Form 10QSB
period 2006-09-30
Rhapsody Acquisition Corp.
filed 2006-11-15
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52203

Rhapsody Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4743916
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, 35th Floor, New York, New York 10022
(Address of Principal Executive Office)

 (212) 319-7676
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of November 14, 2006, 6,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Balance Sheet
(Unaudited)

September 30, 2006
ASSETS
Current assets - Cash	$13,776
Deferred offering costs (Note 3)	107,332

Total assets	$121,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$158
Accrued offering costs	7,500
Note payable to stockholder (Note 4)	90,000
Total liabilities	97,658

Commitments (Note 5)

Stockholders’ equity (Notes 5 & 6)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value authorized 15,000,000 shares issued and outstanding 1,125,000 shares	113
Additional paid-in capital	24,887
Deficit accumulated during the development stage	(1,550)

Total stockholders’ equity	23,450

Total liabilities and stockholders’ equity	$121,108

See Notes to Unaudited Financial Statements.

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Statement of Operations
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Period from April 24, 2006 (inception) to September 30, 2006

General and administrative costs	$353	$1,794

Other income:
Interest income	90	244

Net loss	$(263)	$(1,550)

Basic and Diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	1,125,000	1,125,000

See Notes to Unaudited Financial Statements

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity
(Unaudited)

For the period from April 24, 2006 (inception) to September 30, 2006

	Common Stock Shares Amount		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity

Common shares issued to initial stockholders	1,125,000	$113	$24,887	$—	$25,000

Net Loss	—	—	—	(1,550)	(1,550)
Balance at September 30, 2006	1,125,000	$113	$24,887	$(1,550)	$23,450

See Notes to Unaudited Financial Statements.

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2006	For the period from April 24, 2006 (inception) to September 30, 2006

Cash flow from operating activities
Net loss	$(263)	$(1,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accrued expenses	(7,500)	7,658
Net cash provided by (used in) operating activities	(7,763)	6,108

Cash flows from financing activities
Proceeds from sale of shares of common stock to founding stockholders	—	25,000
Proceeds from note payable, stockholder	—	90,000
Deferred costs associated with initial public offering	—	(107,332)

Net cash provided by financing activities	—	7,668

Net increase (decrease) in cash	$(7,763)	$13,776
Cash at beginning of period	21,539	—
Cash at end of period	$13,776	$13,776

See Notes to Unaudited Financial Statements.

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Summary of Significant Accounting Policies

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that have been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of $1,550 available to reduce any future income taxes. The tax benefit of this loss, approximately $620, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net loss per share	Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently issued accounting standards	Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.	Basis of Presentation
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited financial and related disclosures for the period ended August 31, 2006 included in the Company's Amendment No 3 to Form S-1.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Rhapsody Acquisition Corp. (the “Company”) was incorporated in Delaware on April 24, 2006 as a blank check company whose objective is to acquire an operating business.

At September 30, 2006, the Company had not yet commenced any operations. All activity through September 30, 2006 relates to the Company’s formation and the proposed public offering described below. The Company has selected March 31 as its fiscal year-end.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering of up to 4,500,000 units (“Units”) which was consummated on October 10, 2006 and is discussed in Note 7 (“Offering”). The net proceeds from the Offering and the sale of Insider Warrants (defined below) were approximately $40 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, an aggregate of $39,278,250 was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account,

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Proposed Offering, up to an aggregate of $200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

If the Company has not completed a Business Combination by October 3, 2008, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 7).

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

3.	Deferred Offering Costs
Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and were charged to stockholders’ equity upon the receipt of the capital raised (see Note 7).

4.	Note Payable, Stockholder
The Company issued a $90,000 principal amount unsecured promissory note to the Company’s Chairman of the Board, Chief Executive Officer and President on May 15, 2006. The note is non-interest bearing and was payable on the earlier of May 15, 2007 or the consummation of the Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. The note was repaid on October 11, 2006.

5.	Commitments
The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 3, 2006.

Pursuant to letter agreements dated May 30, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Four of the Initial Stockholders and one affiliate of an Initial Stockholder committed to purchase 1,136,364 Warrants (“Insider Warrants”) at $1.10 per Warrant (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the first anniversary of the consummation of a Business Combination.

EBC will be engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay EBC a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000.

6.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7.	Subsequent Event
On October 10, 2006, the Company consummated the Offering of 5,175,000 Units, including 675,000 units subject to the over-allotment option, at an offering price of $8.00 per Unit. Each Unit consisted of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination and October 3, 2007 and expiring October 2, 2010. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any

Rhapsody Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

holder that wishes to exercise his Warrant to do so on a "cashless basis." In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the "fair market value" (defined below) by (y) the fair market value. The "fair market value" shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants.

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that 1.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company also issued a unit purchase option, for $100, to EBC to purchase 450,000 Units at an exercise price of $8.80 per Unit. The Units issuable upon exercise of this option are identical to the Units being offered in the Offering. Upon closing the Offering the Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,687,500 ($3.75 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to EarlyBirdCapital (the “Representative”) is estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.99%, (2) risk-free interest rate of 4.56% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on April 24, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in October 2006, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Operations

Net loss for the three months ended September 30, 2006 of $263 consisted of $353 of general and administrative costs, offset by $90 of interest income. The Company did not incur any costs associated with its initial public offering during this period.

Net loss for the period from April 24, 2006 (inception) to September 30, 2006 of $1,550 consisted of $1,794 of general and administrative expenses, which were reduced by $244 of interest income. In addition, the Company recognized $107,239 of costs associated with its initial public offering. These costs were deferred and were charged directly to shareholders’ equity upon the closing of the Offering, on October 10, 2006.

We consummated our initial public offering on October 10, 2006. Gross proceeds from our initial public offering were $42,650,000 (including warrants sold privately). We paid a total of $2,018,000 in underwriting discounts and commissions, and approximately $559,475 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,822,525, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 10, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 10, 2006, we consummated our initial public offering of 5,175,000 units, including 675,000 units subject to the over-allotment option, with each unit consisting of one share of our common stock and one warrant, to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,136,364 warrants at $1.10 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-134694). The Securities and Exchange Commission declared the registration statement effective on October 3, 2006.

We paid a total of $2,018,000 in underwriting discounts and commissions, and approximately $559,475 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,822,525, of which $38,028,250 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $39,278,250 (or approximately $7.59 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a) Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHAPSODY AQUISITION CORP.

Dated: November 14, 2006
/s/ Eric S. Rosenfeld
Eric S. Rosenfeld.
Chief Executive Officer

/s/ David D. Sgro
David D. Sgro
Chief Financial Officer