Form 10QSB
period 2006-12-31
Rhapsody Acquisition Corp.
filed 2007-02-14
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Number of shares of common stock outstanding as of February 9, 2007: 6,300,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET (UNAUDITED)

12/31/2006

ASSETS

Current Assets:
Cash and cash equivalents	$680,702
Cash held in trust (Note 2)	39,278,250
Interest on cash held in trust	305,548
Prepaid expenses	62,900
Total current assets	40,327,400

Other Assets	16,657

Total assets	$40,344,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Deferred underwriting fee (Note 2)	$414,000
State and local income tax payable (Note 7)	35,731
Total current liabilities	$449,731

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$7,912,801

Commitments (Note 4)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527
Additional paid-in capital	31,781,331
Retained earnings accumulated during the development stage	199,667
Total stockholders’ equity	31,981,525
Total liabilities and stockholders’ equity	$40,344,057

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended December 31, 2006	Period from April 24, 2006 (inception) to December 31, 2006

Operating expenses:
General and administrative costs	$73,519	$75,313
Operating loss	(73,519)	(75,313)

Other Income:
Interest income	4,919	5,163
Interest on Trust Fund	305,548	305,548
Net income before provision for income taxes (Note 7)	236,948	235,398

Provision for income taxes	(35,731)	(35,731)
Net Income	$201,217	$199,667
Accretion of Trust Account relating to common stock subject to possible conversion	(61,075)	(61,075)
Net income attributable to common stockholders	$140,142	$138,592

Weighted average common shares outstanding subject to possible conversion	932,171	337,959
Basic and diluted net income per share subject to possible conversion	$0.07	$0.18
Weighted average common shares outstanding	4,856,015	2,477,679
Basic and diluted net income per share	$0.03	$0.06

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the period April 24, 2006 (inception) to December 31, 2006

	Common Stock		Additional paid-in	Retained Earnings Accumulated During the Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Balance, April 24, 2006	-	$-	$-	$-	$-

Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000

Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559

Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)

Proceeds from issuance of underwriter's premium option	-	-	100	-	100

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Accretion of trust fund relating to common stock subject to possible conversion	-	-	(61,075)	-	(61,075)

Net income for the period	-	-	-	199,667	199,667

Balance at December 31, 2006	5,265,517	$527	$31,781,331	$199,667	$31,981,525

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended December 31, 2006	Period from April 24, 2006 (inception) to December 31, 2006
OPERATING ACTIVITIES
Net Income for the period	$201,217	$199,667
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund interest income	(305,548)	(305,548)
Change in operating assets and liabilities:
Increase in prepaid and other current assets	(79,557)	(79,557)
Increase (Decrease) in accrued expenses	(7,658)	-
Increase (Decrease) in payables	35,731	35,731
Net cash used in operating activities	$(155,815)	$(149,707)
INVESTING ACTIVITIES
Cash Contributed to Trust Fund	(39,278,250)	(39,278,250)
Net cash used in investing activities	$(39,278,250)	$(39,278,250)
FINANCING ACTIVITIES
Proceeds from sale of shares of common stock to initial stockholders	-	25,000
Proceeds from note payable, stockholder	(90,000)	-
Proceeds from sale of underwriters' purchase option	100	100
Proceeds from issuance of insider warrants	1,250,000	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	7,851,726	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	30,981,833	30,981,833
Deferred offering costs	107,332	-
Net cash provided by financing activities	$40,100,991	$40,108,659

Net increase in cash and cash equivalents	$666,926	$680,702
Cash and cash equivalents at beginning of period	13,776	-
Cash and cash equivalents at end of period	$680,702	$680,702
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	1,687,500	1,687,500
Deferred underwriting fee	414,000	414,000

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $70,000 available to reduce any future federal income taxes. The tax benefit of this loss, approximately $28,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share
Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 1,125,000 initial shares outstanding throughout the period from April 24, 2006 (date of inception) to December 31, 2006 and an additional 5,175,000 shares (including 1,034,483 subject to possible conversion) outstanding after the effective date of the Offering in October 2006. No effect has been given to potential issuances of common stock from warrants or the underwriters option in the diluted computation, as these securities are anti-dilutive.

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

Concentration of credit risk
Financial instructions that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Recently issued accounting standards	Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial and related disclosures for the period ended October 10, 2006 included in the Company’s Form 8-K, filed on October 10, 2006.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2. Organization and Business Operations

Rhapsody Acquisition Corp. (the “Company”) was incorporated in Delaware on April 24, 2006 as a blank check company whose objective is to acquire an operating business. The Company has selected March 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of approximately $39,000,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $39,278,250, which includes $1,250,000 relating to the sale of insider warrants and $414,000 deferred payment to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Offering (or October 3, 2007), up to an aggregate of $200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and interest earned) has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by October 3, 2008. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

3. Initial Public Offering

On October 10, 2006, the Company sold 5,175,000 units (“Units”) in the Offering, which included 675,000 units subject to the underwriter’s overallotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant(s) (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company agreed to pay the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that 1.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 450,000 Units at an exercise price of $8.80 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $1,687,500 ($3.75 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.99%, (2) risk-free interest rate of 4.56% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering (October 3, 2006). An amount of $22,016 has been paid in this respect for three month period ended December 31, 2006.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

Four of the Initial Stockholders and one affiliate of an Initial Stockholder committed to purchase 1,136,364 Warrants (“Insider Warrants”) at $1.10 per Warrant (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants purchased by such purchasers are identical to the Warrants underlying the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities). The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Representative has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Preferred Stock

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

6. Common Stock

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of December 31, 2006, including 1,034,483 common shares subject to possible conversion.

At December 31, 2006, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

A provision of $35,731 was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $70,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Results of Operations

Net income for the three months ended December 31, 2006 of $201,217 consisted of $310,467 of interest income, offset by $22,016 of monthly administrative fees, $15,443 of directors and officers liability insurance, $11,753 of printing expenses, $10,000 of marketing expenses, $9,162 of travel expenses, $4,417 of professional fees, $728 of other operating costs and $35,731 of state and local taxes.

Net income for the period from April 24, 2006 (inception) to December 31, 2006 of $199,667 consisted of $310,711 of interest income, offset by $22,016 of monthly administrative fees, $15,443 of directors and officers liability insurance, $11,753 of printing expenses, $10,000 of marketing expenses, $9,309 of travel expenses, $4,417 of professional fees, $2,375 of other operating costs and $35,731 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of $71,150 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

We consummated our initial public offering on October 10, 2006. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions, and $548,341 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,659, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants ($1,250,000) were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 10, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,018,000 in underwriting discounts and commissions, and $548,341 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,659, of which $38,028,250 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $39,278,250 (or approximately $7.59 per share sold in the offering).

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
Dated: February 9, 2007
/s/ Eric S. Rosenfeld
Eric S. Rosenfeld. Chief Executive Officer

/s/ David D. Sgro
David D. Sgro Chief Financial Officer