Form 10KSB
period 2007-03-31
Rhapsody Acquisition Corp.
filed 2007-06-25
CIK 1361538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-52203

Rhapsody Acquisition Corp.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-4743916 (Small Business Issuer I.R.S. Employer I.D. Number)

10 East 53rd Street, 35th Floor, New York, New York (Address of principal executive offices)	10022 (zip code)

(212) 319-7676
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒   No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended March 31, 2007 were $0.

As of June 18, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $38,346,750.

As of June 18, 2007, there were 6,300,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Rhapsody Acquisition Corp. is a blank check company formed on April 24, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On October 10, 2006, we consummated our initial public offering of 5,175,000 units, including 675,000 units subject to the over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,136,364 warrants at $1.10 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). The proceeds that were not deposited into the trust fund are available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses (collectively referred to as “costs and expenses”). Through March 31, 2007, we have used $290,069 of the net proceeds that were not deposited into the trust fund to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2007, there is $39,922,072 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Liquidation if no business combination

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by October 3, 2008, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. We will thereafter distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors). We anticipate notifying the trustee of the trust fund to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial officers, directors, special advisors or stockholders (collectively, our “Founders”) have waived their rights to participate in any liquidation distribution with respect to their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”). There will be no distribution from the trust fund with respect to our warrants. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, the Founders have agreed to advance us the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of March 31, 2007 would have been $7.71. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such entities bring claims that would otherwise require payment from moneys in the trust fund.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or other advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our Founders or any entity with which they are affiliated any finder’s fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is).

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of the acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, our Founders have agreed to vote their Founder Shares in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve a business combination are voted in favor of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of March 31, 2007, the per-share conversion price would have been $7.71. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.71 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $7.71 per share held in trust as of March 31, 2007 due to claims of creditors. If we liquidate before the completion of a business combination, Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that he will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 3, 2008. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 3, 2008 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 3, 2008, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith; thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

You will not be able to exercise your warrants if we do not have an effective registration statement in place when you desire to do so.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants. Additionally, we have no obligation to settle the warrants for cash or “net cash settle” any warrant exercise. Accordingly, if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. If the warrants expire worthless, this would mean that a person who paid $8.00 for a unit in our IPO and who did not sell the warrant included in the unit would have effectively paid $8.00 for one share of our common stock.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable by a warrant holder and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either become listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If a warrant holder is unable to exercise his warrants in a particular state, he may be forced to sell his warrant and therefore lose out of the benefit of purchasing our stock. Furthermore, the price he receives for his warrant may not equal the difference between the exercise price and the stock price.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination prior to October 3, 2008.

Since we have not currently selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 1,488,636 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option initially granted to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering) and all of the 1,000,000 shares of preferred stock available for issuance.

Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if the preferred stock includes rights senior to the common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the main determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

While our officers and directors do not currently have any contractual obligations to present potential business combination opportunities to any other company, including other “blank check” companies, such individuals are affiliated with other businesses and as a result may have similar fiduciary obligations for presenting business opportunities to such entities as well as to our company. While we do not believe such businesses would be evaluating the same type of potential target businesses that we would, as they are mainly operating companies with established operations, a situation could arise where the same target business could be an attractive acquisition candidate for us and one or more of such other businesses. Additionally, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

All of our officers and directors own shares of our common stock issued prior to this offering and several of our directors and an entity controlled by our special advisor own warrants. These securities will not participate in liquidation distributions. Therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock and Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, Messrs. Leonard B. Schlemm, Jon Bauer and Colin D. Watson, each a member of our board of directors, and Gotham Capital V, an entity controlled by Joel Greenblatt, our special advisor, have purchased insider warrants. Such individuals have waived their right to receive distributions upon our liquidation with respect to these shares of common stock if we are unable to consummate a business combination. The warrants acquired by our officers or directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 6,311,364 shares of common stock and an option to purchase 450,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by October 3, 2008, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders (including the holders of the insider warrants) exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. Additionally, the holders of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there could be an additional 1,125,000 shares of common stock and 1,136,364 warrants (and 1,136,364 shares of common stock) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are, however, deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 10 East 53rd Street, 35th Floor, New York, New York pursuant to an agreement with Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president. We pay Crescendo Advisors II a monthly fee of $7,500 for general and administrative services, including use of these offices. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors II is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols RPSDU, RPSD and RPSDW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on October 4, 2006 and since such common stock and warrants commenced public trading on October 26, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007:
Second Quarter*	8.95	8.60	7.42	7.28	1.51	1.30
First Quarter	9.00	8.60	7.51	7.30	1.49	1.18

2006:
Fourth Quarter	8.50	7.96	7.25	7.10	1.25	0.78

*Through June 18, 2007

Holders

As of June 18, 2007, there was one holder of record of our units, ten holders of record of our common stock and six holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In April 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares

Eric S. Rosenfeld	765,000

Rosenfeld 1991 Children’s Trust	106,840

Arnaud Ajdler	50,632

Leonard B. Schlemm	40,632

Jon Bauer	40,632

Colin D. Watson	40,632

Joel Greenblatt	40,632

David D. Sgro, CFA	20,000

Greg Monahan	20,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities who had access to information with respect to our operations and were able to ask questions of our officers and directors regarding our company. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.0222 per share.

Initial Public Offering

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

We paid a total of $2,018,000 in underwriting discounts and commissions, and $548,441 was paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into a trust fund. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,278,250 deposited into the trust fund. The proceeds not placed in the trust fund became available to be used to pay our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $643,822 in interest through March 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Net income for the period from April 24, 2006 (inception) to March 31, 2007 of $351,102 consisted of $654,055 of interest income, offset by $44,516 of monthly administrative fees, $31,059 of directors and officers liability insurance, $73,614 of marketing expenses, $24,877 of Delaware franchise taxes, $11,658 of printing expenses, $17,895 of travel expenses, $24,594 of professional fees and licenses, $1,786 of other operating costs and $72,954 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $220,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

We consummated our initial public offering on October 10, 2006. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions, and $548,441 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants ($1,250,000) were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through October 3, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services through March 31, 2007, we had incurred $44,516 for full services. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

Critical Accounting Policies

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Net Income Per Common Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in the Summary of Significant Accounting Policies section of our annual financial statements, included elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

		Payment due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Administrative services agreement	135,484	90,000	45,484	-	-
Payments to data service provider	24,384	24,384	-	-	-
Fee due to investment banker on completion of
business combination	414,000	-	414,000	-	-
Total	573,868	114,384	459,484	-	-

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Eric S. Rosenfeld	49	Chairman of the Board, Chief Executive Officer and President

David D. Sgro, CFA	30	Chief Financial Officer

Arnaud Ajdler	31	Secretary and Director

Leonard B. Schlemm	54	Director

Jon Bauer	49	Director

Colin D. Watson	65	Director

Eric S. Rosenfeld has been our chairman of the board, chief executive officer and president since our inception. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. From its inception in April 2004 until June 2006, Mr. Rosenfeld was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corporation, an OTC Bulletin Board-listed blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Arpeggio Acquisition Corporation completed its business combination with Hill International, Inc. in June 2006 and since such time Mr. Rosenfeld has served as a director of the company. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and Nasdaq listed software company, which was acquired by Golden Gate Capital. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc., an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. He became chairman in January 2005 and a director in April 2003. He has been the chairman of the board of Computer Horizons Corp., a Nasdaq listed company, providing IT professional services with a concentration in sourcing and managed services since October 2005. He has also been a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, since July 2004. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

David D. Sgro, CFA, has been our chief financial officer since our inception. Mr. Sgro has been a Vice President of Crescendo Partners, L.P., a Delaware limited partnership, since December 2005 and an investment analyst from May 2005 to December 2005. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder.

Arnaud Ajdler has been our secretary and a member of our board of directors since our inception. From April 2004 until its merger with Hill International in June 2006, he served as the chief financial officer and secretary and a member of the board of directors of Arpeggio Acquisition Corporation. He has continued to serve as a member of the board of directors of Hill International since June 2006. Since October 2005, Mr. Ajdler is also assistant to the chairman of the board and a board observer to Computer Horizon Corp., a NASDAQ listed company. He has also been a member of the board of directors of The Topps Company, Inc., a Nasdaq listed designer and marketer of confectionary and entertainment products, since August 2006. Mr. Ajdler has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2005, a Senior Vice President from December 2004 to December 2005 and an investment analyst from September 2003 to December 2004. From January 2000 to July 2001, he worked as a management consultant at Mercer Management Consulting, an international strategy consulting firm, before completing his M.B.A. at Harvard Business School in June 2003. He also worked as an investment analyst at Tilson Capital, a New York-based hedge fund, from July to September 2003, as an investment banker at Deutsche Bank, an international financial service provider, from June to August 2002, and as a management consultant at the Boston Consulting Group from June to August 1999. Mr. Ajdler received a B.S. in engineering from the Free University of Brussels, Belgium, an S.M. in Aeronautics from the Massachusetts Institute of Technology and an M.B.A from the Harvard Business School.

Leonard B. Schlemm has been a member of our board of directors since our inception. He has been chairman of Sila Holdings, a Cyprus holding company which owns one of the largest chains of fitness centers in Russia, since March 1997 and the president of The Atwater Club, a private racquet club in Montreal, since February 2002. He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio Acquisition Corporation from its inception in April 2004 until its merger in June 2006. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

Jon Bauer has been a member of our board of directors since our inception. Since May 1995, Mr. Bauer has been the managing member and chief investment officer of Contrarian Capital Management, a multi-strategy distressed securities money management firm. From July 1986 to May 1995, he was managing director at Oppenheimer & Co., Inc. where he founded the High Yield Department. Mr. Bauer was a member of the board of directors of Arpeggio Acquisition Corporation from its inception in April 2004 until its merger in June 2006. Mr. Bauer received a B.A. (with honors) from Rutgers College and an MBA from Harvard Business School.

Colin D. Watson has been a member of our board of directors since our inception. From November 2003 through December 2004, Mr. Watson had been president and chief executive officer of Vector Aerospace Corporation, a company engaged in the aviation repair and overhaul industry. He is also a director of Louisiana-Pacific Corporation, Rogers Communications, B Split 11 Corporation, Cygnal Technologies Corporation, Northstar Aerospace and Vector Aerospace. From April 1996 until January 2002, Mr. Watson served in various positions with Spar Aerospace. In December 2001, he retired from the office of vice-chairman of Spar Aerospace, a position he had held since January 2001. From January 2000 to December 2000, he was vice-chairman and chief executive officer of Spar Aerospace and from April 1996 until December 1999, he was its president and chief executive officer. From April 1974 to April 1996, Mr. Watson was president and chief executive officer of Rogers Cable TV, one of Canada’s largest cable providers, and a director of Rogers Communications Inc. as well as director, president and chief executive officer of Rogers Cable TV. Mr. Watson is a member of the Chairman’s Advisory Council of Harbourfront Centre and Sunnybrook Foundation, respectively, and is a past Chairman of the Toronto Film Festival. Mr. Watson was a member of the board of directors of Arpeggio Acquisition Corporation from its inception in April 2004 until its merger in June 2006. Mr. Watson received a Ba.Sc. (Mechanical Engineering) from UBC and an MBA from the Richard Ivey School of Business at the University of Western Ontario.

Special Advisor

Joel Greenblatt is our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of Gotham Capital III, L.P., an investment partnership he founded in April 1985, and a managing member of Gotham Capital V LLC. He was also a special advisor to Arpeggio Acquisition Corporation until its merger in June 2006. He is the former chairman of the board and a former board member of Alliant Techsystems, a New York Stock Exchange-listed aerospace and defense contractor. Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches “Value and Special Situations Investing.” Mr. Greenblatt is the author of “You Can Be A Stock Market Genius” (Simon & Schuster, 1997) and “The Little Book That Beats the Market” (John Wiley & Sons, 2005). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to Rhapsody Acquisition Corp., 10 East 53rd Street, 35th Floor, New York, New York 10022.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to do so. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on and will form audit and nominating committees, if required.

ITEM 10. EXECUTIVE COMPENSATION

Commencing October 3, 2006 and ending upon the acquisition of a target business, we will pay Crescendo Advisors II, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of June 18, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Eric S. Rosenfeld	871,840(2)	13.8%

Arnaud Ajdler	50,632	*

Leonard B. Schlemm(3)	40,632(4)	*

Jon Bauer(5)	40,632(4)	*

Colin D. Watson(6)	40,632(4)	*

Millennium Management, L.L.C.(7)	668,000(8)	10.6%

Fir Tree, Inc.(9)	581,625(10)	9.2%

Brahman Capital Corp.(11)	400,000(12)	6.3%

Dorset Management Corporation(13)	385,000(14)	6.1%

All directors and executive officers as a group (6 individuals)	1,064,368(15)	16.9%
___________________________________

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 10 East 53rd Street, 35th Floor, New York, New York 10022.

(2)
Includes 106,840 shares of common stock held by the Rosenfeld 1991 Children’s Trust, of which Mr. Rosenfeld’s wife is the sole trustee. Does not include 863,636 shares of common stock issuable upon exercise of warrants held by Mr. Rosenfeld that are not exercisable and will not become exercisable within 60 days.

(3)	The business address of Mr. Schlemm is c/o The Atwater Club, 3505 Avenue Atwater, Montreal, Quebec H3W 1Y2.

(4)	Does not include 68,182 shares of common stock issuable upon exercise of warrants held by such individual that are not exercisable and will not become exercisable within 60 days.

(5)	The business address of Mr. Bauer is 411 W. Putnam Ave., Ste 225, Greenwich, Connecticut 06830.

(6)	The business address of Mr. Watson is 72 Chestnut Park Rd., Toronto, Ontario, M4W1W8.

(7)	The business address of Millennium Management, L.L.C. is 666 Fifth Avenue, New York, New York 10103.

(8)
Represents 668,000 shares of common stock held by Millenco, L.L.C. Does not include 596,637 shares of common stock issuable upon exercise of warrants held by Millenco, L.L.C. that are not exercisable and will not become exercisable within 60 days. Millennium Management, L.L.C. is the manager of Millenco, L.L.C. Israel A. Englander is the managing member of Millennium Management. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 26, 2007.

(9)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(10)
Represents (i) 516,605 shares of common stock held by Sapling, LLC and (ii) 65,020 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Jeff Tannenbaum is the president of each of Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G filed with the SEC on January 5, 2007.

(11)	The business address of Brahman Capital Corp. is 10 East 53rd Street, 35th Floor, New York, New York 10022.

(12)
Represents shares beneficially held by Brahman Capital Corp., Brahman Management, L.L.C., Peter A. Hochfelder, Robert J. Sobel and Mitchell A. Kuflik, as reported in a Schedule 13G filed with the SEC on October 11, 2006.

(13)	The business address of Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.

(14)	Represents shares beneficially held by David M. Knott and Dorset Management Corporation, as reported in a Schedule 13G/A filed with the SEC on February 14, 2007.

(15)	Does not include 1,136,364 shares of common stock issuable upon exercise of warrants held by such individuals that are not exercisable and will not become exercisable within 60 days.

All 1,125,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Eric S. Rosenfeld is our “promoter” as that term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 2006, we issued 1,125,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us

Eric S. Rosenfeld	765,000	Chairman of the Board, Chief Executive Officer and President

Rosenfeld 1991 Children’s Trust	106,840	Trustee is wife of Chairman of the Board, Chief Executive Officer and President

Arnaud Ajdler	50,632	Secretary and Director

Leonard B. Schlemm	40,632	Director

Jon Bauer	40,632	Director

Colin D. Watson	40,632	Director

Joel Greenblatt	40,632	Special Advisor

David D. Sgro, CFA	20,000	Chief Financial Officer

Greg Monahan	20,000	Stockholder

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until one year after our consummation of a business combination. The Founders Shares may be released from escrow earlier than this date if, after we’ve consummated a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, Messrs. Leonard B. Schlemm, Jon Bauer and Colin D. Watson, each a member of our board of directors, and Gotham Capital V, an entity controlled by Joel Greenblatt, our special advisor, purchased an aggregate of 1,136,364 insider warrants (for an aggregate purchase price of $1,250,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis at the holder’s option (except in the case of a forced cashless exercise upon our redemption of the warrants) so long as such warrants are held by these purchasers or their affiliates. Additionally, they have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

We entered into a registration rights agreement with the Founders pursuant to which (i) the holders of the majority of the Founders Shares may demand that we register their shares at any time after the date on which these shares of common stock are released from escrow and (ii) the holders of the majority of the insider warrants (or underlying shares) may demand that we register these securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such dates. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by October 3, 2008, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•
each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to, or in connection with, the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Crescendo Advisors II, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Crescendo Advisors II $7,500 per month for these services.

During 2006, Eric S. Rosenfeld advanced an aggregate of $90,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of May 15, 2007 or the consummation of our initial public offering. The loan was repaid in October 2006.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Independence of Directors

In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on. The Nasdaq Stock Exchange and American Stock Exchange listing standards generally define an “independent director” as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, our board of directors has affirmatively determined that Messrs. Schlemm, Bauer and Watson are independent directors.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric S. Rosenfeld. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arnaud Ajdler. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Leonard B. Schlemm. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Bauer. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Colin D. Watson. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David D. Sgro, CFA. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Greg Monahan. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Joel Greenblatt. (1)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.11	Form of Letter Agreement between Crescendo Advisors II LLC and Registrant regarding administrative support. (1)

10.12	Promissory Note, dated as of May 15, 2006, issued to Eric S. Rosenfeld. (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.14	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Eric S. Rosenfeld, Leonard B. Schlemm, Jon Bauer, Colin D. Watson and Gotham Capital V. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-134694)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO Seidman, LLP is our principal accountant. The following is a summary of fees incurred for services rendered during the period from April 24, 2006 (inception) to March 31, 2007.

Audit Fees

The aggregate fees billed or to be billed by BDO Seidman, LLP for professional services rendered since its appointment as Rhapsody’s independent registered public accounting firm are $71,712. Such fees relates to (i) the audit of Rhapsody’s financial statements as of August 31 2006 and for the period from April 24, 2006 (inception) through August 31, 2006, appearing in Rhapsody’s prospectus and registration statement; and the audit of Rhapsody’s financial statements as of October 10, 2006 and for the period from April 24, 2006 (inception) through October 10, 2006 appearing in Rhapsody’s Form 8KA filed on October 10, 2006 (total $50,217); (ii) the review of Rhapsody’s quarterly financial statements set forth in Rhapsody’s Quarterly Reports on Form 10QSB for the quarters ended September 30 and December 31, 2006 (total $8,195); (iii) the audit of Rhapsody’s annual financial statements set forth in Rhapsody’s Form 10KSB for the fiscal year ended March 31, 2007 (estimated $13,300).

Audit-Related Fees

During the period, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the period, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the period, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rhapsody Acquisition Corp.

We have audited the accompanying balance sheet of Rhapsody Acquisition Corp. (a corporation in the development stage) as of March 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (April 24, 2006) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhapsody Acquisition Corp. as of March 31, 2007, and its results of operations and its cash flows for the period from inception (April 24, 2006) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP.
BDO Seidman, LLP

New York, New York
June 18, 2007

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

March 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$515,240
Cash including interest held in Trust Fund (Note 2)	39,922,072
Prepaid expenses	63,940

Total assets	$40,501,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes	$41,491
Deferred underwriting fee ( Note 2)	414,000
Total current liabilities	$455,491

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$7,980,426

Commitments (Note 4)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527
Additional paid-in capital	31,713,706
Retained earnings	351,102
Total stockholders’ equity	32,065,335
Total liabilities and stockholders’ equity	$40,501,252

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS

Period from April 24, 2006 (inception) to March 31, 2007

Operating expenses:
General and administrative costs (Notes 4 and 7)	$229,999
Operating loss	(229,999)

Other Income:
Interest income	10,233
Interest on Trust Fund	643,822
Net income before provision for income taxes	424,056

Provision for income taxes (Note 7)	(72,954)
Net Income	$351,102
Accretion of trust account relating to common stock subject to possible conversion	(128,700)
Net income (loss) attributable to common stockholders	$222,402

Common shares outstanding subject to possible conversion	1,034,483
Basic and diluted net income per share subject to possible conversion	$0.12
Weighted average common shares outstanding	3,213,472
Basic and diluted net income per share	$0.07

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Retained Earnings Accumulated During the
	Shares	Amount	paid-in capital	Development Stage	Stockholders’ Equity

Balance, April 24, 2006	-	$-	$-	$-	$-

Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000

Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559

Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)

Proceeds from issuance of underwriter's purchase option	-	-	100	-	100

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Accretion of trust account relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)

Net income for the period	-	-	-	351,102	351,102

Balance at March 31, 2007	5,265,517	$527	$31,713,706	$351,102	$32,065,335

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS

Period from April 24, 2006 (inception) to March 31, 2007
OPERATING ACTIVITIES
Net Income for the period	$351,102
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund interest income	(643,822)
Change in operating assets and liabilities:
Increase in prepaid expenses	(63,940)
Increase in accrued expenses and taxes	41,491
Net cash used in operating activities	$(315,169)

INVESTING ACTIVITIES
Cash contributed to Trust Fund	(39,278,250)
Net cash used in investing activities	$(39,278,250)

FINANCING ACTIVITIES
Proceeds from of shares of common stock to initial stockholders	25,000
Proceeds from issuance of underwriters' purchase option	100
Proceeds from issuance of insider warrants	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	30,981,833
Net cash provided by financing activities	$40,108,659

Net increase in cash and cash equivalents	$515,240
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$515,240
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	1,687,500
Deferred underwriting fee	414,000
Accretion of trust account relating to common stock subject to conversion	128,700

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $220,000 to reduce any future federal income taxes. The tax benefit of this loss, approximately $77,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share
Basic income per share is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period.
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,125,000 initial shares outstanding throughout the period from April 24, 2006 (inception) to March 31, 2007 and 4,140,517 common shares outstanding after the effective date of the offering on October 3, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At March 31, 2007, there were no such potentially dilutive securities.

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

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

New accounting pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant effect on the Company’s balance sheet or statements of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through March 31, 2007, is related to the Company's formation and preparation for and consummation of the Offering. The Company has selected March 31 as its fiscal year end.

2. Organization and Business Operations

Rhapsody Acquisition Corp. (the “Company”) was incorporated in Delaware on April 24, 2006 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of $38,833,559. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $39,278,250, which includes $1,250,000 relating to the sale of insider warrants and a $414,000 deferred amount payable to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and accretion of interest earned aggregating $7,980,426) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

The Company agreed to pay the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that 1.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 450,000 Units at an exercise price of $8.80 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option at the time of the IPO was approximately $1,687,500 ($3.75 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.99%, (2) risk-free interest rate of 4.56% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

4. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing on the effective date of the Offering (October 3, 2006). An amount of $44,516 has been incurred in this respect for the period ended March 31, 2007.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

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

6. Common Stock

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of March 31, 2007, including 1,034,483 common shares subject to possible conversion.

At March 31, 2007, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

A provision of $72,954 was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $220,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $24,877 are included in the general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of June, 2007.

RHAPSODY ACQUISITION CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld Eric S. Rosenfeld	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 18, 2007

/s/ David D. Sgro David D. Sgro	Chief Financial Officer (Principal Accounting and Financial Officer)	June 18, 2007

/s/ Arnaud Ajdler Arnaud Ajdler	Secretary and Director	June 18, 2007

/s/ Leonard B. Schlemm Leonard B. Schlemm	Director	June 18, 2007

/s/ Jon Bauer Jon Bauer	Director	June 18, 2007

/s/ Colin D. Watson Colin D. Watson	Director	June 18, 2007