Form 10QSB
period 2007-06-30
Rhapsody Acquisition Corp.
filed 2007-08-14
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of August 10, 2007: 6,300,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$326,823	$515,240
Cash held in trust, including interest (Note 2)	40,280,631	39,922,072
Prepaid expenses	48,151	63,940
Total current assets	40,655,605	40,501,252

Total assets	$40,655,605	$40,501,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes	29,503	41,491
Deferred underwriting fee (Note 2)	$414,000	$414,000
Total current liabilities	$443,503	$455,491

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$8,052,098	$7,980,426

Commitments (Note 4)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527	527
Additional paid-in capital	31,642,034	31,713,706
Retained earnings	517,443	351,102
Total stockholders’ equity	32,160,004	32,065,335
Total liabilities and stockholders’ equity	$40,655,605	$40,501,252

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007	Period from April 24, 2006 (inception) to June 30, 2006	Period from April 24, 2006 (inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative costs (Note 7)	$161,263	$1,441	$391,262
Operating loss	(161,263)	(1,441)	(391,262)

Other Income:
Interest income	3,048	154	13,281
Interest on Trust Fund	358,559	-	1,002,381
Net income before provision for income taxes	200,344	(1,287)	624,400

Provision for income taxes (Note 7)	(34,003)	-	(106,957)
Net Income	$166,341	$(1,287)	$517,443
Accretion of Trust Account relating to common stock subject to possible conversion	(71,672)	-	(200,372)
Net income (loss) attributable to common stockholders	$94,669	$(1,287)	$317,071

Common shares outstanding subject to possible conversion	1,034,483	-
Basic and diluted net income per share subject to possible conversion	$0.07	$-
Weighted average common shares outstanding	5,265,517	1,125,000
Basic and diluted net income per share	$0.02	$(0.00)

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained Earnings Accumulated
	Shares	Amount	Additional paid-in capital	During the Development Stage	Stockholders’ Equity

Balance, April 24, 2006	-	$-	$-	$-	$-

Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000

Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559

Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)

Proceeds from issuance of underwriter's purchase option	-	-	100	-	100

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Accretion of trust fund relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)

Net income from inception through March 31, 2007	-	-	-	351,102	351,102

Balance at March 31, 2007 (audited)	5,265,517	$527	$31,713,706	$351,102	$32,065,335

Accretion of trust fund relating to common stock subject to possible conversion (unaudited)	-	-	(71,672)	-	(71,672)

Net income from April 1, 2007 through June 30, 2007 (unaudited)	-	-	-	166,341	166,341

Balance at June 30, 2007 (unaudited)	5,265,517	$527	$31,642,034	$517,443	$32,160,004

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2007	Period from April 24, 2006 (inception) to June 30, 2006	Period from April 24, 2006 (inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income for the period	$166,341	$(1,288)	$517,443
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund Interest Income	(358,559)	-	(1,002,381)
Change in operating assets and liabilities:
(Increase) Decrease in prepaid expenses & other	15,789	-	(48,151)
Increase (Decrease) in accrued expenses and taxes	(11,988)	15,158	29,503
Net cash provided by (used in) operating activities	$(188,417)	$13,870	$(503,586)

INVESTING ACTIVITIES
Cash Contributed to Trust Fund	-	-	(39,278,250)
Net cash used in investing activities	$-	$-	$(39,278,250)

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable, stockholder	-	90,000	-
Proceeds from sale of underwriters' purchase option	-	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	-	-	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	30,981,833
Deferred offering costs	-	(107,239)	-
Net cash provided by financing activities	$-	$7,761	$40,108,659

Net increase in cash and cash equivalents	$(188,417)	$21,631	$326,823
Cash and cash equivalents at beginning of period	515,240	-	-
Cash and cash equivalents at end of period	$326,823	$21,631	$326,823
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	-	-	1,687,500
Deferred underwriting fee	-	-	414,000
Accretion of trust account relating to common stock subject to conversion	71,672	-	200,372

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $369,000 available to reduce any future federal income taxes. The tax benefit of this loss, approximately $148,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,125,000 initial shares outstanding throughout the period from April 24, 2006 (inception) to June 30, 2007 and 4,140,517 common shares outstanding after the effective date of the offering on October 3, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At June 30, 2007, there were no such potentially dilutive securities.

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

Recently issued accounting standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial and related disclosures for the fiscal year ended March 31, 2007, included in the Company’s Form 10-KSB, filed on June 25, 2007.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of approximately $39,000,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $39,278,250, which includes $1,250,000 relating to the sale of insider warrants and $414,000 deferred payment to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Offering (or October 3, 2007), up to an aggregate of $200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and interest earned) has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 balance sheet.

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

On October 10, 2006, the Company sold 5,175,000 units (“Units”) in the Offering, which included 675,000 units subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant(s) (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that 1.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 450,000 Units at an exercise price of $8.80 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was $1,687,500 ($3.75 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.99%, (2) risk-free interest rate of 4.56% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering (October 3, 2006). An amount of $22,500 has been paid in this respect for the three month period ended June 30, 2007 and $67,016 has been paid since inception.

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

The Initial Stockholders and holders of the Insider Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities). The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of June 30, 2007, including 1,034,483 common shares subject to possible conversion.

At June 30, 2007, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

A provision of $34,003 ($106,957 since inception) was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $378,000 since inception for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $7,111 ($31,988 since inception) are included in the general and administrative expenses.

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

Results of Operations

Net income for the three months ended June 30, 2007 of $166,341 consisted of $361,607 of interest income, offset by $22,500 of monthly administrative fees, $15,790 of directors and officers liability insurance, $79,079 of marketing expenses, $7,111 of Delaware franchise taxes, $10,460 of travel expenses, $24,697 of professional fees and licenses, $1,625 of other operating costs and $34,003 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $150,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Net loss for the period from April 24, 2006 (inception) to June 30, 2006 of $1,288 consisted of $154 of interest income, offset by $1,441 of miscellaneous expenses. Rhapsody generated a net operating loss of approximately $1,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Net income for the period from April 24, 2006 (inception) to June 30, 2007 of $517,443 consisted of $1,015,661 of interest income, offset by $67,016 of monthly administrative fees, $46,849 of directors and officers liability insurance, $152,693 of marketing expenses, $31,989 of Delaware franchise taxes, $28,354 of travel expenses, $49,877 of professional fees and licenses, $11,658 of printing costs, $2,825 of other operating costs and $106,957 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $369,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services through June 30, 2007, we had incurred $67,016 for full services. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $39,278,250 (or approximately $7.59 per share sold in the offering).

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

Dated: August 10, 2007
/s/ Eric S. Rosenfeld Eric S. Rosenfeld. Chief Executive Officer /s/ David D. Sgro David D. Sgro Chief Financial Officer