Form 10QSB
period 2007-09-30
Rhapsody Acquisition Corp.
filed 2007-11-14
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding as of November 13, 2007: 6,300,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$179,392	$515,240
Cash held in trust, including interest (Note 2)	40,642,642	39,922,072
Prepaid expenses and other	32,187	63,940
Total current assets	40,854,221	40,501,252

Total assets	$40,854,221	$40,501,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes	$15,622	$41,491
Deferred underwriting fee (Note 2)	414,000	414,000
Total current liabilities	$429,622	$455,491

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$8,124,468	$7,980,426

Commitments (Note 4)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	$-	$-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527	527
Additional paid-in capital	31,569,664	31,713,706
Retained earnings accumulated during the development stage	729,940	351,102
Total stockholders’ equity	32,300,131	32,065,335
Total liabilities and stockholders’ equity	$40,854,221	$40,501,252

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2007	Period from April 24, 2006 (inception) to September 30, 2006	Period from April 24, 2006 (inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative costs (Notes 4 and 7)	$107,259	$353	$268,521	$1,794	$498,520
Operating loss	(107,259)	(353)	(268,521)	(1,794)	(498,520)

Other Income:
Interest income	1,951	90	4,999	244	15,232
Interest on Trust Fund	362,011	-	720,569	-	1,364,391
Net income before provision for income taxes	256,703	(263)	457,047	(1,550)	881,103

Provision for income taxes (Note 7)	(44,206)	-	(78,209)	-	(151,163)
Net Income	$212,497	$(263)	$378,838	$(1,550)	$729,940
Accretion of Trust Account relating to common stock subject to possible conversion	(72,366)	-	(144,042)	-	(272,742)
Net income (loss) attributable to common stockholders	$140,131	$(263)	$234,796	$(1,550)	$457,198

Common shares outstanding subject to possible conversion	1,034,483	-	1,034,483	-
Basic and diluted net income per share subject to possible conversion	$0.07	-	$0.14	-
Weighted average common shares outstanding	5,265,517	1,125,000	5,265,517	1,125,000
Basic and diluted net income per share	$0.03	$(0.00)	$0.04	$(0.00)

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 24, 2006 (inception) to September 30, 2007

	Common Stock		Additional paid-in	Retained Earnings Accumulated During the Development	Stockholders’
	Shares	Amount	capital	Stage	Equity

Balance, April 24, 2006	-	$-	$-	$-	$-
Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000
Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559
Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)
Proceeds from issuance of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)
Net income from inception through March 31, 2007	-	-	-	351,102	351,102
Balance at March 31, 2007 (audited)	5,265,517	$527	$31,713,706	$351,102	$32,065,335
Accretion of trust fund relating to common stock subject to possible conversion (unaudited)	-	-	(144,042)	-	(144,042)
Net income from April 1, 2007 through September 30, 2007 (unaudited)	-	-	-	378,838	378,838
Balance at September 30, 2007 (unaudited)	5,265,517	$527	$31,569,664	$729,940	$32,300,131

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2007	Period from April 24, 2006 (inception) to September 30, 2006	Period from April 24, 2006 (inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income for the period	$378,838	$(1,550)	$729,940
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund Interest Income	(720,569)	-	(1,364,391)
Change in operating assets and liabilities:
(Increase) Decrease in prepaid expenses & other	31,753	-	(32,187)
Increase (Decrease) in accrued expenses and taxes	(25,870)	7,658	15,622
Net cash provided by (used in) operating activities	$(335,848)	$6,108	$(651,017)

INVESTING ACTIVITIES
Cash Contributed to Trust Fund	-	-	(39,278,250)
Net cash used in investing activities	$-	$-	$(39,278,250)

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable, stockholder	-	90,000	-
Proceeds from sale of underwriters' purchase option	-	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	-	-	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	30,981,833
Deferred offering costs	-	(107,332)	-
Net cash provided by financing activities	$-	$7,668	$40,108,659

Net increase in cash and cash equivalents	$(335,848)	$13,776	$179,392
Cash and cash equivalents at beginning of period	515,240	-	-
Cash and cash equivalents at end of period	$179,392	$13,776	$179,392
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$1,687,500	$-	$1,687,500
Deferred underwriting fee	$414,000	$-	$414,000
Accretion of trust account relating to common stock subject to conversion	$144,042	$-	$272,742
Cash paid for taxes	$81,487	$-	$146,487

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $481,000 available to reduce any future federal income taxes. The tax benefit of this loss, approximately $192,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,125,000 initial shares outstanding throughout the period from April 24, 2006 (inception) to September 30, 2007 and 4,140,517 common shares outstanding after the effective date of the offering on October 3, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At September 30, 2007, there were no such potentially dilutive securities.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.

Upon adoption of SFAS No. 159, an entity may elect the fair value option of eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the assets or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is evaluating whether it will adopt SFAS No. 159.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of approximately $39,000,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $40,642,642 (including interest of $1,364,391), which includes $1,250,000 relating to the sale of insider warrants and $414,000 deferred payment to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Offering (or October 3, 2007), up to an aggregate of $200,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and interest earned) has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 balance sheet.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such office space services commencing on the effective date of the Offering (October 3, 2006). Included in general and administrative costs is $22,500 that has been paid in this respect for the three month period ended September 30, 2007 and $89,516 that has been paid since inception.

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

6. Common Stock

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of September 30, 2007, including 1,034,483 common shares subject to possible conversion.

At September 30, 2007, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

A provision of $44,641 ($151,163 since inception) was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $481,000 since inception for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $3,556 ($35,544 since inception) are included in the general and administrative expenses.

8. Subsequent Events

On October 3, 2007, pursuant to paragraph 1(j) of the Investment Management Trust Agreement between Rhapsody Acquisition Corp. and Continental Stock Transfer & Trust Company (“Trustee”), Rhapsody requested that $200,000 of accumulated interest be released from the Trust Fund to fund expenses related to investigating and selecting a target business, income and other taxes and other working capital requirements.

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

Results of Operations

Net income for the three months ended September 30, 2007 of $212,497 consisted of $363,962 of interest income, offset by $22,500 of monthly administrative fees, $15,963 of directors and officers liability insurance, $6,138 of Delaware franchise taxes, $11,342 of travel expenses, $51,285 of professional fees and licenses, $31 of other operating costs and $44,206 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $103,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Net loss for the three months ended September 30, 2006 of $263 consisted of $353 of general and administrative costs, offset by $90 of interest income. The Company did not incur any costs associated with its initial public offering during this period.

Net income for the six months ended September 30, 2007 of $378,838 consisted of $725,568 of interest income, offset by $45,000 of monthly administrative fees, $31,753 of directors and officers liability insurance, $79,079 of marketing expenses, $13,249 of Delaware franchise taxes, $21,802 of travel expenses, $76,567 of professional fees and licenses, $1,071 of other operating costs and $78,209 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $261,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Net income for the period from April 24, 2006 (inception) to September 30, 2007 of $729,940 consisted of $1,379,623 of interest income, offset by $89,516 of monthly administrative fees, $62,813 of directors and officers liability insurance, $152,693 of marketing expenses, $38,126 of Delaware franchise taxes, $39,697 of travel expenses, $101,161 of professional fees and licenses, $11,658 of printing costs, $2,856 of other operating costs and $151,163 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $481,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services through September 30, 2007, we had incurred $89,516 for full services. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We incurred a total of $2,018,000 in underwriting discounts and commissions, and $548,341 has been paid for costs and expenses related to the offering.

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
Dated: November 13, 2007

/s/ Eric S. Rosenfeld
Eric S. Rosenfeld.
Chief Executive Officer

/s/ David D. Sgro David D. Sgro
Chief Financial Officer