Form 10QSB
period 2007-12-31
Rhapsody Acquisition Corp.
filed 2008-02-14
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52203

Rhapsody Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4743916
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York 10022
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

Number of shares of common stock outstanding as of February 13, 2008: 6,300,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$202,007	$515,240
Cash held in trust, including interest (Note 2)	40,782,672	39,922,072
Prepaid expenses and other	16,224	63,940

Total assets	$41,000,903	$40,501,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes	$26,057	$41,491
Deferred underwriting fee (Note 2)	414,000	414,000
Total current liabilities	$440,057	$455,491

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$8,152,460	$7,980,426

Commitments (Note 4)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 share issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527	527
Additional paid-in capital	31,541,672	31,713,706
Retained earnings accumulated during the development stage	866,187	351,102
Total stockholders’ equity	32,408,386	32,065,335
Total liabilities and stockholders’ equity	$41,000,903	$40,501,252

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2007	Period from April 24, 2006 (inception) to December 31, 2006	Period from April 24, 2006 (inception) to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:

General and administrative costs (Notes 4 and 7)	$167,944	$73,519	$433,882	$75,313	$663,882
Operating loss	(167,944)	(73,519)	(433,882)	(75,313)	(663,882)

Other Income:
Interest income	$752	$4,919	$5,751	$5,163	$15,985
Interest on Trust Fund	340,031	305,548	1,060,600	305,548	1,704,422
Net income before provision for income taxes	172,839	236,948	632,469	235,398	1,056,525

Provision for income taxes (Note 7)	(39,174)	(35,731)	(117,384)	(35,731)	(190,338)
Net Income	$133,665	$201,217	$515,085	$199,667	$866,187
Accretion of Trust Account relating to common stock subject to possible conversion	(27,992)	(61,075)	(172,034)	(61,075)	(300,734)
Net income (loss) attributable to common stockholders	$105,673	$140,142	$343,051	$138,592	$565,453

Common shares outstanding subject to possible conversion	1,034,483	932,171	1,034,483	337,959
Basic and diluted net income per share subject to possible conversion	$0.03	$0.07	$0.17	$0.18
Weighted average common shares outstanding	5,265,517	4,856,015	5,265,517	2,477,679
Basic and diluted net income per share	$0.02	$0.03	$0.07	$0.06

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 24, 2006 (inception) to December 31, 2007

	Common Stock		Additional paid-in	Retained Earnings Accumulated During the Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Balance, April 24, 2006	-	$-	$-	$-	$-
Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000
Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559
Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)
Proceeds from issuance of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)
Net income from inception through March 31, 2007	-	-	-	351,102	351,102
Balance at March 31, 2007 (Audited)	5,265,517	$527	$31,713,706	$351,102	$32,065,335
Accretion of trust fund relating to common stock subject to possible conversion (Unaudited)	-	-	(172,034)	-	(172,034)
Net income from April 1, 2007 through December 31, 2007 (Unaudited)	-	-	-	515,085	515,085
Balance at December 31, 2007 (Unaudited)	5,265,517	$527	$31,541,672	$866,187	$32,408,386

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

Statement of Cash Flows

	Nine Months Ended December 31, 2007	Period from April 24, 2006 (inception) to December 31, 2006	Period from April 24, 2006 (inception) to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income for the period	$515,085	$199,667	$866,187
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund Interest Income	(1,060,600)	(305,548)	(1,704,422)
Change in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other	47,716	(79,557)	(16,224)
Increase (Decrease) in accrued expenses and taxes	(15,434)	35,731	26,057
Net cash provided by (used in) operating activities	$(513,233)	$(149,707)	$(828,402)

INVESTING ACTIVITIES
Cash Contributed to Trust Fund	-	(39,278,250)	(39,278,250)
Cash Withdrawals from Trust Fund	200,000	-	200,000
Net cash provided by (used in) investing activities	$200,000	$(39,278,250)	$(39,078,250)

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable, stockholder	-	-	-
Proceeds from sale of underwriters' purchase option	-	100	100
Proceeds from issuance of insider warrants	-	1,250,000	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	-	7,851,726	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	30,981,833	30,981,833
Deferred offering costs	-	-	-
Net cash provided by financing activities	$-	$40,108,659	$40,108,659

Net increase in cash and cash equivalents	$(313,233)	$680,702	$202,007
Cash and cash equivalents at beginning of period	515,240	-	-
Cash and cash equivalents at end of period	$202,007	$680,702	$202,007
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$1,687,500	$1,687,500
Deferred underwriting fee	$-	$414,000	$414,000
Accretion of trust account relating to common stock subject to conversion	$172,034	$61,075	$300,734
Cash paid for taxes	$36,000	$-	$182,487

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $648,000 available to reduce any future federal income taxes. The tax benefit of this loss, approximately $259,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,125,000 initial shares outstanding throughout the period from April 24, 2006 (inception) to December 31, 2007 and 4,140,517 common shares outstanding after the effective date of the offering on October 3, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At December 31, 2007, there were no such potentially dilutive securities.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of approximately $39,000,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $40,782,672 (including interest of $1,504,422, after the transfer of $200,000 of interest income, see below), which includes $1,250,000 relating to the sale of insider warrants and $414,000 deferred payment to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On October 3, 2007, pursuant to paragraph 1(j) of the Investment Management Trust Agreement between Rhapsody Acquisition Corp. and Continental Stock Transfer & Trust Company (“Trustee”), Rhapsody requested that $200,000 of accumulated interest be released from the Trust Fund to fund expenses related to investigating and selecting a target business, income and other taxes and other working capital requirements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and interest earned) has been classified as common stock subject to possible conversion in the accompanying December 31, 2007 balance sheet.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such office space services commencing on the effective date of the Offering (October 3, 2006). Included in general and administrative costs is $22,500 that has been paid in this respect for the three month period ended December 31, 2007, $22,016 paid for the three months ended December 31, 2006, $67,500 paid for the nine months ended December 31, 2007, $22,016 paid for the period from inception to December 31, 2006 and $112,016 paid from inception through December 31, 2007.

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

6. Common Stock

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of December 31, 2007, including 1,034,483 common shares subject to possible conversion.

At December 31, 2007, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

Rhapsody has made state and local income tax provisions of $39,174 for the three month period ended December 31, 2007, $35,731 for the three months ended December 31, 2006, $117,384 for the nine months ended December 31, 2007, $35,731 for the period from inception to December 31, 2006 and $190,338 from inception through December 31, 2007. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $648,000 since inception for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $9,145 ($44,689 since inception) are included in the general and administrative expenses.

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

Results of Operations

Net income for the three months ended December 31, 2007 of $133,665 consisted of $340,783 of interest income, offset by $22,500 of monthly administrative fees, $15,963 of directors and officers liability insurance, $9,145 of Delaware franchise taxes, $2,601 of travel expenses, $114,052 of professional fees and licenses, $3,683 of other operating costs and $39,174 state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $167,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Net income for the three months ended December 31, 2006 of $201,217 consisted of $310,467 of interest income, offset by $22,016 of monthly administrative fees, $15,443 of directors and officers liability insurance, $11,753 of printing expenses, $10,000 of marketing expenses, $9,162 of travel expenses, $4,417 of professional fees, $728 of other operating costs and $35,731 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $69,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Net income for the nine months ended December 31, 2007 of $515,085 consisted of $1,066,351 of interest income, offset by $67,500 of monthly administrative fees, $47,717 of directors and officers liability insurance, $81,579 of marketing expenses, $19,812 of Delaware franchise taxes, $24,403 of travel expenses, $191,478 of professional fees and licenses, $1,393 of other operating costs and $117,384 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $428,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Net income for the period from April 24, 2006 (inception) to December 31, 2007 of $866,187 consisted of $1,720,407 of interest income, offset by $112,016 of monthly administrative fees, $78,776 of directors and officers liability insurance, $155,193 of marketing expenses, $44,689 of Delaware franchise taxes, $42,298 of travel expenses, $216,073 of professional fees and licenses, $11,658 of printing costs, $3,179 of other operating costs and $190,338 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $648,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

We may also need to raise additional funds from our officers, directors, stockholders or other available sources in order to meet the expenditures required for operating our business, although we have no commitments for such borrowings at this time. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services through December 31, 2007, we had incurred $112,016 for full services. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

RHAPSODY AQUISITION CORP.

Dated: February 13, 2008

/s/ Eric S. Rosenfeld
Eric S. Rosenfeld Chief Executive Officer

/s/ David D. Sgro
David D. Sgro Chief Financial Officer