Form 10KSB
period 2008-03-31
Rhapsody Acquisition Corp.
filed 2008-06-02
CIK 1361538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52203

Rhapsody Acquisition Corp.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-4743916 (Small Business Issuer I.R.S. Employer I.D. Number)

825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)	10022 (zip code)

(212) 319-7676
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

Issuer’s revenues for the fiscal year ended March 31, 2008 were $0.

As of May 27, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $41,400,000.

As of May 27, 2008, there were 6,300,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Rhapsody Acquisition Corp. is a blank check company formed on April 24, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On October 10, 2006, we consummated our initial public offering of 5,175,000 units, including 675,000 units subject to the over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,136,364 warrants, at $1.10 per warrant, to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). The proceeds that were not deposited into the trust fund are available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses (collectively referred to as “costs and expenses”). In addition to those initial proceeds not deposited in the trust fund, we were permitted to deduct up to $200,000 of interest income from the trust fund if a merger was not consummated by October 3, 2007. On October 3, 2007, we transferred $200,000 of interest from the trust fund to our working capital account. Through March 31, 2008, we have used approximately $930,000 of the cash held outside of the trust account to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2008, there was $41,049,635 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination.

Recent Developments

On February 19, 2008, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Primoris Corporation (‘‘Primoris’’) and certain of Primoris’s shareholders. Pursuant to the Merger Agreement, Primoris will be merged into Rhapsody, with Rhapsody being the surviving corporation.

Primoris, a Nevada corporation formed in November 2003, is a holding company of various subsidiaries which cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers. Primoris’s primary subsidiary, ARB, Inc. (“ARB”), a California corporation whose predecessor was formed in 1946, has been engaged in the construction industry since its formation. Primoris installs, replaces, repairs and rehabilitates natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities, and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, Primoris provides maintenance services, including inspection, overhaul and emergency repair services, for cogeneration plants, refineries and similar mechanical facilities. Through its subsidiary Onquest, Inc. (“Onquest”), Primoris provides engineering design of fired heaters and furnaces primarily for refinery applications, and, through its subsidiary Cardinal Contractors, Primoris constructs water and wastewater facilities in Florida. A substantial portion of Primoris’s activities are performed in the Western United States, primarily in California. In addition, Primoris has strategic presence in Florida, Texas, Latin America and Canada.

Pursuant to the Merger Agreement, the stockholders of Primoris and two of its foreign managers (“Primoris Holders”) will receive in the aggregate (i) 24,094,800 shares of our common stock plus (ii) the right to receive an additional 5.0 million shares if the following EBITDA (defined, for this purpose, as reported earnings before interest, taxes, depreciation and amortization, less noncash stock option expenses and transaction related and certain other nonrecurring expenses) targets are met:

Year Ending December 31	EBITDA Target	Contingent Shares
2008	$39.3 million	2.5 million
2009	$46.0 million	2.5 million

In addition, Primoris will distribute $50 million of the $63 million of cash on its balance sheet (as of December 31, 2007) to the Primoris Holders prior to closing.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated February 20, 2008 and filed with the SEC on April 17, 2008, as amended, and the preliminary proxy statement/prospectus included in our Form S-4 Registration Statement filed with the SEC on April 21, 2008.

The merger is expected to be consummated in the third quarter of 2008, after the required approval by our stockholders and the fulfillment of certain other conditions.

Opportunity for stockholder approval of business combination

We agreed to submit the Primoris transaction to our stockholders for approval. In connection with seeking stockholder approval of this business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of Primoris and its audited historical financial statements.

In connection with the vote required for our business combination, our officers, directors, special advisors and initial stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (‘‘Founder Shares’’) in accordance with the vote of the majority of the shares of our common stock sold in such offering (‘‘IPO Shares’’). This voting arrangement shall not apply to any shares purchased by the Founders in the open market. We will proceed with the business combination only if a majority of the IPO Shares voted at the meeting on the proposal to approve the business combination are voted for the approval of such business combination and stockholders holding fewer than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

A holder of IPO Shares has the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of March 31, 2008, the per-share conversion price would have been $7.93. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

Pursuant to the provisions of our amended and restated certificate of incorporation, we have until October 3, 2008 to complete our business combination with Primoris. If we do not complete our business combination with Primoris by October 3, 2008, our corporate existence will cease by operation of law and we will promptly distribute only to the holders of IPO Shares the amount in our trust account (including any accrued interest) plus any remaining net assets. At that time, pursuant to Section 281 of the Delaware General Corporation Law (“DGCL”), we will adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time as well as provide for any claims that we believe could potentially be brought against us within the subsequent 10 years prior to distributing the funds held in the trust to our public stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them (but no more).

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of March 31, 2008 would have been $7.93. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Therefore, we cannot assure you that the actual per-share liquidation price will not be less than $7.93, plus interest, due to claims of creditors. If we liquidate prior to the consummation of a business combination, Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We cannot assure you, however, that he would be able to satisfy those obligations.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.93 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 3, 2008, this may be viewed or interpreted as giving preference to holders of IPO Shares over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We anticipate the distribution of the funds in the trust account to holders of IPO Shares will occur within 10 business days from the date our corporate existence ceases. Our Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Rosenfeld has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment for such expenses.

Competition

If we succeed in effecting the business combination with Primoris, there will be intense competition from competitors of Primoris. For a more complete discussion of the risks that will be applicable to us following the business combination with Primoris, see the risks below as well as our filings referred to above under ‘‘Recent Developments.’’ We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with Primoris.

Risks Factors

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with Primoris described in our filings referred to above under ‘‘Recent Developments.’’ You should also consider the following factors in evaluating our business and future prospects.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by holders of IPO Shares will be less than $7.93 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of holders of IPO Shares. We cannot assure you that the per-share liquidation price will not be less than the $7.93 per share held in trust as of March 31, 2008 due to claims of creditors. If we liquidate before the completion of a business combination with Primoris, Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that he will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 3, 2008. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the DGCL, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 3, 2008 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

No warrants will be exercisable by a warrant holder and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If a warrant holder is unable to exercise his warrants in a particular state, he may be forced to sell his warrant and therefore lose out on the benefit of purchasing our stock. Furthermore, the price he receives for his warrant may not equal the difference between the exercise price and the stock price.

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

If we are unable to effect the business combination with Primoris and are forced to liquidate, our warrants will expire worthless.

If we do not complete the business combination with Primoris by October 3, 2008, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders (including the holders of the insider warrants) exercise their registration rights, it may have an adverse effect on the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

  We maintain our executive offices at 825 Third Avenue, 40th Floor, New York, New York pursuant to an agreement with Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president. We pay Crescendo Advisors II a monthly fee of $7,500 for general and administrative services, including use of these offices. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors II is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:
Second Quarter*	11.10	10.08	8.00	7.80	3.03	2.05
First Quarter	10.70	8.70	7.99	7.56	2.67	1.10

2007:
Fourth Quarter	9.35	8.80	7.54	7.43	1.65	1.30
Third Quarter	9.15	8.65	7.50	7.37	1.52	1.25
Second Quarter	8.95	8.60	7.42	7.28	1.51	1.30
First Quarter	9.00	8.60	7.51	7.30	1.49	1.18

2006:
Fourth Quarter	8.50	7.96	7.25	7.10	1.25	0.78

*Through May 27, 2008

Holders

As of May 29, 2008, there was one holder of record of our units, ten holders of record of our common stock and six holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. The Merger Agreement provides that, following the closing, our board of directors shall initially declare and pay annual dividends on our common stock at a rate of not less than $0.10 per share; provided, however, that the board of directors shall not declare any such dividend unless, at the time of declaration, there is adequate surplus for such declaration under the DGCL or if the board of directors, in the exercise of their business judgment, believes that it would be prudent to cancel or modify the dividend payment.

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

On October 10, 2006, Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, Messrs. Leonard B. Schlemm, Jon Bauer and Colin D. Watson, each a member of our board of directors, and Gotham Capital V, an entity controlled by Joel Greenblatt, our special advisor, purchased an aggregate of 1,136,364 insider warrants (for an aggregate purchase price of $1,250,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis at the holder’s option (except in the case of a forced cashless exercise upon our redemption of the warrants) so long as such warrants are held by these purchasers or their affiliates. Additionally, they have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into a trust fund. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,278,250 deposited into the trust fund. The proceeds not placed in the trust fund became available to be used to pay our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,771,385 in interest (net of the $200,000 of interest income transferred out of the trust to fund our operations) through March 31, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on April 24, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in October 2006, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. On February 19, 2008, we signed a definitive merger agreement with Primoris Corporation, a specialty contractor based in California.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Results of Operations

Net income for the fiscal year ended March 31, 2008 of $450,562 consisted of $1,333,697 of interest income, offset by $90,000 of monthly administrative fees, $63,507 of directors and officers liability insurance, $81,579 of marketing expenses, $26,250 of Delaware franchise taxes, $1,617 of printing expenses, $25,557 of travel expenses, $209,959 of professional fees and licenses (of which $122,224 was related to potential transactions that were not consummated), $222,924 of legal, due diligence and other costs related to the transaction with Primoris, $1,697 of other operating costs and $160,045 of state and local taxes. Since the majority of our interest income is not subject to federal income taxes, we generated a net operating loss of approximately $717,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when we will be able to utilize this net operating loss.

Net income for the period from April 24, 2006 (inception) to March 31, 2007 of $351,102 consisted of $654,055 of interest income, offset by $44,516 of monthly administrative fees, $31,059 of directors and officers liability insurance, $73,614 of marketing expenses, $24,877 of Delaware franchise taxes, $11,658 of printing expenses, $17,895 of travel expenses, $24,594 of professional fees and licenses, $1,786 of other operating costs and $72,954 of state and local taxes. Since the majority of our interest income is not subject to federal income taxes, we generated a net operating loss of approximately $220,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when we will be able to utilize this net operating loss.

Net income for the period from April 24, 2006 (inception) to March 31, 2008 of $801,664 consisted of $1,987,752 of interest income, offset by $134,516 of monthly administrative fees, $94,566 of directors and officers liability insurance, $155,193 of marketing expenses, $51,127 of Delaware franchise taxes, $13,275 of printing expenses, $43,452 of travel expenses, $233,693 of professional fees and licenses (of which $122,224 was related to potential transactions that were not consummated), $222,924 of legal, due diligence and other costs related to the transaction with Primoris, $4,343 of other operating costs and $232,999 of state and local taxes. Since the majority of our interest income is not subject to federal income taxes, we generated a net operating loss of approximately $937,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when we will be able to utilize this net operating loss.

Liquidity

We consummated our initial public offering on October 10, 2006. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions, and $548,441 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,833,559, of which $38,028,250 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants ($1,250,000) were deposited into the trust fund, for a total of $39,278,250 held in trust (or approximately $7.59 per share sold in the offering). In addition to those initial proceeds not deposited in the trust fund, we were permitted to deduct up to $200,000 of interest income from the trust fund if a merger was not consummated by October 3, 2007. On October 3, 2007, we transferred $200,000 of interest from the trust fund to our working capital account. The majority of these proceeds have been used by us to provide for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses. The remaining proceeds will be used by us to consummate a business combination with Primoris and for ongoing general and administrative expenses.

With a cash balance of only $69,123 outside of the trust on March 31, 2008, we do not believe that we will have sufficient available funds (outside of the trust fund) to operate through October 3, 2008, assuming that a business combination is not consummated during that time. Therefore, we may need to raise additional funds from our officers, directors, stockholders or other available sources in order to meet the expenditures required for operating our business, although we have no commitments for such borrowings at this time.

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services. Through March 31, 2008, we had incurred $134,516 for these services. However, this monthly administrative fee has not been paid since December 31, 2007, as there are not sufficient funds outside of the trust to make such payments and continue to operate the business.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern.  As discussed elsewhere, however, we must consummate the business combination with Primoris by October 3, 2008 or else we are required to liquidate and dissolve.  The financial statements do not reflect this contingency.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative services agreement	$68,226	$68,226	$-	$-	$-
Payments to data service provider	16,256	16,256	-	-	-
Fee due to investment banker on completion of business combination	414,000	414,000	-	-	-
Total	$498,482	$498,482	$-	$-	$-

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	50	Chairman of the Board, Chief Executive Officer and President
David D. Sgro, CFA	31	Chief Financial Officer
Arnaud Ajdler	32	Secretary and Director
Leonard B. Schlemm	55	Director
Jon Bauer	50	Director
Colin D. Watson	66	Director

Eric S. Rosenfeld has been our chairman of the board, chief executive officer and president since our inception. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. From its inception in April 2004 until June 2006, Mr. Rosenfeld was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corporation, an OTC BB-listed blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Arpeggio Acquisition Corporation completed its business combination in June 2006 with Hill International, Inc., now listed on the New York Stock Exchange, and since such time Mr. Rosenfeld has served as a director of that company. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc., an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Since October 2005, he has been the chairman of the board of Computer Horizons Corp., quoted on the OTC-BB, that, before the sale of its operating businesses (at which time it was Nasdaq-listed), provided information technology professional services with a concentration in sourcing and managed services. Mr. Rosenfeld has also served on the board of Matrikon Inc., a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, since July 2007. He has also been a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, since February 2008.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and Nasdaq listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008.

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

David D. Sgro has been our chief financial officer since our inception. Mr. Sgro has been a Senior Vice President of Crescendo Partners, L.P., a Delaware limited partnership, since December 2007, a Vice President from December 2005 to December 2007, and an investment analyst from May 2005 to December 2005. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Arnaud Ajdler has been our secretary and a member of our board of directors since our inception. From April 2004 until its merger with Hill International in June 2006, he served as the chief financial officer and secretary and a member of the board of directors of Arpeggio Acquisition Corporation. He has continued to serve as a member of the board of directors of Hill International, a NYSE listed company, since June 2006. Since March 2008, Mr. Ajdler has served as a director and on the Compensation Committee of Mothers Work, Inc., a designer and retailer of maternity apparel. Mr. Ajdler has also served as a director and on the Compensation Committee of O’Charley’s Inc., a NASDAQ listed company. Since October 2005, Mr. Ajdler has also been an assistant to the chairman of the board and a board observer to Computer Horizon Corp., formerly a NASDAQ and now pink sheets listed company. He was also a member of the board of directors of The Topps Company, Inc., a Nasdaq listed designer and marketer of confectionary and entertainment products, from August 2006 through September 2007. Mr. Ajdler has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2005, a Senior Vice President from December 2004 to December 2005 and an investment analyst from September 2003 to December 2004. Mr. Ajdler has also been an adjunct professor at Columbia Business School since January 2007. From January 2000 to July 2001, he worked as a management consultant at Mercer Management Consulting, an international strategy consulting firm, before completing his M.B.A. at Harvard Business School in June 2003. He also worked as an investment analyst at Tilson Capital, a New York-based hedge fund, from July to September 2003, as an investment banker at Deutsche Bank, an international financial service provider, from June to August 2002, and as a management consultant at the Boston Consulting Group from June to August 1999. Mr. Ajdler received a B.S. in engineering from the Free University of Brussels, Belgium, an S.M. in Aeronautics from the Massachusetts Institute of Technology and an M.B.A from the Harvard Business School.

Leonard B. Schlemm has been a member of our board of directors since our inception. He has been chairman of Sila Holdings, a Cyprus holding company which until recently owned one of the largest chains of fitness centers in Russia, since March 1997 and the president of The Atwater Club, a private racquet club in Montreal, since February 2002. He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio Acquisition Corporation from its inception in April 2004 until its merger in June 2006. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

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

Colin D. Watson has been a member of our board of directors since our inception. From November 2003 through December 2004, Mr. Watson had been president and chief executive officer of Vector Aerospace Corporation, a company engaged in the aviation repair and overhaul industry. He is also a director of Louisiana-Pacific Corporation, Rogers Communications, B Split 11 Corporation, SL Split Corp., DALSA Corporation, Northstar Aerospace and Vector Aerospace. From April 1996 until January 2002, Mr. Watson served in various positions with Spar Aerospace. In December 2001, he retired from the office of vice-chairman of Spar Aerospace, a position he had held since January 2001. From January 2000 to December 2000, he was vice-chairman and chief executive officer of Spar Aerospace and from April 1996 until December 1999, he was its president and chief executive officer. From April 1974 to April 1996, Mr. Watson was president and chief executive officer of Rogers Cable TV, one of Canada’s largest cable providers, and a director of Rogers Communications Inc. as well as director, president and chief executive officer of Rogers Cable TV. Mr. Watson is a member of the Chairman’s Advisory Council of Harbourfront Centre and Sunnybrook Foundation, respectively, and is a past Chairman of the Toronto Film Festival. Mr. Watson was a member of the board of directors of Arpeggio Acquisition Corporation from its inception in April 2004 until its merger in June 2006. Mr. Watson received a Ba.Sc. (Mechanical Engineering) from UBC and an MBA from the Richard Ivey School of Business at the University of Western Ontario.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to Rhapsody Acquisition Corp., 825 Third Avenue, 40th Floor, New York, New York 10022.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to do so. In connection with the proposed business combination with Primoris, we will apply to have our securities listed on the Nasdaq Global Market. Because Brian Pratt will control more than 50% of the voting power of our common stock, we will be considered a “controlled company” for purposes of the Nasdaq Global Market listing requirements. As such, we will be permitted, and will elect, to opt out of the Nasdaq Global Market listing requirements that would otherwise require our board of directors to have a majority of independent directors, our board nominations to be selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of independent directors and our compensation committee to be comprised entirely of independent directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of May 27, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership of Our Common Stock on May 27, 2008
Name And Address of Beneficial Owner(1)	Number of Shares		Percent of Class
Eric S. Rosenfeld	871,840	(2)	13.8%
Arnaud Ajdler	50,632		*
Leonard B. Schlemm(3)	40,632	(4)	*
Jon Bauer (5)	40,632	(4)	*
Colin D. Watson(6)	40,632	(4)	*
Millennium Management, L.L.C.(7)	627,500	(8)	9.9%
Fir Tree, Inc.(9)	600,125	(10)	9.5%
Dorset Management Corporation(11)	385,000	(12)	6.1%
D.B. Zwirn & Co., L.P.(13)	323,500	(14)	5.1%
QVT Financial LP(15)	554,462	(16)	8.8%
David D. Sgro	20,000		*
All Current Directors And Executive Officers As A Group (6 Individuals)	1,064,368	(17)	16.9%

*Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 825 Third Avenue, 40th Floor, New York, New York 10022.

(2)
Includes 106,840 shares of common stock held by the Rosenfeld 1991 Children’s Trust, of which Mr. Rosenfeld’s wife is the sole trustee. Does not include 863,636 shares of common stock issuable upon exercise of warrants held by Mr. Rosenfeld that are not exercisable and will not become exercisable within 60 days.

(3)	The business address of Mr. Schlemm is c/o The Atwater Club, 3505 Avenue Atwater, Montreal, Quebec H3W 1Y2.

(4)	Does not include 68,182 shares of common stock issuable upon exercise of warrants held by such individual that are not exercisable and will not become exercisable within 60 days.

(5)	The business address of Mr. Bauer is 411 W. Putnam Ave., Ste 225, Greenwich, Connecticut 06830.

(6)	The business address of Mr. Watson is 72 Chestnut Park Rd., Toronto, Ontario, M4W 1W8.

(7)	The business address of Millennium Management, L.L.C. is 666 Fifth Avenue, New York, New York 10103.

(8)
Represents 627,500 shares of common stock held by Millenco, L.L.C. Does not include 896,137 shares of common stock issuable upon exercise of warrants held by Millenco, L.L.C. that are not exercisable and will not become exercisable within 60 days. Millennium Management, L.L.C. is the manager of Millenco, L.L.C. Israel A. Englander is the managing member of Millennium Management. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 7, 2008.

(9)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(10)
Represents (i) 531,405 shares of common stock held by Sapling, LLC and (ii) 68,720 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Jeff Tannenbaum is the president of each of Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2008.

(11)	The business address of Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.

(12)	Represents shares beneficially held by David M. Knott and Dorset Management Corporation, as reported in a Schedule 13G/A filed with the SEC on February 14, 2007.

(13)	The business address of D.B. Zwirn & Co., L.P. is 745 Fifth Avenue, 18th Floor, New York, New York 10151.

(14)
Represents (i) 130,321 shares of common stock owned by D.B. Zwirn Opportunities Fund, L.P. and (ii) 193,179 shares of common stock owned by D.B. Zwirn Special Opportunities Fund, Ltd. D.B. Zwirn & Co., L.P. is the manager of the funds. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 5, 2008.

(15)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(16)
Represents (i) 471,207 shares of common stock owned by QVT Fund LP, (ii) 51,751 shares of common stock owned by Quintessence Fund L.P. and (iii) 31,504 shares held by Deutsche Bank AG. QVT Financial LP is the investment manager of each of these funds. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 7, 2008.

(17)	Does not include 1,068,182 shares of common stock issuable upon exercise of warrants held by such individuals that are not exercisable and will not become exercisable within 60 days.

All of the Founder Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

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

Independence of Directors

The Nasdaq Stock Exchange and American Stock Exchange listing standards generally define an “independent director” as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, our board of directors has affirmatively determined that Messrs. Schlemm, Bauer and Watson are independent directors. In connection with the proposed business combination with Primoris, we will apply to have our securities listed on the Nasdaq Global Market. Because Brian Pratt will control more than 50% of the voting power of our common stock, we will be considered a “controlled company” for purposes of the Nasdaq Global Market listing requirements. As such, we will be permitted, and will elect, to opt out of the Nasdaq Global Market listing requirements that would otherwise require our board of directors to have a majority of independent directors. Our board nominations will be selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of independent directors and our compensation committee to be comprised entirely of independent directors.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of February 19, 2008 by and among Rhapsody Acquisition Corp., Primoris Corporation and certain shareholders of Primoris Corporation. (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	By-laws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Unit Purchase Option to be granted to Representative. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric S. Rosenfeld. (2)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arnaud Ajdler. (2)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Leonard B. Schlemm. (2)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Bauer. (2)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Colin D. Watson. (2)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David D. Sgro, CFA. (2)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Greg Monahan. (2)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Joel Greenblatt. (2)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (2)

10.11	Form of Letter Agreement between Crescendo Advisors II LLC and Registrant regarding administrative support. (2)

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (2)

10.13	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Eric S. Rosenfeld, Leonard B. Schlemm, Jon Bauer, Colin D. Watson and Gotham Capital V. (2)

10.14	Form of Escrow Agreement among Rhapsody Acquisition Corp., Brian Pratt, as Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent. (1)

10.15	Form of Employment Agreement. (1)

10.16	Form of Voting Agreement. (1)

10.17	2008 Long-Term Equity Incentive Plan. (1)

10.18	Form of Lock-Up Agreement by and among Rhapsody Acquisition Corp. and the Primoris Stockholders. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-150343)
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-134694)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO Seidman, LLP is our principal accountant. The following is a summary of fees incurred for services rendered during the period from April 24, 2006 (inception) to March 31, 2008.

Audit Fees

During the fiscal year ended March 31, 2007, fees paid to BDO were $58,412 for the services they performed in connection with (i) the audit of our financial statements as of August 31, 2006 and for the period from April 24, 2006 (inception) through August 31, 2006, appearing in our prospectus and registration statement; and the audit of our financial statements as of October 10, 2006 and for the period from April 24, 2006 (inception) through October 10, 2006 appearing in our Form 8-K filed on October 10, 2006 (total $50,217), and (ii) the review of our quarterly financial statements set forth in our quarterly reports on Form 10-QSB for the quarters ended September 30 and December 31, 2006 (total $8,195). During the fiscal year ended March 31, 2008, fees paid to BDO were $28,635 for the services they performed in connection with (i) the audit of our financial statements for the period from April 24, 2006 (inception) through March 31, 2007 (total $13,325); and (ii) the review of our quarterly financial statements set forth in our quarterly reports on Form 10-QSB for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 (total $15,310). The fee for the audit of our annual financial statements for the year ended March 31, 2008 is estimated to be $16,000.

BDO has not waived its right to make claims against the funds in our trust account for fees of any nature owed to it.

Tax Fees

During the fiscal year ended March 31, 2007, BDO did not render services to us for tax compliance, tax advice and tax planning. For the fiscal year ended March 31, 2008, BDO billed us $5,425 for tax compliance and advice, all of which have been paid.

All Other Fees

During the fiscal year ended March 31, 2007, there were no fees billed for products and services provided by BDO to us other than those set forth above. During the fiscal year ended March 31, 2008, BDO billed us $36,989 for accounting and tax due diligence, all of which have been paid.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rhapsody Acquisition Corp.

We have audited the accompanying balance sheets of Rhapsody Acquisition Corp. (a corporation in the development stage) as of March 31, 2007 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (April 24, 2006) to March 31, 2007, the year ended March 31, 2008 and the period from inception (April 24, 2006) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhapsody Acquisition Corp. as of March 31, 2007 and 2008, and its results of operations and its cash flows for the period from inception (April 24, 2006) to March 31, 2007, the year ended March 31, 2008 and the period from inception (April 24, 2006) to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is required to consummate a business combination by October 3, 2008. As discussed in Note 8, the Company has entered into a definitive agreement of merger. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP.
BDO Seidman, LLP

New York, New York
May 29, 2008

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

	March 31, 2008	March 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$69,123	$515,240
Cash and cash equivalents held in Trust Fund, including interest (Note 2)	41,049,635	39,922,072
Prepaid expenses and other	5,367	63,940
Total current assets	41,124,125	40,501,252

Total assets	$41,124,125	$40,501,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes (Note 4)	$213,802	$41,491
Deferred underwriting fee (Note 2)	414,000	414,000
Total current liabilities	$627,802	$455,491

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$8,205,826	$7,980,426

Commitments (Notes 2, 4 & 8)

Stockholders’ equity (Notes 3, 5 & 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527	527
Additional paid-in capital	31,488,306	31,713,706
Retained earnings accumulated during the development stage	801,664	351,102
Total stockholders’ equity	32,290,497	32,065,335
Total liabilities and stockholders’ equity	$41,124,125	$40,501,252

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS

	Twelve Months Ended March 31, 2008	Period from April 24, 2006 (inception) to March 31, 2007	Period from April 24, 2006 (inception) to March 31, 2008
Operating expenses:

General and administrative costs (Notes 4 and 7)	$500,166	$229,999	$730,165
Transaction related expenses (Note 8)	222,924	-	222,924
Operating loss	(723,090)	(229,999)	(953,089)

Other Income:
Interest income	6,134	10,233	16,367
Interest on Trust Fund	1,327,563	643,822	1,971,385
Net income before provision for income taxes	610,607	424,056	1,034,663

Provision for income taxes (Note 7)	(160,045)	(72,954)	(232,999)
Net Income	$450,562	$351,102	$801,664
Accretion of Trust Fund relating to common stock subject to possible conversion	(225,400)	(128,700)	(354,100)

Net income attributable to common stockholders	$225,162	$222,402	$447,564

Common shares outstanding subject to possible conversion	1,034,483	1,034,483
Basic and diluted net income per share subject to possible conversion	$0.22	$0.12

Weighted average common shares outstanding	5,265,517	3,213,472

Basic and diluted net income per share	$0.04	$0.07

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 24, 2006 (inception) to March 31, 2008

	Common Stock		Additional paid-in	Retained Earnings Accumulated During the Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Balance, April 24, 2006	-	$-	$-	$-	$-
Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000
Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559
Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)
Proceeds from issuance of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)
Net income from inception through March 31, 2007	-	-	-	351,102	351,102
Balance at March 31, 2007	5,265,517	$527	$31,713,706	$351,102	$32,065,335
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(225,400)	-	(225,400)
Net income for the year	-	-	-	450,562	450,562
Balance at March 31, 2008	5,265,517	$527	$31,488,306	$801,664	$32,290,497

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS

	Twelve Months Ended March 31, 2008	Period from April 24, 2006 (inception) to March 31, 2007	Period from April 24, 2006 (inception) to March 31, 2008

OPERATING ACTIVITIES
Net Income for the period	$450,562	$351,102	$801,664
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund Interest Income	(1,327,563)	(643,822)	(1,971,385)
Change in operating assets and liabilities:
(Increase) Decrease in prepaid expenses & other	58,573	(63,940)	(5,367)
Increase (Decrease) in accrued expenses and taxes	172,311	41,491	213,802
Net cash provided by (used in) operating activities	$(646,117)	$(315,169)	$(961,286)

INVESTING ACTIVITIES
(Cash contributions to) distributions from the Trust Fund	200,000	(39,278,250)	(39,078,250)
Net cash provided by (used in) investing activities	$200,000	$(39,278,250)	$(39,078,250)

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable, stockholder	-	90,000	90,000
Repayment of note payable, stockholder	-	(90,000)	(90,000)
Proceeds from sale of underwriters' purchase option	-	100	100
Proceeds from issuance of insider warrants	-	1,250,000	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	-	7,851,726	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	30,981,833	30,981,833
Net cash provided by financing activities	$-	$40,108,659	$40,108,659

Net increase in cash and cash equivalents	$(446,117)	$515,240	$69,123
Cash and cash equivalents at beginning of period	515,240	-	-
Cash and cash equivalents at end of period	$69,123	$515,240	$69,123
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$1,687,500	$1,687,500
Deferred underwriting fee	$-	$414,000	$414,000
Accretion of trust account relating to common stock subject to conversion	$225,400	$128,700	$354,100
Cash paid for taxes	$117,487	$65,000	$182,487

See accompanying summary of significant accounting policies and notes to audited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net income per common share
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At March 31, 2008, there were no such potentially dilutive securities.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Transaction Costs
Costs related to proposed mergers are capitalized and in the event the merger does not occur or if the merger is to be accounted for as a reverse acquisition, the costs are expensed. As of March 31, 2008, the Company has expensed merger costs as the proposed transaction disclosed in Note 8 will be treated as a reverse acquisition.

Recently issued accounting standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS 141, Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

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

The financial statements include the accounts of the Company for the year ended March 31, 2008, the period from April 24, 2006 (inception) to March 31, 2007 and the period from inception to March 31, 2008.

2.	Organization and Business Operations

Rhapsody Acquisition Corp. (the “Company”) was incorporated in Delaware on April 24, 2006 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of $38,833,559. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $41,049,635 (including interest of $1,771,385 after the transfer of $200,000 of interest income, see below), which includes $1,250,000 relating to the sale of insider warrants and a $414,000 deferred amount payable to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

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

The Company has signed a definitive agreement for the acquisition of a target business (Note 8) and will submit such transaction for stockholder approval.  In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and accretion of interest earned aggregating $8,205,826) has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 balance sheet.

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

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing on the effective date of the Offering (October 3, 2006). Included in general and administrative costs is $134,516 incurred in this respect from inception to March 31, 2008; of this amount $22,500 is unpaid and included in accrued expenses and taxes.

Pursuant to letter of agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

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

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of March 31, 2008, including 1,034,483 common shares subject to possible conversion.

At March 31, 2008, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

Provisions of $160,045 and $72,954 were made for state and local income taxes in the periods ended March 31, 2008 and 2007, respectively ($232,999 for the period from inception to March 31, 2008). The Company has a net operating loss for Federal income tax purposes approximating $717,000 as the majority of interest income earned is exempt from Federal income tax. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $26,250 and $24,877 are included in the general and administrative costs for the periods ended March 31, 2008 and 2007, respectively ($51,127 for the period from inception to March 31, 2008).

8.	Proposed Merger

On February 19, 2008, the Company announced that it had signed a definitive agreement to acquire Primoris Corporation, a privately-held company, which provides a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

Primoris Corporation, a Nevada corporation formed in November 2003, is a holding company of various subsidiaries. Primoris’s primary subsidiary, ARB, Inc., a California corporation whose predecessor was formed in 1946 (“ARB”), has been engaged in the construction industry since its formation. The Company installs, replaces, repairs and rehabilitates natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities, and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, the Company provides maintenance services, including inspection, overhaul and emergency repair services, for cogeneration plants, refineries and similar mechanical facilities. Through its subsidiary Onquest, Inc. (“Onquest”), the Company provides engineering design of fired heaters and furnaces primarily for refinery applications, and, through its subsidiary Cardinal Contractors, the Company constructs water and wastewater facilities in Florida. A substantial portion of the Company’s activities are performed in the Western United States, primarily in California. In addition, Primoris has strategic presence in Florida, Texas, Latin America and Canada.

Pursuant to the Merger Agreement, the Primoris Holders will receive in the aggregate (i) 24,094,800 shares of Rhapsody common stock plus (ii) the right to receive an additional 5.0 million shares if the following EBITDA (defined, for this purpose, as reported earnings before interest, taxes, depreciation and amortization, less noncash stock option expenses and transaction related and certain other nonrecurring expenses) targets are met:

Year Ending December 31	EBITDA Target	Contingent Shares
2008	$39.3 million	2.5 million
2009	$46.0 million	2.5 million

In addition, Primoris will distribute $50 million of the $63 million of cash on its balance sheet (as of December 31, 2007) to the Primoris Holders prior to closing. It is initially anticipated that the Company will institute a $0.10 per share annual dividend following the closing of the merger.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS

The acquisition is expected to be consummated in the third quarter of 2008, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions. Following the closing of the transaction, the post-transaction public company will be renamed Primoris Corporation. In addition, the Company will seek to list its shares on the Nasdaq Global Market.

The Company has incurred and expensed $222,924 of costs related to the proposed transaction as of March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 2008.

RHAPSODY ACQUISITION CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chairman of the Board, Chief Executive Officer and President	May 30, 2008
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ David D. Sgro	Chief Financial Officer (Principal	May 30, 2008
David D. Sgro	Accounting and Financial Officer)

/s/ Arnaud Ajdler	Secretary and Director	May 30, 2008
Arnaud Ajdler

/s/ Leonard B. Schelmm	Director	May 30, 2008
Leonard B. Schlemm

/s/ Jon Bauer	Director	May 30, 2008
Jon Bauer

/s/ Colin D. Watson	Director	May 30, 2008
Colin D. Watson