Form 10QSB
period 2008-06-30
Rhapsody Acquisition Corp.
filed 2008-07-30
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Number of shares of common stock outstanding as of July 29, 2008: 6,300,000.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,827	$69,123
Cash and cash equivalents held in Trust Fund, including interest (Note 2)	41,246,914	41,049,635
Prepaid expenses and other	16,399	5,367
Total current assets	41,272,140	41,124,125

Total assets	$41,272,140	$41,124,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and taxes (Note 4)	$525,725	$213,802
Deferred underwriting fee (Note 2)	414,000	414,000
Total current liabilities	$939,725	$627,802

Common Stock, subject to possible conversion (1,034,483 shares at conversion value) (Note 2)	$8,245,262	$8,205,826

Commitments (Notes 2, 4 & 8)

Stockholders’ equity (Notes 3, 5 and 6)
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 5,265,517 shares issued and outstanding (excluding 1,034,483 shares subject to possible conversion)	527	527
Additional paid-in capital	31,448,870	31,488,306
Retained earnings accumulated during the development stage	637,756	801,664
Total stockholders’ equity	32,087,153	32,290,497
Total liabilities and stockholders’ equity	$41,272,140	$41,124,125

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period from April 24, 2006 (inception) to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General and administrative costs (Notes 4 and 7)	$78,726	$161,263	$808,891
Transaction costs	245,607	-	468,531
Operating loss	(324,333)	(161,263)	(1,277,422)

Other Income:
Interest income	-	3,048	16,368
Interest on Trust Fund	197,279	358,559	2,168,664
Net income (loss) before provision for income taxes	(127,054)	200,344	907,610

Provision for income taxes (Note 7)	(36,854)	(34,003)	(269,853)
Net Income (loss)	$(163,908)	$166,341	$637,757
Accretion of Trust Account relating to common stock subject to possible conversion	(39,436)	(71,672)	(393,536)
Net income (loss) attributable to common stockholders	$(203,344)	$94,669	$244,221

Common shares outstanding subject to possible conversion	1,034,483	1,034,483
Basic and diluted net income per share subject to possible conversion	$0.04	$0.07

Weighted average common shares outstanding	5,265,517	5,265,517

Basic and diluted net income (loss) per share	$(0.04)	$0.02

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings Accumulated During the
	Common Stock		paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Balance, April 24, 2006	-	$-	$-	$-	$-
Common shares issued to initial stockholders	1,125,000	113	24,887	-	25,000
Sale of 5,175,000 units, net of underwriter's discount and offering expenses (includes 1,034,483 shares subject to possible conversion)	5,175,000	517	38,419,042	-	38,419,559
Net proceeds subject to possible conversion (1,034,483 shares)	(1,034,483)	(103)	(7,851,623)	-	(7,851,726)
Proceeds from issuance of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(128,700)	-	(128,700)
Net income from inception through March 31, 2007	-	-	-	351,102	351,102
Balance at March 31, 2007	5,265,517	$527	$31,713,706	$351,102	$32,065,335
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(225,400)	-	(225,400)
Net income from April 1, 2007 through March 31, 2008	-	-	-	450,562	450,562
Balance at March 31, 2008	5,265,517	$527	$31,488,306	$801,664	$32,290,497
Accretion of trust fund relating to common stock subject to possible conversion (unaudited)	-	-	(39,436)	-	(39,436)
Net income from April 1, 2008 through June 30, 2008 (unaudited)	-	-	-	(163,908)	(163,908)
Balance at June 30, 2008 (unaudited)	5,265,517	$527	$31,448,870	$637,756	$32,087,153

See accompanying summary of significant accounting policies and notes to unaudited financial statements

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period from April 24, 2006 (inception) to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income for the period	$(163,908)	166,341	637,757
Adjustments to reconcile net income to net cash used in operating activities:
Trust Fund Interest Income	(197,279)	(358,559)	(2,168,664)
Change in operating assets and liabilities:
(Increase) Decrease in prepaid expenses & other	(11,032)	15,789	(16,399)
Increase (Decrease) in accrued expenses and taxes	311,923	(11,988)	525,725
Net cash used in operating activities	$(60,296)	$(188,417)	$(1,021,581)

INVESTING ACTIVITIES:
Cash Contributed to Trust Fund	-	-	(39,078,250)
Net cash used in investing activities	$-	$-	$(39,078,250)

FINANCING ACTIVITIES:
Proceeds from sale of shares of common stock to initial stockholders	-	-	25,000
Proceeds from note payable, stockholder	-	-	90,000
Repayment of note payable, stockholder	-	-	(90,000)
Proceeds from sale of underwriters' purchase option	-	-	100
Proceeds from issuance of insider warrants	-	-	1,250,000
Portion of proceeds from sale of units through public offering, subject to possible conversion	-	-	7,851,726
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	30,981,833
Net cash provided by financing activities	$-	$-	$40,108,659

Net increase in cash and cash equivalents	$(60,296)	$(188,417)	$8,827
Cash and cash equivalents at beginning of period	69,123	515,240	-
Cash and cash equivalents at end of period	$8,827	$326,823	$8,827
Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs			$1,687,500
Deferred underwriting fee			$414,000
Accretion of trust account relating to common stock subject to conversion	$39,436	$71,672	$393,536
Cash paid for taxes			$182,487

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

Net income per common share
Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 1,034,483 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At June 30, 2008, there were no such potentially dilutive securities.

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

Transaction costs
Costs related to proposed mergers are capitalized and in the event the merger does not occur or if the merger is to be accounted for as a reverse acquisition, the costs are expensed. As of June 30, 2008, the Company has expensed merger costs as the proposed transaction disclosed in Note 8 will be treated as a reverse acquisition.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued accounting standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

Effective April 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an impact on the Company’s financial results.

The following table presents certain of the Company’s assets that are measured at fair value as of June 30, 2008. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

		Quoted Prices in
		Active Markets
	June 30, 2008	(Level 1)
Description
Cash and cash equivalents	$8,827	$8,827
Cash and cash equivalents held in trust account	$41,246,914	$41,246,914
Total	$41,255,741	$41,255,741

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

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

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial and related disclosures for the fiscal year ended March 31, 2008, included in the Company’s Form 10-KSB, filed on June 2, 2008.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 3, 2006. The Company consummated the offering on October 10, 2006 and received net proceeds of $38,833,559. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $41,246,914 (including interest of $1,968,664 after the transfer of $200,000 of interest income, see below), which includes $1,250,000 relating to the sale of insider warrants and a $414,000 deferred amount payable to the underwriter, of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

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

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has signed a definitive agreement for the acquisition of a target business (Note 8) and on July 11, 2008, mailed definitive proxy materials to all registered stockholders of record as of July 3, 2008 (the record date).  The special meeting of stockholders to consider and vote upon a proposal to approve the Agreement and Plan of Merger, as amended, will be held on July 31, 2008. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account and accretion of interest earned aggregating $8,245,262) has been classified as common stock subject to possible conversion in the accompanying June 30, 2008 balance sheet.

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

The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, Chief Executive Officer and President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing on the effective date of the Offering (October 3, 2006). Included in general and administrative costs is $22,500 and $22,500 for the quarters ended June 30, 2008 and 2007 and $157,016 incurred in this respect from inception to June 30, 2008; of this amount $45,000 is unpaid and included in accrued expenses and taxes.

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

The Company is authorized to issue 15,000,000 shares of common stock, of which 6,300,000 were issued and outstanding as of June 30, 2008, including 1,034,483 common shares subject to possible conversion.

RHAPSODY ACQUISITION CORP
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

At June 30, 2008, 7,211,364 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

Provisions of $36,854 and $34,003 were made for state and local income taxes in the three month periods ended June 30, 2008 and 2007, respectively ($269,853 for the period from inception to June 30, 2008). Since inception, the Company has a net operating loss for Federal income tax purposes approximating $1,261,000 as the majority of interest income earned is exempt from Federal income tax. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $6,563 and $7,111 are included in the general and administrative costs for the periods ended June 30, 2008 and 2007, respectively ($57,690 for the period from inception to June 30, 2008).

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

The merger is expected to be consummated on or about July 31, 2008, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions. In addition, the Company will seek to list its shares on the Nasdaq Global Market.

The Company has incurred and expensed $468,531 of costs related to the proposed transaction as of June 30, 2008.

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

Results of Operations

Net loss for the three months ended June 30, 2008 of $163,908 consisted of $197,279 of interest income, offset by $245,607 of transaction related expenses (composed of approximately $129,000 of legal, $26,000 of accounting, $38,000 of printing and $53,000 of other), $22,500 of monthly administrative fees, $15,786 of directors and officers liability insurance, $6,563 of Delaware franchise taxes, $4,302 of travel expenses, $28,261 of professional fees and licenses, $1,314 of other operating costs and $36,854 state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $324,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

Net income for the period from April 24, 2006 (inception) to June 30, 2008 of $637,757 consisted of $2,185,032 of interest income, offset by $468,531 of transaction related expenses (composed of approximately $233,000 of legal, $96,000 of due diligence/fairness opinion, $26,000 of audit, $42,000 of printing and $72,000 of other expenses), $157,016 of monthly administrative fees, $110,352 of directors and officers liability insurance, $155,193 of marketing expenses, $57,690 of Delaware franchise taxes, $49,289 of travel expenses, $261,954 of professional fees and licenses, $12,525 of printing costs, $4,872 of other operating costs and $269,853 of state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, Rhapsody generated a net operating loss of approximately $1,261,000 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

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

With a cash balance of only $8,827 outside of the trust on June 30, 2008, we do not believe that we will have sufficient available funds (outside of the trust fund) to operate through October 3, 2008, assuming that a business combination is not consummated during that time. Therefore, we may need to raise additional funds from our officers, directors, stockholders or other available sources in order to meet the expenditures required for operating our business, although we have no commitments for such borrowings at this time.

Commencing on October 3, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, of $7,500 per month for providing us with office space and certain general and administrative services through June 30, 2008, we had incurred $157,016 for full services. However, this monthly administrative fee has not been paid since December 31, 2007, as there are not sufficient funds outside of the trust to make such payments and continue to operate the business. Therefore, as of June 30, 2008, we have accrued $45,000 of administrative expenses due to Crescendo Advisors II LLC. In addition, in May 2006, Mr. Rosenfeld advanced $90,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: July 29, 2008

/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

/s/ David D. Sgro
David D. Sgro
Chief Financial Officer