Form 10-Q
period 2008-09-30
Primoris Services CORP
filed 2008-11-14
CIK 1361538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 0001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4743916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

26000 Commercentre Drive, Lake Forest, California	92630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 598-9242

Former Name, Former Address and Former Fiscal Year, if changed since last report.

Former Name:  Rhapsody Acquisition Corp.

Former Address: 825 Third Avenue, 40th Floor New York, NY 10022

Former Fiscal Year: March 31

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008, 29,977,339 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION AND SUBSIDIARIES

PRIMORIS SERVICES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,695	$62,966
Restricted cash	13,022	9,984
Accounts receivable, net	83,485	113,307
Costs and estimated earnings in excess of billings	22,837	11,085
Deferred income taxes	4,528	—
Inventory, prepaid expenses and other current assets	3,585	4,251
Total current assets	204,152	201,593

Property and equipment, net	27,300	16,143
Other assets	364	922
Investment in non-consolidated joint ventures	531	—
Goodwill and other intangible assets	2,932	2,315
Total assets	$235,279	$220,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,384	$66,792
Billings in excess of costs and estimated earnings	72,743	54,143
Accrued expenses and other current liabilities	25,202	18,215
Distributions payable	7,025	6,115
Current portion of capital leases	1,915	892
Current portion of long-term debt	4,756	3,966
Total current liabilities	162,025	150,123

Long-term debt, net of current portion	22,024	21,433
Long-term capital leases, net of current portion	1,092	1,208
Deferred tax liabilities	1,759	—
Other long-term liabilities	—	1,286
Total liabilities	186,900	174,050

Stockholders’ equity
Preferred stock - $.0001 par value, 1,000,000 shares authorized, 0 outstanding	—	—
Common stock - $.0001 par value; authorized: 60,000,000 shares; 29,977,339 and 23,587,200 issued and outstanding at September 30, 2008 and December 31, 2007	3	2
Additional paid-in capital	36,121	1,305
Retained earnings	12,152	45,513
Accumulated other comprehensive income	103	103
Total stockholders’ equity	48,379	46,923
Total liabilities and stockholders’ equity	$235,279	$220,973

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$146,737	$158,054	$458,572	$382,102
Cost of revenues	125,634	137,489	406,622	339,406
Gross profit	21,103	20,565	51,950	42,696

Selling, general and administrative expenses	7,039	8,531	21,662	21,930
Merger related stock expense	3,675	—	3,675	—
Operating income	10,389	12,034	26,613	20,766

Other income (expense):
Income from non-consolidated entities	1,474	313	4,501	1,083
Foreign exchange gain (loss)	89	(399)	67	(439)
Interest income (expense) net	(132)	(115)	(356)	(216)
Income before provision for income taxes	11,820	11,833	30,825	21,194

Provision for income taxes	(1,734)	(339)	(2,188)	(713)
Net income	$10,086	$11,494	$28,637	$20,481

Dividends per common share	$0.025	$—	$0.025	$—

Basic earnings per share	$0.36	$0.49	$1.15	$0.87

Diluted earnings per share	$0.32	$0.49	$1.10	$0.87
Weighted average common shares outstanding
Basic	27,824	23,587	25,010	23,415
Diluted	31,063	23,587	26,093	23,415
Pro forma net income data:
Income before provision for income tax, as reported	$11,820	$11,833	30,825	$21,194
Adjustments for provision for income tax	(4,706)	(4,711)	(12,271)	(8,437)
Pro forma adjusted net income	$7,114	$7,122	$18,554	$12,757
Pro forma earnings per share
Basic	$0.26	$0.30	$0.74	$0.54
Diluted	$0.23	$0.30	$0.71	$0.54

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$10,086	$11,494	$28,637	$20,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,796	1,177	4,763	3,529
Amortization of other intangible assets	9	33	27	98
Merger related stock expense	3,675	—	3,675	—
Gain on sale of property and equipment	(344)	(21)	(724)	(173)
Income from non-consolidated joint ventures	(1,474)	(313)	(4,502)	(1,083)
Changes in assets and liabilities:
Restricted cash	(3,819)	1,821	(3,038)	(1,279)
Accounts receivable	(210)	(11,216)	29,822	(3,198)
Costs and estimated earnings in excess of billings	(3,923)	3,112	(11,752)	(149)
Inventory, prepaid expenses and other current assets	597	(597)	667	(718)
Other assets	(320)	(405)	564	(940)
Accounts payable	(2,880)	9,163	(16,408)	9,301
Billings in excess of costs and estimated earnings	6,520	7,495	18,600	12,068
Accrued expenses and other current liabilities	6,713	2,388	6,986	840
Deferred income taxes	(2,769)	—	(2,769)	—
Other long-term liabilities	(1,315)	187	(1,286)	331
Net cash provided by operating activities	12,342	24,318	53,262	39,108

Cash flows from investing activities:
Purchase of property and equipment	(5,576)	(365)	(9,241)	(871)
Proceeds from sale of property and equipment	437	46	1,120	253
Non-consolidated entity distributions	2,754	—	3,320	—
Net cash used in investing activities	(2,385)	(319)	(4,801)	(618)

Cash flows from financing activities:
Repayment of long-term debt	(1,607)	(939)	(4,787)	(2,438)
Repurchase of common stock	(3,331)	(1,064)	(3,331)	(1,064)
Proceeds from issuance of common stock	34,472	1,567	34,472	1,567
Cash distributions to stockholders	(43,068)	(7,143)	(61,086)	(14,032)
Net cash used in financing activities	(13,534)	(7,579)	(34,732)	(15,967)

Net change in cash and cash equivalents	(3,577)	16,420	13,729	22,523
Cash and cash equivalents at beginning of period	80,272	19,218	62,966	13,115
Cash and cash equivalents at end of the period	$76,695	$35,638	$76,695	$35,638

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Non-Cash Activities

Obligations incurred for the acquisition of property and equipment	$—	$—	$7,075	$4,470

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations

Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc., ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., Cardinal Mechanical, L.P., Pipeline Trenching LLC, Stellaris, LLC and ARB Ecuador, Ltda., collectively “Primoris” or “the Company” is engaged in various construction and engineering activities.  The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems.  The Company’s industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures.  The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

On February 19, 2008, Primoris Corporation (the “Former Primoris”), a privately held company, entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly held company trading on the OTC Bulletin Board under the symbols “RPSD”, “RPSDW” and “RPSDU” for its common stock, warrants to purchase common stock (“Warrants”) and Units (each unit consisting of one share of common stock and one Warrant), respectively.  On July 31, 2008, with the approval of the stockholders of each of Former Primoris and Rhapsody, the merger was completed.  While Rhapsody was the surviving legal entity, Former Primoris was deemed the acquiring entity for accounting purposes (See Note 4, “Completed Merger”).  As part of the merger, Rhapsody changed its name to “Primoris Services Corporation.”  The Company’s common stock, Warrants and units now trade on the Nasdaq Global Market under the symbols “PRIM”, “PRIMW” and “PRIMU”, respectively.  The audited financial statements of Rhapsody for the period ended March 31, 2007 and the year ended March 31, 2008, and the audited financial statements for Former Primoris for each of the three years ended December 31, 2005, 2006 and 2007 are included in Rhapsody’s Form S-4/A filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2008. The unaudited financial statements for Former Primoris for the three and six months ended June 30, 2008, are included in Rhapsody’s Current Report on Form 8-K/A filed with the SEC on August 11, 2008.

Unless specifically noted otherwise, as used throughout these Condensed Consolidated Financial Statements, “Primoris”, or the “Company” or “we,” “our,” “us” or “its” refers to the business, operations and financial results of Former Primoris prior to; and Primoris Services Corporation and its wholly-owned subsidiaries subsequent to; the closing of the merger between Rhapsody and Former Primoris; as the context requires.  “Rhapsody” refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the merger transaction.

PRIMORIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Seasonality - Primoris’ results of operations can be subject to seasonal variations.  Weather, particularly rain, can impact Primoris’ ability to work off backlog. In addition, demand for new projects is generally lower during the early part of the year due to reduced construction activity based on weather concerns. Since the majority of the Company’s work is in California, these seasonal impacts are not as dramatic for the Company as may be experienced by companies in some other states or countries.  However, as a result, there is a possibility that the Company may experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  Additionally, because of the cyclical nature of its business, the financial results for any period may fluctuate depending on whether and when the Company is awarded projects. The Company’s clients’ budget cycles can have an impact on the timing of these awards. Accordingly, the Company’s financial condition and operating results may vary from quarter-to-quarter and may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

Note 2 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Condensed Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in Rhapsody’s Form S-4/A, filed with the SEC on July 9, 2008.

Principles of consolidation - The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates used in preparing these consolidated financial statements include estimated costs to complete contracts, which have a direct effect on gross profit.

Goodwill - During 2005, the Company acquired the net assets of Born Heaters Canada Ltd. and Born Canada Services Ltd (“the Born Acquisition”). The Born Acquisition was recorded pursuant to the purchase method of accounting in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141 “Business Combinations”. The seller is entitled to earn-out payments of up to $2,481 over a five year term, the determination of which is based on the acquired company exceeding pre-established hurdle rates. Amounts paid to the seller under the earn-out agreement increase the total cost of the Born Acquisition. The excess of the Born Acquisition cost over the fair value of the net identifiable tangible assets acquired has been assigned to goodwill, and other intangible assets as appropriate.  Additional earn-out payments accrued or paid are recorded as an increase to goodwill. During the period ended September 30, 2008 an additional

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

$644 was payable under the earn-out agreement, which increased the balance of goodwill to $2,871 as of September 30, 2008 from $2,227 as of December 31, 2007.  There was $80 remaining of potential additional earn-out for the seller as of September 30, 2008.

Foreign operations - Through its subsidiaries, the Company maintains foreign operations in Canada and Ecuador.  In addition, the Company has an investment in ARB Arendal (see Note 8 “Equity Method Investments”), which has operations in Mexico.  At September 30, 2008, the Company had operations with assets aggregating approximately $9,200 and $14,100 in Ecuador and Canada, respectively.  At December 31, 2007, the Company had operations with assets aggregating $3,100 and $14,800 in Ecuador and Canada, respectively.

Worker’s compensation insurance - The Company self-insures worker’s compensation claims to a certain level.  The Company maintained a self-insurance reserve totaling approximately $4,800 and $4,400 at September 30, 2008 and December 31, 2007, respectively.  The amount is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.  Actual payments that may be made in the future could materially differ from such reserves.

Functional currencies and foreign currency translation - The United States dollar is the functional currency in Canada and Ecuador, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position.  As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of foreign subsidiaries.  Included in other income is a foreign exchange gain of $67 for the nine months ended September 30, 2008 and losses of $439 for the nine months ended September 30, 2007.

Fixed-price contracts - Historically, substantial portions of the Company’s revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

Revenue recognition - A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all of the types of contracts described in the paragraph above. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company considers unapproved change orders to be contract variations on which Primoris has customer approval for scope change but not for price changes associated with such scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than its costs related to the unapproved change order. Revenue recognized on unapproved change orders is included in “costs and estimated earnings in excess of billings” on the consolidated balance sheets.

Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts Primoris seeks or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.

Merger related stock expense –  In connection with the Merger Agreement, Rhapsody, the Former Primoris and two foreign managers of Former Primoris entered into termination agreements related to the fulfillment of obligations under a Put/Call Agreement and a Phantom Stock Agreement (collectively the “Deferred Compensation Agreements”) discussed in Note 17, “Deferred Compensation Agreements”.  Upon consummation of the merger, (see Note 4 “Completed Merger”), the termination agreements cancelled the obligations of the parties under the Deferred Compensation Agreements and called for the issuance to the foreign managers of an aggregate of 507,600 shares of the Company’s common stock and for the cash payment of the amounts already accrued under the Deferred Compensation Agreements.

As a result of the issuance of the shares and in accordance with SFAS No 123 (revised 2004)  “Share-based Payments” the Company recognized a one-time charge of $3,675 of non-cash expenses related to the termination of the Deferred Compensation Agreements.  The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on the Company’s net asset value.  The issuance of the shares was a one-time, non-recurring event directly related to the consummation of the merger, therefore the entire value of the shares was taken as a charge to earnings at the time of issuance, which was the closing of the merger.

Derivative instruments and hedging activities - From time to time the Company utilizes foreign currency hedge agreements to manage foreign currency exchange exposures, which is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133.”

In January 2008, the Company purchased two derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars.  The contracts enabled the Company to purchase Canadian dollars before certain dates in 2008 at certain exchange rates.  The fair values of these contracts were $3,000 and $2,000 in U.S. dollars, respectively, and the related Canadian dollars sold were $3,005CAD and $2,004CAD, respectively.  These contracts expired in March and June 2008, respectively. The related gain or loss on these contracts was not significant.  At September 30, 2008 the Company had no foreign currency hedge agreements outstanding.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 3 - Recent Accounting Pronouncements –

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities in an effort to improve the transparency of financial reporting.   It also changes the disclosure requirements for derivative instruments and hedging activities.   Under the statement, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt the provisions of SFAS No. 161 in the fourth quarter of 2008 as required.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”) and SFAS No. 160, “Accounting and Reporting Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and non-controlling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for the Company beginning January 1, 2009 and are applicable only to transactions occurring after the effective date.  Therefore, the adoption of these standards will not affect the accounting for the merger between Rhapsody and Former Primoris. (See Note 4 “Completed Merger”).  Management does not expect the adoption of SFAS No. 141R or SFAS No. 160 to have a material effect on its operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Primoris has adopted SFAS No. 159 as of January 1, 2008, and the adoption did not have a material effect on its results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Primoris has adopted SFAS No. 157 as of January 1, 2008, and the adoption did not have a material effect on its results of operations, financial position or cash flows.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 4 – Completed Merger

Rhapsody was founded as a “blank check” company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008.  As discussed above, on July 31, 2008 the merger was completed.   In the merger, Rhapsody was the surviving legal entity; however, the merger was accounted for as a reverse acquisition and recapitalization. Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the Former Primoris comprising the ongoing operations and management of the combined company. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for the net assets of Rhapsody, accompanied by a recapitalization.  The net assets of Rhapsody are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are for those of Former Primoris.

The Former Primoris stockholders and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”), pursuant to certain termination agreements, and in exchange for all of their shares of common stock of Former Primoris that were outstanding immediately prior to the merger, received in the aggregate 24,094,800 shares of the Company’s common stock.  To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 of the 24,094,800 shares of the Company’s common stock issued to the Former Primoris Holders at the time of the merger were placed into escrow and are governed by the terms of an Escrow Agreement. The Merger Agreement also provided that the Former Primoris Holders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain defined performance targets in 2008 and 2009.

In connection with the merger, certain Rhapsody stockholders elected to convert their Rhapsody shares into cash as permitted by Rhapsody’s certificate of incorporation.  Holders of 417,461 shares of Rhapsody’s common stock who voted against the merger with Former Primoris elected to exercise their conversion rights with respect to their shares.  Each of the holders of those 417,461 shares received $7.98 per share, or an aggregate of $3,331 from the funds that had been placed in Rhapsody’s trust by Rhapsody.

As a result of the closing of the merger, the Former Primoris Holders owned approximately 80.4% of the outstanding shares of the Company’s common stock at the closing of the merger, and the remaining Rhapsody stockholders owned the remaining approximately 19.6% of the Company’s outstanding shares of common stock.

At the closing of the merger, the Chief Executive Officer of the Company and eight other executives of the Company entered into employment agreements with either the Company or one of its subsidiaries.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Pursuant to the Merger Agreement, prior to the merger, Former Primoris distributed approximately $48,947 to its stockholders as a distribution of prior earnings of Former Primoris and for payment of their individual income tax liabilities.  As a result of the merger, approximately $39,660 of cash and investments held in trust for Rhapsody was released and became part of the assets of the Company upon consummation of the merger.  No other assets were contributed by Rhapsody to the post-merger entity.  Expenses paid by the Company in connection with the merger amounted to $5,234.

Note 5 - Change in Tax Status

Through July 31, 2008 (the date of the merger), Former Primoris had elected to be taxed in accordance with Subchapter S of the Internal Revenue Code (“S-Corporation”) and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to the Former Primoris stockholders.  Accordingly, no provision for federal income tax was required.  The provision for income taxes for Former Primoris in 2007 was primarily related to Canadian income taxes.

As of the date of the merger, the Company effectively became taxable in accordance with Subchapter C of the Internal Revenue Code (“C-Corporation”), which changed the level of taxation from the stockholders to the Company.  With the change in tax status, the Company completed an analysis of the effect of the provisions of SFAS No. 109 and FIN 48 (See Note 12 “Income Taxes”).

The unaudited pro forma net income taxes and the pro forma net income reflect federal and state income taxes assuming a combined federal and state statutory rate of 39.8%, as if the Company had been taxed as a C-Corporation for the three and nine months ended September 30, 2008 and 2007.  This rate is higher than our 2008 effective tax rate for the three months ended September 30, 2008 as discussed in Note 12 “Income Taxes,” because the pro forma numbers do not consider the reduction in tax rate due to the Company’s S-Corporation status through July 31, 2008.

As of September 30, 2008, the Company had $7,025 of undistributed Former Primoris S-Corporation earnings as provided for in the Merger Agreement based on the estimated 2008 S-Corporation tax liability of the Former Primoris stockholders.  These amounts will be distributed to the stockholders of Former Primoris and are reflected as a liability on the balance sheet as of September 30, 2008.

Note 6 - Accounts Receivable

The following is a summary of accounts receivable:

	September 30, 2008 (Unaudited)	December 31, 2007
	(in thousands)
Contracts receivable, net of allowance for doubtful accounts of $200	$69,813	$96,576
Retention	13,151	14,872
	82,964	111,448

Due from affiliates	34	502
Other accounts receivable	487	1,357
	$83,485	$113,307

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Amounts “due from affiliates” primarily relate to amounts due from related parties (Note 8 “Equity Method Investments” and Note 11 “Related Party Transactions”) for the performance of construction contracts.  Contract revenues earned from related parties were $15,144 and $5,918 for the nine months ended September 30, 2008 and 2007, respectively.  Contract revenues earned from related parties for the three months ended September 30, 2008 and 2007 were $5,803 and $4,650, respectively.  At September 30, 2008 and December 31, 2007 amounts due from OMPP totaling $5,708 and $535, respectively, are included in contracts receivable (see Note 8, “Equity Method Investments”).

Note 7 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	September 30, 2008	December 31, 2007
	(Unaudited)
Costs incurred on uncompleted contracts	$1,136,111	$988,472
Provision for estimated loss on uncompleted contracts	1,097	632
Gross profit recognized	79,070	84,606
	1,216,278	1,073,710
Less: billings to date	(1,266,184)	(1,116,768)
	$(49,906)	$(43,058)

This net amount is included in the accompanying Condensed Consolidated Balance Sheet under the following captions:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Costs and estimated earnings in excess of billings	$22,837	$11,085
Billings in excess of cost and estimated earnings	(72,743)	(54,143)
	$(49,906)	$(43,058)

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 8 - Equity Method Investments

During 2007, the Company established a joint-venture, “Otay Mesa Power Partners” (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California.  The Company has a 40% interest in OMPP and accounts for its investment in OMPP using the equity method.  ARB, Inc. (“ARB”), the Company’s wholly-owned subsidiary, acts as one of OMPP’s primary subcontractors.  ARB has contracts totaling $25,114 with OMPP and recognized $5,501 and $14,842, respectively, in related revenues for the three and nine months ended September 30, 2008 and $4,064 and $5,332, respectively, for the three and nine months ended September 30, 2007, which is included in the contract revenues earned from related parties as stated in Note 6 “Accounts Receivable”.  At September 30, 2008 and December 31, 2007, $535 and $5,708, respectively, was due from OMPP under these contracts and is included in accounts receivable.  The following is a summary of the financial position of OMPP as of September 30, 2008 and December 31, 2007 and results of operations for the nine months ended September 30, 2008 and September 30, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
Otay Mesa Power Partners
Balance sheet data
Assets	$51,258	$37,143
Liabilities	49,931	38,769
Net assets	$1,327	$(1,626)

Company’s equity investment in affiliate	$531	$(651)

	Three months ended September 30		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Earnings data:
Revenue	$29,261	$19,346	$77,437	$28,771
Gross profit	$3,622	$2,187	$10,946	$3,142
Earnings before taxes	$3,686	$2,134	$11,254	$3.131
Company’s equity in earnings	$1,474	$1,225	$4,501	$1,225

OMPP distributed $8,300 to its equity holders during the nine months ended September 30, 2008, of which the Company’s share was $3,320.  The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of the related partner’s share as determined at the completion of the underlying contract.  The deficit shown in the table above due to the excess distributions received has been included in accrued expenses on the Company’s balance sheet.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 8 - Equity Method Investments (continued)

The Company has a 49% interest in ARB Arendal, SRL de CV (“ARB Arendal”), and accounts for this investment under the equity method.  ARB Arendal engages in construction activities in Mexico.  The following is a summary of the financial position as of September 30, 2008 and December 31, 2007 and results of operations for the nine months ended September 30, 2008 and September 30, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
ARB Arendal, SRL de CV
Balance sheet data
Assets	$32,913	$32,358
Liabilities	32,913	35,659
Net assets	$—	$(3,301)

Company’s equity investment in affiliate	$—	$—

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
				(Unaudited)
Earnings data:
Revenue	$7,771	$11,423	$47,862	$57,420
Gross profit	$876	$(815)	$6,768	$3,648
Earnings before taxes	$—	$(1,861)	$—	$(289)
Company’s equity in earnings	$—	$(912)	$—	$(142)

Because of the uncertainty on the outcome of the negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in ARB Arendal and wrote down its investment to $0 as of December 31, 2007, and has not recognized any earnings for the nine months ended September 30, 2008.

Note 9 - Accounts Payable and Accrued Liabilities

At September 30, 2008 and December 31, 2007, accounts payable includes retentions of approximately $8,717 and $9,527, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2008	December 31, 2007
	(Unaudited)

Payroll and related employee benefits	$9,709	$6,339
Insurance, including self-insurance reserves	7,009	6,301
Income taxes	1,888	651
Foreign income taxes and other taxes	2,262	278
Provision for estimated losses on uncompleted contracts	1,097	632
Accrued leases and rents	1,021	1,045
Short-term borrowing	—	1,221
OMPP liability	—	651
Other	2,216	1,097
	$25,202	$18,215

Note 10 - Credit Arrangements

In March 2007, the Company entered into a revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin.  The revolving line is secured by substantially all the assets of the Company.  The Company can borrow up to $30,000 based on a set advanced rate on qualified collateral, and all amounts borrowed under the line of credit are due March 31, 2010.  There were no amounts outstanding under the line of credit at September 30, 2008 or December 31, 2007.

The line of credit agreement contains substantial restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements.  The Company was in compliance with all restrictive covenants as of September 30, 2008 and December 31,  2007.

Note 11 - Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). The majority stockholder, chief executive officer, president and chairman of the board of directors of Primoris, Brian Pratt, also holds a majority interest in SIGI. In addition, the following officers and directors of Primoris also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director), John P. Schauerman (president and director), and John M. Perisich (secretary).

Primoris leases some of its facilities and certain construction and transportation equipment from SIGI. All of these leases are at market rates and are on similar terms as would be negotiated with an independent third party in an arms-length transaction.

Primoris leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the nine months ended September 30, 2008 and 2007, the Company paid $561 and $334, respectively, in lease payments to SIGI for the use of these properties, respectively.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Primoris leases certain construction equipment from SIGI. During the nine months ended September 30, 2008 and 2007, the Company paid $200 and $241, respectively, in lease payments and $200 and $50, respectively, in rental payments to SIGI for the use of this equipment. The Company purchased the equipment from SIGI on the closing date of the merger for a purchase price of $1,135. The purchase price was determined using a fair market value appraisal by Ritchie Bros. Auctioneers.

SIGI leases to the Company an airplane for business use. During the nine months ended September 30, 2008 and 2007, the Company paid $179 and $159, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and terminates on April 30, 2012.

Primoris leases a property from Roger Newnham, a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2008 and 2007 Primoris paid $224 and $224, respectively, in lease payments to Mr. Newnham for the use of this property. The lease for the Calgary property commenced in 2005 and terminates in 2008, with Primoris having an option to extend for three (3) years thereafter.  In October 2008, the Company extended this lease until September 2009.

Note 12 — Income Taxes

Through July 31, 2008 (the date of the merger) Former Primoris had elected to be taxed as an S-Corporation under the Internal Revenue Code and. similar codes in states in which the Company was subject to taxation.  While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to Former Primoris stockholders.  Accordingly, no provision for federal income tax was required.  The provision for income taxes for Former Primoris in 2007 was related primarily to Canadian income taxes.

As of the date of the merger, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company.  With the change in tax status, the Company completed an analysis of the effect of the provisions of SFAS No. 109 and FIN 48.  In accordance with APB Opinion No. 28, Interim Financial Reporting, the Company has computed its provision for income taxes for the three months ended September 30, 2008 using a 38.0% tax rate, which reflects the rate necessary to bring the Company’s year-to-date provision for income taxes in line with its estimated annual effective tax rate of 14.8%.  The Company’s deferred income tax provision below includes $2,769 of deferred tax benefit resulting from the recognition of its beginning deferred tax asset.

Effective July 31, 2008, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.  Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

As of July 31 and September 30, 2008, there are no unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

The components of the income tax provision are as follows:

	Three months ended	Nine months ended
	September 30, 2008
	(Unaudited)
Current provision (benefit)
Federal	$3,584	$3,584
State	600	923
Foreign	319	450
	$4,503	$4,957
Deferred provision (benefit)
Federal	$(2,448)	$(2,448)
State and local	(595)	(595)
Foreign	274	274
	$(2,769)	$(2,769)

Total	$1,734	$2,188

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Deferred income taxes are recognized for temporary differences between the financial reporting basis of the assets and liabilities and their respective tax basis and operating losses, capital losses and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  No valuation allowance has been provided to the deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes are as follows (unaudited):

Net current deferred income taxes
Accrued workers compensation	$1,978
Insurance reserves	1,537
Other accrued liabilities	1,308
State income taxes	(295)
$4,528
Net non-current deferred income taxes
Depreciation and amortization	$(2,147)
Other	388
Foreign	—
$(1,759)

Total	$2,769

The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The Company’s tax returns were audited by the Internal Revenue Service (“IRS”) for the tax years 2004 – 2005.  There were no material adjustments found. The tax years 2005 – 2007 remain open to IRS examination.  The tax years 2004 through 2007 remain open to examination by the other major taxing jurisdictions to which the Company is subject.  The Company’s Canadian subsidiary is currently under audit by Revenue Canada, Canada’s federal taxing authority, for the years ended 2005, 2006 and 2007.  There have been no findings thus far with respect to such audit and the Company is not expecting any material adjustments.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 13 — Earnings Per Share

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands except per share amounts)
Numerator:
Net income	$10,086	$11,494	$28,637	$20,481
Pro forma net income (1)	$7,114	$7,122	$18,554	$12,757
Denominator:
Weighted average shares for computation of basic earnings per share	27,824	23,587	25,010	23,415

Dilutive effect of warrants and units	1,581	—	531	—

Dilutive effect of contingently issuable shares	1,658	—	552	—

Weighted average shares for computation of diluted earnings per share	31,063	23,587	26,093	23,415

Basic earnings per share	$0.36	$0.49	$1.15	$0.87

Diluted earnings per share	$0.32	$0.49	$1.10	$0.87

Pro forma basic earnings per share	$0.26	$0.30	$0.74	$0.54

Pro forma diluted earnings per share	$0.23	$0.30	$0.71	$0.54

(1) As discussed in Note 5 – “Change in Tax Status”, Pro forma net income reflects an adjustment for income tax at the applicable statutory blended federal and state income tax rate (39.8%) as if we had been taxed as a C-Corporation since the beginning of each respective period.

Note 14 - Commitments and Contingencies

Leases - The Company leases certain property and equipment under non-cancellable operating leases, which expire at various dates through 2019.  The leases require the Company to pay all taxes, insurance, maintenance, and utilities with respect to such property and equipment.

Certain of these leases are with related entities, which share similar ownership by stockholders, officers, and directors of the Company.  The leases are classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Total lease expense during the nine months ended September 30, 2008 and 2007 amounted to approximately $5,965 and $5,916, respectively, including amounts paid to related parties of $1,364 and $1,008, respectively.

Letters of credit - At December 31, 2007, the Company had a letter of credit of $1,200 pledged as collateral on a line of credit for ARB Ecuador, Ltda.  The line had $1,200 outstanding at December 31, 2007, which is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. This letter of credit was no longer outstanding as of September 30, 2008.

The Company had a letter of credit of $1,000 pledged as collateral on lines of credit of ARB Arendal (See Note 8 “Equity Method Investments”).  The letter of credit was retired on December 31, 2007.

Furthermore, at September 30, 2008 and December 31, 2007, the Company had additional letters of credit outstanding of approximately $6,149 and $6,276, respectively.

Litigation - The Company is subject to claims and legal proceedings arising out of its business.  Management believes that the Company has meritorious defenses to the claims.  Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

Bonding - As of September 30, 2008 and December 31, 2007, the Company had bid and payment/performance bonds issued and outstanding totaling approximately $380,600 and $427,500, respectively.

Note 15 - Reportable Operating Segments

The Company operates in two reportable segments: Construction Services and Engineering. The accounting policies of the segments are the same as those described in the Note 2 – “Basis of Presentation and Significant Accounting Policies”.  The Company evaluates performance based on gross profit before allocations of selling, general and administrative expenses, other income and expense items and income taxes.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  The Company’s segments are as follows:

Construction Services

The Underground group installs, replaces, repairs and rehabilitates natural gas, refined product, and water and wastewater pipelines. Substantially all of the Company’s pipeline and distribution projects involve underground installation of pipe with diameters ranging from one-half to 102 inches.

The Industrial group provides a comprehensive range of services, from turnkey construction to retrofits, upgrades, repairs, and maintenance of industrial plants and facilities. It executes contracts as the prime contractor or as a subcontractor utilizing a variety of delivery methods including fixed price competitive bids, fixed fee, cost plus and a variety of negotiated incentive based contracts.

The Structures group designs and constructs complex commercial and industrial cast-in-place concrete structures and specializes in construction of concrete parking structures.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Water and Wastewater group specializes in design-build, general contracting and construction management of facilities and plants dedicated to reverse osmosis, desalinization, conventional water treatment, water reclamation, wastewater treatment, sludge processing, solid waste, pump stations, lift stations, power generation cooling, cogeneration, flood control, wells and pipeline projects, primarily in the Southeastern United States.

Engineering

The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

In the following tables, all intersegment revenues and gross profit have been eliminated.

The following table sets forth the Company’s revenue by segment for the three months ended September 30, 2008 and September 30, 2007:

	For the three months ended September 30,
	2008		2007
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$116,807	79.6%	$138,019	87.3%
Engineering	29,930	20.4	20,035	12.7
Total	$146,737	100.0%	$158,054	100.0%

The following table sets forth the Company’s revenue by segment for the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
	2008		2007
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$383,504	83.6%	$331,008	86.6%
Engineering	75,068	16.4	51,094	13.4
Total	$458,572	100.0%	$382,102	100.0%

The following table sets forth the Company’s gross profit by segment for the three months ended September 30, 2008 and 2007:

	For the three months ended September 30,
	2008		2007
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$19,333	16.6%	$18,789	13.6%
Engineering	1,770	5.9	1,776	8.9
Total	$21,103	14.4%	$20,565	13.0%

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table sets forth the Company’s gross profit by segment for the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
	2008		2007
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$47,332	12.3%	$38,143	11.5%
Engineering	4,618	6.2	4,553	8.9
Total	$51,950	11.3%	$42,696	11.2%

Third-party revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	External Revenues
	For the nine months ended September 30,
	2008		2007
	(Unaudited)				Total Assets
		% of		% of	September 30,	December 31,
Country:	Revenue	Revenue	Revenue	Revenue	2008	2007
					(Unaudited)
United States	$441,417	96.3%	$363,616	95.2%	$211,976	$203,047
Canada	14,207	3.1	14,619	3.8	14,121	14,818
Ecuador	2,948	0.6	3,867	1.0	9,182	3,108
	$458,572	100.0%	$382,102	100.0%	$235,279	$220,973

Note 16 - Retirement Plans

Union plans - The Company contributes to multi-employer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Eligibility and allocations of contributions and benefits are determined by the trustees and administered by the multi-employer benefit plans.  The Company contributed $9,797 and $5,831 under these plans for the nine months ended September 30, 2008 and 2007, respectively.  These costs are charged directly to the related construction contracts in process.

Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of the plan’s unfunded vested benefits in the event of a withdrawal (as defined by the legislation) from a plan or plan termination. As the Company participates in a number of these pension plans, the potential obligation may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of the accumulated benefits and net assets of such plans, is not readily available. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists, and can be reasonably estimated, in accordance with GAAP.  The Company has no plans to withdraw from any of these agreements.

401(k) plan - The Company provides a 401(k) plan (“the Plan”)for its employees not covered by collective bargaining agreements.  Under the Plan, employees are allowed to contribute up to 100% of their compensation, up to the IRS prescribed annual limit.  The Company makes employer match

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

contributions of 100% of the first 3% and 50% of the next 2% of employee contributions.  The Company may, at the discretion of the Board of Directors, make an additional profit share contribution to the Plan.  The Company’s contribution to the Plan for the nine months ended September 30, 2008 and 2007 aggregated $611 and $599, respectively.

Born Heaters Canada, ULC RRSP-DPSP Plan - Beginning on January 1, 2008, the Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan - Deferred Profit Sharing Plan) for those employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements.  There are two components to the plan.  The RRSP portion is contributed by the employee, whereas the Company pays the portion related to DPSP.  Under the plan, the Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions.  Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the nine months ended September 30, 2008 was $54. The Company has no post-retirement benefits other than those discussed above.

Note 17 - Deferred Compensation Agreements

Put/Call Agreement – Prior to the closing of the merger as discussed in Note 4 – “Completed Merger”, the Former Primoris had a Put/Call Agreement with a foreign manager.  The Put/Call Agreement was accounted for as a liability under SFAS No. 150 (as amended), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” where the amount is presented as a liability and changes in fair value are recorded as expense.  In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Put/Call Agreement.  Under the termination agreement the Company paid the foreign manager $826.  As of September 30, 2008 there was no liability remaining related to the Put/Call Agreement.

Phantom Stock Agreement - Prior to the closing of the merger, Former Primoris had a Phantom Stock Agreement with a foreign manager. In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Phantom Stock Agreement (See Note 4 “Completed Merger”).  Under the termination agreement the Company owes the foreign manager an amount equal to $294.  A liability for this amount is reflected in accounts payable as of September 30, 2008.

Note 18 — Subsequent Events

Note payable to bank - On October 17, 2008 the Company, through its subsidiary Stellaris, LLC, entered into a note agreement (the “Note”) for $3,800 with a bank to finance an airplane purchased for business use.  The Note is secured by the airplane and all related parts and equipment.  The terms of the Note call for 59 monthly payments of principal and interest of $43 each beginning November 10, 2008, followed by one installment payment of $2,145 in addition to any accrued and outstanding interest due.  The Note accrues interest at a rate of 5.6% annually. The Note allows for prepayment with certain prepayment penalties if exercised in less than 36 months.  After 36 months the loan can be paid in full without penalty.

Equipment Note - In October, 2008, the Company borrowed $3,020 from a bank (the “Equipment Note”) at an interest rate of 5.5%. The terms of the Equipment Note call for 60 consecutive monthly payments of principal and interest in the amount of $58, commencing November 3, 2008, with a maturity date of October 3, 2013.  The Equipment Note is secured by certain construction equipment. The Equipment Note is guaranteed by Primoris’ largest subsidiary, ARB.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I — Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto reported on Form S-4/A as filed with the Securities and Exchange Commission (“SEC”) by Rhapsody Acquisition Corp. on July 9, 2008.

This discussion contains forward-looking statements based on our current expectations. There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. Some of these factors are described below and other factors are described elsewhere in this Quarterly Report on Form 10-Q. In addition, there are factors not described in this Quarterly Report on Form 10-Q that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

Business overview

Primoris Services Corporation (“we,” “us,” “our,” “Primoris” or the “Company”) is a holding company with various subsidiaries that, cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

Primoris installs, replaces, repairs and rehabilitates natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida. A substantial portion of our activities are performed in the Western United States, and more specifically in California. In addition, we have strategic presences in Florida, Texas, Latin America and Canada.

As discussed elsewhere in this Quarterly Report on Form 10-Q, on February 19, 2008, Primoris Corporation, a privately held Nevada corporation (“Former Primoris”), and certain stockholders of Former Primoris, entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhapsody Acquisition Corp. (“Rhapsody”), a public company trading on the OTC Bulletin Board under the symbols “RPSD”, “RPSDW” and “RPSDU” for its common stock, warrants to purchase common stock (“Warrants”) and Units (each unit consisting of one share of common stock and one Warrant) , respectively.  On July 31, 2008, with the approval of the stockholders of Former Primoris and Rhapsody, the merger was completed.  Rhapsody was the surviving legal entity in the merger and Former Primoris was deemed the acquiring entity for accounting purposes (See Note 4, “Completed Merger” in the Notes to the Condensed Consolidated Financial Statements presented above as Part I — Item 1 of this Quarterly Report).  As part of the merger, Rhapsody changed its name to “Primoris Services Corporation” which became the name of the new legal entity.  Our common stock, Warrants and Units now trade on the Nasdaq Global

Market under the symbols “PRIM”, “PRIMW” and “PRIMU”, respectively.  The audited financial statements of Rhapsody for the period ended March 31, 2007 and the year ended March 31, 2008, and the audited financial statements for Former Primoris for each of the three years ended December 31, 2005, 2006 and 2007, are included in our Registration Statement on Form S-4/A filed with the SEC on July 9, 2008. (“Form S-4/A”). The unaudited financial statements for Former Primoris for the three and six months ended June 30, 2008, are included in our Current Report on Form 8-K/A filed with the SEC on August 11, 2008.

As part of the merger, holders of all the issued and outstanding shares of common stock of Former Primoris and two foreign managers of Former Primoris became entitled to receive an aggregate of (i) 24,094,800 shares of our common stock at the closing of the merger plus (ii) the right to receive up to 2,500,000 additional shares of our common stock for each of the fiscal years ending December 31, 2008 and 2009 for a total of 5,000,000 additional shares, provided that we achieve specified EBITDA (as defined in the Merger Agreement) milestones as discussed in our Form S-4/A under the heading “The Merger Proposal — Structure of the Merger.” Of the 24,094,800 shares of common stock issued at the closing of the merger, 1,807,110 were required to be placed into escrow to provide funds to satisfy Rhapsody’s rights to indemnification under the Merger Agreement.

The merger was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the merger. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for the net assets of Rhapsody, accompanied by a recapitalization. The net assets of Rhapsody are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are those of Former Primoris.

Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis, “Primoris”, the “Company” or “we,” “our,” or “us” refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the merger on July 31, 2008, between Rhapsody and Former Primoris as the context requires.  “Rhapsody” refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the merger.

Services

Primoris provides services in the following two segments:

Construction Services:

Underground - The Underground group installs, replaces, repairs and rehabilitates natural gas, refined product, water and wastewater pipelines. Substantially all of our pipeline and distribution projects involve underground installation of pipe with diameters ranging from one-half to 102 inches.

Industrial - The Industrial group provides a comprehensive range of services, from turnkey construction to retrofits, upgrades, repairs and maintenance of industrial plants and facilities. It executes contracts as the prime contractor or as a subcontractor utilizing a variety of delivery methods, including fixed price competitive bids, fixed fee, cost plus and a variety of negotiated incentive based contracts.

Structures - The Structures group designs and constructs complex commercial and industrial cast-in-place concrete structures.

Water and wastewater - This group specializes in design-build, general contracting and construction management of facilities and plants dedicated to reverse osmosis, desalinization, conventional water treatment, water reclamation, wastewater treatment, sludge processing, solid waste, pump stations, lift stations, power generation cooling, cogeneration, flood control, wells and pipeline projects, primarily in the Southeastern United States.

Engineering:

The Engineering group specializes in designing, supplying and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It also furnishes turnkey project management with the technical expertise and the ability to deliver custom engineering solutions worldwide.

Strategy

Our strategy emphasizes the following key elements:

•                  Diversification through Controlled Expansion.  We continue to emphasize both the expansion of services beyond our traditional focus and the addition of new customers. We intend to continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. The current strategy also includes selective expansion to new geographic regions.

•                  Emphasis on Retention of Existing Customers and Recurring Revenue.  In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships and to expand our base of recurring revenue sources and recurring customers.

•                  Ownership of Equipment.  Many of our services are equipment intensive. The cost of construction equipment provides a significant barrier to entry into several of our businesses. We believe that our ownership of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

•                  Stable Work Force.  We maintain a stable work force of skilled, experienced laborers, many of whom are cross-trained in projects such as pipeline and facility construction, refinery maintenance, and piping systems.

•                  Selective Bidding.  We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives, or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets.

•                  Concentration on Private Sector Work.  We focus on private sector work, which we believe is generally more profitable than public sector work. In 2007, revenue of approximately $405.9 million, or 74.1% of our revenue, was derived from private sector projects. Through the nine months ended September 30, 2008, approximately $345.5 million or 75.3% of our revenue was derived from private sector projects.

Backlog

We refer to “backlog” as anticipated revenue from the uncompleted portions of existing contracts, including new contractual agreements on which work has not yet begun.  Backlog is difficult to determine accurately and different companies within this industry may define backlog differently.

We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog.  For unit-price, time-and-equipment, time-and-materials, cost-plus contracts, and master service agreements (“MSAs”), no projected revenue is included in backlog, regardless of the duration of the contract.  These MSA and reimbursable types of contracts, while not included in backlog, still represent a material component of our annual revenue.  In addition, certain types of projects will typically have a low level of backlog due to a shorter duration of their average projects.

Most contracts may be terminated by Primoris customers on short notice, typically 30 to 90 days, but sometimes less.  Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce our revenue and profit we realize from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time.  Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period.  Additionally, our backlog may not be indicative of the revenue we expect to earn in the following twelve month period.

At September 30, 2008 and 2007, our backlog was $411.5 million, and $382.0 million respectively.  At December 31, 2007, our backlog was $463.1 million.

Critical Accounting Policies and Estimates

General - The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ from those that result from using the estimates.

Income taxes - Through July 31, 2008 (the date of the merger) , Former Primoris had elected to be taxed in accordance with Subchapter S of the Internal Revenue Code (“S-Corporation”) and similar codes in states in which Former Primoris was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to Former Primoris stockholders.  Accordingly, no provision for federal income tax was required.  The provision for income taxes for Former Primoris in 2007 was related primarily to Canadian income taxes.

As of the date of the merger, Primoris became taxable in accordance with Subchapter C of the Internal Revenue Code (“C-Corporation”), which changed the level of taxation from that of the stockholders to that of the Company.  With the change in tax status, we completed an analysis of the effect of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”  and Financial Accounting Standards Board (FASB) Interpretation 48 “Accounting for Uncertainty in Income Taxes an Interpretation of SFAS 109” (See Note 12, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).  In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, we have computed our provision for income taxes for the three months ended September 30, 2008 using a 38.0% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 14.8%.  Our deferred income tax provision includes approximately $2.8 million of deferred tax benefit resulting from the recognition of our beginning deferred tax asset.

As of September 30, 2008, we had $7.0 million of undistributed Former Primoris S-Corporation earnings as provided for in the Merger Agreement based on the estimated 2008 S-Corporation tax liability of the Former Primoris stockholders. These amounts will be distributed to the stockholders of Former Primoris and are reflected as a liability on our balance sheet as of September 30, 2008.

Goodwill - During 2005, we acquired the net assets of Born Heaters Canada Ltd. and Born Canada Services Ltd (the “Born Acquisition”). The Born Acquisition was recorded pursuant to the purchase method of accounting in accordance with SFAS 141 “Business Combinations”. The seller is entitled to earn-out payments of up to $2.5 million over a five year term, the determination of which is based on exceeding pre-established hurdle rates. Amounts paid to the seller under the earn-out agreement increase the total cost of the Born Acquisition. The excess of the Born Acquisition cost over the fair value of the net identifiable tangible assets acquired has been assigned to goodwill, and other intangible assets as appropriate.  Any additional earn-out payment accrued or paid are recorded as an increase to goodwill. During the period ended September 30, 2008 an additional $644,000 was payable under the earn-out agreement, which increased the balance of goodwill to $2.9 million as of September 30, 2008 from $2.2 million as of December 31, 2007.   There was $80,000 remaining of potential additional earn-out for the seller at September 30, 2008.

Fixed-price contracts - Historically, substantial portions of our revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. We recognize revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

Revenue recognition - A number of factors relating to our business affect the recognition of contract revenue. We typically structure contracts as unit-price, time and material, fixed-price or cost plus fixed fee. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

We recognize revenue on the percentage-of-completion method for all of the types of contracts described in the paragraph above. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price change associated with such scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than costs related to the unapproved change order. Revenue recognized on unapproved change orders is included in “costs and estimated earnings in excess of billings” on the Condensed Consolidated Balance Sheets.

Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

We consider claims to be amounts we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.

Worker’s compensation insurance – We self-insure worker’s compensation claims to a certain level. We maintained a self-insurance reserve totaling approximately $4.8 million and $4.4 million at September 30, 2008 and December 31, 2007, respectively. The amount is included in “accrued expenses and other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. Actual payments that may be made in the future could materially differ from such reserves.

Reserve for uninsured risks – Estimates are inherent in the assessment of our exposure to material uninsured risks. Significant judgments by us and reliance on third-party experts are utilized in determining probable and/or reasonably estimable amounts to be recorded or disclosed in the financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes are determined. We do not believe that material changes to our current estimates are reasonably likely to occur.

Overview

Results of operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(Unaudited)				(Unaudited)
	Dollar	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in Thousands)
Revenue	$146,737	100.0%	$158,054	100.0%	$458,572	100.0%	$382,102	100.0%
Gross profit	21,103	14.4%	20,565	13.0%	51,950	11.3%	42,696	11.2%
Selling, general and administrative expenses	7,039	4.8%	8,531	5.4%	21,662	4.7%	21,930	5.7%
Merger related stock expense	3,675	2.5%	—		3,675	0.8%	—
Operating income	10,389	7.1%	12,034	7.6%	26,613	5.8%	20,766	5.4%
Other income/(expense)	1,431	1.0%	(201)	(0.1)%	4,212	0.9%	428	0.1%
Provision for income taxes	(1,734)	(2.2)%	(339)	(0.2)%	(2,188)	(0.8)%	(713)	(0.2)%
Net income	$10,086	6.9%	$11,494	7.3%	$28,637	6.2%	$20,481	5.4%

Pro forma provision for income taxes	$(4,706)	(3.2)%	$(4,711)	(3.0)%	$(12,271)	(2.7)%	$(8,437)	(2.2)%
Pro forma net income	$7,114	4.8%	$7,122	4.5%	$18,554	4.0%	$12,757	3.3%

Basic earnings per share	$0.36		$0.49		$1.15		$0.87
Diluted earnings per share	$0.32		$0.49		$1.10		$0.87

Pro forma basic earnings per share	$0.26		$0.30		$0.74		$0.54
Pro forma diluted earnings per share	$0.23		$0.30		$0.71		$0.54

Revenue by segment

We operate in two reportable segments: Construction Services and Engineering.  The accounting policies of the segments are the same as those described in the Note 2 “Basis of presentation and significant accounting policies”, in the Notes to the Condensed Consolidated Financial Statements presented above as Part I – Item 1 of this Quarterly Report. We evaluate performance based on gross profit before allocations of selling, general and administrative expenses, other income and expense items and income taxes. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Intercompany sales and transfers, including any profit on those sales, are eliminated in consolidation. Our Construction Services segment is an accumulation of several strategic business units that offer construction services.  The Engineering segment is a separate business unit that provides engineering services.

The following table sets forth our revenues by segment for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(Unaudited)				(Unaudited)
Segment:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in Thousands)
Construction Services	$116,807	79.6%	$138,019	87.3%	$383,504	83.6%	$331,008	86.6%
Engineering	29,930	20.4	20,035	12.7	75,068	16.4	51,094	13.4
Total revenue	$146,737	100.0%	$158,054	100.0%	$458,572	100.0%	$382,102	100.0%

Geographic areas financial information

The following tables set forth our revenues from external customers attributable to our operations in the countries identified below for the three and nine months ended September 30, 2008 and 2007, and the total assets located in those countries at September 30, 2008 and at December 31, 2007.  Our revenues from operations in the United States and Ecuador are related to projects primarily in those countries. Our revenues from operations in Canada are primarily derived from our office in Calgary, Canada, but may relate to specific projects in other countries.

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(Unaudited)				(Unaudited)
Country:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in Thousands)
United States	$138,895	94.6%	$149,516	94.6%	$441,417	96.3%	$363,616	95.2%
Canada	5,095	3.5	6,184	3.9	14,207	3.1	14,619	3.8
Ecuador	2,747	1.9	2,354	1.5	2,948	0.6	3,867	1.0
Total revenue	$146,737	100.0%	$158,054	100.0%	$458,572	100.0%	$382,102	100.0%

	September 30,
	2008 (Unaudited)	December 31, 2007
Country:	Total Assets	Total Assets
	(In Thousands)
United States	$211,976	$203,047
Canada	14,121	14,818
Ecuador	9,182	3,108
Total	$235,279	$220,973

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on water and wastewater customers that are primarily municipalities. As a result, the volume of business may be adversely affected by general declines in new projects from the energy sector or water and wastewater sector. Economic factors outside of our control may affect the amount and size of new contracts to be awarded in any particular period.

Recently, both our Construction Services and Engineering segments have benefited from demand for increased, more efficient and more environmentally friendly energy and power facilities and from the strength of the oil and gas industry. This trend may not continue and is dependent on many factors that are not in our control.

Our Construction Services segment is more dependent on municipalities for new projects than is our Engineering segment. During an economic downturn, with decreased state or local tax revenue, governmental bodies may elect to defer large construction projects. This could have an impact on our ability to secure new projects and may impact our future revenues and earnings in the Construction Services segment.

Our strategy is to limit our dependence on any one sector of the engineering and construction business through diversification and by providing services to a range of customer groups. These varying customer groups include pipeline transportation companies, utilities, power plants, petrochemical facilities and refineries, as well as water and wastewater clients and owners of multi-level parking structures.

We believe the trend of increased revenue and earnings from 2007 to 2008 is a result of this strategy of diversification. While revenue and profit of specific operating units may vary from quarter-to-quarter and year-to-year, our overall trend in the last three years has been positive. We believe that the positive overall trend in earnings should continue at least throughout the remainder of 2008.

The current economic issues in the financial markets may have some impact on our future results.  While we currently have adequate backlog and projects to bid, we are uncertain as to how the current global financial turmoil will impact our clients and our prospects for future work.

Seasonality and cyclicality

Seasonality - Our results of operations can be subject to seasonal variations.  Weather, particularly rain, can impact our ability to work off backlog. In addition, demand for new projects is generally lower during the early part of the year due to reduced construction activity based on weather concerns.  Since the majority of our work is in California, these seasonal impacts are not as dramatic for us as may be experienced by companies in some other states or countries.  However, as a result, there is a possibility that we may experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  Additionally, because of the cyclical nature of our business, the financial results for any period may fluctuate depending on whether and when we are awarded projects. Our clients’ budget cycles can have an impact on the timing of these awards.  Accordingly, our financial condition and operating results may vary from quarter-to-quarter and may not be indicative of our financial condition or operating results for any other quarter or for an entire year.

Additional factors that could cause or contribute to variations in our financial condition and operating results include, among others, those described under the subheading “Material Trends and Uncertainties” in this “Primoris’ Management’s Discussion and Analysis,” and the following: changes in our mix of customers, projects, contracts and business; regional and/or general economic conditions; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing weather conditions; termination of existing agreements or contracts; budgetary spending patterns of customers; increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor to execute specific projects; changes in bonding requirements and bonding availability applicable to existing and new agreements; costs we incur to support growth internally or through acquisitions or otherwise; timing and volume of work under contract; changes in federal or state income tax rates, and losses experienced in our operations not otherwise covered by insurance.

Three and Nine months Ended September 30, 2008 Compared to Three and Nine months Ended September 30, 2007

Revenue

The quarter-to-quarter comparison of revenues by segment are as follows:

	Three months ended September 30,
	2008		2007
	(Unaudited)
Segment:	Revenue	% of Revenue	Revenue	% of Revenue	Increase/ Decrease	% Change
	(Dollars in Thousands)
Construction Services	$116,807	79.6%	$138,019	87.3%	$(21,212)	(15.4)%
Engineering	29,930	20.4	20,035	12.7	9,895	49.4%
Total revenue	$146,737	100.0%	$158,054	100.0%	$(11,317)	(7.2)%

The nine months -to -nine months comparison of revenues by segment are as follows:

	Nine months ended September 30,
	2008		2007
	(Unaudited)
Segment:	Revenue	% of Revenue	Revenue	% of Revenue	Increase/ Decrease	% Change
	(Dollars in Thousands)
Construction Services	$383,504	83.6%	$331,008	86.6%	$52,496	15.9%
Engineering	75,068	16.4	51,094	13.4	23,974	46.9%
Total revenue	$458,572	100.0%	$382,102	100.0%	$76,470	20.0%

The decrease in Construction Services revenue of $21.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, is primarily a result of reduced revenue of $14.7 million from pipeline work, $3.0 million from water and sewer, $3.0 million from our steel operations, and $10.0 million from municipal based customers, which was partially offset by increased revenue of $16.0 million from our refinery clients.  The increase in Construction Services revenue of $52.5 million for the nine months ended September 30, 2008 compared to 2007 is primarily due to the increased revenue of $116.3 million from refinery industry clients, offset by a reduction of revenue of $13.5 million from pipeline work, $17.5 million from cable and conduit customers, $10.2 million from water and sewer, and $16.2 million from structures clients.

The decrease in Construction Services revenue for the three month period ending September 30, 2008 is partially a result of market timing of projects, as well as reduced activity for municipal based clients.  Revenue fluctuations such as this are normal and expected. The increase in revenue for the nine months ended September 30, 2008 is due primarily to the increased activity by our refinery clients..  We are currently benefiting from increased opportunity in the power sector. If the power sector and the oil and gas industry were to experience a downturn and we were unable to identify and obtain business from other growth sectors, revenue would decrease.

Engineering segment revenue increased primarily as a result of continued expansion in the refining and energy sector and from our entry into an alliance agreement with a major client in November 2007. While the alliance agreement is cancelable by either party on thirty days’ notice, the history of these agreements and our expectation is that we will continue to provide service to this major client for at least the years of 2008 and 2009. Alliance projects generated $12.7 million and $30.8 million of revenue in the three and nine months ended September 30, 2008, respectively, as compared to $8.0 million and $11.9 million in the three and nine months ended September 30, 2007, respectively.

Gross profit

A quarter-to-quarter comparison of gross profit by segment and gross profit as a percentage of segment revenue is as follows:

	Three months ended September 30,
	2008		2007
	(Unaudited)		(Unaudited)
Segment:	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Dollars in Thousands)
Construction Services	$19,333	16.6%	$18,789	13.6%
Engineering	1,770	5.9	1,776	8.9
Total gross profit	$21,103	14.4%	$20,565	13.0%

A nine month-to-nine month comparison of gross profit by segment and gross profit as a percentage of segment revenue is as follows:

	Nine months ended September 30,
	2008		2007
	(Unaudited)		(Unaudited)
Segment:	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Dollars in Thousands)
Construction Services	$47,332	12.3%	$38,143	11.5%
Engineering	4,618	6.2	4,553	8.9
Total gross profit	$51,950	11.3%	$42,696	11.2%

The Construction Services segment gross profit for the three month period ending September 30, 2008 increased over the prior year period primarily as a result of margin improvement on a reduced volume of work.  Most of the margin improvement is based on a business mix changing to higher margin projects, combined with several jobs performed at or above expected profitability levels.  The Construction Services segment gross profit for the nine month period ending September 30, 2008 increased over the prior year period primarily as a result of increased revenue for the period, as well as margin expansion from 11.5% to 12.3%.  The increased gross margin as a percentage of revenue is based on a shift to higher margin types of work in the refinery and energy sectors.  We expect Construction Services gross margins to remain at or improve slightly over prior year levels for the balance of 2008.

Engineering segment gross profit for the nine month period ended September 30, 2008 increased over the prior period in dollars, but decreased as a percentage of revenue.  The decrease in gross profit as a percentage of revenue is principally due to lower profitability on a $46.6 million project with expected completion in November 2008. We expect the profitability in this segment to generally increase back to historical levels during the balance of 2008 and into 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) decreased $1.5 million to $7.0 million for the three months ended September 30, 2008 from $8.5 million for the three months ended September 30, 2007, principally due to a reduction of legal fees of $824,000 and an increase in gain on the sale of fixed assets of $221,000.  SG&A decreased $268,000 to $21.6 million for the nine months ended September 30, 2008 from $21.9 million for the nine months ended September 30, 2007, principally due to higher absorption of overhead expenses of $1.8 million, as a result of increased activity in the engineering group, a decrease in legal fees of $1.2 million, and an increase in gain on sales of fixed assets of $649,000,  partially offset by an increase in personnel expenses of $2.0 million to meet future growth and other office and personnel related expenses of $1.3 million.

SG&A as a percentage of revenue decreased to 4.8% and 4.7% for the three and nine months ended September 30, 2008, as compared to 5.4% and 5.7% for the three and nine months ended September 30, 2007, respectively. The decrease in SG&A as a percentage of revenue is due to the achievement of certain efficiencies as a result of increased volume, and from the fact that certain SG&A, including some accounting, administrative and management expenses, are relatively fixed and do not increase proportionally with expanded volume.  However, as a result of the merger with Rhapsody, we have begun incurring and will continue to incur, increased SG&A as a result of public company reporting obligations.  These increased expenses primarily relate to accounting and legal expenses.

Merger related stock expense

In connection with the Merger Agreement, we entered into termination agreements with two foreign managers of Former Primoris related to the fulfillment of obligations under a Put/Call Agreement and a Phantom Stock Agreement (collectively the “Deferred Compensation Agreements”) discussed in Note 17 “Deferred Compensation” in the Notes to the Condensed Consolidated Financial Statements.  Upon consummation of the merger, the termination agreements cancelled the obligations of the parties under the Deferred Compensation Agreements and called for the issuance of 507,600 shares of our common stock and for the cash payment of the amounts already accrued under the Deferred Compensation Agreements.

As a result of the issuance of the shares and in accordance with SFAS No 123 (revised 2004)  “Share-based payments” we recognized $3.7 million of non-cash expenses related to the termination of the Deferred Compensation Agreements.  The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on our net asset value.  The issuance of the shares was a one-time non-recurring event directly related to the consummation of the merger.  Therefore, the entire value of the shares was taken as a charge to earnings at the time of issuance.

Operating income

The $1.6 million (13.7%) decrease in operating income to $10.4 million for the three months ended September 30, 2008 from $12.0 million for the three months ended September 30, 2007 was primarily due to the non-recurring merger related stock expense of $3.7 million discussed above, partially offset by the increase in revenue and gross profit and the decrease in SG&A.  The $5.8 million (28.2%) increase in operating income to $26.6 million for the nine months ended September 30, 2008 from $20.8 million for the nine months ended September 30, 2007, was due primarily to the rise in revenue and in gross profit, and a decrease in SG&A partially offset by the merger related stock expense.

Other income

The non-operating income and expense items for the three and the nine months ended September 30, 2008 and 2007 are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Other income:	(Unaudited)		(Unaudited)
	(In thousands)
Income from non-consolidated joint ventures	$1,474	$313	$4,501	$1,083
Foreign exchange gain (loss)	89	(399)	67	(439)
Interest income/(expense) net	(132)	(115)	(356)	(216)
Total other income	$1,431	$(201)	$4,212	$428

For the three and the nine months ended September 30, 2008, we recognized income of $1.5 million and $4.5 million, respectively, from the “Otay Mesa Power Partners” (“OMPP”) joint venture, a power plant construction project near San Diego, California which is anticipated to be completed in 2009.  Income from non-consolidated joint ventures for the three and nine months ended September 30, 2007 consisted of the 49% share in the losses of ARB Arendal, a joint venture in Monterrey, Mexico. In December 2007, we made the decision to record a $3.6 million other than temporary impairment of our investment in ARB Arendal because of a client dispute with an uncertain outcome. Our expectation is that we will participate only selectively in joint ventures in the future.

Foreign exchange gain for the three and nine months ended September 30, 2008 and foreign exchange loss for the three and nine months ended September 30, 2007 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference. As discussed in Part I – Item 3 of this Quarterly Report on Form 10-Q “Quantitative and Qualitative Disclosures about Market Risk,” we began hedging our currency on these contracts to moderate any gains or losses on January 1, 2008.

The increases in net interest expense for the three months ended September 30, 2008 as compared to September 30, 2007 are primarily a result of higher interest expense.  The increase in net interest expense for the nine months ended September 30, 2008 as compared to September 30, 2007 are due to increased interest expense of $366,000, offset partially by an increase in interest income of $226,000.

Interest expense increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due to the financing of newly purchased equipment and an increase in long-term debt. We expect to continue to finance equipment acquisitions with increases in long-term debt.

Interest income increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of higher average cash balances in the 2008 period, despite declining interest rates, and our decision to invest our excess cash balances in Treasury bills rather than commercial paper.

Future interest income is dependent on interest rates and our cash balances. While we anticipate maintaining significant cash balances, the closing of the merger with Rhapsody involved a reduction in our cash balance, as a result of payments to the Former Primoris stockholders and therefore a reduction in our interest income. In addition, acquisitions and other opportunities may reduce cash-on-hand. Also, the volatility of interest rates limits our ability to predict trends in interest income.

Provision for income taxes

Our provision for income tax increased $1.4 million and $1.5 million for the three and nine months ended September 30, 2008 to $1.7 million and $2.2 million, respectively, from the three and nine months ended September 30, 2007 as result of our change of tax status from S-Corporation to C-Corporation as discussed above.  As of the date of the merger we became subject to federal and state income tax in the jurisdictions in which we do business, including California. Accordingly, our combined annual effective tax rate increased to 38.0% for the three months ended September 30, 2008 which brings our effective tax rate for the nine months ended September 30, 2008 to 14.8% which is our estimated annual tax rate.  In the prior year we had no provision for federal income tax and only minimal provision for state income tax.

The unaudited pro forma net income taxes and the pro forma net income reflect federal and state income taxes at the effective statutory rates for the periods of approximately 39.8% as if we had been taxed as a C-Corporation for the three and nine months ended September 30, 2008 and 2007.  This rate is higher than our 2008 effective tax rate for the three months ended September 30, 2008 as discussed above because the pro forma numbers do not consider the reduction in tax rate due to the Company’s S-Corporation status through July 31, 2008

Net income

Net Income - Net income for the three months ended September 30, 2008 decreased $1.4 million to $10.1 million from $11.5 million for the same period last year.  This decrease resulted primarily from the $3.7 million non-recurring merger related stock expense and the increase in the income tax provision due to our conversion to a C-Corporation which were offset by increases in revenues and gross profit, and the decreases in SG&A.

Net income for the nine months ended September 30, 2008 increased $8.1 million (39.8%) to $28.6 million, compared to $20.5 million for the nine months ended September 30, 2007.  The increase in net income was primarily a result of the increased revenues and gross profit, and the decrease in SG&A, which was partially offset by the increase in our tax provision and the $3.7 million non-recurring merger related stock expense.

Pro forma net income – Pro forma net income for the three and nine months ended September 30, 2008 remained consistent and increased $5.8 million as compared with the net income for the same periods in the prior year.  Increases in revenues and gross profit and decreases in SG&A as discussed above, were offset by the $3.7 million non-recurring merger related stock expense discussed previously.  Pro forma net income reflects an adjustment for income tax at the applicable statutory rates as if we had been taxed as a C-Corporation since the beginning of each respective period.

Earnings per share

Our earnings per share (“EPS”) was negatively affected by our increase in the basic and diluted weighted average shares as a result of the merger.  Basic weighted average shares for the three and nine months ended September 30, 2008 increased by 4.2 million shares and 1.6 million shares respectively, as compared to the same periods in the prior year. The increase in the basic weighted average shares resulted in a negative impact on EPS of $0.07 per share and $0.11 per share, respectively, for the three and nine months ended September 30, 2008.

Diluted weighted average shares for the three and nine months ended September 30, 2008 increased by 7.5 million shares and 2.7 million shares, respectively as compared to the same periods in the prior year.  Diluted weighted average shares consider the incremental impact of the outstanding Warrants and Units.  Additionally, the 2.5 million contingent shares are included in diluted weighted average shares from July 31, 2008 (the date of the merger ) since the prescribed EBITDA targets specified in the Merger Agreement were achieved as of September 30, 2008 (See “Business Overview” in this Management’s Discussion and Analysis”).  The increase in the diluted weighted average shares negatively impacted diluted EPS by $0.07 per share and $0.12 per share for the three and nine months ended September 30, 2008, respectively.

We expect our EPS to continue to be impacted by increases in weighted average shares during the quarter ended December 31, 2008 and in 2009.  The current quarter reflects the effect of the issuance of the common shares, the existing Warrants and Units, and the contingent shares since the date of the merger, July 31, 2008, and therefore, only two months of weight.  Future quarters will reflect the full impact of the issuances of the common shares, and the Warrants and Units.  The fourth quarter of 2008 will reflect the full impact of the contingent shares assuming the achievement of the EBITDA target is maintained.

We expect that the EBITDA targets achieved related to the issuance of the 2.5 million contingent shares, as discussed above, will be maintained through the end of 2008 and that the shares will be issued in the first quarter of 2009.  Therefore, the basic EPS will be negatively impacted by the issuance of those shares beginning in 2009.

Liquidity and Capital Resources

Cash Flows

Three and nine months ended September 30, 2008 and 2007 (unaudited)

At September 30, 2008, we had a cash balance of $76.7 million compared to a cash balance of $63.0 million at September 30, 2007. Cash flows during the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flow:	(Unaudited)		(Unaudited)
	(In Thousands)
Net cash provided by operating activities	$12,342	$24,318	$53,262	$39,108
Net cash (used in) investing activities	(2,385)	(319)	(4,801)	(618)
Net cash (used in) financing activities	(13,534)	(7,579)	(34,732)	(15,967)
Net change in cash	$(3,577)	$16,420	$13,729	$22,523

Operating activities

The primary drivers of the decrease in the operating cash flows for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 were an increase in restricted cash, an increase in costs and estimated earnings in excess of billings, a decrease in accounts payable and the establishment of deferred income taxes which resulted in a net deferred tax asset.  The decreases were offset partially by an increase in accrued expenses and other accrued liabilities and in billings in excess of costs.

The primary drivers of the increase in operating cash flow for the nine months ended September 30, 2008 compared to the same period in 2007 were increased net income as discussed above, a significant decrease in accounts receivable and an increase in billings in excess of costs and accrued expenses and other liabilities.  These inflows were partially offset by a significant decrease in accounts payable, an increase in restricted cash, an increase in costs and estimated earnings in excess of billings and the establishment of a net deferred tax asset.

The increase in restricted cash for the three and nine months ended September 30, 2008 of $3.8 million and $3.0 million, respectively,  is related to the collateralization of a letter of credit for a project in Ecuador.  The increases in billings in excess of costs and estimated earnings were principally due to improved billing and collection procedures, the nature and type of projects, and the general market environment.  The increase in costs and estimated earnings in excess of billings derives from timing of costs incurred versus contractual limitations on our ability to bill our customers.

As of September 30, 2008 and 2007, accounts receivable, net, represented 35.5% and 51.3% of total assets, respectively. We have an excellent collection history stemming from many factors, including performing work for recurring customers, and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivables that are generated, which may give priority to us over lenders or certain other creditors of the project. We expect that the collectability of accounts receivable will continue to be strong throughout 2008.

Decreases in accounts payable are principally due to our taking advantage of discounts and early pay incentives due to our strong cash position. We expect to continue this policy.

Following is a summary of the significant contributors to our changes in cash flows for the three and nine months ended September 30, 2008 as compared to September 30, 2007.

The $12.3 million of cash provided by operating activities for the three months ended September 30, 2008 consisted principally of $10.1 million of net income adjusted for the $3.7 million non-recurring merger related stock expense, plus $1.8 million of depreciation and amortization, and increases of $6.5 million in billings in excess of cost and estimated earnings, and $6.7 million in accrued expenses. The increase in cash was partially offset by increases of $3.8 million in restricted cash, $3.9 million in costs and estimated earnings in excess of billings and deferred tax of $2.8 million and decreases of $2.9 million in accounts payable and $1.3 million in other long term liabilities.

The $24.3 million of cash provided by operating activities for the three months ended September 30, 2007 consisted principally of net income of $11.5 million, plus $1.2 million of depreciation and amortization, plus decreases in restricted cash of $1.8 million and $3.1 million in cost and estimated earnings in excess of billings, and increases of $9.2 million in accounts payable, $7.5 million in billings in excess of cost and estimated earnings and $2.4 million in accrued expenses. The increase in cash was partially offset by increases in accounts receivable of $11.2 million, inventory of $597,000 and other assets of $405,000.

The $53.3 million of cash provided by operating activities for the nine months ended September 30, 2008 consisted principally of net income of $28.6 million, adjusted for the $3.7 million non-recurring merger related stock expense, plus depreciation and amortization of $4.8 million and decreases in accounts receivable of $29.8 million, and increases in billings in excess of costs and estimated earnings of $18.6 million and accrued expenses of $7.0 million. The increase in cash was partially offset by increases in restricted cash of $3.0 million, cost and estimated earnings in excess of billings of $11.8 million, deferred tax of $2.8 million and decreases in accounts payable of $16.8 million and other long term liabilities of $1.3 million.

The $39.1 million of cash provided by operating activities for the nine months ended September 30, 2007 consisted principally of net income of $20.5 million plus depreciation and amortization of $3.5 million, and increases in accounts payable of $9.3 million and billings in excess of cost and estimated earnings of $12.1 million. The increase in cash was partially offset by increases in restricted cash of $1.3 million, accounts receivable of $3.2 million and inventory and other current assets of $718,000.

Investing activities

We purchased property and equipment for $5.6 million and $365,000 in the three months ended September 30, 2008 and 2007, respectively, and $9.2 million and $871,000 in the nine months ended September 30, 2008 and 2007, respectively, principally for our construction projects.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available as needed. In addition, such ownership has historically resulted in lower overall equipment costs. We attempt to enter into contracts for projects that will keep our equipment utilized in order to increase profit. All equipment is subject to scheduled maintenance to ensure reliability.

Major equipment not currently utilized is often rented to third parties to reduce overall equipment costs. We also received proceeds from the sale of used equipment of $437,000 and $46,000 in the three months ended September 30, 2008 and 2007, and $1.1 million and $253,000 in the nine months ended September 30, 2008 and 2007, respectively. We periodically sell and acquire equipment, typically to update our fleet.

During the three and nine months ended September 30, 2008, we received a total of $2.8 million and $3.3 million in non-consolidated equity distributions of capital from the OMPP joint venture that commenced in the third quarter of 2007.

Financing activities

Financing activities required the use of $13.5 million and $7.6 million of cash during the three months ended September 30, 2008 and 2007, respectively, and $34.7 million and $16.0 million of cash during the nine months ended September 30, 2008 and 2007, respectively. Significant transactions using cash flows from financing activities included:

•                  $43.1 million and $61.1 million of cash distributions to stockholders during the three and nine months ended September 30, 2008, respectively, and $7.1 million and $14.0 million of cash distributions during the three and nine months ended September 30, 2008 and 2007, respectively. We provided distributions to stockholders principally to allow them to pay their personal income tax liability stemming from the profits of Former Primoris; and a one-time distribution in accordance with the provisions of the Merger Agreement.

•                  $1.6 million and $4.8 million in repayment of long-term debt during the three and nine months ended September 30, 2008, respectively, and $939,000 and $2.4 million in repayment of long-term debt during the three and nine months ended September 30, 2008, respectively, based on scheduled maturities of such debt.

We financed $7.1 million and $4.5 million during the nine months ended September 30, 2008 and 2007, respectively, principally to fund the acquisition of new construction equipment. We intend to continue to fund the acquisition of equipment through borrowings rather than utilizing our cash balances because we believe this improves our overall liquidity position.

Capital Requirements

We believe that we will be able to support for our ongoing working capital needs through cash on hand, operating cash flows and the availability under our existing credit facilities.

At September 30, 2008 our working capital decreased $9.3 million (18.1%) to $42.1 million from $51.5 million at December 31, 2007. The decrease in working capital was driven by decreases in restricted cash, accounts receivable and inventory and increases in billings in excess of costs and estimated earnings, and the current portions of long-term debt and capital leases; partially offset by increases in cash and costs and estimated earnings in excess of billings and a decrease in accounts payable.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, our operations provided cash of $53.3 million and $70.6 million, respectively. While these are substantial cash inflows, $18.6 million and $26.5 million of these respective amounts represented billings in excess of costs and estimated earnings, meaning that we received cash prior to performing the required work, and, if there is a general reduction in the amount of work being performed by us, we may experience decreases in cash as we use the cash paid in advance to complete the work to be performed.

Pursuant to the merger between Rhapsody and Former Primoris, we distributed approximately $48.9 million to the Former Primoris Holders immediately prior to the closing of the merger on July 31, 2008. In addition, on July 31, 2008, Rhapsody’s trust fund was liquidated and the proceeds ($41.3 million, including earned interest that had not been used to fund Rhapsody’s operations prior to the merger) were distributed.  Of these proceeds, $777,000 was distributed to EarlyBirdCapital, Inc. ($414,000 of deferred underwriting fees, $360,000 of investment banking fees, $613,000 was distributed for services provided in relation to the merger transaction ($367,000 for legal, $10,000 for accounting, $42,000 for printing, $52,000 for investor relations, $13,000 for proxy solicitation, $8,000 for data services, and $120,000 for NASDAQ filing fees), $52,000 was distributed to Crescendo Advisors II LLC for monthly administrative fees in arrears, $190,000 was distributed to the merged company to pay accrued taxes and other accrued expenses for Rhapsody, and the remaining $39.7 million was distributed to us for general corporate use.

Holders of 417,600  shares of Rhapsody’s common stock voted against the merger with Former Primoris and elected to exercise their option to convert their shares to cash in accordance with Rhapsody’s certificate of incorporation.   Each of the dissenting holders of those shares received $7.98 per share, or an aggregate of $3.3 million from the funds that had been held in Rhapsody’s trust fund.

Credit agreements

In October 2008, we borrowed $3.0 million from a bank (the “Equipment Note”) at an interest rate of 5.5%.  The terms of the Equipment Note call for 60 consecutive payments of principal and interest in the amount of $58,000 commencing November 3, 2008, with a maturity date of October 3, 2013.  The Equipment Note is secured by certain construction equipment.  The Equipment Note is guaranteed by our largest subsidiary, ARB, Inc.

On October 17, 2008 we entered into a note agreement through our subsidiary, Stellaris, LLC (the “Note”), for $3.8 million with a bank to finance the purchase of an airplane for business use.  The Note is secured by the airplane and all related parts and equipment.  The terms of the Note call for 59 monthly payments of principal and interest of $43,000 each beginning November 10, 2008, followed by one installment payment of $2.1 million in addition to any accrued and outstanding interest due.  The Note accrues interest at a rate of 5.6% annually. The Note allows for prepayment with certain prepayment penalties if exercised in less than 36 months.  After 36 months the loan can be paid in full without penalty.

In March 2007, we entered into a revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all of our assets. Under the line of credit agreement, we can borrow up to $30.0 million, and all amounts borrowed under the line of credit are due March 31, 2010.  The line of credit agreement contains substantial restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements.  We were in compliance with all restrictive covenants during and as of the nine months ended September 30, 2008 and during 2007.

Related Party Transactions:

We entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). The majority stockholder, chief executive officer, president and chairman of the board of directors of Primoris, Brian Pratt, also holds a majority interest in SIGI. In addition, the following of our officers and directors also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director), John P. Schauerman (president and director), and John M. Perisich (secretary).

We lease some of our facilities and certain construction and transportation equipment from SIGI. All of these leases are at market rates and are on similar terms as would be negotiated with an independent third party in an arms-length transaction.

We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the nine months ended September 30, 2008 and 2007 we paid $561,000 and $334,000 in lease payments to SIGI for the use of these properties, respectively. The lease for the Bakersfield property commenced on November 1, 2003 and will terminate on October 31, 2015, with an option by us to extend for two (2) additional seven (7) year terms. The lease for the

Pittsburg property commenced on October 1, 2002 and will terminate on September 30, 2014, with an option by us to extend for two (2) additional seven (7) year terms. The lease for the San Dimas property commenced on April 1, 2007 and will terminate on March 30, 2019, with an option by us to extend for two (2) additional seven (7) year terms. The lease for the Pasadena property commenced on August 9, 2007 and will terminate on July 31, 2019, with an option by us to extend for two (2) additional seven (7) year terms. We believe that all of these leases are at market rates and are on similar terms as would be negotiated with an independent third party in an arms-length transaction.

We lease certain construction equipment from SIGI. During the nine months ended September 30, 2008 and 2007, we paid $200,000 and $241,000 respectively, in lease payments to SIGI for the use of this equipment. We purchased the equipment from SIGI on the closing date of the merger for a purchase price of $1.1 million. The purchase price was determined using a fair market value appraisal by Ritchie Bros. Auctioneers.

We lease from SIGI an airplane used for business transportation. During the nine months ended September 30, 2008 and 2007, we paid $179,000 and $159,000, respectively in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and terminates on April 30, 2012. We believe that this lease is at market rates and on similar terms as would be negotiated with an independent third party in an arms-length transaction.

We lease a property from Roger Newnham, one of our managers at Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2008 and 2007 we paid $244,000 and $244,000, respectively, in lease payments to Mr. Newnham for the use of this property. The lease for the Calgary property commenced in 2005 and terminates in 2008, with an option by us to extend for three (3) years thereafter.  In October 2008, we elected to extend the lease until September 2009.  We believe that this lease is at market rates and on similar terms as would be negotiated with an independent third party in an arms-length transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2008 and December 31, 2007 due to the generally short maturities of these items. At December 31, 2007, Primoris invested primarily in short-term dollar denominated bank deposits. Primoris expects to hold its investments to maturity.

At September 30, 2008 all of our long-term debt was under fixed interest rates. In January 2008, Primoris paid off its $1.2 million balance of borrowings under variable interest rate arrangements.

As of September 30, 2008, we had one derivative financial instrument for the purpose of hedging future currency exchange in Canadian dollars. The contract enabled us to purchase Canadian dollars before certain dates in 2008 at certain exchange rates. The fair value of this contract was $2.0 million in U.S. dollars, and the related Canadian dollars sold were $2.0 million. This contract expired in September 2008. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, Primoris’ management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as Primoris’s are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d -15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

Prior to our merger with Former Primoris on July 31, 2008, we were a blank check company whose principal operations consisted of searching for prospective target businesses to acquire, and our internal control over financial reporting was designed and maintained accordingly.  As of the date of the merger we adopted the internal controls and procedures of Former Primoris in lieu of our internal controls and procedures maintained prior to the merger.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings.

We are from time to time subject to claims and legal proceedings arising out of our business.  Our management believes that we have meritorious defenses to the claims.  Although we are unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

We have not had any material changes from those risk factors previously disclosed in our Current Report on Form 8-K for July 31, 2008 (File No. 001-34145) filed with the SEC on August 6, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None .

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of stockholders at the Special Meeting on July 31, 2008.

1.               Election of Directors

	Number of Shares
Name of Director	For	Abstain
Brian Pratt	4,945,669	391,295
Peter J. Moerbeek	4,953,059	383,905
John P. Schauerman	4,945,669	391,295
Stephen C. Cook	4,953,059	383,905
Eric S. Rosenfeld	4,899,828	437,136
David D. Sgro	4,945,669	391,295
Thomas Tucker	4,953,059	383,905

2.               Other Matters

	Number of Shares
Matter	For	Against	Abstain
Proposal for the merger pursuant to the Merger Agreement	4,899,503	447,461	0
Proposal regarding corporate name change of Rhapsody	4,900,864	382,100	54,000
Proposal regarding amendment to certificate of incorporation to increase authorized common stock from 15 million to 60 million	4,896,864	386,100	54,000
Proposal regarding amendment to certificate of incorporation to change corporate existence to perpetual	4,900,864	382,100	54,000
Proposal regarding amendment to certificate of incorporation regarding incorporator information and other matters	4,900,364	382,100	54,500
Proposal regarding amendment to certificate of incorporation regarding classification of directors	4,894,856	388,108	54,000
Proposal regarding amendment to certificate of incorporation regarding change of certain verb tenses, clarifications regarding references and pronoun changes	4,896,864	386,100	54,000
Proposal regarding 2008 Long-Term Incentive Equity Plan	4,888,474	394,490	54,000
Proposal regarding adjournment of special meeting, if necessary	4,925,864	386,100	25,000

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Primoris Services Corporation (6)

3.2	Amended and Restated Bylaws of Primoris Services Corporation (5)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (3)

10.1	Form of Escrow Agreement among Rhapsody Acquisition Corp., Brian Pratt, as Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (1)

10.2	Employment Agreement of Brian Pratt, dated February 19, 2008 (#) (5)

10.3	Employment Agreement of John P. Schauerman, dated February 18, 2008 (#) (5)

10.4	Employment Agreement of John M. Perisich, dated February 18, 2008 (#) (5)

10.5	Employment Agreement of Alfons Theeuwes, dated February 18, 2008 (#) (5)

10.6

Form of Voting Agreement dated as of July 31, 2008 among the Registrant, Eric S. Rosenfeld, Brian Pratt, John P. Schauerman, the Scott E. Summers and Sherry L. Summers Family Trust Dated August 21, 2001, and Timothy R. Healy (5)

10.7	2008 Long-Term Equity Incentive Plan (#) (1)

10.8	Form of Lock-Up Agreement by and among Rhapsody Acquisition Corp. and the former stockholders and foreign managers of Primoris Corporation (4)

10.9	Indemnity Agreement dated 2004 by and among Primoris Corporation; ARB, Inc.; ARB Structures, Inc.; Cardinal Contractors; Onquest, Inc.; and Liberty Mutual Insurance Company (5)

10.10	Second Amendment to Loan and Security Agreement between Primoris Corporation and LaSalle Bank National Association (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)

(#)	Management contract or compensatory plan, contract or arrangement.

(*)	Filed herewith.

(1)

Attached as an annex to the Registrant’s Registration Statement on Form S-4/A (File No. 333-150343) filed with the Securities and Exchange Commission on July 9, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134694) filed with the Securities and Exchange Commission on June 2, 2006 and incorporated herein by reference.

(3)

Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (File No. 333-134694) filed with the Securities and Exchange Commission on August 28, 2006 and incorporated herein by reference.

(4)

Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-150343) filed with the Securities and Exchange Commission on April 21, 2008 and incorporated herein by reference.

(5)

Filed as an exhibit to the Initial Filing of this Current Report on Form 8-K for July 31, 2008 (File No. 001-34145) filed with the Securities and Exchange Commission on August 6, 2008 and incorporated herein by reference.

(6)

Filed as an exhibit to the Registrant’s Current Report on Form 8-K for August 18, 2008 (File No. 001-34145) filed with the Securities and Exchange Commission on August 18, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMORIS SERVICES CORPORATION
(Registrant)

Date: November 14, 2008	/s/ John P Schauerman
John P. Schauerman
Chief Financial Officer and Director

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer