Form 10-K
period 2008-12-31
Primoris Services CORP
filed 2009-03-24
CIK 1361538

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0001-34145

Primoris Services Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4743916 (I.R.S. Employer Identification No.)
26000 Commercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

(949) 598-9242
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Units	The NASDAQ Stock Market LLC
Common Stock Purchase Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-know seasoned issued, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $46.8 million based upon the average bid and asked price of such common equity as of June 30, 2008. On March 3, 2009, there were 29,977,339 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant's common stock are deemed to be affiliates.

Documents Incorporated by Reference

          Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant's 2009 Annual Meeting of Stockholders to be filed on or before 120 days after the end of the Registrant's fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends, "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in "Item 1A. Risk Factors". Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

PART I

ITEM 1.    BUSINESS

Business Overview

        Primoris Services Corporation, a Delaware corporation formed in October 2006, is a holding company of various subsidiaries which form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers. Since 1946, our primary subsidiary, ARB, Inc. ("ARB") and its predecessor, has been engaged in the construction industry.

        Primoris installs, replaces, repairs and rehabilitates natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities, and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, for cogeneration plants, refineries and similar mechanical facilities.

        ARB is engaged primarily in the infrastructure, underground pipeline, directional drilling, and other structure construction and maintenance services. Through our subsidiary Onquest, Inc., we provide engineering design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in the Southeast United States. A substantial portion of our activities are performed in the Western United States, primarily in California. In addition, we have strategic presences in Florida, Texas, Latin America and Canada.

Company History and Merger

        On February 19, 2008, Rhapsody Acquisition Corp. ("Rhapsody") entered into an Agreement and Plan of Merger ("Merger Agreement") with Primoris Corporation, a privately held Nevada corporation ("Former Primoris"), and certain stockholders of Former Primoris. On July 31, 2008, with the consent of both the Rhapsody stockholders and the stockholders of Former Primoris, the merger was completed. While Rhapsody was the surviving legal entity in the merger, Former Primoris was treated as the acquiring entity for accounting purposes. From October 2006 until the merger, Rhapsody's common stock, warrants to purchase common stock ("Warrants") and Units (each unit consisting of one share of common stock and one Warrant) traded on the OTC Bulletin Board under the symbols "RPSD", "RPSDW" and "RPSDU", respectively. In connection with the merger, Rhapsody changed its name to "Primoris Services Corporation", whose common stock, Warrants and Units have traded since August 4, 2008 on the NASDAQ Global Market under the symbols "PRIM", "PRIMW" and "PRIMU", respectively.

        Unless specifically noted otherwise, as used throughout this Annual Report on Form 10-K, "Primoris", the "Company" or "we," "our," or "us" refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the merger on July 31, 2008, between us and Former Primoris as the context requires. "Rhapsody" refers to our operations or financial results prior to the closing of the merger.

        As part of the merger, holders of all of the issued and outstanding shares of common stock of Former Primoris and two foreign managers of Former Primoris (collectively, the "Former Primoris Holders") became entitled to receive an aggregate of (i) 24,094,800 shares of our common stock at the closing of the merger plus (ii) the right to receive 2,500,025 additional shares (allowing for rounding) of our common stock for each of the fiscal years ending December 31, 2008 and 2009 for a total of 5,000,050 additional shares, provided that we achieve specified EBITDA (as defined in the Merger Agreement) milestones. Of the 24,094,800 shares of common stock issued at the closing of the merger,

1,807,110 were required to be placed into escrow to provide funds to satisfy Rhapsody's rights to indemnification under the Merger Agreement. As of December 31, 2008, the Company achieved the specified EBITDA milestone for 2008 and consequently, 2,500,025 shares are to be issued to the Former Primoris stockholders in March 2009.

        At the time of the merger in July 2008, Brian Pratt, the Chief Executive Officer and President of the Company, beneficially held more than 50% of the voting power of the Company, through his ownership of shares of our common stock and by the delivery of revocable proxies to Mr. Pratt from certain of our stockholders. As a result, the Company is considered a "controlled company" for purposes of the NASDAQ listing requirements (a corporation which more than 50% of the voting power is held by an individual, a group or another company). Therefore, the Company is not subject to the NASDAQ listing requirements that would otherwise require the board of directors to have a majority of independent directors and the compensation and nominating committees to be comprised entirely of independent directors. Accordingly, the Company's stockholders will not have the same protections afforded to stockholders of companies that are subject to all of such NASDAQ corporate governance requirements, and the ability of independent directors to influence the business policies and affairs will likely be substantially reduced. However, as of March 17, 2009 the Board of Directors determined that five of the eight directors were independent under the applicable NASDAQ listing requirements.

        The merger was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States ("GAAP"). Under this method of accounting, Rhapsody was treated as the "acquired" company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the merger. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for Rhapsody's net assets, accompanied by a recapitalization. Our pre-merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded as part of the merger transaction. Operations prior to the merger are those of Former Primoris.

Services

        We provide services in two business segments, Construction Services and Engineering. Construction Services represented approximately 84.7% of revenues for 2008 and 85.9% in 2007. Engineering represented approximately 15.3% of revenues in 2008 and 14.1% in 2007. The segments include services as follows:

Construction Services:

        The Construction Services segment specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

  •
  Providing installation of underground pipeline, cable and conduits for entities in the petroleum, petrochemical and water industries;

  •
  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries; and

  •
  Providing installation of complex commercial and industrial cast-in-place structures.

Engineering:

        The Engineering segment specializes in designing, supplying and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It also furnishes turnkey project management with the technical expertise and the ability to deliver custom engineering solutions worldwide.

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

  •
  Focus on Private Sector Work.  We focus on private sector work, which we believe is generally more profitable than public sector work and which allows for the development of long-term customer relationships. Through the twelve months ended December 31, 2008, approximately $454 million or 74.6% of our revenue was derived from private sector projects. In 2007, revenue of approximately $346 million, or 75.3% of our revenue, was derived from private sector projects.

Backlog

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for information relating to our backlog.

Customers

        We have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the Western United States, as well as significant projects through our engineering subsidiary. A large number of contracts are entered into each year, many of which are completed within three months from commencement, as well as other larger projects that may take 12 to 24 months to complete. Although we have not been dependent upon any one customer, a small number of customers may constitute a substantial portion of our total revenue in any given period.

        Our customers include many of the leading energy and utility companies in the United States, including, among others, Duke Energy, Conoco Phillips, British Petroleum, Pacific Gas & Electric, Sempra Energy, Williams, Valero, Chevron, Calpine, Kinder Morgan and Praxair.

        The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer's business	2008	2007	2006
Public gas and electric utility	(*)	(*)	10.8%
Public gas and electric utility	7.4%	6.0%	7.9%
Engineering contractor	9.7%	—	—
Engineering contractor	11.1%	10.2%	—

Totals	28.2%	16.2%	18.7%

    (*)
    Indicates a customer with less than 5% of revenues during such period.

        For the year ended December 31, 2008, approximately 58.6% of total revenues were generated from ten customers of the Company. Additionally, approximately 6.1% of the Company's accounts receivable were due from one customer. For the year ended December 31, 2008, the Company earned approximately 9.7% of its total revenue from this customer.

Ongoing Projects

        The following is a summary of our selected ongoing construction projects at December 31, 2008:

Segment	Project	Location	Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2008
			(Millions)		(Millions)
Construction Services	138 kV Transmission Line	Las Vegas, NV	$15	03/2010	$15
Construction Services	230 kV Transmission Line	Las Vegas, NV	$9	05/2009	$7
Construction Services	Imperial Valley Loop Line	El Centro, CA	$19	05/2009	$15
Construction Services	260M std cu ft Hydrogen Reformer Plant	Richmond, CA	$109	10/2009	$88
Construction Services	Delevan Compressor Power Retrofit	Willows, CA	$54	04/2011	$40
Engineering	Coker Heater	Detroit, MI	$15	06/2009	$9
Engineering	Waste Heat Rec.	Thailand	$27	06/2009	$14
Engineering	Crude Heater	St. Charles, LA	$10	06/2009	$5
Engineering	MSAT Reboiler	Robinson, IL	$9	05/2009	$9
				Various	$173

				Total	$375

Competition

        We face substantial competition on large construction projects from regional and national contractors. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business segment faces varied competition depending on the type of project and services offered.

        We believe that our primary factors of competition are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we compete favorably in all of the foregoing factors.

Geographic Areas Financial Information

        The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2008, 2007 and 2006, and the total assets located in those countries for the years ended December 31, 2008 and 2007. Our revenue from operations in the United States and Ecuador are related to projects primarily in those countries. Our revenue from operations in Canada are primarily derived from our office in Calgary, Canada, but may relate to specific projects in other countries.

	Year Ended December 31,						Total Assets at December 31,
	2008		2007		2006		2008	2007
Country	Revenue	%	Revenue	%	Revenue	%
	(Thousands)		(Thousands)		(Thousands)		(Thousands)	(Thousands)
United States	$577,090	94.8	$521,663	95.3	$411,095	93.6	$231,642	$203,047
Canada	20,732	3.4	20,961	3.8	18,911	4.3	12,514	14,818
Ecuador	11,250	1.8	5,042	0.9	9,399	2.1	8,056	3,108

TOTAL	$609,072	100.0	$547,666	100.0	$439,405	100.0	$252,212	$220,973

Risks Attendant to Foreign Operations

        International operations are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. In 2008, as set forth in the table above, approximately 5.2% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.

        The lack of a well-developed legal system in some foreign countries may also make it difficult to enforce contractual rights. There are significant risks due to civil strife, acts of war, terrorism and insurrection. The level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, the risk exposure with respect to a project in an early development stage will generally be less than the risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses, which can significantly reduce our overall revenue and profits. We are able to mitigate significant portions of these risks by focusing on U.S. and European based clients (although the projects may be located elsewhere) and U.S. dollar based or hedged contracts.

Contract Provisions and Subcontracting

        A substantial portion of our revenue is derived from contracts that are "fixed price" or "fixed unit price" contracts. Under a fixed price contract, we undertake to provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. The materials required under a fixed price contract, such as pipe, turbines, boilers and vessels are often supplied by the party retaining us. Under a fixed unit price contract, we are committed to providing materials or services required by a project at fixed unit prices. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the party retaining us, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us.

        Construction contracts are primarily obtained through competitive bidding or through negotiations with long-standing customers. We are typically invited to bid on projects undertaken by recurring customers who maintain pre-qualified contractor lists. Contractors are selected for the pre-approved contractor lists by virtue of their prior performance for such customers, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.

        In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely contractors, our current and projected workload, the likelihood of additional work, and the project's cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, enabling management to monitor a projects progress. Project costs are accumulated and monitored weekly against billings and payments to assure proper control of cash flow on the project.

        All government contracts and many other contracts provide for termination of the contract for the convenience of the party. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. We have not been materially adversely affected by these provisions in the past.

        We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. In our capacity as prime contractor and, when acting as a subcontractor, we perform most of the work on our projects with our own resources and subcontract specialized activities such as blasting, hazardous waste removal and electrical work.

        Our gas distribution services are typically provided pursuant to renewable, one-year contracts, on a "cost-plus" basis. Fees on cost-plus contracts are negotiated and are earned based on the project cost expensed. Historically, substantially all of the gas distribution customers have renewed their annual maintenance contracts. Facilities maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis.

Insurance and Bonding

        We maintain general liability and excess liability insurance, covering our construction equipment, and workers' compensation insurance, in amounts consistent with industry practices. In the State of California, we self-insure our workers' compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. Management believes our insurance programs are adequate.

        We maintain a diligent safety and risk management program that has resulted in a favorable loss experience factor. Through our safety director and the employment of a large staff of regional and site specific safety managers, we have been able to effectively assess and control potential losses and liabilities in both the pre-construction and performance phases of our projects. Though we strongly focus on safety in the workplace, we cannot assure that we can prevent or reduce all injuries or claims in our workplace.

        In connection with our business, we generally are required to provide various types of surety bonds guaranteeing our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, backlog, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for us and their current underwriting standards, which may change from time to time.

Employees

        We believe our employees are our most valuable resource. Our ability to maintain sufficient continuous work for approximately 1,400 hourly employees instills in such employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

        As of December 31, 2008, we employed approximately 352 salaried employees and approximately 1,299 hourly employees. The total number of hourly personnel employed is subject to the volume of construction in progress. During 2008, the number of hourly employees ranged from approximately 1,300 to 1,700.

        The following is a summary of employees by function and geography at December 31, 2008:

	CA	FL	TX	Other US	Canada	Ecuador	Total
Salaried	241	18	26	13	32	22	352
Hourly	874	109	49	6	3	258	1,299

Total	1,115	127	75	19	35	280	1,651

        Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have experienced no recent work stoppages and believe our employee and union relations are good.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Operations

Our financial and operating results may vary significantly from quarter-to-quarter, which may adversely affect the value of our common stock.

        Our annual and quarterly results may be adversely affected by:

  •
  Changes in our mix of customers, projects, contracts and business;

  •
  Regional and/or general economic conditions;

  •
  Variations and changes in the margins of projects performed during any particular quarter;

  •
  Increases in the costs to perform services caused by changing weather conditions;

  •
  The termination of existing agreements or contracts;

  •
  The budgetary spending patterns of customers;

  •
  Increases in construction costs that we may be unable to pass through to our customers;

  •
  Cost or schedule overruns on fixed-price contracts;

  •
  Availability of qualified labor to execute specific projects;

  •
  Changes in bonding requirements and bonding availability applicable to existing and new agreements;

  •
  Costs we incur to support growth internally or through acquisitions or otherwise;

  •
  The timing and volume of work under contract; and

  •
  Losses experienced in our operations not otherwise covered by insurance.

        Accordingly, our operating results in any particular quarter may not be indicative of the results that you may expect for any other quarter or for the entire year. Such quarterly fluctuations in our financial and operating results may affect the value of our common stock.

Our business is labor intensive. We also depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified and skilled personnel in the future. This could lead to a decrease in our overall competitiveness, resulting in an adverse effect on our business, operating results, financial condition and value of our stock.

        We are dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we are dependent upon the management and leadership of Brian Pratt, who is our Chief Executive Officer, as well as other members of senior management listed in Part III—Item 10 "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K. The loss of any of the executive officers or other key personnel could affect our ability to run our business effectively.

        Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

        Our ability to maintain our productivity and profitability may also be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for workers available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our stock.

We may be unsuccessful at generating internal growth, which may affect our ability to expand our operations or grow our business, which may cause an adverse effect on our financial condition, results of operations and cash flows.

        Our ability to generate internal growth may be affected by, among other factors, our ability to:

  •
  Attract new customers;

  •
  Increase the number of projects performed for existing customers;

  •
  Hire and retain qualified personnel;

  •
  Successfully bid for new projects; and

  •
  Adapt the range of services we offer to address our customers' evolving construction needs.

        In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have an adverse effect on our financial condition, results of operations and cash flow.

Demand for our services may decrease during an economic recession, and such lack of demand may adversely affect our business.

        The engineering and construction industries historically have experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. If the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

        We expect that the difficult credit conditions and the current downturn in the United States gross domestic product will cause some of our customers to delay or postpone construction projects. Forecasts are predicting 10% to 20% potential declines in construction activity in the United States during 2009.

        We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services, resulting in a lower demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by, or the loss of, one or more of our customers.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 58.6% of our revenue in 2008, 45.1% of our revenue in 2007 and 42.2% in 2006. Our largest customer in 2008 was a multibillion-dollar U.S. based engineering and construction firm, which accounted for 11.1% of our revenue. This customer was also our largest customer in 2007, and accounted for 10.2% of our total revenue for the period. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of several of our customers. Reduced demand for our services or a loss of a significant customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

        We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The portion of revenue generated from fixed-price and unit-price contracts for 2008, 2007 and 2006 was 66%, 64% and 79%, respectively. The portion of gross profit generated from fixed-price and unit-price contracts for 2008, 2007 and 2006 was 72%, 51% and

56%, respectively. We must estimate the costs of completing a particular project to bid these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

  •
  Failure to properly estimate costs of engineering, materials, equipment or labor;

  •
  Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

  •
  Project modifications creating unanticipated costs;

  •
  Changes in the costs of equipment, materials, labor or subcontractors;

  •
  Our suppliers' or subcontractors' failure to perform;

  •
  Difficulties by our customers to obtain required governmental permits or approvals;

  •
  Changes in local laws and regulations;

  •
  Delays caused by local weather conditions; and

  •
  Exacerbation of any one or more of these factors as projects grow in size and complexity.

        Depending upon the size of a particular project, variations from the estimated contracts costs could have an adverse effect on our financial condition, results of operations and cash flows.

We may lose business to competitors through the competitive bidding processes, which loss of business could have an adverse effect on our financial condition, results of operations and cash flows.

        We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel, investing in technology and also puts pressure on profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors and/or perceived technology advantages.

We may pay our suppliers and subcontractors before receiving or ever receiving payment from our customers for the related services, which may adversely affect our financial condition, results of operations and cash flows.

        We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or such customers delay in paying us for the related work or materials, we could experience a material adverse effect on our financial condition, results of operations and cash flows.

Our unionized workforce may strike or commence work stoppages, which could adversely affect our operations.

        As of December 31, 2008, approximately 67% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flow.

Our business growth could outpace the capability of our internal infrastructure and may prohibit us from expanding our operations or execute our business plan, which failures may adversely affect the value of our common stock.

        Our internal infrastructure may not be adequate to support our operations as they expand. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis and we include our assumptions of market equipment rental rates into our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

A significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds, which failure to capture or compete for such work could result in an adverse effect on our financial condition, results of operations and cash flows.

        Our contracts frequently require that we provide to our customers payment and performance bonds. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

        Current or future market conditions, as well as changes in our surety's assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have an adverse effect on our financial condition, results of operations and cash flows.

Our bonding requirements may limit our ability to incur indebtedness, which would limit our ability to refinance our existing credit facilities or to execute our business plan, and potentially result in an adverse effect on our business.

        Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital and amount of our indebtedness. In order to help ensure that we can obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity and to execute our business plan. Our inability to incur additional indebtedness could have an adverse effect on our business, operating results and financial condition.

Our business may be affected by difficult work sites and environments, which may adversely affect our ability to procure materials and labor, which may adversely affect our overall business.

        We perform our work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

Inability to perform our obligations under Engineer, Procure and Construct (EPC) contracts may lead to higher costs, which would adversely affect our business.

        EPC (Engineer, Procure and Construct) contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. The portion of revenue generated from EPC contracts for 2008, 2007 and 2006 was 8%, 9% and 9%, respectively. The portion of gross profit generated from EPC contracts for 2008, 2007 and 2006 was 3%, 0% and 3%, respectively. We believe that these types of contracts will become increasingly prevalent in our industry. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at certain standards of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have an adverse effect on our financial condition, results of operations and cash flows.

We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects resulting in an adverse effect against our business.

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We are not dependent on any single subcontractor. However, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts causing delays and increases in our costs, which results could have an adverse effect on our financial condition, results of operations and cash flows.

Backlog may not be realized or may not result in revenues or profits, which failure in realizing revenues or profits could result in an adverse effect on our financial condition, results of operations and cash flows.

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. We refer to "backlog" as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we do not include any revenue in the calculation of backlog, regardless of the duration of the contract. In addition, we work with some of our customers under master service agreements ("MSAs"). We do not include any projected revenue from MSA's in our calculation of backlog.

        Most contracts may be terminated by our customers on short notice, typically 30 to 90 days, but sometimes less. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Consequently, there can be no assurances as to the accuracy of our customers' requirements or our estimates. Inability to realize revenue from our backlog could have an adverse effect on our financial condition, results of operations and cash flows.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits, which reduction or elimination may result in an adverse effect on our financial condition, results of operations and cash flows.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements, our revenue is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our financial condition, results of operations and cash flows.

Our financial results are based upon estimates and assumptions that may differ from actual results and such errors between the estimates and actual results may have an adverse effect on our financial condition, results of operations and cash flows.

        In preparing our consolidated annual and quarterly financial statements in conformity with GAAP, many estimates and assumptions are used by management in determining the reported revenues and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition, results of operations and cash flows.

The timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability, which could adversely affect our business.

        A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2008, 2007 and 2006 was 45%, 44% and 63%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if such significant projects have not been replaced in the current period.

If we fail to integrate future acquisitions successfully, we may experience operational challenges and risk which may have an adverse effect on our business and results of operations.

        As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our inability to successfully integrate any businesses acquired.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

        Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business, financial condition, results of operations and cash flows.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During 2008 and 2007, revenue attributable to our services outside of the United States was approximately 5.2% and 4.7% of our total revenue, respectively. This revenue is derived primarily from Ecuador and Canada. There are risks inherent in doing business internationally, including:

  •
  Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;

  •
  Political and economic instability;

  •
  Changes in U.S. and other national government trade policies affecting the market for our services;

  •
  Potential non-compliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act and similar non-U.S. laws and regulations;

  •
  Currency exchange rate fluctuations, devaluations and other conversion restrictions;

  •
  Restrictions on repatriating foreign profits back to the United States; and

  •
  Difficulties in staffing and managing international operations.

        Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. We review foreign operations annually to determine the viability and outlook for those operations.

Risks Related to our Common Stock

Our outstanding Warrants and option may be exercised in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

        As of December 31, 2008, there were outstanding Warrants to purchase an aggregate of 4,894,456 shares of common stock at a price of $5.00 per share and an option to purchase 450,000 Units at a price of $8.80 per Unit (each unit consisting of one share of common stock and one Warrant). These Warrants are exercisable until October 2, 2010. These Warrants will likely be exercised only if the $5.00 per share exercise price is below the market price of our common stock. The Units are exercisable until October 2, 2011. To the extent such Warrants or option are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares, as well as the sale of shares in the public market issued pursuant to our 2008 Long-term Incentive Equity Plan could adversely affect the market price of our common stock.

The NASDAQ Global Market may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

        The Company is listed on the NASDAQ Global Market exchange, which has certain listing requirements that we must comply with. We may be unable to maintain the listing of our securities in the future.

        If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  a limited amount of news and analyst coverage for our company; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

Our securities on the NASDAQ Global Market are deemed to be shares of a "controlled company" within the meaning of the NASDAQ Global Market listing requirements and, as a result, we will be exempt from certain corporate governance requirements, which may result in reduced corporate governance protections to our stockholders.

        At the time of the merger in July 2008, Brian Pratt, the Chief Executive Officer and President of the Company, beneficially held more than 50% of the voting power of the Company, through his ownership of shares of our common stock and by the delivery of revocable proxies to Mr. Pratt from certain of our stockholders. As a result, the Company is considered a "controlled company" for purposes of the NASDAQ listing requirements (a corporation which more than 50% of the voting power is held by an individual, a group or another company). Therefore, the Company is not subject to the NASDAQ listing requirements that would otherwise require the board of directors to have a majority of independent directors and the compensation and nominating committees to be comprised entirely of independent directors. Accordingly, the Company's stockholders will not have the same protections afforded to stockholders of companies that are subject to all of such NASDAQ corporate governance requirements, and the ability of independent directors to influence the business policies and affairs will likely be substantially reduced.

Three of our directors are significant stockholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our stockholders for approval and which influence may be alleged to conflict with our interests and the interests of our other stockholders.

        As of December 31, 2008, three of our directors and principal stockholders own an aggregate in excess of 50% of the outstanding shares of our common stock. On his own, with the revocable proxies that have been granted to him, Brian Pratt beneficially owned and had the power to vote approximately 76.1% of the outstanding shares of our common stock at December 31, 2008. These stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Facilities

        Our executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630. The telephone number at our executive office is (949) 598-9242. The Construction Services segment of our business has regional offices located in Pittsburg, San Francisco, Bakersfield, and San Diego, California; Conroe and Pasadena, Texas; Sarasota and Ft. Lauderdale, Florida; and Quito, Ecuador. The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.

        We lease all of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2019. The aggregate lease payments made for our facilities in 2008 were $2,814,000. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

        We lease some of our facilities, employees and certain construction and transportation equipment from Stockdale Investment Group, Inc. ("SIGI"). All of these leases were entered into on similar terms as negotiated with an independent third party. Our majority stockholder, Chief Executive Officer, President and Chairman of the Board, Brian Pratt, also is a majority interest holder in SIGI. In addition, two of our officers and/or directors also serve as officers and/or directors of SIGI, as follows (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary). Two of our officers and directors also served as officers and directors of SIGI prior to the July 2008 merger, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

Property, Plant and Equipment

        We own and maintain both construction and transportation equipment. In 2008, 2007 and 2006, we spent approximately $10.1 million, $2.2 million and $1.5 million, respectively, in cash for capital equipment. Additionally, we incurred debt for the acquisition of property and equipment in the amounts of approximately $7.1 million in 2008, $6.6 million in 2007 and none in 2006. An estimated breakdown of capital equipment as of December 31, 2008 is as follows:

  •
  Heavy construction and specialized equipment—440 units; and

  •
  Transportation equipment—470 units.

        We believe the ownership of equipment is preferable to leasing to ensure the equipment is available as needed. In addition, such ownership has historically resulted in lower equipment costs. We attempt to obtain projects that will keep our equipment fully utilized in order to increase profit. All equipment is subject to scheduled maintenance to insure reliability. Maintenance facilities exist at each of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties to supplement equipment income.

        The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2008 and 2007:

	2008	2007	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$805	$48	30 years
Leasehold improvements	988	988	Lease life
Office equipment	671	709	3 - 5 years
Construction equipment	46,993	39,535	3 - 7 years
Transportation equipment	10,119	6,992	3 - 18 years

	59,576	48,272
Less: accumulated depreciation and amortization	(33,352)	(32,129)

Net property and equipment	$26,224	$16,143

ITEM 3.    LEGAL PROCEEDINGS

Legal Proceedings

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

Government Regulations

        Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, including regulations concerning labor relations, affirmative action and the protection of the environment. While compliance with applicable regulatory requirements has not adversely affected operations in the past, there can be no assurance that these requirements will not change and that compliance with such requirements will not adversely affect operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On July 31, 2008, we merged with Primoris Corporation, a Nevada corporation ("Former Primoris"), and thereafter our common stock, warrants to purchase common stock ("Warrants") and Units (each unit consisting of one share of common stock and one Warrant) began trading on the NASDAQ Global Market under the symbols "PRIM", "PRIMW" and "PRIMU", respectively. Originally, our common stock traded on the OTC Bulletin Board under the ticker symbol "RPSD". As of March 19, 2009, we had outstanding 29,950,494 shares of common stock which were held of record by 56 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

        The following table shows the range of market prices of our common stock during 2007 and 2008.

	Market price per Share
	High	Low
Year ended December 31, 2008
First Quarter	$7.99	$7.51
Second Quarter	$8.49	$7.80
Third Quarter	$8.64	$3.44
Fourth Quarter	$7.70	$3.28
Year ended December 31, 2007
First Quarter	$7.53	$7.30
Second Quarter	$7.58	$7.27
Third Quarter	$7.50	$7.37
Fourth Quarter	$7.54	$7.40

Dividend Policy

        On February 19, 2008, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Former Primoris and certain stockholders of Former Primoris. Subsequent to the July 2008 merger, the Merger Agreement provided that our board of directors will initially declare and pay annual dividends on our common stock at a rate of not less than $0.10 per share; provided, however, that the board of directors will not declare any such dividend unless, at the time of declaration, there is adequate surplus for such declaration under Delaware law, or if the board of directors, in the exercise of their business judgment, believes that it would be prudent to cancel or modify the dividend payment. The payment of dividends subsequent to the merger are contingent upon our revenues and earnings, if any, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the board of directors.

        On August 8, 2008, the Company's Board of Directors declared a cash dividend of $0.025 per share on the Company's outstanding shares of common stock, payable to stockholders of record as of September 23, 2008. These dividends were paid on October 10, 2008. On November 10, 2008, a cash dividend of $0.025 per share was declared, payable to stockholders of record as of December 23, 2008. These dividends were paid on January 6, 2009. On March 16, 2009, a cash dividend of $0.025 per share was declared, payable to stockholders of record as of March 31, 2009 with an anticipated distribution date on or about April 15, 2009.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	1,520,000	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	0	0	1,520,000

(1)
Represents shares of common stock available for issuance under our 2008 Long-term Incentive Equity Plan ("2008 Equity Plan"). The material features of our 2008 Equity Plan are described in Notes 2, 23 and 24 to our consolidated financial statements for the year ended December 31, 2008.

Repurchases of Securities

Period	(a) Total Number of Warrants Purchased	(b) Average Price Paid per Warrant	(c) Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2008 (November 25, 2008 through November 30, 2008)(1)	—	—	—	$4,500,000
December 2008 (December 1, 2008 through December 31, 2008)(1)	1,416,908	$1.20	1,416,908	—
Total	1,416,908	$1.20	1,416,908	—

    (1)
    On November 25, 2008, the Board authorized a "modified Dutch Auction" tender offer to purchase for cash up to a maximum of $4.5 million worth of our Warrants at a price per Warrant of not less than $0.85 and not great than $1.20. The tender offer was concluded at midnight December 24, 2008 and resulted in the purchase of 1,416,908 Warrants at a price of $1.20 per Warrant. The total cost of the purchase was approximately $1.7 million, excluding fees and expenses related to the tender offer. The Warrants accepted for purchase represented approximately 22.5% of the 6,311,364 redeemable Warrants outstanding as of November 25, 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
					(Unaudited)
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$609,072	$547,666	$439,405	$362,485	$307,906
Cost of revenues	537,929	488,314	399,917	333,866	284,509
(Recover of) provision for estimated losses on uncompleted contracts	700	—	(462)	3,623	—

Gross profit (loss)	70,443	59,352	39,950	24,996	23,397
Selling, general and administrative expense	31,522	29,517	26,769	21,628	20,887
Merger related stock expense	4,050	—	—	—	—

Operating income	34,871	29,835	13,181	3,368	2,510
Other income (expense)	6,389	(1,853)	1,244	702	(1,563)

Income before income taxes	41,260	27,982	14,425	4,070	947
Income tax provision	(4,827)	(848)	(1,197)	(18)	(18)

Income from continuing operations	36,433	27,134	13,228	4,052	929
(Loss) gain on discontinued operations—(2)	—	—	(28)	1,519	(4,513)

Net income (loss)	$36,433	$27,134	$13,200	$5,571	$(3,584)

Net income (loss) per share:
Basic	$1.39	$1.16	$0.56	$0.23	$(0.15)
Diluted	$1.29	$1.16	$0.56	$0.23	$(0.15)
Weighted average common shares outstanding:
Basic	26,258	23,458	23,402	23,897	23,843
Diluted	28,156	23,458	23,402	23,897	23,843
Pro Form Data (unaudited)—(1)
Income before income taxes, as reported	$41,260	$27,982	$14,425	$4,070	$947
Pro forma provision for income taxes	$(16,421)	$(11,137)	$(5,741)	$(1,620)	$(377)

Pro forma net income (loss)	$24,839	$16,845	$8,684	$2,450	$570

Pro forma earnings per common share:
Basic	$0.95	$0.72	$0.37	$0.10	$0.02
Diluted	$0.88	$0.72	$0.37	$0.10	$0.02

	As of December 31,
	2008	2007	2006	2005	2004
					(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$73,018	$62,966	$13,115	$16,904	$4,746
Short term investments	$15,036	$—	$—	$—	$—
Accounts receivable, net	$90,826	$113,307	$105,915	$59,105	$48,238
Total assets	$252,212	$220,973	$162,309	$125,982	$104,257
Total current liabilities	$168,392	$150,123	$97,828	$73,670	$62,336
Long-term debt, net of current portion	$26,965	$22,641	$21,328	$18,597	$12,403
Stockholders' equity	$55,430	$46,923	$42,207	$32,165	$28,901

(1)
Prior to the merger in July 2008, Former Primoris was taxed as an S-Corporation for purposes of federal and state income taxes. As a result of the merger, the S-Corporation status terminated and the combined entity is now taxed as a C-Corporation under federal and state tax laws. The pro forma data reflects the combined federal and state income taxes on a pro forma basis as if both Former Primoris and we had been taxed as a C-Corporation during those periods using an effective tax rate of 39.8 percent.

(2)
During 2004, Former Primoris decided to cease all operations in Chile. During 2005, ARB Chile prevailed in a legal action against a customer in Chile, resulting in a substantial payment included in the gain on discontinued operations for 2005 of $1,519.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See "Forward Looking Statements" elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including certain risks inherent with our business as discussed in "Item 1A Risk Factors".

Introduction

        Primoris Services Corporation is a holding company with various subsidiaries that, cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

        We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida. A substantial portion of our activities are performed in the Western United States, and more specifically in California. In addition, we have strategic presences in Florida, Texas, Latin America and Canada.

        As discussed elsewhere in this Annual Report on Form 10-K, on July 31, 2008, we completed a merger of Rhapsody Acquisition Corp. and Primoris Corporation ("Former Primoris"). Unless specifically noted otherwise, as used throughout this Management's Discussion and Analysis section, "Primoris", the "Company" or "we," "our," or "us" refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the merger on July 31, 2008, between Rhapsody and Former Primoris as the context requires. "Rhapsody" refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the merger.

        The merger was accounted for as a reverse acquisition. Under this method of accounting, we were treated as the "acquired" company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the merger. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for our net assets, accompanied by a recapitalization. Our pre-merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded.

        We provide services in the following two segments:

  Construction Services Segment:

        The Construction Services segment specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

  •
  Providing installation of underground pipeline, cable and conduits for entities in the petroleum, petrochemical and water industries;

  •
  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries; and

  •
  Providing installation of complex commercial and industrial cast-in-place structures.

  Engineering Segment:

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

Outlook

        In 2008, Primoris attained record levels of revenues and operating income. Compared to the prior year, revenues grew by 11.2%, gross profit by 18.7% and operating income by 16.9%. Like most businesses, we expect current challenging market conditions to negatively impact our results in 2009.

        We expect that the difficult credit conditions and the downturn in the United States gross domestic product will cause some of our customers to delay or postpone construction projects. We are seeing forecasts predicting 10% to 20% potential declines in construction activity in the United States in 2009, and we anticipate less activity in the petroleum sector as oil prices remain at significantly lower levels than in July 2008. We also believe that gross profit margins may decline as competitors bid projects more aggressively in order to maintain revenue levels. Possibly offsetting these market conditions are the potential positive effects of the United States American Recovery and Reinvestment Act enacted in February 2009 and potential opportunities in the renewable energy sector.

        In 2009, we plan to emphasize our strategic goals by continuing efforts to improve the effectiveness and efficiency of our operations. We expect to maintain a strong competitive position with existing customers and in our current geographical locations. We also expect to continue to manage our working capital effectively and to be prudent in the allocation of our capital. To that end, we will carefully consider selective acquisitions.

Material trends and uncertainties

        We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past several years, both our Construction Services and Engineering segments have benefited from demand for more efficient and more environmentally friendly energy and power facilities and from the strength of the oil and gas industry. Economic factors outside of our control may affect the amount and size of contracts in any particular period.

        The current economic issues in the financial markets will likely have some impact on our future results. While we currently have adequate backlog and projects to bid, we are uncertain as to how the current global financial turmoil will impact our clients who provide our future work.

Seasonality and cyclicality

        Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients' budget cycles have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter.

Results of operations

        Revenue, gross profit, operating income and net income for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Statement of Operations Data:
Revenues	$609,072	100.0%	$547,666	100.0%	$439,405	100.0%
Gross profit	70,443	11.6%	59,352	10.8%	39,950	9.1%
Selling, general and administrative expense	31,522	5.2%	29,517	5.4%	26,769	6.1%
Merger related stock expense	4,050	0.7%	—	—	—	0.0%
Operating income	34,871	5.7%	29,835	5.4%	13,181	3.0%
Other income (expense)	6,389	1.0%	(1,853)	(0.3)%	1,244	0.3%

Income before income taxes	41,260	6.8%	27,982	5.1%	14,425	3.3%
Provision for income taxes	(4,827)	(0.8)%	(848)	(0.2)%	(1,197)	(0.3)%

Income from continuing operations	36,433	6.0%	27,134	5.0%	13,228	3.0%
Loss on discontinued operations	—	—	—	—	(28)	0.0%

Net income	$36,433	6.0%	$27,134	5.0%	$13,200	3.0%

        Revenue increased $61.4 million, or 11.2%, for 2008 as compared to 2007 as a result of growth in both of our segments, led primarily by strong growth in facility work in our Construction Services segment. Both our Engineering segment and foreign operations revenues increased reflecting the strength of the petroleum industry. In 2008, our Construction Services segment provided 84.7% of total revenues compared to 85.9% of total revenues in 2007.

        Gross profit increased by $11.1 million, or 18.7%, for 2008 as compared to 2007 reflecting higher margin work in the refining and energy sectors of the economy. For 2008, gross profit provided by our Construction Services segment represented 92.2% of the total gross profit compared to 86.9% of total gross profit in 2007.

        Revenue increased by $108.3 million, or 24.6%, for 2007 as compared to 2006. The increase was primarily due to several large, new projects for the power sector and refining industry as well as a significant increase in the Engineering segment revenue primarily due to services for one large client. For 2007, our Construction Services segment provided 85.9% of total revenues compared to 91.0% of total revenues in 2006.

        Gross profit increased by $19.4 million, or 48.6%, for 2007 as compared to 2006, primarily due to a change in contracts from relatively low gross profit water and wastewater projects to projects in the refining industry. In 2007, gross profit provided by the Construction Services segment represented 86.9% of total gross profit compared to 84.9% of total gross profit in 2006.

  Geographic areas financial information

        Revenue by geographic area for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$577,090	94.8%	$521,663	95.3%	$411,095	93.6%
Canada	20,732	3.4%	20,961	3.8%	18,911	4.3%
Equador	11,250	1.8%	5,042	0.9%	9,399	2.1%

Total Revenue	$609,072	100.0%	$547,666	100.0%	$439,405	100.0%

        Note that revenue is attributed to the countries based on our reporting entity that records the transaction.

Segment Results

        The following discussion describes the significant factors contributing to the results of our two operating segments.

  Construction Services Segment

        Revenue and gross profit for the Construction Services segment for the years ending December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$516,130		$470,366		$399,672
Gross Profit	$64,965	12.6%	$51,593	11.0%	$33,922	8.5%

        Revenue for the Construction Services segment increased by $45.8 million, or 9.7%, for 2008 compared to 2007. This revenue increase was led primarily by a $98.2 million increase in Construction Services for industrial facilities primarily in the refining industry as customers increased their capacity and upgraded their infrastructure in an environment of increasing worldwide petroleum pricing. The revenue increase was offset by reductions of revenue of $57.2 million primarily in pipeline, water and wastewater and cable and conduit underground projects and cast-in-place structure projects reflecting significant work completed at the end of 2007 and early 2008, thus affecting revenue comparisons. Revenue generated by our subsidiary in Ecuador increased by $6.2 million.

        Construction Services segment gross profit increased by $13.4 million, or 25.9%, for 2008 compared to 2007. The increase resulted from both increased revenue and improved margins as a percent of revenue to 12.6% in 2008 from 11.0% in 2007. Of the $13.4 million gross profit increase, approximately $5.1 million was due to increased revenues and $8.3 million was due to the improved gross profit percentage. The primary reasons for the gross profit margin increase were changes from lower margin water and wastewater and underground and structure projects to higher margin industrial projects in the petroleum and power industry.

        Construction Services segment revenues increased by $70.7 million, or 17.7% for 2007 compared to 2006. The increase was primarily from an increase in new projects for the power sector and significant expansion in the overall refining industry. The increase was partially offset by a planned decrease in the number of new water and wastewater projects. We have made the decision to limit our construction of water and wastewater projects to a highly selective few projects due to the lower profitability of these projects as compared to other underground projects.

        Construction Services segment gross profit increased by $17.7 million, or 52.1%, for 2007 compared to 2006. The increase resulted from both increased revenues and improved margins as a percentage of revenue to 11.0% in 2007 from 8.5% in 2006. Of the $17.7 million gross profit increase, approximately $6.0 million was due to increased revenues and $11.7 million was due to the improved gross profit percentage. The increase resulting from improved margins was due primarily to a shift in project work from fixed-fee water and wastewater projects to a broader mix of underground projects as well as an increase in cost-plus work for the refining industry.

  Engineering Segment

        Revenue and gross profit for the Engineering segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$92,942		$77,300		$39,733
Gross Profit	$5,478	5.9%	$7,759	10.0%	$6,028	15.2%

        Revenue increased by $15.6 million, or 20.2%, for 2008 compared to 2007. The primary reason for the increase was the effect of an alliance agreement we made with a major client in November 2007. Alliance projects generated $36.4 million in revenue in 2008 compared to $16.7 million in 2007.

        Engineering segment gross profit declined by $2.3 million, or 29.4%, for 2008 compared to 2007. The decrease was the result of a significant decrease in the gross profit percentage, which declined to 5.9% of revenue in 2008 from 10.0% in 2007. At the 2007 gross profit margin, the gross profit impact from the increase in revenues for 2008 was $1.6 million while the gross profit margin decrease reduced profitability by $3.9 million. In 2008, we reversed gross profit on certain alliance projects by $2.1 million and we recognized a lower gross profit percentage on a $48.1 million project with expected completion in early 2009. In addition, at the unusually high 2008 revenue levels for the segment, we allocated a greater percentage of general and administrative expenses to cost of sales, reducing the gross profit margin. We expect that the gross profitability in this segment will trend toward higher historical levels in 2009.

        Engineering segment revenue increased by $37.6 million, or 94.5%, for 2007 compared to 2006. The revenue increase was primarily the result of one large process plant project in the refining and energy sector.

        Engineering segment gross profit increased by $1.7 million, or 28.7%, for 2007 compared to 2006. The increase resulted from an increase in revenue, which was offset by reduced gross profit margins as a percentage of revenues. Gross profit was reduced by recognition of a loss of approximately $1.0 million on a project in Canada in early 2007. The comparison of 2007 and 2006 gross profit margins was also affected by an unusual high margin percentage in 2006 compared to historical gross profit margins for this segment.

Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") increased $2.0 million, or 6.8%, for 2008 compared to 2007. The increase was due principally to an increase in personnel expenses of $4.1 million to meet future growth, partially offset by higher absorption of overhead expenses of $2.3 million, as a result of increased activity in the Engineering segment, a decrease in legal fees of $0.6 million, and an increase in gain on sales of fixed assets of $0.5 million.

        SG&A as a percentage of revenue decreased to 5.2% for 2008, from 5.4% for 2007. The decrease in SG&A as a percentage of revenue was primarily related to the relatively fixed accounting, administrative and management expenses, which did not increase proportionally with the increased revenue. These benefits were partially offset by increased SG&A from public company reporting obligations, primarily increased accounting and legal expenses.

        SG&A expenses increased $2.7 million, or 10.3%, for 2007 compared to 2006. The increase was primarily due to a $2.3 million increase in personnel expenses to meet the growth in revenues.

        SG&A expenses as a percentage of revenue decreased to 5.4% for 2007 from 6.1% for 2006. The decrease in SG&A expenses as a percentage of revenue is due to the achievement of certain efficiencies as certain SG&A expenses, including some accounting, administrative and management expenses, are fixed and do not increase proportionally with expanded volume.

Merger related stock expense

        On February 19, 2008, we entered into an Agreement and Plan of Merger with Former Primoris and certain stockholders of Former Primoris ("Merger Agreement"). In connection with the Merger Agreement, we entered into agreements with two foreign managers that called for the issuance of 507,600 shares of our common stock. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-based payments" we recognized $3.7 million of non-cash expenses and recorded an increase to additional paid-in capital. The issuance of the shares was a non-recurring event directly related to the consummation of the merger and therefore, the entire value of the shares at July 31, 2008 was taken as a charge to earnings.

        As discussed in Part 1—Item 1 of this Annual Report on Form 10-K, the Company achieved a specified EBITDA milestone for 2008 and consequently, 2,500,025 shares of Company stock will be issued to Former Primoris shareholders in March 2009. The two foreign managers will receive their proportionate number of these shares, which resulted in a charge of $0.4 million.

Other income and expense

        Non-operating income and expense items for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income from non-consolidated investments	$6,065	$(1,359)	$1,800
Foreign exchange gain (loss)	$855	$(471)	$168
Interest income	1,719	1,750	595
Interest expense	(2,250)	(1,773)	(1,319)

Total other income	$6,389	$(1,853)	$1,244

        For 2008, we recognized income of $6.1 million from the Otay Mesa Power Partners ("OMPP") joint venture, a power plant construction project near San Diego, California which we expect to complete in 2009. Income from non-consolidated joint ventures for 2007 consisted of income of $2.2 million from the OMPP joint venture, offset by the 49% share in the losses of ARB Arendal, a joint venture in Monterrey, Mexico, resulting in a net loss of $1.4 million for the year. In December 2007, we made the decision to record a $3.6 million "other than temporary impairment" of our investment in ARB Arendal because of a client dispute with an uncertain outcome.

        Foreign exchange gain for 2008 and foreign exchange loss for 2007 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary,

Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

        Interest income decreased for 2008 compared to 2007 as a result of declining interest rates and our decision to invest our excess cash balances in Treasury bills and certificate of deposits ("CDs") rather than commercial paper, partially offset by higher average cash balances in the 2008 period.

        Interest expense increased by $0.5 million for 2008 compared to 2007 reflecting our financing of net acquisitions of $15.9 million of property and equipment with long-term bank debt. The weighted average interest rate on total debt outstanding at December 31, 2008, 2007 and 2006 was 6.1%, 6.3% and 6.5%, respectively.

        Equity income (loss) from non-consolidated investments for 2006 consisted of the 49% share in the profits of ARB Arendal, a joint venture project in Monterrey, Mexico. In 2007, we made the decision to record an "other than temporary impairment" of our investment in ARB Arendal of $3.6 million, because of a client dispute with an uncertain outcome. Our carrying value in ARB Arendal was zero after recognizing the impairment. The impairment loss was partially offset by $2.2 million of profit we recognized in 2007 from the OMPP joint venture, an energy plant construction project in California with anticipated completion in 2009.

        Foreign exchange loss in 2007 reflected a currency exchange loss due to a devaluation of the U.S. dollar compared to the Canadian dollar. Our contracts in Calgary, Canada were sold based on U.S. dollars, but a portion of the work was paid for with Canadian dollars, which created a currency exchange difference.

        Interest income increased in 2007 compared to 2006 due to higher average cash balances in 2007, which in turn resulted from higher revenue and profits.

        Interest expense increased in 2007 compared to 2006 due to the financing of newly purchased equipment and the increase in long-term debt. We expect to continue to finance equipment acquisitions with increases in long-term debt.

Provision for income taxes

        Our provision for income tax increased $4.0 million for 2008 to $4.8 million from 2007 as a result of the change of tax status from that of the combined entity from that of a Subchapter S of the Internal Revenue Code ("S-Corporation") to that of a Subchapter C of the Internal Revenue Code ("C-Corporation") as part of the Merger Agreement on July 31, 2008. Thereafter, we became subject to federal and state income tax in the jurisdictions in which we do business, including California. With the change in tax status, our effective tax rate for the twelve months ended December 31, 2008 was 11.7%, which included the impact of a $3.0 million tax benefit for establishing our beginning deferred tax assets. In the prior year, as an S-Corporation we had no provision for federal income tax and only minimal provision for state income tax.

        Provision for income taxes for 2007 decreased $349,000 to $848,000 compared to a provision for income taxes of $1.2 million for 2006. For United States federal income tax purposes, Former Primoris was taxed as an S-Corporation and, accordingly, any United States federal income tax obligation was the personal liability of its stockholders. The 2007 provision for income taxes was principally the result of Canadian taxable income. The decrease in the provision for income taxes in 2007 for Former Primoris compared to 2006 was due to a lower Canadian taxable income.

Pro forma net income data—unaudited

        Pro forma information concerning income tax provisions as if the company were taxed as a C-Corporation for the years ended December 31, 2008, 2007 and 2006 are shown as follows:

	2008	2007	2006
	(Thousands)	(Thousands)	(Thousands)
Proforma net income data—unaudited
Income before provision for income taxes	$41,260	$27,982	$14,425
Pro forma income tax provision	(16,421)	(11,137)	(5,741)

Pro forma adjusted net income	$24,839	$16,845	$8,684

        The estimated pro forma tax provision amounts were calculated at an effective statutory tax rate of approximately 39.8%.

Discontinued Operations

        During September 2004, we decided to cease all operations in Chile. Related assets, liabilities, revenues and expenses were insignificant at and for the years ended December 31, 2007 and 2006. The fixed assets, consisting mainly of construction equipment, were sold locally or repatriated in 2006. In 2006, we recorded a loss on discontinued operations of $28,000, relating to the operations of ARB in Chile. We had no discontinued operations in 2007.

Critical Accounting Policies and Estimates

        General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ from those that result from using the estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be based on assumptions about matters that are highly uncertain at the time the estimate is made, and different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.

        The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

        Fixed-price contracts—Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. We recognize revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be overstated or understated.

        Revenue recognition—We typically structure contracts as unit-price, time and material, fixed-price or cost plus fixed fee. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

        We recognize revenue on the percentage-of-completion method for all of the types of contracts described in the paragraph above. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

        We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price change associated with such scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than costs related to the unapproved change order. Revenue recognized on unapproved change orders is included in "costs and estimated earnings in excess of billings" on the consolidated balance sheets.

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

        Income taxes—Until July 31, 2008 Former Primoris was taxed as an S-Corporation and similar codes in states in which Former Primoris was subject to taxation which meant that income was taxed for federal income tax purposes to the stockholders.

        After the merger, the combined entity became taxable as a C-Corporation, which changed the level of taxation of Former Primoris from that of its stockholders to that of the company. With the change in tax status, we completed an analysis of the effect of the provisions of SFAS No. 109 "Accounting for Income Taxes" and Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an Interpretation of SFAS 109" ("FIN 48"). In accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", we have computed our provision for income taxes for the twelve months ended December 31, 2008 using a 39.8% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 11.7%. Our deferred income tax provision includes approximately $4.2 million in net deferred tax benefits resulting from the recognition of beginning deferred tax assets, with realization expected primarily in 2009.

        As of December 31, 2008, we had $4.9 million of undistributed Former Primoris S-Corporation earnings as provided for in the Merger Agreement based on the estimated 2008 S-Corporation tax liability of the Former Primoris stockholders. These amounts were distributed to the stockholders of Former Primoris on January 29, 2009 and are reflected as a liability on our balance sheet as of December 31, 2008.

        Goodwill—Goodwill is assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill for impairment. Since judgment is involved in performing fair value measurements used in goodwill impairment analyses, there is risk that the carrying values of our goodwill may be overstated.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill. When testing for goodwill impairment, we follow the guidance prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets". First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

        Disruptions to our business, such as end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units and the divestiture of a significant component of a reporting unit may result in our having to perform a goodwill impairment first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

        The balance of goodwill as of December 31, 2008 and 2007 was $2.8 million and $2.2 million, respectively.

        Long-Lived Assets—Assets held and used by the Company, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform undiscounted operation cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

        Reserve for uninsured risks—Estimates are inherent in the assessment of our exposure to material uninsured risks. Significant judgments by us and reliance on third-party experts are utilized in determining probable and/or reasonably estimable amounts to be recorded or disclosed in the financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes are determined.

        We self-insure worker's compensation claims to a certain level. We maintained a self-insurance reserve totaling approximately $5.5 million at December 31, 2008. Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in "accrued expenses and other current liabilities" on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Liquidity and Capital Resources

        Recent global market and economic conditions have been, and continue to be, disrupted and volatile having an adverse impact on financial markets in general. The volatility has reached unprecedented levels. As a result of concern about the stability of the markets and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. To date, the Company's cost and availability of funding has not been adversely affected by illiquid credit markets, and we do not expect it to be materially impacted in the near future.

        We continue to have borrowing capacity for our foreseeable needs based on our current cash flow forecast. We currently have a $30 million credit facility which expires March 31, 2010 and a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At March 13, 2009, $5.7 million was outstanding on these two facilities representing issued letters of credit.

        At March 13, 2009, our net cash balance was $81.2 million. We believe that our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs at least through the remainder of 2009.

Cash Flows

        Cash flows during the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided (used) by operating activities	$66,088	$70,564	$(728)
Net cash used in investing activities	$(23,907)	$(2,289)	$(2,700)
Net cash used in financing activities	(32,129)	(18,424)	(361)

Net change in cash	$10,052	$49,851	$(3,789)

Operating Activities

        The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$34,871	$29,835	$13,181
Depreciation and amortization	6,670	4,779	5,248
Gain on sale of property and equipment	(768)	(258)	(414)
Merger related stock expense	4,050	—	—
Distributions received from joint venture	6,120	2,880	—
Net deferred taxes	(4,166)	—	—
Changes in assets and liabilities	23,814	34,670	(16,990)
Foreign exchange gain (loss)	855	(471)	168
Interest income	1,719	1,750	595
Interest expense	(2,250)	(1,773)	(1,319)
Provision for income taxes	(4,827)	(848)	(1,197)

Net cash (used in) provided by operating activities	$66,088	$70,564	$(728)

Capital expenditures	$(10,132)	$(2,185)	$(1,459)

        The changes in assets and liabilities increased operating cash flow by $23.8 million in 2008. The components of this change are included in the consolidated statements of cash flow. The significant changes include a $22.4 million decrease in accounts receivable and a $10.7 million decrease in accounts payable. In addition, billings in excess of costs and estimated earnings increased by $18.5 million while costs and estimated earnings in excess of billings increased by $9.9 million and restricted cash increased by $1.1 million.

        The increase in restricted cash was related to the collateralization of a letter of credit for a project in Ecuador. The increases in billings in excess of costs and estimated earnings were principally due to improved billing and collection procedures, the nature and type of projects, and the general market environment. The increase in costs and estimated earnings in excess of billings derived from timing of costs incurred versus contractual limitations on our ability to bill our customers.

        As of December 31, 2008, accounts receivable represented 36.0% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. Decreases in accounts payable were principally due to our taking advantage of discounts and early pay incentives due to our strong cash position. We expect to continue this policy.

Investing activities

        We purchased property and equipment for $17.2 million, $8.8 million and $1.5 million in the years ended December 31, 2008, 2007 and 2006, respectively, principally for our construction activities. For 2008 purchases, we paid $10.1 million in cash and incurred $ 7.1 million in additional loan obligations, secured by the underlying equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

        Our 2008 purchases were at a higher level than previous years as we began to upgrade our equipment to meet future California emission requirements. We anticipate reducing our purchases to more historical levels in 2009, however, we cannot predict accurately the potential purchase levels that would be needed to meet future regulatory requirements.

        We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $1.3 million for 2008. For the past few years, we have been able to rent major equipment not used for our own projects to third parties.

        As part of our cash management program, we invested $15.0 million in short term investments consisting primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Financing activities

        Financing activities required the use of $32.1 million of cash in 2008. Significant transactions using cash flows from financing activities included:

  •
  Cash distributions of $61.1 million were paid to the Former Primoris stockholders during 2008. We provided distributions to the Former Primoris stockholders during the period which the Company was an S-Corporation, principally to allow them to pay their personal income tax liability stemming from the profits of the Company. A one-time distribution to Former Primoris stockholders was made as discussed below.

  •
  $6.8 million proceeds from the issuance of long term debt.

  •
  $4.7 million and $3.3 million in repayment of long-term debt during the years ended December 31, 2008 and 2007, respectively, based on scheduled maturities of such debt.

  •
  $1.8 million in repayment of long term capital leases during the year ended December 31, 2008.

Capital Requirements

        We believe that we will be able to support our ongoing working capital needs through cash on hand, operating cash flows and the availability under our existing credit facilities throughout the year 2009.

        During the year 2008 our operations provided cash of $66.1 million. While this was a substantial cash inflow, $18.5 million represented billings in excess of costs and estimated earnings, meaning that we received cash prior to performing the required work, and, if there were a general reduction in the amount of work being performed by us, we may experience decreases in cash as we use the cash paid in advance to complete the work to be performed.

  Merger related cash

        We distributed approximately $48.9 million to the Former Primoris stockholders immediately prior to the closing of the merger on July 31, 2008. In addition, on July 31, 2008, the Rhapsody trust fund was liquidated and the proceeds of $41.3 million, including earned interest, were distributed. Of these proceeds, $777,000 was distributed to EarlyBirdCapital, Inc., which included $414,000 of deferred underwriting fees and $360,000 of investment banking fees, $613,000 was distributed for services provided in relation to the merger transaction, $367,000 for legal fees, $120,000 for NASDAQ filing fees, other miscellaneous expenses of $177,000, $190,000 was distributed to the merged company to pay accrued taxes and other accrued expenses for Rhapsody, and the remaining $39.7 million was made available for our general corporate use.

        Holders of 417,461 shares of our common stock voted against the merger and elected to exercise their option to convert their shares to cash in accordance with our original certificate of incorporation. Each of these holders received $7.98 per share, or an aggregate of $3.3 million from the funds that had been held in the Rhapsody trust fund.

Common Stock

        Prior to the merger, Former Primoris was a non-publicly traded entity with 4,368 shares outstanding. At the time of the merger, each Former Primoris share was converted into 5,400 shares of the Company, for a total of 23,587,200 shares. Additionally, as part of the Merger Agreement, two foreign managers of Former Primoris were issued 507,600 shares of common stock. All of these shares were subject to a sale restriction that expires on July 31, 2009.

        In addition, the Merger Agreement provided for a potential additional 2,500,025 shares of common stock for each of the years ended December 31, 2008 and 2009, if the Company achieves specific financial targets. Since the 2008 financial target was achieved in the third quarter of 2008, these 2,500,025 shares of common stock will be issued during March 2009.

Credit agreements

        In October 2008, we borrowed $3.0 million from a bank at an interest rate of 5.5%. The terms of the signed note call for 60 consecutive monthly payments of principal and interest in the amount of $58,000 commencing November 3, 2008, with a maturity date of October 3, 2013. The note is secured by certain construction equipment. The note is guaranteed by our largest subsidiary, ARB, Inc.

        On October 17, 2008 we entered into a note agreement through our subsidiary, Stellaris, LLC, for $3.8 million with a bank to finance the purchase of an airplane for business use. The note is secured by the airplane and all related parts and equipment. The terms of the note call for 59 monthly payments of principal and interest of $43,000 beginning November 10, 2008, followed by one installment payment of $2.1 million in addition to any accrued and outstanding interest due. The note accrues interest at a rate of 5.6% annually. The note allows for prepayment with certain prepayment penalties if exercised in less than 36 months, and after that, the loan can be paid in full without penalty.

        In March 2007, we entered into a revolving line of credit agreement payable to Bank of America, N.A. (successor by merger to LaSalle Bank National Association) with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all of our assets. Under the line of credit agreement, we can borrow up to $30.0 million, and all amounts borrowed under the line of credit are due March 31, 2010.

        In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars.

        We and our subsidiaries enter into agreements with banks for the banks to issue letters of credit to clients or potential clients for two separate purposes as follows:

  •
  Born Heaters Canada, one of our subsidiaries, has entered into contracts for the delivery of engineered equipment, which require letters of credit. These letters of credit may be drawn upon by the client in instances where Born Heaters Canada fails to provide the contracted services or equipment. Most of these letters of credit are for Canadian exports, 90% of that amount is guaranteed by the Economic Development Bank of Canada against "unfair" calling.

  •
  Insurance companies may from time to time require letters of credit to cover the risk of insurance deductible programs. These letters of credit can be drawn upon by the insurance company if we fail to pay the deductible of certain insurance policies in case of a claim.

        The Bank of America line of credit agreement and the Canadian credit facility contain restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements. We were in compliance with all restrictive covenants during and as of the year ended December 31, 2008. None of these covenants are considered restrictive to our business.

Related Party Transactions:

        We entered into various transactions with Stockdale Investment Group, Inc. ("SIGI"). Our majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors, Brian Pratt, also is a majority interest holder in SIGI. In addition, two of our officers and/or directors also serve as officers and/or directors of SIGI as follows (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

        Two of our officers and/or directors also served as officers and directors of SIGI prior to the July 2008 merger, including John P. Schauerman (past president and director) and Scott Summers (past vice president and director).

        We lease some of our facilities and certain construction and transportation equipment from SIGI. All of these leases were entered into on similar terms as negotiated with an independent third party. We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During 2008, we paid $747,000 in lease payments to SIGI for the use of these properties. The lease for the Bakersfield property commenced on November 1, 2003 and will terminate on October 31, 2015, with an option by us to extend for two additional seven year terms. The lease for the Pittsburg property commenced on October 1, 2002 and will terminate on September 30, 2014, with an option by us to extend for two additional seven year terms. The lease for the San Dimas property commenced on April 1, 2007 and will terminate on March 30, 2019, with an option by us to extend for two additional seven year terms. The lease for the Pasadena property commenced on August 9, 2007 and will terminate on July 31, 2019, with an option by us to extend for two additional seven year terms.

        We previously leased certain construction equipment from SIGI. We purchased all construction equipment and terminated all the associated leases with SIGI on the closing date of the merger. The purchase price of $1.1 million was determined using a fair market value appraisal.

        The Company leases an airplane from SIGI for business use. During 2008 we paid $239,000 in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and terminates on April 30, 2012.

        We lease a property from Roger Newnham, one of our managers at Born Heaters Canada. The property is located in Calgary, Canada. During the year ended December 31, 2008 we paid $289,000 in lease payments to Mr. Newnham for the use of this property. The lease for the Calgary property commenced in 2005 and was extended until September 2009. This lease was entered into on similar terms as negotiated with an independent third party.

Contractual Obligations

        As of December 31, 2008, we had $34.8 million of outstanding long-term debt and no short-term borrowings.

        A summary of contractual obligations as of December 31, 2008 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$34,842	$7,877	$12,376	$14,589	$—
Interest on long-term debt	5,442	1,900	2,546	996	—
Equipment operating leases	9,674	3,892	5,381	401	—
Equipment operating leases—related parties	577	239	338	—	—
Real property leases	5,420	1,570	2,325	1,525	—
Real property leases—related parties	7,246	1,012	1,560	1,624	3,050

	$63,201	$16,490	$24,526	$19,135	$3,050

Stand-by letters of credit	$5,658	$1,086	$4,572	$—	—

        The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

        The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

  •
  Letters of credit issued under our lines of credit. At December 31, 2008 we had letters of credit outstanding of $5.6 million.

  •
  Equipment operating leases with a balance of $10.3 million at December 31, 2008.

  •
  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2008 we had $353 million in outstanding bonds.

Backlog

        In the industries in which we operate, backlog can be considered an indicator of potential future performance because it represents a portion of the future revenue stream. Different companies in our industry define backlog differently. We consider backlog as the anticipated revenue from the uncompleted portions of existing contracts. We calculate backlog differently for different types of contracts. For our fixed price and fixed unit price contracts, we include the full remaining portion of the contract in our calculation. Since their ultimate revenue amount is difficult to determine, we do not include unit-price, time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog.

        Most fixed price contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog. Projects may remain in backlog for extended periods of time.

        In December 2008, our total backlog of $374.7 million decreased $88.4 million, or 19.1%, from $463.1 million in 2007. We expect that approximately $303.9 million, or 81.1% of the total backlog at December 31, 2008, will be recognized as revenue during 2009.

        Backlog by operating segment at December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
Segment:	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Millions)
Construction Services	$311.8	83.2%	$352.9	76.2%	$230.2	84.3%
Engineering	62.9	16.8%	110.2	23.8%	43.0	15.7%

	$374.7	100.0%	$463.1	100.0%	$273.2	100.0%

        Our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period. Additionally, our backlog at the end of a year may not be indicative of the revenue we expect to earn in the following year.

Effects of Inflation and Changing Prices

        Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors.

Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Effective January 1, 2007, we adopted FIN 48, which did not have a material effect on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 157 as of January 1, 2008, and the adoption did not have a material effect on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008, and the adoption did not have a material effect on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, "Business Combinations", although it retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these standards did not affect the accounting for the merger between us and Former Primoris. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, SFAS No. 160 requires (a) the noncontrolling interest to be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. SFAS No. 160 is effective for us beginning January 1, 2009. SFAS No. 160 is to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material effect on our operations, financial position or cash flows.

        In March, 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities in an effort to improve the transparency of financial reporting. It also changes the disclosure requirements for derivative instruments and hedging activities. Under the Statement, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We adopted the provisions of SFAS No. 161 in the fourth quarter of 2008, as required, which did not have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of business, we are exposed to risks related to market conditions. These risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. We may seek to manage these risks through the use of financial derivative instruments. These instruments may include foreign currency exchange contracts and interest rate swaps.

        We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter parties that are generally financial institutions in a matter to limit significant exposure with any one party.

        As of December 31, 2008, we had three derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable us to purchase Canadian dollars before certain dates in 2009 at certain exchange rates. These contracts expire in January, April and June 2009. The related Canadian dollars purchased are two contracts for $3.0 million CAD each and one contract for $1.5 million CAD. The related gain or loss on these contracts is not significant at December 31, 2008.

        At December 31, 2008, our long-term debt portfolio consisted of fixed rate instruments. In January 2008, we paid off a $1.2 million balance of borrowings under a variable interest rate arrangement.

        The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2008, due to the generally short maturities of these items. At December 31, 2008, we invested primarily in short-term dollar denominated bank deposits and other 90 to 180 day certificates of deposits ("CDs") through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Annual Report on Form 10-K. The financial statements, supplementary data and schedules are listed in the index on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Executive Vice President, Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on the results of management's assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2008.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control

        During our last fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

Executive Officers

        Brian Pratt.    Mr. Pratt has been our President and Chief Executive Officer since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger, Mr. Pratt was majority owner of Former Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974.

        Peter J. Moerbeek.    Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the fund. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including as Director from 2001 to 2006; as President and Chief Operating Officer from 2004 to 2006; as President of the Services Group from 1997 to 2006; as Secretary from 1995 to 2004; and as Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a BSEE in 1969 and a MBA in 1971 from the University of Washington.

        John P. Schauerman.    Mr. Schauerman was named as our Executive Vice President, Corporate Development effective February 6, 2009 and has served as a Director since July 2008. He previously served as our Chief Financial Officer, and prior to the merger, he served as the Chief Financial Officer of Former Primoris since February 2008. He also served as a Director of Former Primoris from 1993 to the time of the merger with us. He joined ARB in 1993 as Senior Vice President. In his current role, he is responsible for developing and integrating our overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions, particularly in the area of renewable energy. Prior to joining ARB in 1993, he was Senior Vice President of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA in 1979 and an MBA in 1984 from Columbia University.

        Alfons Theeuwes.    Mr. Theeuwes has served as our Senior Vice President, Finance and Accounting, since February 2008. Prior to that he served as Chief Financial Officer of Former Primoris since its inception in January 2004. Previously, he was Chief Financial Officer of a Former Primoris predecessor, ARB Inc. from 2001 to January 2004. Mr. Theeuwes is responsible for our administration and accounting. He joined ARB after a 23-year career with a major engineering company in both Europe and the United States. Mr. Theeuwes received a degree in finance and accounting and is registered as an accountant with the IDAC in Belgium.

        John M. Perisich.    Mr. Perisich has served as our Senior Vice President and General Counsel since July 2008. Prior to that, he served as Senior Vice President and General Counsel of Former Primoris

since February 2006, and previous to that was Vice President and General Counsel of Former Primoris. Mr. Perisich joined ARB in 1995. Prior to joining Former Primoris, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, "Compensation Committee Report" of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information regarding principal accounting fees and services and other information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
We have filed the following documents as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of Primoris Services Corporation and subsidiaries and Reports of Moss Adams, LLP, independent Registered Public Accounting Firm,

•
Reports of Moss Adams, LLP, independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of December 31, 2008 and 2007

•
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

•
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•
Notes to Consolidated Financial Statements

2.
List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B)
Exhibits

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of February 19, 2008 by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation(1)
3.1	Third Amended and Restated Certificate of Incorporation of Primoris Services Corporation(6)
3.2	Amended and Restated Bylaws of Primoris Services Corporation(5)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(3)
4.4	Form of Unit Purchase Option granted to Representative(7)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(3)
10.1	Form of Escrow Agreement among Rhapsody Acquisition Corp., Brian Pratt, as Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent(1)
10.2	Employment Agreement of Brian Pratt, dated February 19, 2008(#)(5)
10.3	Employment Agreement of John P. Schauerman, dated February 18, 2008(#)(5)
10.4	Employment Agreement of John M. Perisich, dated February 18, 2008(#)(5)
10.5	Employment Agreement of Alfons Theeuwes, dated February 18, 2008(#)(5)

Exhibit No.	Description
10.6	Form of Voting Agreement dated as of July 31, 2008 among the Registrant, Eric S. Rosenfeld, Brian Pratt, John P. Schauerman, the Scott E. Summers and Sherry L. Summers Family Trust Dated August 21, 2001, and Timothy R. Healy(5)
10.7	2008 Long-Term Equity Incentive Plan(#)(1)
10.8	Form of Lock-Up Agreement by and among Rhapsody Acquisition Corp. and the former stockholders and foreign managers of Primoris Corporation(4)
10.9	Indemnity Agreement dated 2004 by and among Primoris Corporation; ARB, Inc.; ARB Structures, Inc.; Cardinal Contractors; Onquest, Inc.; and Liberty Mutual Insurance Company(5)
10.10	Loan and Security Agreement dated as of March 22, 2007 between Primoris Corporation and LaSalle Bank National Association(5)
10.11	First Amendment to Loan and Security Agreement between Primoris Corporation and LaSalle Bank National Association(5)
10.12	Second Amendment to Loan and Security Agreement between Primoris Corporation and LaSalle Bank National Association(5)
10.13	Employment Agreement of Peter J. Moerbeek, dated February 6, 2009(#)(8)
10.14	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric S. Rosenfeld(2)
10.15	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arnaud Ajdler(2)
10.16	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Leanard B. Schlemm(2)
10.17	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Bauer(2)
10.18	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Colin D. Watson(2)
10.19	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David D. Sgro, CFA(2)
10.20	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Greg Monaham(2)
10.21	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Joel Greenblatt(2)
10.22	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(2)
10.23	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(2)
10.24	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Eric S. Rosenfeld, Leonard B. Schlemm, Jon Bauer, Colin D. Watson and Gotham Capital V(2)
10.25	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 14, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc., as amended(*)
21.1	Subsidiaries and Equity Investments of the Registrant(*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Executive Officer(*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Financial Officer(*)
32.1	Section 1350 Certification by the Registrant's Chief Executive Officer(*)

Exhibit No.	Description
32.2	Section 1350 Certification by the Registrant's Chief Financial Officer(*)

(#)
Management contract or compensatory plan, contract or arrangement.

(*)
Filed herewith.

(1)
Attached as an annex to the Registrant's Registration Statement on Form S-4/A (File No. 333-150343) filed with the Securities and Exchange Commission on July 9, 2008 and incorporated herein by reference.

(2)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-134694) filed with the Securities and Exchange Commission on June 2, 2006 and incorporated herein by reference.

(3)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1/A (File No. 333-134694) filed with the Securities and Exchange Commission on August 28, 2006 and incorporated herein by reference.

(4)
Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-150343) filed with the Securities and Exchange Commission on April 21, 2008 and incorporated herein by reference.

(5)
Filed as an exhibit to the Initial Filing of the Current Report on Form 8-K for July 31, 2008 (File No. 001-34145) filed with the Securities and Exchange Commission on August 6, 2008 and incorporated herein by reference.

(6)
Filed as an exhibit to the Registrant's Current Report on Form 8-K for August 18, 2008 (File No. 001-34145) filed with the Securities and Exchange Commission on August 18, 2008 and incorporated herein by reference.

(7)
Filed as an exhibit to Registrant's Registration Statement on Form S1/A (File No. 333-134694) filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

(8)
Filed as an exhibit to the Registrant's Current Report on Form 8-K for February 6, 2006 (File No. 001-34145) filed with the Securities and Exchange Commission on February 12, 2009 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT Brian Pratt President and Chief Executive Officer	BY:	/s/ PETER J. MOERBEEK Peter J. Moerbeek Executive Vice President, Chief Financial Officer

Date: March 20, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT Brian Pratt Chairman of the Board of Directors
BY:	/s/ JOHN P. SCHAUERMAN John P. Schauerman Director
BY:	/s/ ERIC S. ROSENFELD Eric S. Rosenfeld Director
BY:	/s/ PETER J. MOERBEEK Peter J. Moerbeek Director
BY:	/s/ STEPHEN C. COOK Stephen C. Cook Director
BY:	/s/ DAVID D. SGRO David D. Sgro Director
BY:	/s/ THOMAS E. TUCKER Thomas Tucker Director
BY:	/s/ PETER C. BROWN Peter C. Brown Director

Date: March 20, 2009

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Primoris Services Corporation

        We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 157, Fair Value Measurements. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.

/s/ Moss Adams, LLP

Irvine, California
March 20, 2009

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$73,018	$62,966
Short term investments	15,036	—
Restricted cash	11,111	9,984
Accounts receivable, net	90,826	113,307
Costs and estimated earnings in excess of billings	21,017	11,085
Inventory	2,349	2,458
Deferred tax assets	5,591	—
Prepaid expenses and other current assets	3,507	1,793

Total current assets	222,455	201,593
Property and equipment, net	26,224	16,143
Other assets	139	922
Investment in non-consolidated ventures	500	—
Other intangible assets, net	52	88
Goodwill	2,842	2,227

Total assets	$252,212	$220,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,088	$66,792
Billings in excess of costs and estimated earnings	72,664	54,143
Accrued expenses and other current liabilities	26,067	18,215
Distributions and dividends payable	5,696	6,115
Current portion of capital leases	2,198	892
Current portion of long-term debt	5,679	3,966

Total current liabilities	168,392	150,123
Long-term debt, net of current portion	26,624	21,433
Long-term capital leases, net of current portion	341	1,208
Deferred tax liabilities	1,425	—
Other long-term liabilities	—	1,286

Total liabilities	196,782	174,050

Commitments and contingencies
Stockholders' equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 0 outstanding	—	—
Common stock—$.0001 par value; authorized 60,000,000; issued and outstanding: 29,977,339 and 23,587,200 at December 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	34,796	1,304
Retained earnings	20,528	45,513
Accumulated other comprehensive income	103	103

Total stockholders' equity	55,430	46,923

Total liabilities and stockholders' equity	$252,212	$220,973

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$609,072	$547,666	$439,405
Cost of revenues	537,929	488,314	399,917
(Recovery of) provision for estimated losses on uncompleted contracts	700	—	(462)

Gross profit	70,443	59,352	39,950
Selling, general and administrative expenses	31,522	29,517	26,769
Merger related stock expense	4,050	—	—

Operating income	34,871	29,835	13,181
Other income (expense):
(Loss) income from non-consolidated investments	6,065	(1,359)	1,800
Foreign exchange gain (loss)	855	(471)	168
Interest income	1,719	1,750	595
Interest expense	(2,250)	(1,773)	(1,319)

Income before provision for income taxes	41,260	27,982	14,425
Provision for income taxes	(4,827)	(848)	(1,197)

Income from continuing operations	36,433	27,134	13,228
Loss on discontinued operations	—	—	(28)

Net income	$36,433	$27,134	$13,200

Dividends per common share	$0.05	$—	$—

Basic earnings per share	$1.39	$1.16	$0.56

Diluted earnings per share	$1.29	$1.16	$0.56

Weighted average common shares outstanding:
Basic	26,258	23,458	23,402

Diluted	28,156	23,458	23,402

Pro forma net income data—Unaudited:
Income before provision for income tax, as reported	$41,260	$27,982	$14,425
Pro forma adjustments for provision for income tax	(16,421)	(11,137)	(5,741)

Pro forma adjusted net income	$24,839	$16,845	$8,684

Pro forma earnings per share
Basic	$0.95	$0.72	$0.37
Diluted	$0.88	$0.72	$0.37

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share Amounts)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2005	4,430	$—	$1,631	$30,281	$103	$32,015
Retroactive effect if shares issued in reverse merger dated July 31, 2008	23,917,570	3	(3)	—	—	—
Net income	—	—	—	13,200	—	13,200
Issuance of common stock	291,600	—	402	—	—	402
Repurchase of common stock	(885,600)	—	(1,230)	—	—	(1,230)
Distributions to stockholders	—	—	—	(2,180)	—	(2,180)

Balance, December 31, 2006	23,328,000	$3	$800	$41,301	103	$42,207
Net income	—	—	—	27,134	—	27,134
Issuance of common stock	810,000	—	1,569	—	—	1,569
Repurchase of common stock	(550,800)	—	(1,065)	—	—	(1,065)
Distributions to stockholders	—	—	—	(22,922)	—	(22,922)

Balance, December 31, 2007	23,587,200	$3	$1,304	$45,513	103	$46,923
Net income	—	—	—	36,433	—	36,433
Stock issued to foreign managers	507,600	—	4,050	—	—	4,050
Outstanding shares of Rhapsody Acquisition Corp. at the time of reverse merger dated July 31, 2008	6,300,000	—	34,473	—	—	34,473
Repurchase of warrants			(1,700)			(1,700)
Repurchase of common stock	(417,461)	—	(3,331)	—	—	(3,331)
Dividends	—	—	—	(1,499)	—	(1,499)
Distributions to Former Primoris stockholders	—	—	—	(59,919)	—	(59,919)

Balance, December 31, 2008	29,977,339	$3	$34,796	$20,528	$103	$55,430

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$36,433	$27,134	$13,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,634	4,647	4,908
Amortization of other intangible assets	36	132	340
Gain on sale of property and equipment	(768)	(258)	(414)
Merger related stock expense	4,050	—	—
Loss (income) from non-consolidated investments	(6,065)	1,359	(1,800)
Distributions received from joint venture	6,120	2,880	—
Net deferred tax assets	(4,166)	—	—
Loss (profit) on discontinued operations	—	—	28
Changes in assets and liabilities:
Restricted cash	(1,127)	(2,792)	473
Accounts receivable	22,481	(7,392)	(46,810)
Costs and estimated earnings in excess of billings	(9,932)	3,402	3,883
Inventory, prepaid expenses and other current assets	(1,605)	(893)	206
Other assets	(387)	(446)	213
Accounts payable	(10,704)	14,963	8,282
Billings in excess of costs and estimated earnings	18,521	26,512	15,847
Accrued expenses and other current liabilities	7,853	976	382
Other long-term liabilities	(1,286)	340	227
Net cash from discontinued operations	—	—	307

Net cash provided by (used in) operating activities	66,088	70,564	(728)

Cash flows from investing activities:
Purchase of property and equipment	(10,132)	(2,185)	(1,459)
Proceeds from sale of property and equipment	1,261	310	581
Purchase of short term investments	(15,036)	—	—
Cash paid for acquisition of subsidiaries	—	(414)	(1,822)

Net cash used in investing activities	(23,907)	(2,289)	(2,700)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	1,221	—
Proceeds from issuance of long-term debt	6,820	—	5,381
Repayment of capital leases	(1,849)
Repayment of long-term debt	(4,704)	(3,342)	(2,734)
Repurchase of common stock	(3,331)	(1,065)	(1,230)
Proceeds from issuance of common stock	34,473	1,569	402
Repurchase of warrants	(1,700)	—	—
Dividends	(749)	—	—
Cash distributions to former Primoris stockholders	(61,089)	(16,807)	(2,180)

Net cash used in financing activities	(32,129)	(18,424)	(361)

Net change in cash and cash equivalents	10,052	49,851	(3,789)
Cash and cash equivalents at beginning of year	62,966	13,115	16,904

Cash and cash equivalents at end of the year	$73,018	$62,966	$13,115

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$2,250	$1,773	$1,217

Income taxes	$6,118	$1,798	$21

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Obligations incurred for the acquisition of property and equipment	$7,076	$6,570	$—

Obligations incurred for the refinancing of long-term debt	$—	$—	$18,188

Accrued dividend	$749	$—	$—

Accrued distributions to stockholders	$4,947	$6,115	$—

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

Note 1—Nature of Business

        Organization and operations—Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. ("ARB"), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P., Stellaris, LLC and ARB Ecuador, Ltda, collectively, are engaged in various construction and engineering activities. The Company's underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company's industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

        On February 19, 2008, Primoris Corporation (the "Former Primoris"), a privately held company, entered into an Agreement and Plan of Merger ("Merger Agreement") with Rhapsody Acquisition Corp. ("Rhapsody"), a publicly held company trading on the OTC Bulletin Board under the symbols "RPSD", "RPSDW" and "RPSDU" for its common stock, warrants to purchase common stock ("Warrants") and Units (each unit consisting of one share of common stock and one Warrant), respectively. On July 31, 2008, with the approval of the stockholders of each of Former Primoris and Rhapsody, the merger was completed. While Rhapsody was the surviving legal entity, Former Primoris was deemed the acquiring entity for accounting purposes (See Note 3, "Completed Merger"). As part of the merger, Rhapsody changed its name to "Primoris Services Corporation". The Company's common stock, Warrants and Units now trade on the NASDAQ Global Market under the symbols "PRIM", "PRIMW" and "PRIMU", respectively.

        Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, "Primoris", or the "Company" or "we," "our," "us" or "its" refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation and its wholly-owned subsidiaries subsequent to, the closing of the merger between Rhapsody and Former Primoris, as the context requires. "Rhapsody" refers to the operations or financial results of Rhapsody prior to the closing of the merger transaction.

        Seasonality—Primoris' results of operations can be subject to seasonal variations. Weather, particularly rain, can impact Primoris' ability to work off backlog. In addition, demand for new projects is generally lower during the early part of the year due to reduced construction activity based on weather concerns. Since the majority of the Company's work is in California, these seasonal impacts are not as dramatic for the Company as may be experienced by companies in some other states or countries. However, as a result, there is a possibility that the Company may experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters. Additionally, because of the cyclical nature of its business, the financial results for any period may fluctuate depending on whether and when the Company is awarded projects. The Company's clients' budget cycles can have an impact on the timing of these awards. Accordingly, the Company's financial condition and operating results may vary from quarter-to-quarter and may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies

        Basis of presentation—The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the financial statement rules and regulations of the Securities and Exchange Commission.

        Reclassifications have been made to prior year and quarter financial statement presentation to conform to the current year presentation.

        Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates used in preparing these consolidated financial statements include estimated costs to complete contracts, which have a direct effect on gross profit.

        Operating cycle—Assets and liabilities relating to long-term construction contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one year.

        Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity when purchased of ninety days or less to be cash equivalents.

        Short term investments—The Company classifies as short term investments all securities or other assets acquired which have ready marketability, with terms over 90 days, are intended to be liquidated, if necessary, within the current operating cycle, and have readily determinable fair values. Short term investments are classified as available for sale and are recorded at fair value using the specific identification method. Currently, the Company has invested primarily in short-term dollar denominated bank deposits and other 90 to 120 day certificates of deposits ("CDs") through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

        Inventory—Inventory consists of materials and expendable construction equipment used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.

        Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test.

        Income tax—Prior to the effective date of the merger, Former Primoris was an S-Corporation for federal and state tax purposes. Therefore, Former Primoris was generally not directly subject to federal income taxes at the corporate level and was subject to minimal tax in certain states, with its income or loss included in the tax returns of its stockholders. Upon completion of the July 2008 merger, the

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

combined entity became subject to federal and state corporate income taxes. In foreign jurisdictions, income taxes are provided at the local company level. Eligible foreign tax credits were passed through to the stockholders. Prior to the merger, substantially all of the provision for income tax for Former Primoris relates to California state franchise tax and Canadian taxes. There were no significant deferred income taxes recognized during the years ending December 31, 2007 and 2006. Subsequent to the merger, deferred income taxes were $5,591 current and ($1,425) non-current.

        Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which was adopted by the Company effective January 1, 2007. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. In accordance with FIN 48, the Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

        Comprehensive income—The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods herein, such amounts were not significant.

        General matters—The Company has significant working capital invested in assets that may have a liquidation period extending beyond one year. The Company has claims receivable and retention due from various customers and others that are currently in dispute, the realization of which is subject to binding arbitration, final negotiation or litigation. Although management believes that it will be successful in collecting these amounts, the amounts ultimately collected upon final resolution of these matters may materially differ from the carrying value currently presented in the accompanying consolidated balance sheet.

        Foreign operations—Through its subsidiaries, the Company maintains foreign operations in Canada and Ecuador. In addition, the Company has an investment in ARB Arendal (See Note 8 "Equity Method Investments"), which has operations in Mexico. At December 31, 2008, the Company had operations with assets aggregating approximately $8,100 and $12,500 in Ecuador and Canada, respectively, compared to $3,100 and $15,000 in Ecuador and Canada as of December 31, 2007, respectively. The Company discontinued its operations in Chile in 2005 (See Note 9 "Discontinued Operations—ARB Chile").

        Equity method accounting—Partially owned equity affiliates and investments in joint venture projects are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the affiliate's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment,

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate becomes profitable and the Company's proportionate share of the affiliate's earnings equals the Company's cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

        Cash concentration—The Company places its cash in U.S. Treasury bonds, in CDs and with several other financial institutions. The Company maintains cash balances of approximately $5 million in excess of federally insured limits. Management believes that this risk is not significant.

        Collective bargaining agreements—A significant portion of the Company's labor force is subject to collective bargaining agreements. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages.

        Worker's compensation insurance—The Company self-insures worker's compensation claims to a certain level. The Company maintained a self-insurance reserve totaling approximately $5,500 and $4,400 at December 31, 2008 and 2007, respectively. The amount is included in "accrued expenses and other current liabilities" on the accompanying consolidated balance sheets. Actual payments that may be made in the future could materially differ from such reserve.

        Fair value of financial instruments—The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash, accounts receivable, short-term investments, accounts payable and certain accrued liabilities. The carrying value of the Company's notes payable approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company's other financial instruments generally approximate fair market value based on the short-term nature of these instruments.

        Functional currencies and foreign currency translation—Through its subsidiaries, the Company maintains foreign operations in Canada and Ecuador and previously had operations in Chile. The United States dollar is the functional currency in Canada and Ecuador, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of foreign subsidiaries. Included in other income are foreign exchange gain of $855 in 2008 and an exchange loss of $471 in 2007.

        Accounts receivable—Contract receivables are primarily concentrated with public and private companies and governmental agencies located throughout the United States, Canada and Ecuador. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management's evaluation of outstanding contract receivables at the end of each year. Receivables

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2008 and 2007 was $200 and $200, respectively.

        Fixed-price contracts—Historically, substantial portions of the Company's revenues have been generated principally under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

        Revenue recognition—A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all of the types of contracts described in the paragraph above. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

        The Company includes the "Provision for estimated losses on uncompleted contracts" in accrued expenses. For the year ended December 31, 2006, the provision for estimated losses on uncompleted contracts was $3,161. There was no additional provision or recovery for estimated losses recorded in 2007, but for 2008 there was a net increase of $700. Changes in job performance, job conditions, estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

        The caption "Costs and estimated earnings in excess of billings" represents the excess of contract revenues from fixed-priced contracts recognized under the percentage-of-completion method over billings to date. For those fixed-priced contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "Billings in excess of costs and estimated earnings".

        The Company considers unapproved change orders to be contract variations on which Primoris has customer approval for scope change but not for price changes associated with such scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to costs incurred on unapproved

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

change orders when realization of price approval is probable and the estimated amount is equal to or greater than its costs related to the unapproved change order. Revenue recognized on unapproved change orders is included in "costs and estimated earnings in excess of billings" on the consolidated balance sheets. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

        Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

        In accordance with applicable terms of construction contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be receivable in the following operating cycle.

        Significant revision in contract estimate—As previously discussed, revenue recognition is based on the percentage-of-completion method for the types of contracts we enter into. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate the revenue to be recognized. Total estimated costs, and thus contract income, are impacted by many factors. For projects that are in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits based on the latest estimates of costs to complete.

        During the year ended December 31, 2008, certain contracts had revisions in estimates from those projected in 2007. If the revised estimates as of December 2008 had been applied in the prior year, the gross margin earned on these contracts would have resulted in an increase of approximately $5,900 in 2007. Similarly, the revised estimates for the year ended December 31, 2007, would have resulted in a decrease of approximately $2,600 in the year 2006 and an increase of the same amount in 2007. In addition, the revised estimates for the year ended December 31, 2006 would have resulted in a decrease of approximately $7,600 in 2005 and an increase of the same amount in 2006.

        Property and equipment—Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, usually ranging from three to thirty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2008 and 2007, the Company's management has not identified any material impairment of its property and equipment.

        Taxes collected from customers—In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" (that is, Gross versus Net Presentation), ("EITF 06-05"). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the annual reporting period beginning after December 15, 2006. Taxes collected from the Company's customers are and have been recorded on a net basis. The adoption of EITF 06-03 did not have an effect on the Company's financial position or results of operations.

        Share-based Payments and Stock-based Compensation—In July 2008, the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan ("2008 Equity Plan"). As of December 31, 2008, there were 1,520,000 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, stock appreciation rights ("SARS") and grants of restricted shares under the 2008 Equity Plan.

        Under provisions of SFAS No. 123, "Share-Based Payments (revised 2004)" ("SFAS No. 123R") stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the award).

        Share-based payments to persons or entities other than employees (such as vendors providing goods or services to Primoris) are measured at fair value. Under guidelines set by EITF 96-18, "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services", the amount of expense or the value of the asset acquired through the issuance of equity instruments is fixed as of the measurement date. In general, the expense would be recognized over the period the service was received.

        Derivative instruments and hedging activities—From time to time the Company utilizes foreign currency hedge agreements to manage foreign currency exchange exposures, which is accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133".

        As of December 31, 2008, Primoris had three derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable Primoris to purchase Canadian dollars before certain dates in 2009 at certain exchange rates. These contracts expire in January, April and June 2009. The related Canadian dollars purchased are two contracts for $3,000 CAD each and one contract for $1,500 CAD. The related gain or loss on these contracts is not

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

significant at December 31, 2008. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Recently Issued Accounting Pronouncements

  Fair Value Measures

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, financial position or cash flows.

        FASB Staff Position No. FAS-157-2 provided for a deferred implementation relating to non-financial assets and non-financial liabilities to January 1, 2009. We elected to defer the requirements of SFAS 157 for our non-financial assets and non-financial liabilities, which would include goodwill and other intangible assets for purposes of impairment assessments.

        Effective January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

        In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company's financial assets that are measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$73,018	$73,018	—	—
Short-term investments	$15,036	$15,036	—	—

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

  Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Primoris has adopted SFAS No. 159 as of January 1, 2008, and the adoption did not have a material effect on its results of operations, financial position or cash flows.

  Accounting for Uncertainty in Income Taxes

        In June 2006, the FASB issued Financial Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Effective January 1, 2007, Primoris adopted FIN 48, which did not have a material effect on its financial statements.

  Business Combinations

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, "Business Combinations", although it retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase (c) generally requires that acquisition-related costs incurred by the acquirer be expensed in the period incurred and (d) determines what information to disclose regarding the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Because the July 2008 merger between Rhapsody and Former Primoris was not accounted for as a business combination, the adoption of this new standard will have no impact on the transaction. (See Note 3 "Completed Merger"). Management does not expect the adoption of SFAS No. 141R to have a material effect on its operations, financial position or cash flows.

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued Staff Position SFP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("SFP FAS 142-3"), effective for fiscal years beginning after December 15, 2008. SFP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The adoption of this staff position is not expected to have a material effect on the Company's consolidated financial statements.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 2—Summary of Significant Accounting Policies (Continued)

  Non-Controlling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, SFAS No. 160 requires (a) the non-controlling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. SFAS No. 160 is effective for Primoris beginning January 1, 2009. SFAS No. 160 is to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. Management does not expect the adoption of SFAS No. 160 to have a material effect on its operations, financial position or cash flows.

  Disclosures about Derivative Instruments and Hedging Activities

        In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). This statement requires enhanced disclosures about an entity's derivative and hedging activities in an effort to improve the transparency of financial reporting. It also changes the disclosure requirements for derivative instruments and hedging activities. Under the statement, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 in the fourth quarter of 2008, as required, which did not have a material effect on its financial statements.

Note 3—Completed Merger

        Rhapsody was founded as a "blank check" company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. As discussed in Note 1, "Nature of Business" above, on July 31, 2008 Rhapsody's merger with Former Primoris was completed. In the merger, Rhapsody was the surviving legal entity; however, the merger was accounted for as a reverse acquisition and recapitalization. Under this method of accounting, Rhapsody was treated as the "acquired" company for financial reporting purposes. This determination was primarily based on the Former Primoris comprising the ongoing operations and management of the combined company. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for the net assets of Rhapsody, accompanied by a recapitalization. The net assets of Rhapsody are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are for those of Former Primoris.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 3—Completed Merger (Continued)

        The Former Primoris stockholders and two foreign managers of Former Primoris (collectively, the "Former Primoris Holders"), pursuant to certain termination agreements, and in exchange for all of their shares of common stock of Former Primoris that were outstanding immediately prior to the merger, received in the aggregate 24,094,800 shares of the Company's common stock. To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 of the 24,094,800 shares of the Company's common stock issued to the Former Primoris Holders at the time of the merger were placed into escrow and are governed by the terms of an Escrow Agreement. The Merger Agreement also provided that the Former Primoris Holders and two foreign managers would receive up to an additional 5,000,000 shares of the Company's common stock, contingent upon the combined company attaining certain defined performance targets in 2008 and 2009.

        In connection with the merger, certain Rhapsody stockholders elected to convert their Rhapsody shares into cash as permitted by Rhapsody's certificate of incorporation. Holders of 417,461 shares of Rhapsody's common stock elected to exercise their conversion rights with respect to their shares. Each of these holders received $7.98 per share, or an aggregate of $3,331 from the funds that had been placed in Rhapsody's trust by Rhapsody.

        As a result of the closing of the merger, the Former Primoris Holders owned approximately 80.4% of the outstanding shares of the Company's common stock at the closing of the merger, and the remaining Rhapsody stockholders owned the remaining approximately 19.6% of the Company's outstanding shares of common stock.

        At the closing of the merger, the President and Chief Executive Officer of the Company and eight other executives of the Company entered into employment agreements with either the Company or one of its subsidiaries.

        Pursuant to the Merger Agreement, Former Primoris distributed approximately $48,947 to its stockholders as a distribution of prior earnings of Former Primoris and for payment of their individual income tax liabilities. As a result of the merger, approximately $39,660 of cash and investments held in trust for Rhapsody was released and became part of the assets of the Company upon consummation of the merger. No other assets were contributed by Rhapsody to the post-merger entity. Expenses paid by the Company in connection with the merger amounted to $5,234.

Note 4—Restricted Cash

        Restricted cash consists of contract retention payments placed by customers into escrow cash accounts with a bank. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Balances in these escrow cash accounts are released to the Company by the customers as the projects are completed in accordance with the terms specified in the contracts.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 5—Accounts Receivable

        The following is a summary of accounts receivable at December 31:

	2008	2007
Contracts receivable, net of allowance for doubtful accounts of $200 for both periods	$73,430	$96,576
Retention	15,804	14,872

	89,234	111,448
Due from affiliates	17	502
Other accounts receivable	1,575	1,357

	$90,826	$113,307

        Amounts "due from affiliates" primarily relate to amounts due from related parties (See Note 8 "Equity Method Investments" and Note 19 "Related Party Transactions") for the performance of construction contracts. Contract revenues earned from related parties were approximately $22,127, $12,993 and $4,747 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, amounts due from a joint venture, "Otay Mesa Power Partners" totaling $1,340 and $5,708, respectively, are included in contracts receivable (See Note 8 "Equity Method Investments").

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

        Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2008	2007
Costs incurred on uncompleted contracts	$1,267,650	$988,472
Provision for estimated loss on uncompleted contracts	700	632
Gross profit recognized	95,608	84,606

	1,363,958	1,073,710
Less: billings to date	(1,415,605)	(1,116,768)

	$(51,647)	$(43,058)

        This net amount is included in the accompanying consolidated balance sheet at December 31 under the following captions:

	2008	2007
Costs and estimated earnings in excess of billings	$21,017	$11,085
Billings in excess of cost and estimated earnings	(72,664)	(54,143)

	$(51,647)	$(43,058)

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 7—Property and Equipment

        The following is a summary of property and equipment at December 31:

	2008	2007	Useful Life
Land and buildings	$805	$48	30 years
Leasehold improvements	988	988	Lease life
Office equipment	671	709	3 - 5 years
Construction equipment	46,993	39,535	3 - 7 years
Transportation equipment	10,119	6,992	3 - 18 years

	59,576	48,272
Less: accumulated depreciation and amortization	(33,352)	(32,129)

Net property and equipment	$26,224	$16,143

Note 8—Equity Method Investments

        During 2007, the Company established a joint venture, Otay Mesa Power Partners ("OMPP"), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB, the Company's wholly-owned subsidiary, acts as one of OMPP's primary subcontractors. ARB has contracts with OMPP totaling $53,081 as of December 31, 2008. ARB recognized $21,172 in related revenues in 2008 and $11,741 in 2007. These revenues are included in the contract revenues earned from related parties as stated in Note 5 "Accounts Receivable".

        The following is a summary of the financial position and results of operations as of and for the years ended December 31:

	2008	2007
Otay Mesa Power Partners
Balance sheet data:
Assets	$48,775	$37,143
Liabilities	50,540	38,769

Net assets	$(1,765)	$(1,626)
Company's equity investment in affiliate	$(706)	$(651)
Earnings data:
Revenue	$109,890	$50,893

Gross profit	14,837	5,148

Earnings before taxes	$15,162	$5,573

Company's equity in earnings	$6,065	$2,229

        OMPP distributed $15,300 during the twelve months ended December 31, 2008, of which, the Company's share was $6,120. The joint venture agreement states that distributions made prior to the completion of the contract are considered advances on account of the related partner's share as determined at the completion of the underlying contract. The deficit in equity investment shown in the table above is due to the excess distributions paid to the Company and such distribution has been included in accrued expenses on the Company's consolidated balance sheet.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 8—Equity Method Investments (Continued)

        The Company has a 49% interest in ARB Arendal, SRL de CV ("ARB Arendal"), and accounts for this investment under the equity method. ARB Arendal engages in construction activities in Mexico. The following is a summary of the financial position and results as of and for the years ended December 31:

	2008	2007
ARB Arendal, SRL de CV
Balance sheet data:
Assets	$34,930	$32,358
Liabilities	40,793	35,659

Net assets	$(5,863)	$(3,301)
Company's equity investment in affiliate	$—	$—

	2008	2007	2006
Earnings data:
Revenue	$57,482	$86,143	$50,653

Gross profit	10,234	6,642	6,281

Earnings after taxes	$363	$3,421	$3,673
Company's equity in earnings	$—	$(3,588)	$1,800

        Because of the uncertainty on the outcome of the negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment on its investment in ARB Arendal, and wrote down its investment to $0 as of December 31, 2007, and has not recognized any earnings for the twelve months ended December 31, 2008.

        The Company purchased a 49% interest in All Day Electric ("All Day") in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California. Because the purchase was at the end of the year, the Company's equity in earnings was nominal. The following is a summary of the financial position and results as of and for the years ended December 31:

	2008	2007
All Day Electric
Balance sheet data:
Assets	$1,763	$2,218
Liabilities	1,025	1,920

Net assets	$738	$298
Company's equity investment in affiliate	$500	$—

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 8—Equity Method Investments (Continued)

	2008	2007	2006
Earnings data:
Revenue	$5,687	$9,250	$9,595

Gross profit	1,171	1,574	96

Earnings after taxes	$60	$426	$(425)
Company's equity in earnings	$—	$—	$—

Note 9—Discontinued Operations—ARB Chile

        During September 2004, the Company decided to cease all operations in Chile. The fixed assets, consisting mainly of construction equipment, were sold locally or repatriated in 2006. Related assets, liabilities, revenues and expenses were insignificant at and for the years ended December 31, 2008 and 2007.

Note 10—Goodwill and Other Intangible Assets

        During 2005, the Company through its wholly-owned subsidiary Born Heater ULC ("Born"), acquired the net assets of Born Heaters Canada Ltd. and Born Canada Services Ltd. for approximately $1,875 including a put/call option for Company stock valued at $588 (the "Born Acquisition"). The Born acquisition has been recorded pursuant to the purchase method of accounting in accordance with SFAS 141. The seller is entitled to earn out payments of up to $2,481, payable in Canadian Dollars over a five-year term, the determination of which is based on exceeding pre-established hurdle rates. Amounts paid to the seller under the earn-out agreement increase the total cost of the Born Acquisition. The excess of the Born Acquisition cost over the fair value of the net identifiable tangible assets acquired has been assigned to goodwill, contract backlog, covenant not to compete and trade name in the accompanying consolidated financial statements. During the years ended December 31, 2008, 2007 and 2006, $615, $414 and $1,303, respectively, was payable under the earn-out agreement, leaving no unearned deferred earn-out at December 31, 2008, after taking into account the Canadian Dollar exchange difference of $149.

        At December 31, 2008 and 2007, the balance of goodwill was $2,842 and $2,227, respectively. At December 31, 2008 and 2007, other intangible assets consist of a contract backlog, covenants not to compete and tradenames totaling $1,437 for both years, net of accumulated amortization of $1,385 and $1,349, respectively. Intangible assets with finite lives are amortized using the straight-line method over the estimated useful lives. At December 31, 2008, the estimated remaining useful life for finite lived intangible assets was approximately two years. Amortization expense on intangible assets was $36, $132 and $340 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expenses related to intangible assets at December 31, 2008 is expected to be $37 and $15, respectively, in each of the next two years. As of December 31, 2008 and 2007 management determined there was not an impairment of goodwill.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 11—Accounts Payable and Accrued Liabilities

        At December 31, 2008 and 2007, accounts payable includes retentions of approximately $7,741 and $9,527, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

        The following is a summary of accrued expenses and other current liabilities at December 31:

	2008	2007
Payroll and related employee benefits	$6,981	$6,339
Insurance, including self-insurance reserves	9,994	6,301
Short-term borrowing	—	1,221
OMPP liability (note 8)	706	651
Provision for estimated losses on uncompleted contracts	700	632
Earn-out liability (note10)	615	414
Corporate income taxes and other taxes	2,807	929
Accrued leases and rents	917	1,045
Accrued overhead cost	1,521	50
Other	1,826	633

	$26,067	$18,215

Note 12—Capital Leases

        The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisition of vehicles and equipment through leases and accordingly, they are recorded in the Company's assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis. Assets with a cost of $4,722 have been capitalized under capital lease arrangements. At December 31, 2008, the net book value of assets subject to capital leases was $4,007.

        The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31, 2008:

2009	$2,292
2010	342

Thereafter	—

Total minimum lease payments	$2,634

Amounts representing interest	(95)

Net present value of minimum lease payments	2,539
Less: current portion of capital lease obligations	(2,198)

Long-term capital lease obligations	$341

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 13—Credit Arrangements

        Credit facilities and long-term debt consist of the following at December 31:

	2008	2007
Construction equipment note payable to a commercial equipment finance company, with an interest rate of 6.51% per annum. Monthly principal and interest payments are due in the amount of $350, with the final payment due in December 2013. The note is secured by certain construction equipment of the Company.	$22,058	$20,821
Construction equipment notes payable to a commercial equipment financing company, with interest rates of 5.30%. Monthly principal and interest payments aggregating $85 are due on the notes until their respective maturity dates on December 2012. The notes are secured by certain construction equipment of the Company.	3,262	4,069
Commercial note payable to a bank with an interest rate of 6.49%. Monthly principal and interest payments are due in the amount of $20, with the final payment due in April 2010. The note is secured by certain construction and automotive equipment of the Company.	299	509
Note payable to bank for $3,800, entered into on October 17, 2008, with a bank to finance an airplane purchased for business use. The note is secured by the airplane and all related parts and equipment and calls for 59 monthly principal and interest payments of $43, followed by one payment of $2,145. The note accrues interest at a rate of 5.6% annually and allows for prepayment with certain prepayment penalties, but after 36 months the loan can be paid in full without penalty.	3,751	—
Equipment note for $3,020 with a bank, with 60 monthly principal and interest payments of $58 beginning in October 2008, at an annual interest rate of 5.5%. The note matures on October 3, 2013. The equipment note is secured by certain construction equipment. The equipment note is guaranteed by Primoris' largest subsidiary, ARB.	2,933	—

Total long-term debt	32,303	25,399
Less: current portion	(5,679)	(3,966)

Long-term debt, net of current portion	$26,624	$21,433

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 13—Credit Arrangements (Continued)

        Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2009	$5,679
2010	5,875
2011	6,160
2012	6,028
2013	8,561
Thereafter	—

$32,303

        Credit facilities—In March 2007, the Company entered into a new revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all the assets of the Company. The Company can borrow up to $30,000 based on a defined rate of interest, and all amounts borrowed under the line of credit are due March 31, 2010. There were no amounts outstanding under the line of credit at December 31, 2008 or December 31, 2007, other than letters of credit issued in the amounts of $677 and $1,936, respectively, which reduces the amount available on the revolving line.

        In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of December 31, 2008 and 2007, total commercial letters of credit outstanding under this credit facility totaled $4,981 and $2,279, respectively.

        The term loan and line of credit facilities contain various restrictive covenants, including, among other things, restrictions on investments, capital expenditures, minimum working capital and tangible net worth requirements. The Company was in compliance with, or received waivers on, its restrictive covenants as of December 31, 2008 and 2007.

Note 14—Commitments and Contingencies

        The Company leases certain property and equipment under non-cancelable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance, and utilities.

        Certain of these leases are with entities related through common ownership by stockholders, officers, and directors of the Company. The leases are classified as operating leases in accordance with SFAS No. 13, "Accounting for Leases".

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 14—Commitments and Contingencies (Continued)

        The future minimum lease payments required under non-cancelable operating leases are as follows for the years ending after December 31, 2008:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Equipment (Related Party)	Total Commitments
2009	$1,570	$1,012	$3,892	$239	$6,713
2010	1,259	772	3,449	239	5,719
2011	1,066	788	1,932	99	3,885
2012	959	804	339	—	2,102
2013	566	820	62	—	1,448
Thereafter	—	3,050	—	—	3,050

	$5,420	$7,246	$9,674	$577	$22,917

        Total lease expense during the years ended December 31, 2008, 2007 and 2006 amounted to approximately $7,349, $7,506 and $7,259, respectively, including amounts paid to related parties of $1,034, $990 and $894, respectively.

        Letters of credit—At December 31, 2007, the Company had a letter of credit of $1,200 pledged as collateral on a line of credit for ARB Ecuador, Ltda. This letter of credit was no longer outstanding as of December 31, 2008.

        The Company had a letter of credit of $1,000 pledged as collateral on lines of credit of ARB Arendal, SRL de CV (See Note 7 "Equity Method Investments"). The letter of credit was retired on December 31, 2007.

        Additionally, at December 31, 2008 and 2007 the Company had additional letters of credit outstanding of approximately $5,658 and $4,215, respectively.

        Litigation—The Company is subject to claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to the claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

        Bonding—As of December 31, 2008, 2007 and 2006, the Company had bid and completion bonds issued and outstanding totaling approximately $353,008, $427,500 and $246,500, respectively.

Note 15—Reportable Operating Segments

        The Company operates in two reportable segments: Construction Services and Engineering. The accounting policies of the segments are the same as those described in the Note 2—"Summary of Significant Accounting Policies". The Company evaluates performance based on gross profit before allocations of selling, general and administrative expenses, other income and expense items and income

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 15—Reportable Operating Segments (Continued)

taxes. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company's segments are as follows:

  Construction Services

        The Construction Services group specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

  •
  Providing installation of underground pipeline, cable and conduits for entities in the petroleum, petrochemical and water industries;

  •
  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries; and

  •
  Providing installation of complex commercial and industrial cast-in-place structures.

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

        In the following tables, all intersegment revenues and gross profit have been eliminated.

        The following table sets forth the Company's revenue by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
Business Segment	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Construction Services	$516,130	84.7%	$470,366	85.9%	$399,672	91.0%
Engineering	92,942	15.3%	77,300	14.1%	39,733	9.0%

Total	$609,072	100.0%	$547,666	100.0%	$439,405	100.0%

        The following table sets forth the Company's gross profit by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
Business Segment	Gross Profit	% of Revenue	Gross Profit	% of Revenue	Gross Profit	% of Revenue
Construction Services	$64,965	12.6%	$51,593	11.0%	$33,922	8.5%
Engineering	5,478	5.9%	7,759	10.0%	6,028	15.2%

Total	$70,443	11.6%	$59,352	10.8%	$39,950	9.1%

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 15—Reportable Operating Segments (Continued)

        Third-party revenues and total assets as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	External Revenues Year Ended December 31,						Total Assets At December 31,
	2006		2007		2008		2008	2007
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$577,090	94.8%	$521,663	95.3%	$411,095	93.6%	$231,642	$203,047
Canada	20,732	3.4%	20,961	3.8%	18,911	4.3%	12,514	14,818
Ecuador	11,250	1.8%	5,042	0.9%	9,399	2.1%	8,056	3,108

Total	$609,072	100.0%	$547,666	100.0%	$439,405	100.0%	$252,212	$220,973

Note 16—Customer Concentrations

        The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout the United States, and in foreign countries, including Ecuador, Mexico, and others.

        During the years ended December 31, 2008, 2007 and 2006, the Company earned 20.8%, 16.2% and 18.7%, respectively, of its revenue from the following customers:

	2008			2007			2006
Description of Customer's Business
	Amount		Percentage	Amount		Percentage	Amount	Percentage
Public gas and electric utility	$	(*)	N/A	$	(*)	N/A	$47,284	10.8%
Public gas and electric utility		$45,184	7.4%		$32,668	6.0%	$34,850	7.9%
Engineering contractor		$58,983	9.7%		—	—	—	—
Engineering contractor		$67,640	11.1%		$55,783	10.2%	—	—

		$171,807	28.2%		$88,451	16.2%	$82,134	18.7%

(*)
Indicates a customer with less than 5% of revenues during such period.

Note 16—Customer Concentrations (Continued)

        For the year ended December 31, 2008, approximately 58.6% of total revenues were generated from ten customers of the Company. At December 31, 2008, approximately 6.1% of the Company's accounts receivable were due from one customer. For the year ended December 31, 2008, the Company earned approximately 9.7% of its total revenues from this customer.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 17—Retirement Plans

        Union Plans—The Company contributes to multi-employer benefit plans for its union employees at rates determined by the various collective bargaining agreements. Eligibility and allocations of contributions and benefits are determined by the trustees and administered by the multi-employer benefit plans. The Company contributed $12,700, $8,700 and $6,400, under these plans for the years ended December 31, 2008, 2007 and 2006, respectively. These costs are charged directly to the related construction contracts in process.

        Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. As the Company participates in a number of these pension plans, the potential obligation may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. The Company has no plans to withdraw from any of these agreements.

        401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, up to the Internal Revenue Service ("IRS") prescribed annual limit. The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan. The Company's contribution to this plan for the years ended December 31, 2008, 2007 and 2006 aggregated in amounts equal to $790, $769 and $721, respectively.

        Born Heaters Canada, ULC RRSP-DPSP Plan—Beginning in January 1, 2008, the Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion will be contributed by the employee, whereas the Company portion is paid in the DPSP. Under this plan, the company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company's contribution to the DPSP during the year ended December 31, 2008 was $62.

        The Company has no post-retirement benefits other than those discussed above.

Note 18—Deferred Compensation Agreements

        Put/Call Agreement—Prior to the closing of the merger as discussed in Note 3—"Completed Merger", Former Primoris had a Put/Call Agreement with a foreign manager. The Put/Call Agreement was accounted for as a liability under SFAS No. 150 (as amended), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," where the amount is presented as a liability and changes in fair value are recorded as expense. During the years ended December 31, 2008, 2007 and 2006, the Company recognized (income)/expenses of approximately $(195), $235 and $198, respectively. In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Put/Call Agreement. Under the termination

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 18—Deferred Compensation Agreements (Continued)

agreement the Company paid the foreign manager $826. As of December 31, 2008, there were no liabilities remaining related to the Put/Call Agreement.

        Phantom Stock Agreement—Prior to the closing of the merger, Former Primoris had a Phantom Stock Agreement with a foreign manager. During the years ended December 31, 2008, 2007 and 2006, the Company recognized deferred compensation expense of approximately $30, $105 and $30, respectively. In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Phantom Stock Agreement (See Note 3 "Completed Merger"). Under the termination agreement the Company paid the foreign manager an amount equal to $294. As of December 31, 2008, there were no liabilities remaining related to the Phantom Stock Agreement.

Note 19—Related Party Transactions

        Primoris has entered into various transactions with Stockdale Investment Group, Inc. ("SIGI"). The majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors of Primoris, Brian Pratt, also holds a majority interest holder in SIGI. In addition, the following two officers and/or directors of Primoris also serve as officers and/or directors of SIGI as follows (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

        Two Primoris officers and/or directors also served as officers and directors of SIGI prior to the July 2008 merger, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

        Primoris leases some of its facilities and certain construction and transportation equipment from SIGI. All of these leases were entered into on similar terms as negotiated with an independent third party.

        Primoris leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the years ended December 31, 2008, 2007 and 2006, the Company paid $747, $555 and $358, respectively, in lease payments to SIGI for the use of these properties.

        Primoris leased certain construction equipment from SIGI. During the years ended December 31, 2008, 2007 and 2006, the Company paid $0, $307 and $446, respectively, in lease payments and $175, $25 and $0, respectively, in rental payments to SIGI for the use of this equipment. The Company purchased the equipment from SIGI on the closing date of the merger for a purchase price of $1,135. The purchase price was determined using a fair market value appraisal.

        The Company leases an airplane from SIGI for business use. During the years ended December 31, 2008, 2007 and 2006, the Company paid $239, $241 and $129, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and terminates on April 30, 2012.

        Primoris leases a property from Roger Newnham, a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the years ended December 31, 2008, 2007 and 2006

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 19—Related Party Transactions (Continued)

Primoris paid $289, $279 and $242, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2009.

Note 20—Change in Tax Status and Pro Forma Net Income

        Through July 31, 2008 (the date of the merger), Former Primoris had elected to be taxed in accordance with Subchapter S of the United States Internal Revenue Code ("S-Corporation") and similar codes in states in which Former Primoris was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to the Former Primoris stockholders. Accordingly, no provision for federal income tax was required by Former Primoris. The provision for income taxes for Former Primoris in 2007 was primarily related to Canadian income taxes.

        As of the date of the merger, the combined entity effectively became taxable in accordance with Subchapter C of the Internal Revenue Code ("C-Corporation"), which changed the level of taxation for Former Primoris from the stockholders to the company. With the change in tax status, the Company completed an analysis of the effect of the provisions of SFAS No. 109 and FIN 48 (See Note 21 "Income Taxes").

        The unaudited pro forma net income taxes and the pro forma net income reflect federal and state income taxes assuming a combined federal and state statutory rate of 39.8%, as if the Company had been taxed as a C-Corporation for the six and twelve months ended December 31, 2008 and 2007. This rate is higher than our 2008 effective tax rate for the six months ended December 31, 2008 as discussed in Note 21 "Income Taxes," because the pro forma numbers do not consider the reduction in tax rate due to the Company's S-Corporation status through July 31, 2008.

        As of December 31, 2008, the Company had $4,947 of undistributed Former Primoris S-Corporation income as provided for in the Merger Agreement based on the estimated 2008 S-Corporation tax liability of the Former Primoris stockholders. These amounts were distributed on January 29, 2009 to the stockholders of Former Primoris and are reflected as a liability on the balance sheet as of December 31, 2008.

        Pro forma net income—unaudited—Unaudited pro forma net income is shown on the consolidated statements of income, and reflects an adjustment for income tax at the applicable statutory rates as if we had been taxed as a C-Corporation since the beginning of each respective period using an effective tax rate of 39.8 percent.

Note 21—Income Taxes

        Through July 31, 2008 (the date of the merger) Former Primoris had elected to be taxed as an S-Corporation under the United States Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to the Former Primoris stockholders. Accordingly, no provision for federal income tax was required by Former Primoris. The provision for income taxes for Former Primoris in 2008 prior to the merger and in 2007 was related primarily to Canadian income taxes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 21—Income Taxes (Continued)

        As of the date of the merger, the combined entity effectively became a C-Corporation, which changed the level of taxation from the Former Primoris stockholders to the company. With the change in tax status, the Company completed an analysis of the effect of the provisions of SFAS No. 109 and FIN 48. The Company's deferred income tax provision below includes $3,034 of deferred tax benefit resulting from the recognition of its beginning deferred tax asset.

        Effective January 1, 2008, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

        As of July 31, 2008, the date of the merger, and December 31, 2008, there are no unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

        The components of the income tax provision for the year ended December 31, 2008 are as shown in the following table. Information for the prior years while an S-Corporation are not shown as they are not material:

2008
Current provision (benefit)
Federal	$5,828
State	2,068
Canada	995

$8,891
Deferred provision (benefit)
Federal	$(3,340)
State and local	(899)
Canada	175

$(4,064)

Total	$4,827

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 21—Income Taxes (Continued)

        A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

2008
U.S. federal statutory income tax rate	35.00%
State taxes, net of federal income tax impact	3.10%
Tax effect of earnings not subject to federal income tax due to S-Corporation election	(20.21)%
Federal and state tax effect of S to C-Corporation conversion	(7.35)%
Foreign tax credit	(1.81)%
Canadian income tax	2.82%
Domestic production activities deduction	(1.03)%
Other items	1.17%

Effective tax rate	11.68%

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

        The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2008 are as follows:

Deferred tax assets
Accrued workers compensation	$2,064
Insurance reserves	1,671
Other accrued liabilities	1,751
State income taxes	279

Total deferred tax assets	$5,765

Deferred tax liabilities
Depreciation and amortization	$(1,349)
Prepaid expenses	(250)

Total deferred tax liabilities	$(1,599)

Net deferred tax asset	$4,166

        The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 21—Income Taxes (Continued)

        The Company's tax returns were audited by the IRS for the tax years 2004 and 2005. There were no material adjustments found. The tax years 2005 through 2007 remain open to IRS examination. The tax years 2004 through 2007 remain open to examination by the other major taxing jurisdictions to which the Company is subject. The Company's Canadian subsidiary is currently under audit by Revenue Canada, Canada's federal taxing authority, for the years ended 2005, 2006 and 2007. There have been no findings thus far with respect to such audit and the Company is not expecting any material adjustments.

Note 22—Earnings Per Share

        The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Numerator:
Net income	$36,433	$27,134	$13,200

Pro forma net income—unaudited(1)	$24,839	$16,845	$8,684

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	26,258	23,458	23,402
Dilutive effect of warrants and units	856	—	—
Dilutive effect of contingently issuable shares	1,042	—	—

Weighted average shares for computation of diluted earnings per share	28,156	23,458	23,402

Basic earnings per share	$1.39	$1.16	$0.56
Diluted earnings per share	$1.29	$1.16	$0.56
Pro forma basic earnings per share—unaudited(1)	$0.95	$0.72	$0.37
Pro forma diluted earnings per share—unaudited(1)	$0.88	$0.72	$0.37

(1)
As discussed in Note 20—"Change in Tax Status and Pro Forma Net Income", pro forma net income reflects an adjustment for income tax at the applicable statutory blended federal and state income tax rate (39.8%) as if we had been taxed as a C-Corporation since the beginning of each respective period.

Note 23—Stockholders's Equity

Common Stock

        The Company is authorized to issue 60,000,000 shares of $0.0001 par value common stock, of which 29,977,339 and 23,587,200 shares were issued and outstanding as of December 31, 2008 and 2007, respectively.

        As of December 31, 2008, there were 1,520,000 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan, as discussed in Note 24 "Stock-Based Incentive Compensation Plans". As of

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 23—Stockholders's Equity (Continued)

December 31, 2008, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock.

Preferred Stock

        The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock, of which there have been no shares issued and there are no shares outstanding as of December 31, 2008.

Completion of Merger

        As a result of the closing of the merger, the Former Primoris Holders owned approximately 80.4% of the outstanding shares of the Company's common stock at the closing of the merger, and the remaining Rhapsody stockholders owned the remaining approximately 19.6% of the Company's outstanding shares of common stock (See Note 3—"Completed Merger").

        The Former Primoris Holders, pursuant to certain termination agreements, and in exchange for all of their shares of common stock of Former Primoris that were outstanding immediately prior to the merger, received in the aggregate 24,094,800 shares of the Company's common stock. To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 of the 24,094,800 shares of the Company's common stock issued to the Former Primoris Holders at the time of the merger were placed into escrow and are governed by the terms of an Escrow Agreement.

        The Merger Agreement also provided that the Former Primoris Holders would receive up to an additional 5,000,050 shares of the Company's common stock (allowing for rounding), contingent upon the combined company attaining certain defined performance targets in 2008 and 2009. As of December 31, 2008, the Company achieved the specified EBITDA milestone for 2008 and consequently, 2,500,025 shares of Company stock are to be issued to Former Primoris stockholders in March 2009. This will result in the Former Primoris Holders owning approximately 81.9% of the outstanding shares of the Company's common stock, and the remaining Rhapsody stockholders owning approximately 18.1% of the Company's common stock.

        Merger related issuance of stock and stock expense—In connection with the Merger Agreement, Rhapsody, the Former Primoris and two foreign managers of Former Primoris entered into termination agreements related to the fulfillment of obligations under a Put/Call Agreement and a Phantom Stock Agreement (collectively the "Deferred Compensation Agreements") discussed in Note 18, "Deferred Compensation Agreements". Upon consummation of the merger (See Note 3 "Completed Merger"), the termination agreements cancelled the obligations of the parties under the Deferred Compensation Agreements and called for the issuance to the foreign managers of an aggregate of 507,600 shares of the Company's common stock and for the cash payment of the amounts already accrued under the Deferred Compensation Agreements.

        As a result of the issuance of the shares and in accordance with SFAS No. 123R "Share-based Payments", the Company recognized a charge of $3,675 of non-cash expenses related to the termination of the Deferred Compensation Agreements. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on the Company's net asset value. The issuance of the shares was directly related to the consummation of the merger, therefore the entire value of the shares was taken as a charge to earnings at the time of issuance, which was the closing of the merger.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 23—Stockholders's Equity (Continued)

        As discussed above, as of December 31, 2008, the Company achieved a specified EBITDA milestone for 2008 and 2,500,025 shares of Company stock are to be issued to Former Primoris stockholders in March 2009, which includes 52,668 shares to be issued to the two foreign managers, in accordance with the Merger Agreement. As a result, the Company recognized a $375 charge for the earn-out shares the two foreign managers will receive.

Note 24—Stock-Based Incentive Compensation Plans

2008 Long-Term Incentive Equity Plan

        In July 2008, the Company adopted the 2008 Equity Plan. The 2008 Equity Plan became effective as of the closing of the merger in July 2008. As of December 31, 2008, there were 1,520,000 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, SARS and grants of restricted shares under the 2008 Equity Plan.

        Options under the plan are to be issued at no less than the closing price of the stock on the date of the grant. The Company's Board of Directors has not yet approved the period during which the option grants are expected to be exercisable; however, it is expected that such period will be established in each granting agreement, pursuant to the 2008 Equity Plan. The option grant will have a term as may be fixed by the Compensation Committee of the Board of Directors, however, any Incentive Stock Option ("ISO") may not have a term which exceeds 10 years from the date of grant (or five years in the case of an ISO that is granted to an optionee who at the time of grant, owns 10% or more of the total voting power of the Company).

        Under provisions of SFAS No. 123R, "Share-Based Payment", stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the award). As of December 31, 2008, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock. Accordingly, there has been no stock-based compensation expense recognized as a result of the 2008 Equity Plan.

Note 25—Warrants For Purchase of Stock

Warrants and Warrant under the Unit Purchase Option

        As of December 31, 2008, the Company has outstanding 4,894,456 redeemable Warrants, each of which entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company.

        The number of Warrants outstanding at December 31, 2008 is net of the Warrants that were purchased for cash in a "modified Dutch auction" tender offer. The tender offer commenced on November 26, 2008 and was completed on December 24, 2008. The Company purchased 1,416,908 Warrants at a price of $1.20 per Warrant at the completion of the tender offer, for a total cost to the Company of approximately $1.7 million, excluding fees and expenses related to the tender offer. The Warrants accepted for purchase represented approximately 22.5% of the 6,311,364 redeemable Warrants outstanding as of November 25, 2008.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 25—Warrants For Purchase of Stock (Continued)

        In addition to the Warrants, as of December 31, 2008, the Company has 450,000 Unit Purchase Options ("UPO") outstanding. Each UPO includes the right to purchase a Unit at $8.80 per share, and such Unit is comprised of one share of common stock and one Warrant.

        The UPO expires on October 2, 2011. The Warrants expire on October 2, 2010, including the Warrants that are included as a part of the UPO. The Company may call the Warrants for redemption if the reported closing price of the common stock equals or exceeds $11.50 per share for 20 consecutive trading days. Each Warrant includes anti-dilution protections, unless common stock is issued by the Company at a price below the exercise price. Additionally, the ability to exercise the Warrants is subject to registration of the common stock issuable upon the exercise of the Warrant.

        The Warrants and the Units trade on the NASDAQ Global Market exchange under the ticker symbol "PRIMW" and "PRIMU", respectively.

Note 26—Selected Quarterly Financial Information (Unaudited)

        Selected unaudited quarterly consolidated financial information is presented in the tables below:

	Year Ended December 31, 2008
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$169,391	$142,444	$146,737	$150,500
Gross profit	16,213	14,634	21,103	18,493
Net income	9,782	8,769	10,086	7,796
Pro forma adjusted net income	6,006	5,435	7,116	6,282
Net income per share:
Basic	$0.41	$0.37	$0.36	$0.26
Diluted	$0.41	$0.37	$0.32	$0.23
Pro forma adjusted net income per share:
Basic	$0.25	$0.23	$0.26	$0.21
Diluted	$0.25	$0.23	$0.23	$0.19

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Note 26—Selected Quarterly Financial Information (Unaudited) (Continued)

	Year Ended December 31, 2007
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$113,837	$110,211	$158,054	$165,564
Gross profit	9,753	12,378	20,565	16,656
Net income	3,243	5,744	11,494	6,653
Pro forma adjusted net income	2,069	3,566	7,122	4,088
Net income per share:
Basic	$0.14	$0.25	$0.49	$0.28
Diluted	$0.14	$0.25	$0.49	$0.28
Pro forma adjusted net income per share:
Basic	$0.06	$0.15	$0.30	$0.17
Diluted	$0.06	$0.15	$0.30	$0.17

 EXHIBITS ATTACHED TO THIS ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description
10.25	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 14, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc., as amended
21.1	Subsidiaries and Equity Investments of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Financial Officer
32.1	Section 1350 Certification by the Registrant's Chief Executive Officer
32.2	Section 1350 Certification by the Registrant's Chief Financial Officer