Form 10-Q
period 2009-03-31
Primoris Services CORP
filed 2009-05-13
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number 0001-34145

Primoris Services Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4743916 (I.R.S. Employer Identification No.)
26000 Commercentre Drive, Lake Forest, California (Address of Principal Executive Offices)	92630 (Zip Code)

Registrant's telephone number, including area code: (949) 598-9242

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Do not check if a smaller reporting company.	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2009, 32,477,364 shares of the registrant's common stock were outstanding.

 PRIMORIS SERVICES CORPORATION AND SUBSIDIARIES
INDEX

PRIMORIS SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,125	$73,018
Short term investments	25,166	15,036
Restricted cash	8,232	11,111
Accounts receivable, net	84,213	90,826
Costs and estimated earnings in excess of billings	20,713	21,017
Inventory	6,132	2,349
Deferred income taxes	5,591	5,591
Prepaid expenses and other current assets	2,955	3,507

Total current assets	212,127	222,455
Property and equipment, net	28,409	26,224
Other assets	133	139
Investment in non-consolidated entities	282	500
Other intangible assets, net	43	52
Goodwill	2,842	2,842

Total assets	$243,836	$252,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,170	$56,088
Billings in excess of costs and estimated earnings	69,190	72,664
Accrued expenses and other current liabilities	29,168	26,067
Distributions and dividends payable	812	5,696
Current portion of capital leases	2,064	2,198
Current portion of long-term debt	5,957	5,679

Total current liabilities	155,361	168,392
Long-term debt, net of current portion	26,874	26,624
Long-term capital leases, net of current portion	—	341
Deferred tax liabilities	1,425	1,425

Total liabilities	183,660	196,782

Commitments and contingencies
Stockholders' equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 0 outstanding	—	—
Common stock—$.0001 par value; authorized: 60,000,000 shares; 32,477,364 and 29,977,339 issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Additional paid-in capital	34,796	34,796
Retained earnings	25,274	20,528
Accumulated other comprehensive income	103	103

Total stockholders' equity	60,176	55,430

Total liabilities and stockholders' equity	$243,836	$252,212

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Revenues	$128,738	$169,391
Cost of revenues	114,010	153,178

Gross profit	14,728	16,213
Selling, general and administrative expenses	7,614	8,001

Operating income	7,114	8,212
Other income (expense):
Income from non-consolidated entities	2,167	1,823
Foreign exchange gain	229	19
Interest income (expense) net	(260)	(77)

Income before provision for income taxes	9,250	9,977
Provision for income taxes	(3,610)	(195)

Net income	$5,640	$9,782

Basic earnings per share	$0.19	$0.41

Diluted earnings per share	$0.17	$0.41

Weighted average common shares outstanding
Basic	30,116	23,587

Diluted	32,477	23,587

Pro forma net income data—2008:
Income before provision for income tax, as reported		$9,977
Adjustments for provision for income tax		(3,971)

Pro forma adjusted net income		$6,006

Pro forma earnings per share
Basic		$0.25

Diluted		$0.25

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$5,640	$9,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,901	1,438
Amortization of other intangible assets	9	9
Gain on sale of property and equipment	(1,124)	(140)
Income from non-consolidated entities	(2,167)	(1,823)
Non-consolidated entity distributions	3,400	566
Changes in assets and liabilities:
Restricted cash	2,879	1,641
Accounts receivable	6,613	3,744
Costs and estimated earnings in excess of billings	304	(8,967)
Inventory, prepaid expenses and other current assets	(3,231)	219
Other assets	218	514
Accounts payable	(7,918)	(649)
Billings in excess of costs and estimated earnings	(3,474)	9,724
Accrued expenses and other current liabilities	1,874	(2,032)
Other long-term liabilities	—	13

Net cash provided by operating activities	4,924	14,039

Cash flows from investing activities:
Purchase of property and equipment	(1,189)	(1,517)
Purchase of short term investments	(10,130)	—
Proceeds from sale of property and equipment	1,250	168

Net cash used in investing activities	(10,069)	(1,349)

Cash flows from financing activities:
Repayment of long-term debt	(2,495)	(1,454)
Repayment of capital leases	(475)	—
Repurchase of warrants	(82)	—
Dividends declared	(749)	—
Cash distributions to stockholders	(4,947)	(6,115)

Net cash used in financing activities	(8,748)	(7,569)

Net change in cash and cash equivalents	(13,893)	5,121
Cash and cash equivalents at beginning of period	73,018	62,966

Cash and cash equivalents at end of the period	$59,125	$68,087

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2009	2008
	(Unaudited)
Non-Cash Activities
Obligations incurred for the acquisition of property and equipment leases	$3,023	$7,075

Accrued dividends	$812	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Note 1—Business Activity

        Organization and operations—Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. ("ARB"), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P., Stellaris, LLC and ARB Ecuador, Ltda, collectively the "Company", are engaged in various construction and engineering activities. The Company's underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company's industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

Note 2—Basis of Presentation

        Interim Consolidated Financial Statements—The interim condensed consolidated financial statements for the three-month periods ended March 31, 2009 and 2008 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934. As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company's latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the "First Quarter 2009 Report") should be read in concert with the Company's Annual Report on Form 10-K, filed on March 24, 2009, which contains the Company's audited consolidated financial statements for the year ended December 31, 2008.

        The interim financial information for the three month-periods ended March 31, 2009 and 2008 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in this First Quarter 2009 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

        Revenue recognition—A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all fixed-price contracts. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenue and income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment and other unforeseen events. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

        The caption "Costs and estimated earnings in excess of billings" represents the excess of contract revenues from fixed-priced contracts recognized under the percentage-of-completion method over

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 2—Basis of Presentation (Continued)

billings to date. For those fixed-priced contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "Billings in excess of costs and estimated earnings".

        Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

        In accordance with the terms of the contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be receivable in the following operating cycle.

Note 3—Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued four new accounting pronouncements. The Company is currently evaluating the impact of the following:

  •
  FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4") provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards ("SFAS") No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This pronouncement is required to be adopted during our second quarter 2009.

  •
  FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements. This pronouncement is required to be adopted during our second quarter 2009.

  •
  FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. This pronouncement is required to be adopted during our second quarter 2009.

  •
  FASB Staff Position FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies" amends and clarifies FASB Statement No. 141 (revised 2007), "Business Combinations", and provides guidelines for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective upon any acquisition we make subsequent to January 1, 2009.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 4—Fair Value Measurements

        On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. The 2008 adoption related to our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

        In accordance with FASB Staff Position No. FAS-157-2, on January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities, which included goodwill and other intangible assets for purposes of impairment assessments. This adoption in 2009 did not have a material impact on the financial statements of the Company.

        In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are "unobservable data points" for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

        The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the Company's financial assets that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2009:
Cash and cash equivalents	$59,125	$59,125	—	—
Short-term investments	$25,166	$25,166	—	—
Assets as of December 31, 2008:
Cash and cash equivalents	$73,018	$73,018	—	—
Short-term investments	$15,036	$15,036	—	—

        Other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. The carrying value of the Company's notes payable approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company's other financial instruments generally approximate fair market value based on the short-term nature of these instruments.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 5—Accounts Receivable

        The following is a summary of accounts receivable:

	March 31, 2009	December 31, 2008
	(Unaudited)
Contracts receivable, net of allowance for doubtful accounts of $200	$63,290	$73,430
Retention	19,303	15,804

	82,593	89,234
Due from affiliates	809	17
Other accounts receivable	811	1,575

	$84,213	$90,826

        Amounts "due from affiliates" primarily relate to amounts due from related parties (see Note 7 "Equity Method Investments" and Note 10 "Related Party Transactions") for the performance of construction contracts. Contract revenues earned from related parties were $5,708 and $5,652 for the three months ended March 31, 2009 and 2008, respectively.

        At March 31, 2009 and December 31, 2008 amounts due from Otay Mesa Power Partners ("OMPP") totaling $0 and $1,340, respectively, are included in contracts receivable (see Note 7, "Equity Method Investments").

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

        Costs and estimated earnings on uncompleted contracts consist of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Costs incurred on uncompleted contracts	$877,056	$1,267,650
Provision for estimated loss on uncompleted contracts	483	700
Gross profit recognized	60,373	95,608

	937,912	1,363,958
Less: billings to date	(986,389)	(1,415,605)

	$(48,477)	$(51,647)

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 6—Costs and Estimated Earnings on Uncompleted Contracts (Continued)

        This net amount is included in the accompanying condensed consolidated balance sheet under the following captions:

	March 31, 2009	December 31, 2008
	(Unaudited)
Costs and estimated earnings in excess of billings	$20,713	$21,017
Billings in excess of cost and estimated earnings	(69,190)	(72,664)

	$(48,477)	$(51,647)

Note 7—Equity Method Investments

        During 2007, the Company established a joint venture, Otay Mesa Power Partners ("OMPP"), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB acts as one of OMPP's primary subcontractors. ARB has contracts with OMPP totaling $40,336 as of March 31, 2009. ARB recognized $5,384 in related revenues in the three months ended March 31, 2009 and $5,652 in the three months ended March 31, 2008. These revenues are included in the contract revenues earned from related parties as stated in Note 5 "Accounts Receivable".

	March 31, 2009	December 31, 2008
	(Unaudited)
Otay Mesa Power Partners—Joint Venture
Balance sheet data
Assets	$34,240	$48,775
Liabilities	33,417	50,540

Net assets	$823	$(1,765)

Company's equity investment in venture	$(1,722)	$(706)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Earnings data:
Revenue	$43,892	$22,036

Gross profit	$11,085	$4,380

Earnings before taxes	$11,088	$4,558

Company's equity in earnings	$2,385	$1,823

        OMPP distributed $8,500 to its equity holders during the three months ended March 31, 2009, of which the Company's share was $3,400. The OMPP agreement states that distributions made prior to

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 7—Equity Method Investments (Continued)

the completion of the contract are considered advances on account of the related partner's share as determined at the completion of the underlying contract. The deficit shown in the table above due to the excess distributions received has been included in accrued expenses on the Company's condensed consolidated balance sheet.

        The Company has a 49% interest in ARB Arendal, SRL de CV ("ARB Arendal"), and accounts for this investment under the equity method. ARB Arendal engages in construction activities in Mexico. Because of the uncertainty on the outcome of the negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in ARB Arendal and wrote down its investment to $0 as of December 31, 2007, and has not recognized any earnings for the three months ended March 31, 2009.

        The Company purchased a 49% interest in All Day Electric ("All Day") in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.

Note 8—Accounts Payable and Accrued Liabilities

        At March 31, 2009 and December 31, 2008, accounts payable includes retentions of approximately $8,407 and $7,741, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

        The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Payroll and related employee benefits	$10,185	$6,981
Insurance, including self-insurance reserves	9,043	9,994
Corporate income taxes and other taxes	3,210	2,807
Earn-out liability	602	615
Provision for estimated losses on uncompleted contracts	483	700
Accrued leases and rents	430	917
Accrued overhead cost	769	1,521
OMPP liability	1,722	706
Other	2,724	1,826

	$29,168	$26,067

Note 9—Credit Arrangements

        On July 31, 2008, we completed a merger ("Merger") of Rhapsody Acquisition Corp. and Primoris Corporation, a privately held Nevada corporation ("Former Primoris"). Prior to the Merger, on March 2007, Former Primoris entered into a new revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all the assets of the Company. The Company can borrow up to $30,000 based on a defined

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 9—Credit Arrangements (Continued)

rate of interest, and all amounts borrowed under the line of credit are due March 31, 2010. There were no amounts outstanding under the line of credit at March 31, 2009 or December 31, 2008, other than letters of credit issued in the amounts of $677 and $677, respectively, which reduces the amount available on the revolving line.

        Also prior to the Merger, in January 2008, Former Primoris entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of March 31, 2009 and December 31, 2008, total commercial letters of credit outstanding under this credit facility totaled $4,981 and $4,981 (in U.S. dollars), respectively.

Note 10—Related Party Transactions

        The Company has entered into various transactions with Stockdale Investment Group, Inc. ("SIGI"). The majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors of the Company, Brian Pratt, also holds a majority interest in SIGI. In addition, the following two officers and/or directors of the Company also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

        Two officers and/or directors of the Company also served as officers and directors of SIGI in the past, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

        The Company leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the three months ended March 31, 2009 and 2008, the Company paid $190 and $260, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, the Company also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

        The Company leased an airplane from SIGI for business use. During the three months ended March 31, 2009 and 2008, the Company paid $60 and $60, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31, 2009.

        The Company leases certain property from Roger Newnham, a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the period ended March 31, 2009 and 2008, the Company paid $86 and $74, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2009.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 11—Income Taxes and Pro Forma Net Income

  Income Taxes

        The effective tax rate for the three months ended March 31, 2009 ("First Quarter 2009") was 39.0%. The rate for the First Quarter 2009 differs from the U.S. federal statutory rate of 35% due primarily to state income tax and Domestic Production Activity Deduction.

        To determine its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which the Company is subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", on January 1, 2007. As of March 31, 2009 and December 31, 2008, there were no recorded liabilities related to unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

        The tax years 2004 through 2008 remain open to examination by the major taxing authorities to which the Company is subject.

        The effective tax rate for the three months ended March 31, 2008 was 2.0%, representing primarily Canadian and California income taxes. Through July 31, 2008, the date of the Merger, Former Primoris elected to be taxed in accordance with Subchapter S of the United States Internal Revenue Code ("Code") and similar codes for certain states. While this election was in effect, the income was taxed for federal income tax purposes to the stockholders of Former Primoris. Accordingly, no provision for federal income tax was required by Former Primoris.

  Pro Forma Net Income

        Pro forma net income is shown on the condensed consolidated statements of income, and reflects an adjustment for income tax at the applicable statutory rates as if the Company had been taxed in accordance with Subchapter C of the Code since the beginning of 2008 using an effective tax rate of 39.8 percent.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 12—Dividends and Earnings Per Share

        On March 16, 2009, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of March 31, 2009. The dividend, totaling $812,000, was paid on April 15, 2009.

        The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(Unaudited)
Numerator:
Net income	$5,640	$9,782

Net income (pro forma—2008)—(1)	$5,640	$6,006

Denominator:
Weighted average shares for computation of basic earnings per share	30,116	23,587
Dilutive effect of warrants and units	—	—
Dilutive effect of contingently issuable shares(2)	2,361	—
Weighted average shares for computation of diluted earnings per share	32,477	23,587

Basic earnings per share	$0.19	$0.41

Diluted earnings per share	$0.17	$0.41

Basic earnings per share (pro forma—2008)—(1)	$0.19	$0.25

Diluted earnings per share (pro forma—2008)—(1)	$0.17	$0.25

    (1)
    As discussed in Note 11—"Income Taxes and Pro Forma Net Income", pro forma 2008 net income and earnings per share are shown on the condensed consolidated statements of income, and reflects an adjustment for income tax at the applicable statutory rates as if the Company had been taxed in accordance with Subchapter C of the Code since the beginning of 2008 using an effective tax rate of 39.8 percent.

    (2)
    Represents the dilutive effect of 2,500,025 shares of Company stock that were issued to the Former Primoris stockholders on March 17, 2009. These shares were to be issued contingent upon attaining certain defined performance targets in 2008. It was determined that the targets would be met in September 2008, and were included as part of the diluted shares outstanding. Subsequent to the shares being issued on March 17, 2009, the shares were included as part of the basic weighted average shares outstanding.

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 13—Commitments and Contingencies

        Leases—The Company leases certain property and equipment under non-cancellable operating leases, which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance, and utilities with respect to such property and equipment.

        Certain of these leases are with related entities, which share similar ownership by stockholders, officers, and directors with the Company. The leases are classified as operating leases in accordance with SFAS No. 13, "Accounting for Leases".

        Total lease expense during the three months ended March 31, 2009 and 2008 amounted to approximately $2,008 and $2,100, respectively, including amounts paid to related parties of $276 and $260, respectively.

        Letters of credit—At March 31, 2009 and December 31, 2008, the Company had letters of credit outstanding of approximately $5,658 and $5,658, respectively.

        Litigation—The Company is subject to claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to such claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

        Bonding—As of March 31, 2009 and December 31, 2008, the Company had bid and payment/performance bonds issued and outstanding totaling approximately $337,554 and $353,008, respectively.

Note 14—Reportable Operating Segments

        The Company operates in two reportable segments: Construction Services and Engineering. In the following tables, all intersegment revenues and gross profit have been eliminated, which were immaterial.

        The following table sets forth the Company's revenue by segment for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009		2008
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$109,971	85.4%	$146,369	86.4%
Engineering	18,767	14.6	23,022	13.6

Total	$128,738	100.0%	$169,391	100.0%

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share amounts)
(Unaudited)

Note 14—Reportable Operating Segments (Continued)

        The following table sets forth the Company's gross profit by segment for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009		2008
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$13,019	11.8%	$14,796	10.1%
Engineering	1,709	9.1	1,417	6.2

Total	$14,728	11.4%	$16,213	9.6%

        Revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	For the three months ended March 31,
	2009		2008		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2009	December 31, 2008
	(Unaudited)				(Unaudited)
United States	$116,010	90.1%	$164,493	97.1%	$218,796	$231,642
Canada	7,540	5.9	4,773	2.8	12,542	12,514
Ecuador	5,188	4.0	125	0.1	12,498	8,056

	$128,738	100.0%	$169,391	100.0%	$243,836	$252,212

PRIMORIS SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are subject to the "safe harbor" created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends, "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission ("SEC"). Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings with the SEC, completely, and with the understanding that our actual future results may be materially different from what we expect.

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

        The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Introduction

        Primoris Services Corporation is a holding company with various subsidiaries that, cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

        We install, replace, repair and rehabilitate natural gas, refined product, telecommunications, water and wastewater pipeline systems, and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida. A substantial portion of our activities are performed in the Western United States, and more specifically in California. In addition, we have strategic presences in Florida, Texas, Latin America and Canada.

        On July 31, 2008, we completed a merger ("Merger") of Rhapsody Acquisition Corp. ("Rhapsody") and Primoris Corporation, a privately held Nevada corporation ("Former Primoris"). Unless specifically noted otherwise, as used throughout this Quarterly Report on Form 10-Q, "Primoris", the "Company" or "we," "our," or "us" refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the Merger on July 31, 2008, between Rhapsody and Former Primoris as the context requires. "Rhapsody" refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the Merger.

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

        We make available free of charge through our Internet Web site our press releases, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the SEC and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630, and our telephone number is (949) 598-9242. Our Web site address is www.primoriscorp.com. The information on our Web site is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

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

Material trends and uncertainties

        We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past several years, both our Construction Services and Engineering segments have benefited from demand for more efficient and more environmentally friendly energy and power facilities and from the past strength of the oil and gas industry. Economic factors outside of our control may affect the amount and size of contracts in any particular period.

        The current economic issues in the financial markets will likely have some impact on our future results. While we currently have adequate backlog and projects to bid, we are uncertain as to how the current global financial turmoil will impact our clients who provide our future work.

Seasonality and cyclicality

        Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients' budget cycles have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter. Absent the awarding of a large project, revenues tend to be lowest in our first fiscal quarter.

Results of operations

        Revenues, gross profit, operating income and net income for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$128,738	100.0%	$169,391	100.0%
Gross profit	14,728	11.4%	16,213	9.6%
Selling, general and administrative expense	7,614	5.9%	8,001	4.7%
Operating income	7,114	5.5%	8,212	4.8%
Other income (expense)	2,136	1.7%	1,765	1.0%
Income before income taxes	9,250	7.2%	9,977	5.9%
Income tax provision	(3,610)	(2.8)%	(195)	(0.1)%

Net income	$5,640	4.4%	$9,782	5.8%

Net income per share:
Basic	$0.19		$0.41
Diluted	$0.17		$0.41
Weighted average common shares outstanding
Basic	30,116		23,587
Diluted	32,477		23,587

        Revenue for the three months ended March 31, 2009 ("First Quarter 2009") were $128.7 million, a decrease of $40.7 million, or 24.0%, compared to the same period in 2008. During the year 2008, we attained record levels of revenue and operating income, and have seen a decrease in both the Construction Services and Engineering segments during the First Quarter 2009. The decrease in revenues during the First Quarter 2009 compared to the same period a year ago was due primarily as a result of decreased revenues in refining sector projects and the performance of an unusually large engineering project during 2008.

        Gross profit decreased by $1.5 million, or 9.2%, for the First Quarter 2009 compared to the same period in 2008 due primarily as a result of the reduced revenues in refining sector projects compared to the first quarter of 2008. Gross profit as a percent of revenues increased to 11.4% during the First Quarter 2009 from 9.6% in the prior year quarter. The First Quarter 2009 benefited from higher margin industrial work in the petroleum and power sectors as compared to lower margin work on industrial projects in the refining sector in the prior year quarter.

Geographic areas financial information

        Revenue by geographic area for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$116,010	90.1%	$164,493	97.1%
Canada	7,540	5.9%	4,773	2.8%
Ecuador	5,188	4.0%	125	0.1%

Total Revenue	$128,738	100.0%	$169,391	100.0%

        Note that revenue is attributed to the countries based on our reporting entity that records the transaction.

Segment Results

        The following discussion describes the significant factors contributing to the results of our two operating segments.

Construction Services Segment

        Revenue and gross profit for the Construction Services segment for the three months ending March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$109,971		$146,369
Gross Profit	13,019	11.8%	14,796	10.1%

        Revenue for the Construction Services segment decreased by $36.4 million, or 24.9%, for the First Quarter 2009 compared to the same period in 2008. This revenue decrease was due primarily to reduced revenues for projects in the refining sector compared to the first quarter 2008. The revenue decrease was offset by increased revenue of $18.8 million in underground projects, including pipeline, cable and conduit projects, reflecting significant work begun at the end of 2008 and early 2009. Revenue generated by our subsidiary in Ecuador increased by $5.1 million due to two new projects in the current period.

        Construction Services segment gross profit decreased by $1.8 million, or 12.0%, for the First Quarter 2009 compared to the same period of 2008. The decrease resulted from both the decreased revenue previously discussed, as well as improved margins as a percent of revenue. The margins improved from 10.1% for the first quarter of the prior year to 11.8% for the First Quarter 2009. Of the $1.8 million gross profit decrease, approximately $3.7 million was due to decreased revenues, which was offset by gross profit of $1.9 million due to the improved gross profit percentage. The gross profit margins increased primarily due to a shift in business mix from, lower margin industrial projects in the refining sector during the first quarter in 2008, to higher margin industrial projects in the petroleum and power sectors this quarter. Offsetting these margin improvements were decreased margins for the First Quarter 2009 as a result of the completion of several projects in the prior year quarter 2008 whereby certain approved project change orders contributed to higher margins.

Engineering Segment

        Revenue and gross profit for the Engineering segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$18,767		$23,022
Gross Profit	1,709	9.1%	1,417	6.2%

        Revenue decreased by $4.3 million, or 18.5%, for the First Quarter 2009 compared to the same period in 2008. The decrease was due primarily to the impact of an unusually large project reflecting activity during the first quarter 2008. This project was in the start-up assistance phase during the First Quarter 2009 and will be nearing client acceptance later in 2009.

        Engineering segment gross profit increased by $0.3 million, or 20.6%, for the First Quarter 2009 compared to the same period in 2008. The increase was based on higher gross profit margins, despite a decrease in revenues. The gross margin of 9.1% during the First Quarter 2009 was an increase from 6.2% for the same period in the prior year. Of the $0.3 million gross profit increase, approximately $0.9 million was due to the improved gross margin percentage during the First Quarter 2009, offset by a decrease of $0.6 million due to decreased revenues. During the prior year period in 2008, the lower gross margins were primarily due to a large, lower margin project in process, which is now nearing completion and is not significantly affecting the gross margin percentage during the First Quarter 2009.

Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") decreased $0.4 million, or 4.8%, for the First Quarter 2009 compared to the same period in 2008. The decrease was due primarily to a gain on the sale of operating equipment of $1.1 million recorded in SG&A as part of our fleet upgrade program. Under this program we routinely turn over our equipment during the first part of the fiscal year. A gain on sale of $0.1 million was recorded during the same period in the prior year. Excluding the gain on sale, SG&A increased by $0.6 million, or 7.5% during the First Quarter 2009. This increase was due primarily to increased public company accounting and compliance costs and increased long-term incentive compensation costs.

        SG&A as a percentage of revenue increased to 5.9% for the First Quarter 2009, from 4.7% for the same period in 2008. Excluding the impact of the gain on sale of equipment, SG&A as a percentage of sales was 6.8% and 4.8%, respectively, for the three months ended March 31, 2009 and 2008. The increased percentage for the First Quarter 2009 was due to the increased costs discussed above as well as due to the relatively fixed nature of administrative and management expenses, which did not decrease proportionally with the decreased revenues.

Other income and expense

        Non-operating income and expense items for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$2,167	$1,823
Foreign exchange gain (loss)	229	19
Interest income (expense), net	(260)	(77)

Total other income	$2,136	$1,765

        For the First Quarter 2009, we recognized income of $2.4 million from the Otay Mesa Power Partners ("OMPP") joint venture, a power plant construction project near San Diego, California, which we expect to complete later in 2009. This income was offset by a loss of $0.2 million from the All Day Electric joint venture, an electrical construction project in Northern California. Income from non-consolidated joint ventures for the same period in 2008 consisted of income of $1.8 million from the OMPP joint venture.

        Foreign exchange gains for both the First Quarter 2009 and for the same period in 2008 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

        For the First Quarter 2009, interest income decreased by $0.4 million compared to the same period in 2008. This was due to declining interest rates, as well as our decision to invest excess cash balances in Treasury bills and certificates of deposit ("CDs") rather than commercial paper. This decrease was partially offset by higher average cash and short term investment balances during the First Quarter 2009 compared to the same period in 2008. The decrease in interest income was offset by a decrease of $0.2 million in interest expense for the First Quarter 2009 compared to the same period in 2008.

Provision for income taxes

        Our provision for income tax increased $3.4 million for the First Quarter 2009 to $3.6 million from the same period in 2008 as a result of a change in our tax status from that of a Subchapter S of the Internal Revenue Code ("S-Corporation") to that of a Subchapter C of the Internal Revenue Code ("C-Corporation") as part of the Merger. Thereafter, the combined entity became subject to federal and state income tax in the jurisdictions in which we do business, including California. With the change in tax status, our effective tax rate for the First Quarter 2009 was 39.0%. Prior to the Merger, as an S-Corporation, we had no provision for federal income tax and only minimal provision for state income tax.

Pro forma net income data

        Pro forma information concerning the income tax provision as if the company were taxed as a C-Corporation for the three months ended March 31, 2008 compared to the actual three months ended March 31, 2009 are shown as follows:

	Three Months Ended March 31,
	As reported 2009	Pro forma 2008
	(Thousands, except per share amounts)
Income before provision for income tax, as reported	$9,250	$9,977
Provision for income tax	(3,610)	(3,971)

Net income	$5,640	$6,006

Earnings per share:
Basic	$0.19	$0.25

Diluted	$0.17	$0.25

        The estimated pro forma tax provision amount was calculated at an effective statutory tax rate of approximately 39.8% for the three months ended March 31, 2008.

Liquidity and Capital Resources

        Recent global market and economic conditions have been, and continue to be, disruptive and volatile, having an adverse impact on financial markets in general. The volatility has reached unprecedented levels. As a result of concern about the stability of the markets and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. To date, the Company's cost and availability of funding has not been adversely affected by illiquid credit markets, and we do not expect it to be materially impacted in the near future.

        At March 31, 2009, our balance sheet included a net cash balance of $59.1 million, and an additional $25.2 million in short-term investments. We continue to have borrowing capacity for our foreseeable needs based on our current cash flow forecast. We currently have a $30 million credit facility which expires on March 31, 2010 and a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At March 31, 2009, $5.7 million was outstanding on these two facilities representing issued letters of credit.

Cash Flows

        Cash flows during the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Change in cash:
Net cash provided by operating activities	$4,924	$14,039
Net cash used in investing activities	(10,069)	(1,349)
Net cash used in financing activities	(8,748)	(7,569)

Net change in cash	$(13,893)	$5,121

Operating Activities

        The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Operating Activities:
Operating Income	$7,114	$8,212
Depreciation and amortization	1,901	1,438
Amortization of other intangible assets	9	9
Gain on sale of property and equipment	(1,124)	(140)
Changes in assets and liabilities	(2,735)	4,207
Non-consolidated entity distributions	3,400	566
Foreign exchange gain (loss)	229	19
Interest income (expense), net	(260)	(77)
Provision for income taxes	(3,610)	(195)

Net cash provided by operating activities	$4,924	$14,039

Capital expenditures	$(1,189)	$(1,517)

        The changes in assets and liabilities decreased operating cash flow by $2.7 million in the First Quarter 2009. The components of this change are included in the consolidated statements of cash flow. The significant changes include:

  •
  a $6.6 million decrease in accounts receivable;

  •
  a $7.9 million decrease in accounts payable;

  •
  billings in excess of costs and estimated earnings decreased by $3.5 million;

  •
  costs and estimated earnings in excess of billings decreased by $0.3 million;

  •
  inventory, prepaids and other current assets increased by $3.2 million; and

  •
  restricted cash decreased by $2.9 million.

        The decrease in billings in excess of costs and estimated earnings was principally due to the timing of the billings on certain projects and the nature and type of projects.

        As of March 31, 2009, accounts receivable represented 34.5% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. The decrease in both accounts receivable and accounts payable as of March 31, 2009, are due primarily to the timing of our billings to clients and payments to our vendors related to various construction projects, as well as the reduced revenues during the First Quarter 2009 compared to the same period in 2008.

Investing activities

        We purchased property and equipment for $4.2 million during the First Quarter 2009, and $8.5 million during the same period in 2008. These purchases were principally for our construction activities. For the First Quarter 2009 purchases, we paid $1.2 million in cash and incurred $ 3.0 million in additional loan obligations, secured by the underlying equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

        As part of our cash management program, we invested an additional $10.1 million in short term investments during the First Quarter 2009, consisting primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Financing activities

        Financing activities required the use of $8.7 million of cash during the First Quarter 2009. Significant transactions using cash flows from financing activities included:

  •
  Cash distributions of $4.9 million were paid to the Former Primoris stockholders during the First Quarter 2009. We provided distributions to the Former Primoris stockholders during the period that the Company was an S-Corporation, principally to allow them to pay their personal income tax liability stemming from the profits of the Company. This final distribution to Former Primoris stockholders was made in accordance with the terms of the merger agreement as part of the Merger.

  •
  $2.5 million and $1.5 million in repayment of long-term debt during the three months ended March 31, 2009 and 2008, respectively, based on scheduled maturities of such debt.

  •
  $0.8 million was paid as dividends to our stockholders during the First Quarter 2009 (representing a dividend of $0.025 per share).

  •
  $0.1 million for the re-purchase of our warrants during the First Quarter 2009.

Capital Requirements

        We believe that we will be able to support our ongoing working capital needs through cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities will be adequate to cover our operational and business needs for the next twelve months.

        During the First Quarter 2009, our operations provided net cash of $1.5 million compared to $13.5 million in the same period of 2008. The cash inflows for the first quarter of 2008 included a substantial cash inflow of $9.7 million relating to billings in excess of costs and estimated earnings, meaning that we received cash prior to performing the required construction or engineering work. For the First Quarter 2009, we experienced a decrease in cash as we used $3.5 million to pay in advance to complete the work to be performed. This change in cash typically will vary based on the timing of work and the related contractual billings on our projects.

Common Stock

        Prior to the Merger, Former Primoris was a non-publicly traded entity with 4,368 shares outstanding. At the time of the Merger, each Former Primoris share was converted into 5,400 shares of our common stock, for 23,587,200 shares. Additionally, as part of the Merger Agreement, two foreign managers of Former Primoris were issued 507,600 shares of common stock. All of these shares were subject to a sale restriction that expires on July 31, 2009.

        In addition, the Merger Agreement provided for a potential issuance of 2,500,025 shares of common stock to the Former Primoris stockholders for each of the years ended December 31, 2008 and 2009, if the Company achieves specific financial targets. We achieved the 2008 financial target in the third quarter of 2008 and 2,500,025 shares of common stock were issued to the Former Primoris stockholders during March 2009.

Credit agreements

        In October 2008, we borrowed $3.0 million from a bank at an interest rate of 5.5%. The terms of the signed note call for 60 consecutive monthly payments of principal and interest in the amount of $58,000 which commenced on November 3, 2008, with a maturity date of October 3, 2013. The note is secured by certain construction equipment. The note is guaranteed by our largest subsidiary, ARB, Inc.

        We terminated a lease on an older airplane and on October 17, 2008 we entered into a note agreement through our subsidiary, Stellaris, LLC, for $3.8 million with a bank to finance the purchase of a replacement airplane for business use. The note is secured by the airplane and all related parts and equipment. The terms of the note call for 59 monthly payments of principal and interest of $43,000 which began November 10, 2008, followed by one installment payment of $2.1 million in addition to any accrued and outstanding interest due. The note accrues interest at a rate of 5.6% annually. The note allows for prepayment with certain prepayment penalties if exercised in less than 36 months, and after that, the loan can be paid in full without penalty.

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

        In January 2008, we entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars.

        Our subsidiaries and we enter into agreements with banks for the banks to issue letters of credit to clients or potential clients for two separate purposes as follows:

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

        The Bank of America line of credit agreement and the Canadian credit facility dated January 2008 contain restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements. We were in compliance with all restrictive covenants during and as of the First Quarter 2009. None of these covenants are considered restrictive to our business.

Related Party Transactions

        We have entered into various transactions with Stockdale Investment Group, Inc. ("SIGI"). Our majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors, Brian Pratt, also holds a majority interest in SIGI. In addition, two of our officers and/or directors also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

        Two of our officers and/or directors also served as officers and directors of SIGI prior to the Merger, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

        We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the three months ended March 31, 2009 and 2008, we paid $190 and $260, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, we also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

        We leased an airplane from SIGI for business use. During the three months ended March 31, 2009 and 2008, we paid $60 and $60, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004, and was terminated on March 31, 2009.

        We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the period ended March 31, 2009 and 2008, we paid $86 and $74, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2009.

Contractual Obligations

        As of March 31, 2009, we had $34.9 million of outstanding long-term debt and capital lease obligations.

        A summary of contractual obligations as of March 31, 2009 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Long-term debt and capital lease obligations	$34,895	$8,021	$13,031	$13,843	$—
Interest on long-term debt	5,195	1,860	2,481	854	—
Equipment operating leases	8,755	2,624	5,501	630	—
Equipment operating leases—related parties	498	179	319	—	—
Real property leases	5,006	1,156	2,325	1,525	—
Real property leases—related parties	6,973	739	1,560	1,624	3,050

	$61,322	$14,579	$25,217	$18,476	$3,050

Stand-by letters of credit	$5,658	$1,086	$4,572	$—	$—

        The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

        The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

  •
  Letters of credit issued under our lines of credit. At March 31, 2009, we had letters of credit outstanding of $5.7 million.

  •
  Equipment operating leases with a balance of $9.3 million at March 31, 2009.

  •
  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2009 we had $338 million in outstanding bonds.

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

        At March 31, 2009, our total backlog of $352.8 million decreased $34.2 million, or 8.8%, from $387.0 million as of March 31, 2008. We expect that approximately $280.0 million, or 80.0%, of the total backlog at March 31, 2009, will be recognized as revenue during the remainder of 2009.

        Backlog by operating segment at March 31, 2009 and 2008 was as follows:

	As of March 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Thousands)
Segment:
Construction Services	$304,285	86.3%	$286,403	74.0%
Engineering	48,488	13.7%	100,566	26.0%

	$352,773	100.0%	$386,969	100.0%

        Our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period. Additionally, our backlog at the end of the period may not be indicative of the revenue we expect to earn over the course of the following twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

        The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the condensed consolidated balance sheets approximate fair value at March 31, 2009 and December 31, 2008 due to the generally short maturities of these items. At March 31, 2009, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

        At March 31, 2009, all of our long-term debt was under fixed interest rates.

        As of March 31, 2009, we had two derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable us to purchase Canadian dollars before certain dates in 2009 at certain exchange rates. These contracts expire in April and June 2009. The related Canadian dollars purchased are one contract for $3.0 million CAD and one contract for $1.5 million CAD. The related gain or loss on these contracts is not significant at March 31, 2009. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4T.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Executive Vice President, Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d -15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)
Changes in Internal Control Over Financial Reporting

        During our last fiscal quarter, there were no changes in our internal control over financial reporting that would materially affect, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        We are from time to time subject to claims and legal proceedings arising out of our business. Our management believes that we have meritorious defenses to such claims. Although we are unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on our financial condition or results of operations.

Item 1A.    Risk Factors

        A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2008. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission ("SEC"). You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. The occurrence of any of the risk factors discussed in our filings with the SEC could harm our business, financial condition, results of operations or growth prospects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On March 27, 2009, we announced that we entered into a Rule 10b5-1 trading plan with CJS Securities, Inc. to facilitate the repurchase of up to $1 million of our common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase one share of our common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed.

        From and including March 27, 2009 through May 15, 2009, CJS Securities will effect a purchase or purchases of the Warrants subject to the limitations set forth in the plan.

        The following lists the purchases made during the period March 27, 2009 through March 31, 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2009 through March 31, 2009(1)	169,400	$0.48	169,400	$918,181

(1)
The purchase offer will conclude at the close of business on May 15, 2009. The Warrants purchased through March 31, 2009 represented approximately 3.5% of the 4,894,456 redeemable Warrants outstanding as of March 26, 2009.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

        The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 19, 2008 by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation(1)
3.1	Third Amended and Restated Certificate of Incorporation of Primoris Services Corporation(2)
3.2	Amended and Restated Bylaws of Primoris Services Corporation(3)
4.1	Specimen Unit Certificate(4)
4.2	Specimen Common Stock Certificate(4)
4.3	Specimen Warrant Certificate(5)
4.4	Form of Unit Purchase Option granted to Representative(6)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(5)

Exhibit Number	Description
10.1	Purchase Trading Plan by and between Primoris Service Corporation and CJS Securities, Inc. dated March 26, 2009.(7)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Executive Officer(*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Financial Officer(*)
32.1	Section 1350 Certification by the Registrant's Chief Executive Officer(*)
32.2	Section 1350 Certification by the Registrant's Chief Financial Officer(*)

(*)
Filed herewith

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

(3)
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

(5)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1/A (File No. 333-134694) filed with the Securities and Exchange Commission on August 28, 2006 and incorporated herein by reference.

(6)
Filed as an exhibit to Registrant's Registration Statement on Form S1/A (File No. 333-134694) filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

(7)
Filed as an exhibit to Registrant's Registration Current Report on 8-K for March 26, 2009 (File No. 001-34145) filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 13, 2009	/s/ PETER J. MOERBEEK Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant's Chief Financial Officer
32.1	Section 1350 Certification by the Registrant's Chief Executive Officer
32.2	Section 1350 Certification by the Registrant's Chief Financial Officer