Form 10-Q
period 2009-06-30
Primoris Services CORP
filed 2009-08-12
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Registrant’s telephone number, including area code: (949) 598-9242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company.	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 4, 2009, 32,477,364 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION AND SUBSIDIARIES

PRIMORIS SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,781	$73,018
Short-term investments	15,091	15,036
Restricted cash	8,326	11,111
Accounts receivable, net	95,483	90,826
Costs and estimated earnings in excess of billings	20,870	21,017
Deferred income taxes	5,591	5,591
Prepaid expenses, inventory and other current assets	4,385	5,856
Total current assets	209,527	222,455
Property and equipment, net	28,181	26,224
Other assets	255	139
Investment in non-consolidated entities	1,333	500
Other intangible assets, net	34	52
Goodwill	2,842	2,842
Total assets	$242,172	$252,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,471	$56,088
Billings in excess of costs and estimated earnings	67,309	72,664
Accrued expenses and other current liabilities	23,266	26,067
Distributions and dividends payable	812	5,696
Current portion of capital leases	1,582	2,198
Current portion of long-term debt	6,046	5,679
Total current liabilities	147,486	168,392
Long-term debt, net of current portion	25,324	26,624
Long-term capital leases, net of current portion	—	341
Deferred tax liabilities	1,429	1,425
Total liabilities	174,239	196,782
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 0 outstanding	—	—
Common stock—$.0001 par value; authorized: 90,000,000 shares; 32,477,364 and 29,977,339 issued and outstanding at June 30, 2009 and December 31, 2008	3	3
Additional paid-in capital	34,796	34,796
Retained earnings	33,031	20,528
Accumulated other comprehensive income	103	103
Total stockholders’ equity	67,933	55,430
Total liabilities and stockholders’ equity	$242,172	$252,212

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$126,900	$142,444	$255,638	$311,835
Cost of revenues	105,977	127,810	219,987	280,988
Gross profit	20,923	14,634	35,651	30,847
Selling, general and administrative expenses	8,388	6,622	16,002	14,623
Operating income	12,535	8,012	19,649	16,224
Other income (expense):
Income from non-consolidated entities	1,736	1,204	3,903	3,027
Foreign exchange gain (loss)	(26)	(41)	203	(22)
Interest income (expense) net	(334)	(147)	(594)	(224)
Income before provision for income taxes	13,911	9,028	23,161	19,005
Provision for income taxes	(5,331)	(259)	(8,941)	(454)
Net income	$8,580	$8,769	$14,220	$18,551
Basic earnings per share	$0.26	$0.37	$0.45	$0.79
Diluted earnings per share	$0.26	$0.37	$0.44	$0.79
Weighted average common shares outstanding
Basic	32,477	23,587	31,303	23,587
Diluted	32,835	23,587	32,477	23,587
Pro forma net income data—2008:
Income before provision for income tax, as reported		$9,028		$19,005
Adjustments for provision for income tax		(3,593)		(7,564)
Pro forma adjusted net income		$5,435		$11,441
Pro forma earnings per share
Basic		$0.23		$0.49
Diluted		$0.23		$0.49

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$8,580	$8,769	$14,220	$18,551
Adjustments to reconcile net income to net cash provided by:
Depreciation and amortization	2,089	1,529	3,990	2,967
Amortization of other intangible assets	9	9	18	18
Gain on sale of property and equipment	(375)	(344)	(1,499)	(484)
Income from non-consolidated entities	(1,736)	(1,204)	(3,903)	(3,027)
Non-consolidated entity distributions	—	—	3,400	566
Changes in assets and liabilities:
Restricted cash	(94)	(860)	2,785	781
Accounts receivable	(11,270)	26,288	(4,657)	30,032
Costs and estimated earnings in excess of billings	(157)	1,138	147	(7,829)
Prepaid expenses, inventory and other current assets	4,702	(150)	1,471	69
Other assets	(334)	370	(116)	884
Accounts payable	301	(12,879)	(7,617)	(13,528)
Billings in excess of costs and estimated earnings	(1,881)	2,356	(5,355)	12,080
Deferred income tax	4	—	4	—
Accrued expenses and other current liabilities	(3,969)	2,305	(2,095)	273
Other long-term liabilities	—	16	—	29
Net cash provided (used) by operating activities	(4,131)	27,343	793	41,382
Cash flows from investing activities:
Purchase of property and equipment	(1,888)	(2,148)	(3,077)	(3,665)
Sale (purchase) of short-term investments	10,075	—	(55)	—
Advances to non-consolidated entities	(1,036)	—	(1,036)	—
Proceeds from sale of property and equipment	402	619	1,652	787
Net cash provided (used) in investing activities	7,553	(1,529)	(2,516)	(2,878)
Cash flows from financing activities:
Repayment of long-term debt	(1,461)	(1,726)	(3,956)	(3,180)
Repayment of capital leases	(482)	—	(957)	—
Repurchase of warrants	(11)	—	(93)	—
Dividends	(812)	—	(1,561)	—
Cash distributions to stockholders	—	(11,903)	(4,947)	(18,018)
Net cash provided (used) in financing activities	(2,766)	(13,629)	(11,514)	(21,198)
Net change in cash and cash equivalents	656	12,185	(13,237)	17,306
Cash and cash equivalents at beginning of the period	59,125	68,087	73,018	62,966
Cash and cash equivalents at end of the period	$59,781	$80,272	$59,781	$80,272

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash paid during the period for:
Interest	$538	$521	$1,057	$1,207
Income taxes	$7,704	$259	$11,100	$454

Non-cash activities
Obligations incurred for the acquisition of property and equipment leases	$—	$7,075	$3,023	$7,075

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations—Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P., Stellaris, LLC and ARB Ecuador, Ltda., collectively the “Company”, are engaged in various construction and engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

Note 2—Basis of Presentation

Interim consolidated financial statements—The interim condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2009 and 2008 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934. As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Second Quarter 2009 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 24, 2009, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2008.

The interim financial information for the three-month periods and six-month periods ended June 30, 2009 and 2008 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in this Second Quarter 2009 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, this unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  We applied the requirements of SFAS No. 165 beginning with this Second Quarter 2009 Report.  We evaluated all significant events or transactions that occurred after June 30, 2009 up to August 11, 2009, the date we issued these financial statements.  During this period, we identified one subsequent event that is described in Note 15 “Subsequent Event”.

Use of Estimates—The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates used in preparing these condensed consolidated financial statements include estimated costs to complete contracts, which have a direct effect on gross profit, estimates for worker’s compensation self insurance reserves, fair value estimates for financial assets and financial liabilities, reserves for bad debt and other accruals.

Revenue recognition—A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all fixed-price contracts. Under the percentage-of-completion method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenue and income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment and other unforeseen events. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full.

The caption “Costs and estimated earnings in excess of billings” represents the excess of contract revenues from fixed-priced contracts recognized under the percentage-of-completion method over billings to date. For those fixed-priced contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “Billings in excess of costs and estimated earnings”.

Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

In accordance with the terms of the contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be receivable in the following periods.

Note 3—Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three accounting pronouncements:

•                  FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (“SFAS”) No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed.  It is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures.

•              FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements.

•                  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

We adopted the three FASB Staff Positions above during the second quarter ended June 30, 2009, and adoption did not result in a material impact on our financial statements.

In April, 2009, the FASB issued Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, and provides guidelines for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement will be effective for any acquisition made after January 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 during the three months ended June 30, 2009, did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” amends FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the entity’s activities that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  SFAS 167 will be effective January 1, 2010.  The Company is currently evaluating the impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”.  SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for non-governmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4—Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. The 2008 adoption related to our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

In accordance with FASB Staff Position No. FAS-157-2, on January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities, which included goodwill and other intangible assets for purposes of impairment assessments. This adoption in 2009 did not have a material impact on the financial statements of the Company.

In general, fair values determined by Level 1 use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2009:
Cash and cash equivalents	$59,781	$59,781	—	—
Short-term investments	$15,091	$15,091	—	—
Assets as of December 31, 2008:
Cash and cash equivalents	$73,018	$73,018	—	—
Short-term investments	$15,036	$15,036	—	—

In addition to the assets listed in the table, other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company’s other financial instruments generally approximate fair market value based on the short-term nature of these instruments.

Note 5—Accounts Receivable

The following is a summary of accounts receivable:

	June 30, 2009	December 31, 2008
	(Unaudited)
Contracts receivable, net of allowance for doubtful accounts of $200	$78,514	$73,430
Retention	17,414	15,804
	95,928	89,234
Due from affiliates	—	17
Other accounts receivable	445	1,575
	$95,483	$90,826

Amounts “due from affiliates” primarily relate to amounts due from related parties (see Note 7, “Equity Method Investments” and Note 10, “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were $5,611 and $3,689 for the three months, and $11,319 and $9,341 for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and December 31, 2008 amounts due from Otay Mesa Power Partners totaling $696 and $1,340, respectively, are included in contracts receivable (see Note 7, “Equity Method Investments”).

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Costs incurred on uncompleted contracts	$1,003,956	$1,267,650
Provision for estimated (gain) loss on uncompleted contracts	(353)	700
Gross profit recognized	80,034	95,608
	1,083,637	1,363,958
Less: billings to date	(1,130,076)	(1,415,605)
	$(46,439)	$(51,647)

This net amount is included in the accompanying condensed consolidated balance sheet under the following captions:

	June 30, 2009	December 31, 2008
	(Unaudited)
Costs and estimated earnings in excess of billings	$20,870	$21,017
Billings in excess of cost and estimated earnings	(67,309)	(72,664)
	$(46,439)	$(51,647)

Note 7—Equity Method Investments

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB, one of the subsidiaries of the Company, acts as one of OMPP’s primary subcontractors and has contracts with OMPP totaling $45,319 as of June 30, 2009. ARB recognized $10,181 in related revenues in the six months ended June 30, 2009 and $9,341 in the six months ended June 30, 2008. These revenues are included in the contract revenues earned from related parties as stated in Note 5, “Accounts Receivable”.

	June 30, 2009	December 31, 2008
	(Unaudited)
Otay Mesa Power Partners—Joint Venture
Balance sheet data
Assets	$23,661	$48,775
Liabilities	18,663	50,540
Net assets	$5,298	$(1,765)
Company’s equity investment in venture	$979	$(706)

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Earnings data:
Revenue	$34,494	$26,140	$78,386	$48,176
Gross profit	$4,473	$2,944	$15,558	$7,324
Earnings before taxes	$4,475	$3,010	$15,563	$7,568
Company’s equity in earnings	$2,700	$1,204	$5,085	$3,027

OMPP distributed $8,500 to its equity holders during the six months ended June 30, 2009, of which the Company’s share was $3,400. The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of the related partner’s share as determined at the completion of the underlying contract. The deficit shown in the table above due to the excess distributions received as of December 31, 2008 was included in accrued expenses on the Company’s condensed consolidated balance sheet.

The Company has a 49% interest in ARB Arendal, SRL de CV (“ARB Arendal”), and accounts for this investment under the equity method. ARB Arendal engages in construction activities in Mexico. Because of the uncertainty on the outcome of the negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in and advances to ARB Arendal.  The Company wrote down the investment to $0 as of December 31, 2007, and has reserved advances of $1,036 made during the three months ended June 30, 2009 and has not recognized any earnings for the three and six months ended June 30, 2009 and 2008.

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.  The Company’s equity in earnings was $72 for the three months ended June 30, 2009 and a loss of $146 for the six months ended June 30, 2009.  This resulted in a net investment in All Day of $354 as of June 30, 2009.

Note 8—Accounts Payable and Accrued Liabilities

At June 30, 2009 and December 31, 2008, accounts payable includes retentions of approximately $8,546 and $7,741, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	June 30, 2009	December 31, 2008
	(Unaudited)
Payroll and related employee benefits	$8,571	$6,981
Insurance, including self-insurance reserves	10,308	9,994
Corporate income taxes and other taxes	1,234	2,807
Earn-out liability	—	615
Provision for estimated losses on uncompleted contracts	625	700
Accrued leases and rents	418	917
Accrued overhead cost	437	1,521
OMPP liability	—	706
Other	1,673	1,826
	$23,266	$26,067

Note 9—Credit Arrangements

On July 31, 2008, we completed a merger (“Merger”) of Rhapsody Acquisition Corp. and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”). Prior to the Merger, on March 2007, Former Primoris entered into a new revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all the assets of the Company. The Company can borrow up to $30,000 based on a defined rate of interest, and all amounts borrowed under the line of credit are due March 31, 2010. There were no amounts outstanding under the line of credit at June 30, 2009 or December 31, 2008, other than letters of credit issued in the amounts of $677 and $677, respectively, which reduces the amount available on the revolving line.

Also prior to the Merger, in January 2008, Former Primoris entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of June 30, 2009 and December 31, 2008, total commercial letters of credit outstanding under this credit facility totaled $4,822 and $4,981 (in U.S. dollars), respectively.

Note 10—Related Party Transactions

The Company has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). The largest stockholder, Chief Executive Officer, President and Chairman of the Board of Directors of the Company, Brian Pratt, also holds a majority interest in SIGI. In addition, the following two officers and/or directors of the Company also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

Two officers and/or directors of the Company also served as officers and directors of SIGI in the past, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

The Company leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the six months ended June 30, 2009 and 2008, the Company paid $394 and $373, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, the Company also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

The Company leased an airplane from SIGI for business use. During the six months ended June 30, 2009 and 2008, the Company paid $70 and $119, respectively, in lease payments to SIGI for use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31, 2009 when SIGI sold the airplane.

The Company leases certain property from Roger Newnham, a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the six-month period ended June 30, 2009 and 2008, the Company paid $171 and $149, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2009.

Note 11—Income Taxes and Pro Forma Net Income

Income Taxes

The effective tax rate for the three and six months ended June 30, 2009 was 38.3% and 38.6%, respectively. The rate for both the three months and six months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% due primarily to state income tax and the impact of the “Domestic Production Activity Deduction”.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, on January 1, 2007. As of June 30, 2009 and December 31, 2008, there were no recorded liabilities related to unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The effective tax rate for the three and six months ended June 30, 2008 was 2.9% and 2.4%, respectively, representing primarily Canadian and California income taxes. Through July 31, 2008, the date of the Merger, Former Primoris elected to be taxed in accordance with Subchapter S of the United States Internal Revenue Code (“Code”) and similar codes for certain states. While this election was in effect, the income was taxed for federal income tax purposes to the stockholders of Former Primoris. Accordingly, no provision for federal income tax was required by Former Primoris.

Pro Forma Net Income

Pro forma net income is shown on the condensed consolidated statements of income, and reflects an adjustment for income tax at the applicable statutory rates as if the Company had been taxed in accordance with Subchapter C of the Code since the beginning of 2008 using an effective tax rate of 39.8%.

Note 12—Dividends and Earnings Per Share

On March 16, 2009, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of March 31, 2009. The dividend, totaling $812, was paid on April 15, 2009.  Additionally, on May 19, 2009, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of June 30, 2009.  The dividend, totaling $812, was paid on July 15, 2009.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Numerator:
Net income	$8,580	$8,769	$14,220	$18,551
Net income (pro forma – 2008) – (1)	$8,580	$5,435	$14,220	$11,441
Denominator:
Weighted average shares for computation of basic earnings per share	32,477	23,587	31,303	23,587

Dilutive effect of warrants and units (2)	358	—	—	—

Dilutive effect of contingently issuable shares (3)	—	—	1,174	—

Weighted average shares for computation of diluted earnings per share	32,835	23,587	32,477	23,587

Basic earnings per share	$0.26	$0.37	$0.45	$0.79

Diluted earnings per share	$0.26	$0.37	$0.44	$0.79

Basic earnings per share (pro forma – 2008) – (1)	$0.26	$0.23	$0.45	$0.49

Diluted earnings per share (pro forma – 2008) – (1)	$0.26	$0.23	$0.44	$0.49

(1)               As discussed in Note 11—“Income Taxes and Pro Forma Net Income”, pro forma 2008 net income and earnings per share are shown on the condensed consolidated statements of income and reflect an adjustment for income tax at the applicable statutory rates as if the Company had been taxed in accordance with Subchapter C of the Code since the beginning of 2008 using an effective tax rate of 39.8 percent.

(2)               Represents the dilutive effect of 4,705,956 common stock warrants with a strike price of $5.00 per share and the effect of the Units available under the Unit Purchase Option (“UPO”) at a purchase price of $8.80 per Unit.  The UPO provides for the purchase of 450,000 Units.  Each Unit consists of one share of common stock plus one warrant to purchase a share of common stock at a strike price of $5.00 per share.

(3)               Represents the dilutive effect of 2,500,025 shares of Company stock that were issued to the Former Primoris stockholders on March 17, 2009. These shares were to be issued contingent upon attaining certain defined performance targets in 2008. It was determined that the targets would be met in September 2008 and were included as part of the diluted shares outstanding. Subsequent to the shares being issued on March 17, 2009, the shares were included as part of the basic weighted average shares outstanding.  No dilutive impact is included for an additional 2,500,000 shares of stock, which may be issued in 2010, contingent upon meeting a defined performance target for 2009.

Note 13—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancelable operating leases, which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities with respect to such property and equipment.

Certain of these leases are with related entities, which share similar ownership by stockholders, officers, and directors with the Company. The leases are classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases”.

Total lease expense during the three and six months ended June 30, 2009 amounted to approximately $1,851 and $3,859, respectively, including amounts paid to related parties of $289 and $565, respectively. Total lease expense during the three and six months ended June 30, 2008 amounted to approximately $1,700 and $3,800, including amounts paid to related parties of $261 and $521, respectively.

Letters of credit—At June 30, 2009 and December 31, 2008, the Company had letters of credit outstanding of approximately $5,498 and $5,658, respectively.

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

Bonding—As of June 30, 2009 and December 31, 2008, the Company had bid and payment/performance bonds issued and outstanding totaling $255,321 and $353,008, respectively.

Note 14—Reportable Operating Segments

The Company operates in two reportable segments: Construction Services and Engineering. In the following tables, all intersegment revenues and gross profit have been eliminated, which were immaterial.

The following table sets forth the Company’s revenue by segment for the three months ended June 30, 2009 and 2008:

	For the three months ended June 30,
	2009		2008
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$113,538	89.5%	$120,329	84.5%
Engineering	13,362	10.5%	22,115	15.5%
Total	$126,900	100.0%	$142,444	100.0%

The following table sets forth the Company’s revenue by segment for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30,
	2009		2008
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$223,509	87.4%	$266,697	85.5%
Engineering	32,129	12.6%	45,138	14.5%
Total	$255,638	100.0%	$311,835	100.0%

The following table sets forth the Company’s gross profit by segment for the three months ended June 30, 2009 and 2008:

	For the three months ended June 30,
	2009		2008
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$19,656	17.3%	$13,203	11.0%
Engineering	1,267	9.5%	1,431	6.5%
Total	$20,923	16.5%	$14,634	10.3%

The following table sets forth the Company’s gross profit by segment for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30,
	2009		2008
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$32,675	14.6%	$27,999	10.5%
Engineering	2,976	9.3%	2,848	6.3%
Total	$35,651	14.0%	$30,847	9.9%

Revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	For the six months ended June 30,
	2009		2008		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2009	December 31, 2008
	(Unaudited)				(Unaudited)
United States	$230,826	90.3%	$302,522	97.0%	$219,999	$231,642
Canada	12,334	4.8%	9,112	2.9%	14,658	12,514
Ecuador	12,478	4.9%	201	0.1%	7,515	8,056
	$255,638	100.0%	$311,835	100.0%	$242,172	$252,212

Note 15—Subsequent Event

On July 22, 2009, the Company announced that it has begun demobilization at Chevron Corp’s Richmond Refinery located in Contra Costa, California.  Primoris’ wholly-owned subsidiary, ARB, Inc., had been constructing a hydrogen plant at the Richmond facility under contract from Praxair, Inc. since September 2008, with completion expected in the first calendar quarter of 2010. As announced by the Company on July 9, 2009, a California state judge’s ruling halted construction at Richmond following opposition from environmental groups and what the judge identified as inadequacies in Chevron’s environmental impact report. On July 20, 2009, Chevron filed an appeal to overturn the judge’s order. The future of the project remains in question until the appeals court can decide the issues.

Approximately 160 Primoris personnel were assigned to the Richmond project. Approximately one-half of these workers will remain on site, as permitted by the judge’s order, to assist with demobilization and site preservation, with a smaller contingent potentially remaining on site for preservation post- demobilization. The remaining one-half of the Richmond workforce were reassigned to other Company projects or laid-off. Praxair has continued to meet all of its contractual obligations to Primoris. At June 30, 2009, the Company estimates that the backlog associated with the Richmond contract was approximately $52.0 million, which, based on the scheduled project completion date, would have been realized over the next three quarters.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings with the SEC, completely, and with the understanding that our actual future results may be materially different from what we expect.

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

Introduction

Primoris Services Corporation is a holding company with various subsidiaries that cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

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

On July 31, 2008, we completed a merger (“Merger”) of Rhapsody Acquisition Corp. (“Rhapsody”) and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”). Unless specifically noted otherwise, as used throughout this Quarterly Report on Form 10-Q, “Primoris”, the “Company” or “we,” “our,” or “us” refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the Merger on July 31, 2008, between Rhapsody and Former Primoris as the context requires. “Rhapsody” refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the Merger.

The Merger was accounted for as a reverse acquisition. Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the Merger. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Primoris issuing stock for our net assets, accompanied by a recapitalization. Our pre-Merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded.

We make available free of charge through our Internet Website our press releases, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the SEC and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630, and our telephone number is (949) 598-9242. Our Website address is www.primoriscorp.com. The information on our Website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

We provide services in the following two segments:

Construction Services Segment:

The Construction Services segment specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

•                  Providing installation of underground pipeline, cable and conduits for entities primarily in the petroleum, petrochemical and water industries;

•                  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries; and

•                  Providing installation of complex commercial and industrial cast-in-place structures.

Engineering Segment:

The Engineering segment specializes in designing, supplying and installing high-performance furnaces, heaters, burner management systems and related combustion and process technologies for clients in the oil refining, petrochemical and power generation industries. It also furnishes turnkey project management with the technical expertise and the ability to deliver custom engineering solutions worldwide.

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

Visibility into the current economic issues and how these will impact the Company, especially in the United States, remains murky. While we currently have adequate backlog and projects to bid, we are uncertain as to the impact of the current global financial turmoil will affect our clients.  In addition, our competitive environment is seeing some migration into our market segment from other industries experiencing higher levels of stress.

Seasonality and cyclicality

Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients’ budget cycles have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter. Absent the awarding and construction of a large project, revenues tend to be lowest in our first fiscal quarter.

Results of operations

Revenues, gross profit, operating income and net income for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009		2008
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$126,900	100.0%	$142,444	100.0%
Gross profit	20,923	16.5%	14,634	10.3%
Selling, general and administrative expense	8,388	6.6%	6,622	4.6%
Operating income	12,535	9.9%	8,012	5.6%
Other income (expense)	1,376	1.1%	1,016	0.7%
Income before income taxes	13,911	11.0%	9,028	6.3%
Income tax provision (1)	(5,331)	(4.2)%	(259)	(0.2)%
Net income	$8,580	6.8%	$8,769	6.2%
Net income per share:
Basic	$0.26		$0.37
Diluted	$0.26		$0.37
Weighted average common shares outstanding
Basic	32,477		23,587
Diluted	32,835		23,587

	Six Months Ended June 30,
	2009		2008
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$255,638	100.0%	$311,835	100.0%
Gross profit	35,651	14.0%	30,847	9.9%
Selling, general and administrative expense	16,002	6.3%	14,623	4.7%
Operating income	19,649	7.7%	16,224	5.2%
Other income (expense)	3,512	1.4%	2,781	0.9%
Income before income taxes	23,161	9.1%	19,005	6.1%
Income tax provision (1)	(8,941)	(3.5)%	(454)	(0.1)%
Net income	$14,220	5.6%	$18,551	5.9%
Net income per share:
Basic	$0.45		$0.79
Diluted	$0.44		$0.79
Weighted average common shares outstanding
Basic	31,303		23,587
Diluted	32,477		23,587

(1)              As discussed in “Provision for income taxes” and “Pro forma net income data” below, the Company made a change in our tax status from that of Subchapter S of the Internal Revenue Code (“S-Corporation”) to that of Subchapter C of the Internal Revenue Code as part of the Merger in July 2008.  After the Merger, the combined entity became subject to federal and state income tax in the jurisdictions in which we do business.  Prior to the Merger, as an S-Corporation, we had no provision for federal income tax and only minimal provision for state income tax.

Revenue for the three and six months ended June 30, 2009 were $126.9 and $255.6 million, respectively, a decrease of $15.5 and $56.2 million, or 10.9% and 18.0%, respectively, compared to the same periods in 2008. During the year 2008, we attained record levels of revenue and operating income, and have seen a decrease in both the Construction Services and Engineering segments during the three and six months ended June 30, 2009, which is in part a result of  the current economic issues in the marketplace, especially in the United States.  The decrease in revenues compared to the same period a year ago were due primarily to decreased revenues in refining sector projects and water and wastewater sector projects and the performance of an unusually large engineering project during 2008, partially offset by increased revenue in underground projects, and from our Ecuador subsidiary.

Gross profit increased by $6.3 and $4.8 million, or 43.0% and 15.6%, for the three and six months ended June 30, 2009 compared to the same periods in 2008 due primarily as a result of increased profitability in underground and power projects. This gain is partially offset by reduced revenues and margins in refining sector projects and third party equipment rentals.  Gross profit as a percent of revenues increased to 16.5% and 14.0% during the three and six months ended June 30, 2009 from 10.3% and 9.9 % in the same periods of 2008. The three and six months ended June 30, 2009 benefited from higher margin industrial work in the petroleum and power sectors as compared to lower margin work on industrial projects in the refining sector in the prior year periods.

Geographic areas financial information

Revenue by geographic area for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended June 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$230,826	90.3%	$302,521	97.0%
Canada	12,334	4.8%	9,112	2.9%
Ecuador	12,478	4.9%	201	0.1%
Total Revenue	$255,638	100.0%	$311,835	100.0%

Note that revenue is attributed to the countries based on our reporting entity that records the transaction and not the location of the client or job site.

Segment Results

The following discussion describes the significant factors contributing to the results of our two operating segments.

Construction Services Segment

Revenue and gross profit for the Construction Services segment for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$113,538		$120,329
Gross Profit	$19,656	17.3%	$13,203	11.0%

	Six Months Ended June 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$223,509		$266,696
Gross Profit	$32,675	14.6%	$27,999	10.5%

Revenue for the Construction Services segment decreased by $6.8 and $43.2 million, or 5.6% and 16.2%, respectively, for the three and six months ended June 30, 2009, compared to the same periods in 2008. These revenue decreases were due primarily to reduced revenues for projects in the refining and water and wastewater sectors compared to the same period in 2008. The revenue decrease for the six months ended June 30, 2009 were offset by increased revenue of $29.8 million in underground projects, including pipeline, cable and conduit projects, reflecting significant work begun at the end of 2008 and early 2009. Revenue generated by our subsidiary in Ecuador for the six months ended June 30, 2009 increased by $12.3 million due to two ongoing projects.

Despite lower revenues, the Construction Services segment gross profit increased by $6.5 and $4.7 million, or 48.9% and 16.7%, respectively, for the three and six months ended June 30, 2009, compared to the same period of 2008. The increase resulted primarily from improved margins as a percent of revenue on completed or near completed projects. The margins improved from 11.0% and 10.5% for the three and six months ended June 30, 2008 to 17.3% and 14.6% for the three and six months ended June 30, 2009. Of the $6.5 million gross profit increase in the three months ended June 30, 2009 (“Second Quarter 2009”) as compared to the same period in 2008, approximately $2.8 million was due to increased profitability in underground projects, and approximately $3.8 million was due to increased profitability in industrial projects, which were partially offset by $0.9 million in reduced third party equipment rentals. The gross profit margins increased primarily due to a shift in business mix from lower margin industrial projects in the refining sector, to higher margin industrial projects in the petroleum and power sectors, during the three and six months ended June 30, 2009.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$13,362		$22,115
Gross Profit	$1,267	9.5%	$1,431	6.5%

	Six Months Ended June 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$32,129		$45,138
Gross Profit	$2,976	9.3%	$2,848	6.3%

Revenue decreased by $8.8 and $13.0 million, or 39.6% and 28.8%, respectively, for the three and six months ended June 30, 2009, compared to the same periods in 2008. These decreases were due primarily to the impact of an unusually large project in the prior year, whereas very little activity and revenue was recorded in the first six months ended June 30, 2009, during which we provided startup assistance to the client.  We anticipate final project acceptance in 2009.

Engineering segment gross profit decreased by $0.2 million, or 11.5%, for the Second Quarter 2009, compared to the same period in 2008, and increased by $0.1 million or 4.5% for the six months ended June 30, 2009, compared to the same period in 2008. The decrease for the Second Quarter 2009, compared to the same period in 2008, is due to lower margins and profit write-backs on certain alliance projects partially offset by a profit improvement on a larger project, nearing completion later in 2009. The increase for the six months ended June 30, 2009, compared to the same period in 2008  is due to higher gross profit margins in the Canadian operation, despite a decrease in revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased by $1.8 million, or 26.7%, for the Second Quarter 2009 compared to the same period in 2008. The change was mainly due to a net increase in reporting and compliance costs associated with being a public company of $0.8 million, an increase in long-term incentive compensation costs of $0.6 million and an increase of $0.2 million in depreciation expense.

The SG&A increase of $1.4 million for the six months ended June 30, 2009 was net of a gain on the sale of operating equipment of $1.5 million recorded in SG&A as part of our fleet upgrade program.  Under this program, we routinely turn over our equipment during the first part of the fiscal year.  A gain on sale of $0.5 million was recorded during the same period in the prior year.  Excluding the increased gain on sale, the increase in SG&A was $2.4 million for the six months ended June 30, 2009.  The increase was due primarily to increased long-term incentive compensation of $1.2 million, an increase of $0.5 in public company reporting and compliance costs, and an increase of $0.3 million in depreciation expense.

SG&A as a percentage of revenue increased to 6.6% for the Second Quarter 2009, from 4.6% for the same period in 2008 and 6.3% for the six months ended June 30, 2009 compared to 4.7% for the same period in the prior year. The increased percentage for both the Second Quarter 2009 and the six months ended June 30, 2009, was due to the increased costs discussed above as well as due to the relatively fixed nature of administrative and management expenses, which did not decrease proportionally with the decreased revenues.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$1,736	$1,204
Foreign exchange gain (loss)	(26)	(41)
Interest income (expense), net	(334)	(147)
Total other income	$1,376	$1,016

	Six Months Ended June 30,
	2009	2008
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$3,903	$3,027
Foreign exchange gain (loss)	203	(22)
Interest income (expense), net	(594)	(224)
Total other income	$3,512	$2,781

For the Second Quarter 2009, we recognized income of $2.7 million from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California, which we expect to complete later in 2009.  We also recognized income of $0.1 million from the All Day Electric joint venture (“All Day”), an electrical construction project in Northern California.  The income recognized for OMPP and All Day was offset by an impairment charge of $1.0 million on certain advances made to ARB Arendal, SRL de CF (“ARB Arendal”).  The Company has a 49% interest in ARB Arendal and accounts for this investment under the equity method.  Because of uncertainty on the outcome of the continuing negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in and advances to ARB Arendal, recording an impairment charge in prior periods.  Under a separate agreement with ARB Arendal, the Company was required to make an advance of working capital funds to the venture during the three months ended June 30, 2009.  The Company believes the investment in the venture remains impaired, pending the outcome of the customer negotiations, and recorded an impairment charge of $1.0 million during the Second Quarter.

Comparing the same three month period in 2008, income from non-consolidated joint ventures consisted of income of $1.2 million from the OMPP joint venture. The total income for the first six months of 2009 from OMPP was $5.1 million as compared with $3.0 million for the same period in 2008. The total loss from All Day for the first six months of 2009 was $0.2 million.

Foreign exchange results for the three and six months ended June 30, 2009 and for the same period in 2008 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Interest income decreased by $0.2 million and $0.5 million for the three and six months ended June 30, 2009 compared to the same period in 2008. This was due to declining interest rates, as well as our decision to invest excess cash balances in Treasury bills and certificates of deposit (“CDs”) rather than commercial paper. Interest expense for both the three and six months ended June 30, 2009 was approximately the same, compared to the same period in 2008.

Provision for income taxes

Our provision for income tax increased $5.1 million for the three months ended June 30, 2009 to $5.3 million, and $8.5 million for the six months ended June 30, 2009 to $8.9 million, compared to the same period in 2008, as a result of a change in our tax status from that of Subchapter S of the Internal Revenue Code (“S-Corporation”) to that of Subchapter C of the Internal Revenue Code (“C-Corporation”) as part of the Merger. Thereafter, the combined entity became subject to federal and state income tax in the jurisdictions in which we do business, including California. With the change in tax status, our effective tax rate for the Second Quarter 2009 was 38.3%. Prior to the Merger, as an S-Corporation, we had no provision for federal income tax and only minimal provision for state income tax.

Pro forma net income data

Pro forma information concerning the income tax provision as if we were taxed as a C-Corporation for the three and six months ended June 30, 2008 compared to the actual three and six months ended June 30, 2009 is shown as follows:

	Three Months Ended June 30,
	As reported 2009	Pro forma 2008
	(Thousands, except per share amounts)
Income before provision for income tax, as reported	$13,911	$9,028
Provision for income tax	(5,331)	(3,593)
Net income	$8,580	$5,435
Earnings per share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

	Six Months Ended June 30,
	As reported 2009	Pro forma 2008
	(Thousands, except per share amounts)
Income before provision for income tax, as reported	$23,161	$19,005
Provision for income tax	(8,941)	(7,564)
Net income	$14,220	$11,441
Earnings per share:
Basic	$0.45	$0.49
Diluted	$0.44	$0.49

The estimated pro forma tax provision amount was calculated at an effective statutory tax rate of approximately 39.8% for the three and six months ended June 30, 2008, respectively.

Liquidity and Capital Resources

Recent global market and economic conditions have been, and continue to be, disruptive and volatile, having an adverse impact on financial markets in general. The volatility has reached unprecedented levels. As a result of concern about the stability of the markets and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. To date, the Company’s cost and availability of funding has not been adversely affected by illiquid credit markets, and we do not expect it to be materially impacted in the near future.

At June 30, 2009, our balance sheet included a net cash balance of $59.8 million, and an additional $15.1 million in short-term investments. We continue to have borrowing capacity for our foreseeable needs based on our current cash flow forecast. We currently have a $30 million credit facility, which expires on March 31, 2010, and a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At June 30, 2009, $5.5 million was outstanding on these two facilities representing issued letters of credit.

Cash Flows

Cash flows during the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands)
Change in cash:
Net cash provided (used) by operating activities	$793	$41,382
Net cash provided (used) in investing activities	(2,516)	(2,878)
Net cash provided (used) in financing activities	(11,514)	(21,198)
Net change in cash	$(13,237)	$17,306

Operating Activities

The source and use of our cash flow from operating activities and the use of a portion of that cash in our operations for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands)
Operating Activities:
Operating income	$19,649	$16,224
Depreciation and amortization	3,990	2,967
Amortization of other intangible assets	18	18
Gain on sale of property and equipment	(1,499)	(484)
Changes in assets and liabilities	(15,433)	22,791
Non-consolidated entity distributions	3,400	566
Foreign exchange gain (loss)	203	(22)
Interest income (expense), net	(594)	(224)
Provision for income taxes	(8,941)	(454)
Net cash provided (used) by operating activities	$793	$41,382

Capital expenditures – Cash	$(3,077)	$(3,665)
Capital expenditures - Financed	$(3,023)	$(7,075)

The changes in assets and liabilities decreased operating cash flow by $15.4 million during the six months ended June 30, 2009. The components of this change are included in the consolidated statements of cash flow. The significant changes include:

•                  a $4.7 million increase in accounts receivable;

•                  a $7.6 million decrease in accounts payable;

•                  billings in excess of costs and estimated earnings decreased by $5.4 million;

•                  accrued expenses and other current liabilities decreased by $2.1 million;

•                  inventory, prepaids and other current assets decreased by $1.5 million; and

•                  restricted cash decreased by $2.8 million.

As of June 30, 2009, accounts receivable represented 39.4% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. The increases in accounts receivable and the reductions in accounts payable as of June 30, 2009 are due primarily to the timing of our billings to clients and payments to our vendors related to various construction projects.

The decrease in billings in excess of costs and estimated earnings was principally due to the timing of the billings on certain projects and the nature and type of projects.

Investing activities

We purchased property and equipment for $6.1 million during the six months ended June 30, 2009, as compared to $10.7 million during the same period in 2008. These purchases were principally for our construction activities. We paid $3.1 million in cash for the purchases and incurred $3.0 million in additional loan obligations, secured by the underlying equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the availability of equipment when needed. In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we sold $10.1 million of short-term investments during the Second Quarter 2009, which primarily consisted of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Financing activities

Financing activities required the use of $11.5 million during the six months ended June 30, 2009. Significant transactions using cash flows from financing activities included:

•                  Cash distributions of $4.9 million were paid to the Former Primoris stockholders during the six months ended June 30, 2009. We provided distributions to the Former Primoris stockholders during the period that the Company was an S-Corporation, principally to allow them to pay their personal income tax liability stemming from the profits of the Company. This final distribution to Former Primoris stockholders was made in accordance with the terms of the merger agreement as part of the Merger.

•                  $4.0 million during the six months ended June 30, 2009 in repayment of long-term debt as compared to $3.2 for the same period of 2008, based on scheduled maturities of such debt.

•                  $0.8 million was paid as dividends to our stockholders during the Second Quarter 2009 (representing a dividend of $0.025 per share) with a total of $1.6 million paid during the six months ended June 30, 2009.

•                  $0.1 million for the re-purchase of our warrants during the six months ended June 30, 2009.

Capital Requirements

We believe that we will be able to support our ongoing working capital needs through cash on hand, short-term investments, operating cash flows and our existing credit facilities, which will be adequate to cover our operational and business needs for the next twelve months.

During the six months ended June 30, 2009, our operations used net cash of $0.2 million, compared to $41.4 million of cash provided in the same period of 2008. For the six months ended June 30, 2008, we experienced a substantial cash inflow of $12.1 million relating to billings in excess of costs and estimated earnings, meaning that we received cash prior to performing the required construction or engineering work. For the six months ended June 30, 2009, we experienced a decrease in cash as we used $5.4 million to pay in advance to complete the work to be performed. This change in cash typically will vary based on the timing of work and the related contractual billings on our projects.

Common Stock

Prior to the Merger, Former Primoris was a non-publicly traded entity with 4,368 shares outstanding. At the time of the Merger, each Former Primoris share was converted into 5,400 shares of our common stock, totaling 23,587,200 shares. Additionally, as part of the merger agreement, two foreign managers of Former Primoris were issued 507,600 shares of common stock. All of these shares were subject to a sale restriction that expired on July 31, 2009.

In addition, the merger agreement provided for a potential issuance of 5,000,000 shares of common stock to the Former Primoris stockholders for the years ended December 31, 2008 and 2009, if the Company achieves specific annual financial targets. We achieved the 2008 financial target in the third quarter of 2008 and 2,500,025 shares of common stock were issued to the Former Primoris stockholders during March 2009.

The Company has outstanding 4,705,956 redeemable warrants, each of which entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company (“Warrant”).  Additionally, the Company’s underwriter has a Unit Purchase Option that includes the right to purchase 450,000 Units at $8.80 per share.  For the period up to October 2, 2010, each Unit is comprised of one share of common stock and one Warrant.  For the period from October 3, 2010 to October 2, 2011, the expiration date of the Unit Purchase Option, each Unit is comprised of one share of common stock.

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

In October 2008, we terminated a lease on an older airplane, and on October 17, 2008, we entered into a note agreement through our subsidiary, Stellaris, LLC, for $3.8 million with a bank to finance the purchase of a replacement airplane for business use. The note is secured by the airplane and all related parts and equipment. The terms of the note calls for 59 monthly payments of principal and interest of $43,000 which began November 10, 2008, followed by one installment payment of $2.1 million in addition to any accrued and outstanding interest due. The note accrues interest at a rate of 5.6% annually. The note allows for prepayment with certain prepayment penalties if exercised in less than 36 months, and after that, the loan can be paid in full without penalty.

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

In January 2008, we entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada for an amount up to 10 million in Canadian dollars. The credit facility, with a Canadian bank, is for a term of 5 years and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars.

Our subsidiaries and we enter into agreements with banks for the banks to issue letters of credit to clients or potential clients for the following purposes:

•                  Born Heaters Canada, one of our subsidiaries, has entered into contracts for the delivery of engineered equipment, which require letters of credit. These letters of credit may be drawn upon by the client in instances where Born Heaters Canada fails to provide the contracted services or equipment. Most of these letters of credit are for Canadian exports, 90% of that amount is guaranteed by the Economic Development Bank of Canada against “unfair” calling.

•                  Insurance companies may from time to time require letters of credit to cover the risk of insurance deductible programs. These letters of credit can be drawn upon by the insurance company if we fail to pay the deductible of certain insurance policies in case of a claim.

The Bank of America line of credit agreement and the Canadian credit facility dated January 2008 contain restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements. We were in compliance with all restrictive covenants during and as of the six months ended June 30, 2009. None of these covenants are considered restrictive to our business.

Related Party Transactions

We have entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). Our largest stockholder, Chief Executive Officer, President and Chairman of the Board of Directors, Brian Pratt, also holds a majority interest in SIGI. In addition, two of our officers and/or directors also serve as officers and/or directors of SIGI (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary).

Two of our officers and/or directors also served as officers and directors of SIGI in the past, including John P. Schauerman (president and director) and Scott Summers (vice president and director).

We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the six months ended June 30, 2009 and 2008, we paid $394 and $373, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, we also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

The Company leased an airplane from SIGI for business use, from May 1, 2004 until the airplane was sold on March 31, 2009. During the six months ended June 30, 2009 and 2008, we paid $70 and $119, respectively, in lease payments to SIGI for the use of the airplane.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the six months ended June 30, 2009 and 2008, we paid $171 and $149, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2009.

Contractual Obligations

As of June 30, 2009, we had $33.0 million of outstanding long-term debt and capital lease obligations.

A summary of contractual obligations as of June 30, 2009 is as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Long-term debt and capital lease obligations	$32,952	$7,628	$13,226	$12,098	$—
Interest on long-term debt	4,632	1,739	2,276	617	—
Equipment operating leases	6,901	3,067	3,751	83	—
Equipment operating leases—related parties	—	—	—	—	—
Real property leases	4,657	1,470	2,138	1,049	—
Real property leases—related parties	7,147	931	1,743	1,816	2,657
	$56,289	$14,835	$23,134	$15,663	$2,657
Stand-by letters of credit	$5,498	$1,337	$4,161	$—	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material, off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At June 30, 2009, we had letters of credit outstanding of $5.5 million.

•                  Equipment operating leases with a balance of $6.9 million at June 30, 2009.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2009, we had $255 million in outstanding bonds.

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

At June 30, 2009, our total backlog of $271.0 million decreased $71.6 million, or 20.9%, from $342.7 million as of June 30, 2008. The backlog includes approximately $ 52.0 million related to the recently announced demobilization at Chevron Corp’s Richmond Refinery project located in Contra Costa, California. The project had been halted by a judge’s ruling following opposition from environmental groups and what the judge identified as inadequacies in Chevron’s environmental impact report. Chevron filed an appeal to overturn the judge’s order. The future of the project remains in question until the appeals court can decide the issues. The project, under contract from Praxair, Inc, was in process since September 2008. Excluding the $52.0 million impact on backlog for the Chevron project, net backlog would be $219.0 million.  We expect that approximately $149.0 million, or 68.0%, of the net backlog at June 30, 2009, will be recognized as revenue during the remainder of 2009.

Backlog by operating segment at June 30, 2009 and 2008 was as follows:

	As of June 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Thousands)
Segment:
Construction Services	$233,165	86.0%	$252,234	73.6%
Engineering	37,872	14.0%	90,449	26.4%
	$271,037	100.0%	$342,683	100.0%

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

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter parties that are generally financial institutions to limit significant exposure with any one party.

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the condensed consolidated balance sheets approximate fair value at June 30, 2009 and December 31, 2008 due to the generally short maturities of these items. At June 30, 2009, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

At June 30, 2009, all of our long-term debt was under fixed interest rates.

As of June 30, 2009, we had one derivative financial instrument for the purpose of hedging future currency exchange in Canadian dollars. The contract enables us to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in January 2010. The related Canadian dollars purchased under contract were for $2.0 million CAD. The related gain or loss on this contract is not significant at June 30, 2009. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4T.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Executive Vice President, Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d -15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)                                 Changes in Internal Control Over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission (“SEC”). You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. The occurrence of any of the risk factors discussed in our filings with the SEC could harm our business, financial condition, results of operations or growth prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2009, we announced that we entered into a Rule 10b5-1 trading plan with CJS Securities, Inc. to facilitate the repurchase of up to $1 million of our common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase one share of our common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed.

From and including March 27, 2009 through May 15, 2009, CJS Securities completed the purchase of the Warrants subject to the limitations set forth in the plan.

The following lists the purchases made during the period March 27, 2009 through June 30, 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2009 through March 31, 2009(1)	169,400	$0.48	169,400	$918,181
April 1, 2009 through April 30, 2009(1)	19,100	$0.63	19,100	$—
May 1, 2009 through May 15, 2009(1)	—	$—	—	$—

(1)           The purchase offer was announced and commenced on March 27, 2009 and concluded at the close of business on May 15, 2009, pursuant to the terms of the plan. The Warrants purchased represented approximately 3.9% of the 4,894,456 redeemable Warrants outstanding as of March 26, 2009.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 19, 2009. The total number of shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting was 32,477,364 shares of which 27,415,806 were present at the meeting either in person or by proxy. The results of the votes for the following proposals were as follows:

Proposal 1. To elect three Class A Directors to hold office for a three-year term expiring at the Annual Meeting of the Stockholders to be held in 2012 or until their respective successors are elected and qualified:

•                  Brian Pratt — votes “For” — 26,015,942; votes “Withheld” — 1,399,864

•                  Thomas E. Tucker — votes “For” — 27,399,704; votes “Withheld” — 16,102

•                  Peter C. Brown — votes “For” — 27,399,704; votes “Withheld” — 16,102

In addition to the directors elected above, the following directors’ term of office continued after the meeting until subsequent annual meetings of stockholders:

Class B — Directors with terms expiring at the 2010 annual meeting of stockholders: :

•                  John P. Schauerman

•                  Stephen C. Cook

•                  Peter J. Moerbeek

Class C — Directors with terms expiring at the 2011 annual meeting of stockholders: :

•                  Eric S. Rosenfeld

•                  David D. Sgro

Proposal 2.  Approval of the Amendment and Restatement of our Third Amended and Restated Certificate of Incorporation to increase Authorized Shares:

•                     Votes “For” — 27,385,539

•                     Votes “Against” — 18,965

•                     Votes “Abstained” — 11,302

•                     Broker “Non-Votes” — 0

Proposal 3.  Ratify change of corporate name to “Primoris Services Corporation” and ratify corresponding change to our Certificate of Incorporation:

•                     Votes “For” — 27,404,604

•                     Votes “Against” — 0

•                     Votes “Abstained” — 11,202

•                     Broker “Non-Votes” — 0

Proposal 4.  Ratification of the appointment of Moss Adams LLP as our Independent Registered Public Account Firm for 2009:

•                     Votes “For” — 27,404,604

•                     Votes “Against” —0

•                     Votes “Abstained” — 11,202

•                     Broker “Non-Votes” — 0

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 19, 2008 by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation(1)
3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation(*)
3.2	Amended and Restated Bylaws of Primoris Services Corporation(2)
4.1	Specimen Unit Certificate(3)
4.2	Specimen Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(4)
4.4	Form of Unit Purchase Option granted to Representative(5)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer(*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer(*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer(*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer(*)

(*)                                 Filed herewith

(1)                                 Attached as an annex to the Registrant’s Registration Statement on Form S-4/A (File No. 333-150343) filed with the Securities and Exchange Commission on July 9, 2008 and incorporated herein by reference.

(2)                                 Filed as an exhibit to the Initial Filing of the Current Report on Form 8-K for July 31, 2008 (File No. 001-34145) filed with the Securities and Exchange Commission on August 6, 2008 and incorporated herein by reference.

(3)                                 Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-134694) filed with the Securities and Exchange Commission on June 2, 2006 and incorporated herein by reference.

(4)                                 Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (File No. 333-134694) filed with the Securities and Exchange Commission on August 28, 2006 and incorporated herein by reference.

(5)                                 Filed as an exhibit to Registrant’s Registration Statement on Form S-1/A (File No. 333-134694) filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 11, 2009	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer