Form 10-Q
period 2009-09-30
Primoris Services CORP
filed 2009-11-12
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
Do not check if a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 09, 2009, 32,642,546 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PRIMORIS SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,346	$73,018
Short-term investments	5,016	15,036
Restricted cash	6,536	11,111
Accounts receivable, net	81,810	90,826
Costs and estimated earnings in excess of billings	22,369	21,017
Deferred income taxes	6,182	5,591
Prepaid expenses, inventory and other current assets	4,256	5,856
Total current assets	206,515	222,455
Property and equipment, net	31,830	26,224
Other assets	24	191
Investment in non-consolidated entities	2,773	500
Goodwill	2,842	2,842
Total assets	$243,984	$252,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,609	$56,088
Billings in excess of costs and estimated earnings	73,037	72,664
Accrued expenses and other current liabilities	25,128	26,067
Distributions and dividends payable	812	5,696
Current portion of capital leases	1,093	2,198
Current portion of long-term debt	5,217	5,679
Total current liabilities	144,896	168,392
Long-term debt, net of current portion	22,478	26,624
Long-term capital leases, net of current portion	—	341
Deferred tax liabilities	1,434	1,425
Total liabilities	168,808	196,782
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 0 outstanding	—	—
Common stock—$.0001 par value; authorized: 90,000,000 shares; 32,477,364 and 29,977,339 issued and outstanding at September 30, 2009 and December 31, 2008	3	3
Additional paid-in capital	34,796	34,796
Retained earnings	40,165	20,528
Accumulated other comprehensive income	212	103
Total stockholders’ equity	75,176	55,430
Total liabilities and stockholders’ equity	$243,984	$252,212

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	$111,491	$146,737	$367,129	$458,572
Cost of revenues	92,415	125,634	312,402	406,622
Gross profit	19,076	21,103	54,727	51,950
Selling, general and administrative expenses	7,423	7,039	23,425	21,662
Merger related stock expense	—	3,675	—	3,675
Operating income	11,653	10,389	31,302	26,613
Other income (expense):
Income from non-consolidated entities	1,439	1,474	5,342	4,501
Foreign exchange gain (loss)	(170)	89	33	67
Interest income (expense) net	(308)	(132)	(902)	(356)
Income before provision for income taxes	12,614	11,820	35,775	30,825
Provision for income taxes	(4,667)	(1,734)	(13,608)	(2,188)
Net income	$7,947	$10,086	$22,167	$28,637
Basic earnings per share	$0.24	$0.36	$0.70	$1.15
Diluted earnings per share	$0.23	$0.32	$0.67	$1.10
Weighted average common shares outstanding
Basic	32,477	27,824	31,699	25,010
Diluted	34,048	31,063	33,128	26,093
Pro forma net income data—2008:
Income before provision for income tax, as reported		$11,820		$30,825
Adjustments for provision for income tax		(4,706)		(12,271)
Pro forma adjusted net income		$7,144		$18,554
Pro forma earnings per share
Basic		$0.26		$0.74
Diluted		$0.23		$0.71

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$7,947	$10,086	$22,167	$28,637
Adjustments to reconcile net income to net cash provided by: operating activities:
Depreciation and amortization	2,120	1,796	6,110	4,763
Amortization of other intangible assets	10	9	28	27
Merger related stock expense	—	3,675	—	3,675
Gain on sale of property and equipment	(1,684)	(344)	(3,183)	(724)
Income from non-consolidated entities	(1,440)	(1,474)	(5,343)	(4,502)
Non-consolidated entity distributions	—	2,754	3,400	3,320
Changes in assets and liabilities:
Restricted cash	1,790	(3,819)	4,575	(3,038)
Accounts receivable	13,673	(210)	9,016	29,822
Costs and estimated earnings in excess of billings	(1,499)	(3,923)	(1,352)	(11,752)
Prepaid expenses, inventory and other current assets	129	597	1,600	667
Other assets	363	(320)	247	564
Accounts payable	(8,862)	(2,880)	(16,479)	(16,408)
Billings in excess of costs and estimated earnings	5,728	6,520	373	18,600
Accrued expenses and other current liabilities	1,862	6,713	(233)	6,986
Deferred income tax	(586)	(2,769)	(582)	(2,769)
Other long-term liabilities	—	(1,315)	—	(1,286)
Net cash provided (used) by operating activities	19,551	15,096	20,344	56,582
Cash flows from investing activities:
Purchase of property and equipment	(4,965)	(5,576)	(8,042)	(9,241)
Proceeds from sale of property and equipment	2,580	437	4,232	1,120
Sale (purchase) of short-term investments	10,075	—	10,020	—
Advances to non-consolidated entities	—	—	(1,036)	—
Net cash provided (used) in investing activities	7,690	(5,139)	5,174	(8,121)
Cash flows from financing activities:
Proceeds from long-term debt	10,871	—	10,871	—
Repayment of long-term debt	(16,246)	(1,607)	(20,202)	(4,787)
Repayment of capital leases	(489)	—	(1,446)	—
Repayment of common stock	—	(3,331)	—	(3,331)
Proceeds from issuance of common stock	—	34,472	—	34,472
Repurchase of warrants	—	—	(93)	—
Dividends	(812)	—	(2,373)	—
Cash distributions to stockholders	—	(43,068)	(4,947)	(61,086)
Net cash provided (used) in financing activities	(6,676)	(13,534)	(18,190)	(34,732)
Net change in cash and cash equivalents	20,565	(3,577)	7,328	13,729
Cash and cash equivalents at beginning of the period	59,781	80,272	73,018	62,966
Cash and cash equivalents at end of the period	$80,346	$76,695	$80,346	$76,695

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash paid during the period for:
Interest	$398	$498	$1,456	$1,705
Income taxes	$5,093	$2,552	$16,193	$3,006

Non-cash activities
Obligations incurred for the acquisition of property and equipment leases	$1,700	$—	$4,723	$7,075

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations—Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P., Stellaris, LLC, Juniper Rock Corporation, and ARB Ecuador, Ltda., collectively the “Company”, are engaged in various construction and engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

Note 2—Basis of Presentation

Interim consolidated financial statements—The interim condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2009 and 2008 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934. As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Third Quarter 2009 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 24, 2009, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2008.

The interim financial information for the three-month periods and nine-month periods ended September 30, 2009 and 2008 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in this Third Quarter 2009 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, this unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

We follow GAAP set by the Financial Accounting Standards Board (“FASB”).  References to GAAP issued by the FASB in the footnotes in this Quarterly Report on Form 10-Q are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than referring to the various standard-setting sources of the past.  We have updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

As required in the Topic ASC 855 “Subsequent Events”, for this Third Quarter 2009 Report, we evaluated all significant events or transactions that occurred after September 30, 2009 up to November 12, 2009, the date we issued these financial statements.  During this period, we identified three subsequent events that are described in Note 15 “Subsequent Events”.

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

In accordance with the terms of the contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be receivable in the future periods.

Note 3—Recent Accounting Pronouncements

In July 2009, the FASB issued Financial Accounting Standards No. 168 “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”) which established the FASB Accounting Standards Codification (“Codification” or “ASC”) as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of SFAS 168, now codified in ASC 105 “Generally Accepted Accounting Principles”, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”).  SFAS 167 amends the previous FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) and sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the entity’s activities that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  SFAS 167 will be effective January 1, 2010.  The Company is currently evaluating the impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value”.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1) a valuation technique using quoted prices and;  2) a valuation technique consistent with ASC 820 “Measuring Liabilities at Fair Value”, such as a present value technique or a technique based on the amount the reporting entity would (a) pay to transfer the identical liability or would (b) receive to enter into the identical liability.  This update applies to all entities that measure liabilities at fair value within the scope of ASC 820 and is effective for financial statements issued for the period ended September 30, 2009.  We adopted this update during the third quarter ended September 30, 2009, and adoption did not result in a material impact on our financial statements.

Note 4—Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures”.  This ASC Topic defines fair value, establishes a framework for measuring fair value in GAAP, and requires certain disclosures about fair value measurements.  ASC 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis, which included goodwill and other intangible assets for purposes of impairment assessments.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, the Company’s financial assets that are required to be measured at fair value at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2009 - Unaudited:
Cash and cash equivalents	$80,346	$80,346	—	—
Short-term investments	$5,016	$5,016	—	—
Assets as of December 31, 2008:
Cash and cash equivalents	$73,018	$73,018	—	—
Short-term investments	$15,036	$15,036	—	—

In addition to the assets listed in the table, other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  Under ASC 820, the carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company’s other financial instruments generally approximate fair market value based on the short-term nature of these instruments.

Note 5—Accounts Receivable

The following is a summary of accounts receivable:

	September 30, 2009	December 31, 2008
	(Unaudited)
Contracts receivable, net of allowance for doubtful accounts of $200	$61,873	$73,430
Retention	19,766	15,804
	81,639	89,234
Due from affiliates	1	17
Other accounts receivable	170	1,575
	$81,810	$90,826

Amounts “due from affiliates” primarily relate to amounts due from related parties (see Note 7, “Equity Method Investments” and Note 10, “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were $9,472 and $5,803 for the three months, and $15,083 and $15,144 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008 amounts due from Otay Mesa Power Partners totaling $726 and $1,340, respectively, are included in contracts receivable (see Note 7, “Equity Method Investments”).

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Costs incurred on uncompleted contracts	$1,100,834	$1,267,650
Provision for estimated loss on uncompleted contracts	567	700
Gross profit recognized	95,714	95,608
	1,197,115	1,363,958
Less: billings to date	(1,247,783)	(1,415,605)
	$(50,668)	$(51,647)

This net amount is included in the accompanying condensed consolidated balance sheet under the following captions:

	September 30, 2009	December 31, 2008
	(Unaudited)
Costs and estimated earnings in excess of billings	$22,369	$21,017
Billings in excess of cost and estimated earnings	(73,037)	(72,664)
	$(50,668)	$(51,647)

Note 7—Equity Method Investments

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB, one of the subsidiaries of the Company, acts as one of OMPP’s primary subcontractors and has contracts with OMPP totaling $48,681 as of September 30, 2009. ARB recognized $13,158 in related revenues in the nine months ended September 30, 2009 and $14,842 in the nine months ended September 30, 2008. These revenues are included in the contract revenues earned from related parties as stated in Note 5, “Accounts Receivable”.

	September 30, 2009	December 31, 2008
	(Unaudited)
Otay Mesa Power Partners—Joint Venture
Balance sheet data
Assets	$13,550	$48,775
Liabilities	5,813	50,540
Net assets	$7,737	$(1,765)
Company’s equity investment in venture	$2,479	$(706)

	Three months ended September 30		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Earnings data:
Revenue	$19,229	$29,261	$97,615	$77,437
Gross profit	$2,439	$3,622	$17,997	$10,946
Earnings before taxes	$2,439	$3,686	$18,002	$11,254
Company’s equity in earnings	$1,500	$1,474	$6,585	$4,501

OMPP distributed $8,500 to its equity holders during the nine months ended September 30, 2009, of which the Company’s share was $3,400. The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of the related partner’s share of calculated profits as determined at the completion of the underlying contract. The deficit shown in the table above due to the excess distributions received as of December 31, 2008 was included in accrued expenses on the Company’s condensed consolidated balance sheet.

The Company has a 49% interest in ARB Arendal, SRL de CV (“ARB Arendal”), and accounts for this investment under the equity method. ARB Arendal engages in construction activities in Mexico. Because of the uncertainty on the outcome of the negotiations of ARB Arendal with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in and advances to ARB Arendal.  The Company wrote down the investment to $0 as of December 31, 2007, and has reserved advances of $1,036 made during the nine months ended September 30, 2009 and has not recognized any earnings for the three and nine months ended September 30, 2009 and 2008.

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.  The Company’s equity in earnings was a loss of $ 60 for the three months ended September 30, 2009 and a loss of $206 for the nine months ended September 30, 2009.  This resulted in a net investment in All Day of $294 as of September 30, 2009.

Note 8—Accounts Payable and Accrued Liabilities

At September 30, 2009 and December 31, 2008, accounts payable includes retentions of approximately $8,499 and $7,741, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	September 30, 2009	December 31, 2008
	(Unaudited)
Payroll and related employee benefits	$11,437	$6,981
Insurance, including self-insurance reserves	8,920	9,994
Corporate income taxes and other taxes	938	2,807
Earn-out liability	—	615
Provision for estimated losses on uncompleted contracts	567	700
Accrued leases and rents	363	917
Accrued overhead cost	843	1,521
OMPP liability	—	706
Other	2,060	1,826
	$25,128	$26,067

Note 9—Credit Arrangements

In March 2007, the Company entered into a new revolving line of credit agreement payable to a bank group with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line is secured by substantially all the assets of the Company. The Company can borrow up to $30,000 based on a defined rate of interest, and all amounts borrowed under the line of credit are due March 31, 2010. There were no amounts outstanding under the line of credit at September 30, 2009 or December 31, 2008, other than letters of credit issued in the amounts of $677 and $677, respectively, which reduces the amount available on the revolving line.  This revolving line of credit agreement was terminated in October 2009.  See Note 15 “Subsequent Events”.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million Canadian dollars. The credit facility with a Canadian bank is for a term of five years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of September 30, 2009 and December 31, 2008, total commercial letters of credit outstanding under this credit facility totaled $4,821 and $4,981 (in U.S. dollars), respectively.

During the third quarter 2009, the Company sold certain equipment and paid down a total of $17.6 million of the underlying construction equipment notes payable.  Additionally, the Company refinanced certain equipment with notes payable totaling $10.9 million.  The notes are payable over a five year period and include interest at 5.5% to 5.9% per annum.  Monthly principal and interest payments are due in the amount of $209, with the final payment due in September 2014.  The notes are secured by the related construction equipment.

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

The Company leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the nine months ended September 30, 2009 and 2008, the Company paid $613 and $561, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, the Company also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the equipment leases were terminated.

The Company leased an airplane from SIGI for business use. During the nine months ended September 30, 2009 and 2008, the Company paid $70 and $179, respectively, in lease payments to SIGI for use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31, 2009 when SIGI sold the airplane.

The Company leases certain property from Roger Newnham, a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the nine-month period ended September 30, 2009 and 2008, the Company paid $256 and $224, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2010.

Note 11—Income Taxes and Pro Forma Net Income

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2009 was 37.0% and 38.0%, respectively. The rate for both the three months and nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% due primarily to state income tax and offset by a 2% impact of the “Domestic Production Activity Deduction”.

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

As of September 30, 2009 and December 31, 2008, there were no recorded liabilities related to unrecognized tax benefits. Management does not anticipate that there will be a material change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

On July 31, 2008, we completed a merger (“Merger”) of Rhapsody Acquisition Corp. and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”).  Prior to the Merger, Former Primoris elected to be taxed in accordance with Subchapter S of the United States Internal Revenue Code (“Code”) and similar codes for certain states.  While this election was in effect, income was taxed for federal income tax purposes to the stockholders of Former Primoris. Accordingly, no provision for federal income tax was required by Former Primoris.  As a result, the effective tax rate for the nine months ended September 30, 2008 was 7.1%.  The effective tax rate for the three months ended September 30, 2008, now taxed at corporate rates for two of the three months, was 14.7%.  The low rate for this three-month period included the impact of a $3.0 million tax benefit for establishing our beginning deferred tax assets.

Pro Forma Net Income

Pro forma net income is shown on the condensed consolidated statements of income, and reflects an adjustment for income tax at the applicable statutory rates as if the Company had been taxed in accordance with Subchapter C of the Code since the beginning of 2008 using an effective tax rate of 39.8%.

Note 12—Dividends and Earnings Per Share

The Company declared cash dividends during the year on March 16, 2009, May 19, 2009 and August 7, 2009.  Each declaration represented a cash dividend of $0.025 per common share, payable to stockholders of record as of the end of each quarterly period.  The first quarterly dividend was paid on April 15, 2009, the second quarterly dividend was paid on July 15, 2009 and the third quarterly dividend is payable to stockholders of record as of September 30, 2009.  The third quarterly dividend, totaling $812 was paid on October 15, 2009.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Numerator:
Net income	$7,947	$10,086	$22,167	$28,637
Net income (pro forma – 2008) – (1)	$7,947	$7,114	$22,167	$18,554
Denominator:
Weighted average shares for computation of basic earnings per share	32,477	27,824	31,699	25,010

Dilutive effect of warrants and units (2)	1,571	1,581	650	531

Dilutive effect of contingently issuable shares (3)	—	1,658	779	552

Weighted average shares for computation of diluted earnings per share	34,048	31,063	33,128	26,093

Basic earnings per share	$0.24	$0.36	$0.70	$1.15

Diluted earnings per share	$0.23	$0.32	$0.67	$1.10

Basic earnings per share (pro forma – 2008) – (1)	$0.24	$0.26	$0.70	$0.74

Diluted earnings per share (pro forma – 2008) – (1)	$0.23	$0.23	$0.67	$0.71

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

(3)                Represents the dilutive effect of 2,500,025 shares of Company stock that were issued to the Former Primoris stockholders on March 17, 2009. These shares were to be issued contingent upon attaining certain defined performance targets in 2008.  The 2008 targets were met in September 2008 and were included as part of the diluted shares outstanding. Subsequent to the shares being issued on March 17, 2009, the shares were included as part of the basic weighted average shares outstanding. No dilutive impact is included for an additional 2,499,975 shares of stock, which may be issued in 2010, contingent upon meeting a defined financial performance target for 2009.  The Company has achieved approximately 90% of the 2009 performance target as of September 30, 2009.

Note 13—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancelable operating leases, which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities with respect to such property and equipment.

Certain of these leases are with related entities, which share similar ownership by stockholders, officers, and directors with the Company. The leases are classified as operating leases in accordance with ASC 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2009 amounted to approximately $1,481 and $4,775, respectively, including amounts paid to related parties of $303 and $868 respectively. Total lease expense during the three and nine months ended September 30, 2008 amounted to approximately $2,165 and $5,965, including amounts paid to related parties of $843 and $1,364 respectively.

Letters of credit—At September 30, 2009 and December 31, 2008, the Company had letters of credit outstanding of approximately $5,498 and $5,658, respectively.

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

Bonding—As of September 30, 2009 and December 31, 2008, the Company had bid and payment/performance bonds issued and outstanding totaling $207,381 and $353,008, respectively.

Note 14—Reportable Operating Segments

The Company operates in two reportable segments: Construction Services and Engineering. In the following tables, all intersegment revenues and gross profit have been eliminated, which were immaterial.

The following table sets forth the Company’s revenue by segment for the three months ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009		2008
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$99,643	89.4%	$116,807	79.6%
Engineering	11,848	10.6%	29,930	20.4%
Total	$111,491	100.0%	$146,737	100.0%

The following table sets forth the Company’s revenue by segment for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,
	2009		2008
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
Construction Services	$323,152	88.0%	$383,504	83.6%
Engineering	43,977	12.0%	75,068	16.4%
Total	$367,129	100.0%	$458,572	100.0%

The following table sets forth the Company’s gross profit by segment for the three months ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009		2008
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$17,754	17.8%	$19,333	16.6%
Engineering	1,322	11.2%	1,770	5.9%
Total	$19,076	17.1%	$21,103	14.4%

The following table sets forth the Company’s gross profit by segment for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,
	2009		2008
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
Construction Services	$50,429	15.6%	$47,332	12.3%
Engineering	4,298	9.8%	4,618	6.2%
Total	$54,727	14.9%	$51,950	11.3%

Revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	For the nine months ended September 30,
	2009		2008		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	September 30, 2009	December 31, 2008
	(Unaudited)				(Unaudited)
United States	$332,952	90.7%	$441,417	96.3%	$225,311	$231,642
Canada	16,819	4.6%	14,207	3.1%	12,309	12,514
Ecuador	17,358	4.7%	2,948	0.6%	6,364	8,056
	$367,129	100.0%	$458,572	100.0%	$243,984	$252,212

Note 15—Subsequent Events

1.                                       On October 14, 2009, the Company announced that it had acquired the assets of Cravens Partners, Ltd, a Texas-based provider of civil and utility infrastructure construction services.  The acquisition was completed for a combination of cash and Company common stock.  Additionally, the Company entered into an incentive program that could provide future earn-out payments based on attaining specified financial goals for the 3-year period 2009 to 2011.  In 2008, Cravens Partners generated revenues of approximately $15 million and operated profitably.  Primoris expects the acquisition to be immediately accretive to earnings.

Following the completion of the acquisition, the Company created a wholly-owned subsidiary named Cravens Services, Inc.  Services of the new acquisition include excavation, underground utilities, drainage channels, facility upgrades, detention ponds and telecommunications infrastructure projects.

2.                                       On October 28, 2009, we paid all amounts due and owing under an existing line of credit and terminated the line of credit agreement.  In March, 2007, we had entered into the revolving line of credit agreement payable to Bank of America, N.A. (successor by merger to LaSalle Bank National Association) with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line was secured by substantially all of our assets. Under the line of credit agreement, we were able to borrow up to $30.0 million, and all amounts borrowed under the line of credit were to be due March 31, 2010. The line of credit agreement contained restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements. We were in compliance, or obtained a waiver, with all restrictive covenants during and as of the nine months ended September 30, 2009.  None of these covenants were considered restrictive to our business.

3.                                       On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million. Under the Agreement, the Lender has agreed to make two revolving loans to us:

•                  a revolving loan in the amount of $20.0 million (the “Revolving Loan A”), with a maturity date of October 28, 2012; and

•                  a revolving loan in the amount of $15.0 million (the “Revolving Loan B”), with a maturity date of October 27, 2010.

The Lender has agreed to issue for our account letters of credit of up to $15.0 million, under Revolving Loan A.  The principal amount of each of Revolving Loan A and Revolving Loan B will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Agreement, or (ii) the prime rate announced by the Lender plus an applicable margin as specified in the Agreement. The principal amount of any loan bearing interest at LIBOR plus an applicable margin may not be prepaid in whole or in part at any time. However, if any such loan is prepaid, we will be subject to certain prepayment penalties. There is no prepayment penalty for any loan bearing interest at the prime rate announced by the Lender plus an applicable margin.

All loans made by the Lender under the Agreement are secured by certain of our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. The Agreement also contains various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.

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

We install, replace, repair and rehabilitate natural gas, refined product, telecommunications, water and wastewater pipeline systems, and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities primarily in Florida. A substantial portion of our activities are performed in the Western United States, and more specifically in California. In addition, we have strategic presences in Florida, Texas, Latin America and Canada.

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

The Merger was accounted for as a reverse acquisition. Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the Merger. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Primoris issuing stock for Rhapsody’s net assets, accompanied by a recapitalization. Our pre-Merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded.

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

Results of operations

Revenues, gross profit, operating income and net income for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009		2008
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$111,491	100.0%	$146,737	100.0%
Gross profit	19,076	17.1%	21,103	14.4%
Selling, general and administrative expenses	7,423	6.6%	7,039	4.8%
Merger related stock expense	—	0.0%	3,675	2.5%
Operating income	11,653	10.5%	10,389	7.1%
Other income (expense)	961	0.8%	1,431	1.0%
Income before income taxes	12,614	11.3%	11,820	8.1%
Income tax provision (1)	(4,667)	(4.2)%	(1,734)	(2.2)%
Net income	$7,947	7.1%	$10,086	6.9%
Net income per share:
Basic	$0.24		$0.36
Diluted	$0.23		$0.32
Weighted average common shares outstanding
Basic	32,477		27,824
Diluted	34,048		31,063

	Nine Months Ended September 30,
	2009		2008
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$367,129	100.0%	$458,572	100.0%
Gross profit	54,727	14.9%	51,950	11.3%
Selling, general and administrative expenses	23,425	6.4%	21,662	4.7%
Merger related stock expense	—	0.0%	3,675	0.8%
Operating income	31,302	8.5%	26,613	5.8%
Other income (expense)	4,473	1.2%	4,212	0.9%
Income before income taxes	35,775	9.7%	30,825	6.7%
Income tax provision (1)	(13,608)	(3.7)%	(2,188)	(0.8)%
Net income	$22,167	6.0%	$28,637	6.2%
Net income per share:
Basic	$0.70		$1.15
Diluted	$0.67		$1.10
Weighted average common shares outstanding
Basic	31,699		25,010
Diluted	33,128		26,093

(1)             As discussed in “Provision for income taxes” and “Pro forma net income data” below, we made a change in our tax status from that of Subchapter S of the Internal Revenue Code (“S-Corporation”) to that of Subchapter C of the Internal Revenue Code as part of the Merger in July 2008.  After the Merger, the combined entity became subject to federal and state income tax in the jurisdictions in which we do business.  Prior to the Merger, as an S-Corporation, we had no provision for federal income tax and only minimal provision for state income tax.

Revenue for the three and nine months ended September 30, 2009 were $111.5 and $367.1  million, respectively, a decrease of $35.2 and $91.4 million, or 24.0% and 19.9%, respectively, compared to the same periods in 2008. During fiscal year 2008, we attained record levels of revenue and operating income, and have seen a decrease in both the Construction Services and Engineering segments during the three and nine months ended September 30, 2009, which is in part a result of  the current economic issues in the marketplace, especially in the United States.  The decrease in revenues compared to the same period a year ago were due primarily to decreased revenues in refining sector projects and water and wastewater sector projects and the performance of an unusually large engineering project during 2008, partially offset by increased revenue in cable and conduit projects, and from our Ecuador subsidiary.  We continue to expect that revenues for the remainder of 2009 will decline from the record levels achieved in the prior year.

Gross profit decreased by $2.0 million or 9.6%, and increased by $2.8 million, or 5.4%, for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease in profit for the three months ended September 30, 2009, compared with the same period in 2008 was primarily due to decreased revenue and the related profits in refining, international and engineering projects.  The increase in profit for the nine months ended September 30, 2009 compared to the same period in 2008, was due to increased profit margins in underground, cable and conduit and industrial projects, partially offset by decreased profitability in the engineering and refining sector projects and third party equipment rentals.

Gross profit as a percent of revenues increased to 17.1% and 14.9% during the three and nine months ended September 30, 2009 compared to 14.4% and 11.3% in the same periods of 2008.  Overall, the gross profit margins were impacted primarily from the Construction Services segment, reflecting a shift in business mix from lower margin industrial projects in the refining sector, to higher margin industrial projects in the petroleum and underground power sectors, during the three and nine months ended September 30, 2009.

Geographic areas financial information

Revenue by geographic area for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$332,952	90.7%	$441,417	96.3%
Canada	16,819	4.6%	14,207	3.1%
Ecuador	17,358	4.7%	2,948	0.6%
Total revenue	$367,129	100.0%	$458,572	100.0%

Note that revenue is attributed to the countries based on our reporting subsidiary entity that records the transaction and not the location of the client or job site.

Segment Results

The following discussion describes the significant factors contributing to the results of our two operating segments.

Construction Services Segment

Revenue and gross profit for the Construction Services segment for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$99,643		$116,807
Gross profit	$17,754	17.8%	$19,333	16.6%

	Nine Months Ended September 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$323,152		$383,504
Gross profit	$50,429	15.6%	$47,332	12.3%

Revenue for the Construction Services segment decreased by $17.2 million and $60.4 million, or 14.7% and 15.7%, respectively, for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These revenue decreases were due primarily to reduced revenues for projects in the refining and water and wastewater sectors compared to the same period in 2008. The decline in refining and water and wastewater revenues in the nine months ended September 30, 2009 were partially offset by increased revenue of $32.4 million in underground projects, including pipeline, cable and conduit projects, reflecting significant work begun at the end of 2008 and early 2009. Revenue generated by our subsidiary in Ecuador for the nine months ended September 30, 2009, increased by $14.4 million due to two ongoing underground projects for the Ecuadorian national oil company, expected to be complete in the first quarter of 2010.

The Construction Services segment gross profit decreased by $1.6 million, or 8.2% for the three months ended September 30, 2009, compared to the same period of 2008.  This decrease was due to lower revenue volume in refining projects, equipment rental revenue and a loss incurred on an underground project in Ecuador, partially offset by higher margins and volume in the cable and conduit area and oil and gas pipeline projects.  The gross profit increased $3.1 million or 6.5% for the nine months ended September 30, 2009, compared for the same period in 2008. The increase resulted primarily from improved margins as a percent of revenue on completed or near completed projects.  The gross profit margins increased primarily due to a shift in business mix from lower margin industrial projects in the refining sector, to higher margin industrial projects in the petroleum and power sectors, during the nine months ended September 30, 2009.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$11,848		$29,930
Gross profit	$1,322	11.2%	$1,770	5.9%

	Nine Months Ended September 30,
	2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$43,977		$75,068
Gross profit	$4,298	9.8%	$4,618	6.2%

Revenue decreased by $18.1 million and $31.1 million, or 60.0% and 41.4%, respectively, for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases were due primarily to the impact of an unusually large project in the prior year, whereas reduced activity and revenue was recorded in the first nine months ended September 30, 2009, during which we provided completion startup assistance to the client.  We anticipate final project acceptance in the Fourth Quarter 2009.

Engineering segment gross profit amounts decreased by $0.5 million and $0.3 million, or 25.3% and 6.9%, for the three and nine months ended September 2009, compared to the same period in 2008.  The decrease was due to the lower revenues and profit write-downs on certain alliance projects, offset by higher gross profit margins.

Engineering gross profit as a percentage of revenues increased to 11.2% and 9.8% during the three and nine months ended September 30, 2009 compared to 5.9% and 6.2% in the same periods of 2008.  This improvement in gross profit margins was primarily due to work on a large project during the year for a major customer located in Thailand.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased by $0.4 million, or 5.5%, for the three months ended September 30, 2009 (“Third Quarter 2009”) compared to the same period in 2008. The change was mainly due to a net increase in legal expenses of $0.2  million, an increase in long-term incentive compensation costs of $0.6  million and a decrease of $0.9  million in  overhead expense allocation to project cost, due to lower activity in the engineering segment. This increase was partially offset by a $1.5 million increase in gain on sale of equipment.

SG&A increased by $1.8 million, or 8.1% for the nine months ended September 30, 2009 compared to the same period in 2008.  This increase was net of a gain on the sale of operating equipment of $3.2 million recorded in SG&A as part of our fleet upgrade program.  Under this program, we routinely turn over our equipment during the first part of the fiscal year.  A gain on sale of $0.7 million was recorded during the same period in the prior year.  Excluding the gain on sale, the increase in SG&A was $4.2 million for the nine months ended September 30, 2009.  The increase was due primarily to increased long-term incentive compensation of $1.9 million, an increase of $0.2 in public company reporting and compliance costs, an increase of $0.4 million in depreciation expense, an increase in consulting and various expenses of $1.0 million related to expenses in the renewable energy market, and a reduction in overhead allocation to projects of $0.7 million.

SG&A as a percentage of revenue increased to 6.6% for the Third Quarter 2009, from 4.8% for the same period in 2008 and 6.4% for the nine months ended September 30, 2009 compared to 4.7% for the same period in the prior year. The increased percentage for both the Third Quarter 2009 and the nine months ended September 30, 2009, was due to the increased costs discussed above as well as the relatively fixed nature of administrative and management expenses, which did not decrease proportionally with the decreased revenues.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009	2008
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$1,439	$1,474
Foreign exchange gain (loss)	(170)	89
Interest income	90	366
Interest (expense)	(398)	(498)
Total other income	$961	$1,431

	Nine Months Ended September 30,
	2009	2008
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$5,342	$4,501
Foreign exchange gain	33	67
Interest income	554	1,349
Interest (expense)	(1,456)	(1,705)
Total other income	$4,473	$4,212

For the Third Quarter 2009, we recognized income of $1.5 million from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California, which we expect to be substantially complete by year-end 2009.  We also recognized a loss of $0.1 million from the All Day Electric joint venture (“All Day”) in Northern California.

The total income for the first nine months of 2009 from OMPP was $6.6 million as compared with $4.5 million for the same period in 2008. The income recognized for OMPP  was offset by a loss booked for All Day of $0.2 million and by an impairment charge of $1.0 million on certain advances made to ARB Arendal, SRL de CF (“ARB Arendal”).  We have a 49% interest in ARB Arendal and we account for this investment under the equity method.  Because of uncertainty on the outcome of the continuing negotiations of ARB Arendal with a major customer in Mexico, we determined there was an other than temporary impairment of its investment in and advances to ARB Arendal, recording an impairment charge in prior periods.  Under a separate agreement with ARB Arendal, we were required to make an advance of working capital funds to the venture in June 2009. We believe the investment in the venture remains impaired, pending the outcome of the customer negotiations, and recorded an impairment charge of $1.0 million in June 2009.

Foreign exchange results for the three and nine months ended September 30, 2009 and for the same period in 2008 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Interest income decreased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2009 compared to the same period in 2008. This was due to declining interest rates, as well as our decision to invest excess cash balances in Treasury bills and certificates of deposit (“CDs”) rather than commercial paper. Interest expense decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due primarily to reduced levels of long-term debt.

Provision for income taxes

Our provision for income tax increased $2.9 million for the three months ended September 30, 2009 to $4.6 million, and $11.4 million for the nine months ended September 30, 2009 to $13.6 million, compared to the same periods in 2008, as a result of a change in our tax status from that of Subchapter S of the Internal Revenue Code (“S-Corporation”) to that of Subchapter C of the Internal Revenue Code (“C-Corporation”) as part of the Merger. Thereafter, the combined entity became subject to federal and state income tax in the jurisdictions in which we do business, including California. With the change in tax status, our effective tax rate for the Third Quarter 2009 was 37%. Prior to the Merger, as an S-Corporation, we had no provision for federal income tax and only minimal provision for state and foreign income tax.

Pro forma net income data

Pro forma information concerning the income tax provision as if we were taxed as a C-Corporation for the three and nine months ended September 30, 2008 compared to the actual three and nine months ended September 30, 2009 is shown as follows:

	Three Months Ended September 30,
	As reported 2009	Pro forma 2008
	(Thousands, except per share amounts)
Income before provision for income tax, as reported	$12,614	$11,820
Provision for income tax	(4,667)	(4,706)
Net income	$7,947	$7,114
Earnings per share:
Basic	$0.24	$0.26
Diluted	$0.23	$0.23

	Nine Months Ended September 30,
	As reported 2009	Pro forma 2008
	(Thousands, except per share amounts)
Income before provision for income tax, as reported	$35,775	$30,825
Provision for income tax	(13,608)	(12,271)
Net income	$22,167	$18,554
Earnings per share:
Basic	$0.70	$0.74
Diluted	$0.67	$0.71

The estimated pro forma tax provision amount was calculated at an effective statutory tax rate of approximately 39.8% for the three and nine months ended September 30, 2008, respectively.

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

At September 30, 2009, our balance sheet included a net cash balance of $80.3 million, and an additional $5.0 million in short-term investments. We continue to have borrowing capacity for our foreseeable needs based on our current cash flow forecast. As of September 30, 2009, we had a $30 million credit facility, which was terminated October 28, 2009 and replaced by a $35 million revolving line of credit, with $15 million expiring on October 27, 2010 and $20 million expiring on October 28, 2012.  Additionally, we have a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At September 30, 2009, $5.5 million was outstanding on these two facilities representing issued letters of credit.

Cash Flows

Cash flows during the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
	(Thousands)
Change in cash:
Net cash provided (used) by operating activities	$20,344	$56,582
Net cash provided (used) in investing activities	5,174	(8,121)
Net cash provided (used) in financing activities	(18,190)	(34,732)
Net change in cash	$7,328	$13,729

Operating Activities

Net cash provided by operating activities decreased by $36.2 million, primarily as a result of the changes in current assets and current liabilities and in the use of cash for the change in the provision for income taxes.  Shown in the table below are the sources and uses of our cash flow from operating activities and the use of a portion of that cash in our operations for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(Thousands)
Operating Activities:
Operating income	$31,302	$26,613
Depreciation and amortization	6,110	4,763
Amortization of other intangible assets	28	27
Merger related stock expense	—	3,675
Gain on sale of property and equipment	(3,183)	(724)
Changes in current assets and current liabilities	(2,836)	21,387
Non-consolidated entity distributions	3,400	3,320
Foreign exchange gain	33	67
Interest expense, net	(902)	(356)
Provision for income taxes	(13,608)	(2,188)
Net cash provided by operating activities	$20,344	$56,582

Capital expenditures — cash	$(8,042)	$(9,241)
Capital expenditures - financed	$(4,723)	$(7,075)

The changes in current assets and current liabilities decreased operating cash flow by $2.8 million during the nine months ended September 30, 2009. The components of this change are included in the consolidated statements of cash flow. The significant changes include:

•                  a $9.0 million decrease in accounts receivable;

•                  a $16.5 million decrease in accounts payable;

•                  a $0.2 million net decrease in accrued expenses and other accrued liabilities;

•                  costs and estimated earnings in excess of billings increased by $1.4 million;

•                  prepaid expenses, inventory, other current assets decreased by $1.6 million; and

•                  restricted cash decreased by $4.6 million.

As of September 30, 2009, accounts receivable represented 33.5% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. The decreases in accounts receivable and the reductions in accounts payable as of September 30, 2009, are due primarily to a slow down in revenues, mainly due to the current economic climate.

The decrease in billings in excess of costs and estimated earnings was principally due to the timing of the billings on certain projects and the nature and type of projects.

The net decrease of $0.2 million in accrued expenses and other current liabilities included an increase of $4.4 million in payroll and related employee benefits, offset by reductions in accruals for income taxes, leases, rents and other.  The $4.4 million increase was due primarily to the timing of payments of $2.0 million for union related benefits, the timing of payments for payroll and related benefits, and an increase of $1.0 million for incentive compensation.

Investing activities

We purchased property and equipment for $12.8 million during the nine months ended September 30, 2009, as compared to $16.3 million during the same period in 2008. These purchases were principally for our construction activities, with $8.1 million paid in cash for the purchases and incurred $4.7 million in additional loan obligations, secured by the underlying equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the availability of equipment when needed. In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we sold $10 million of short-term investments during the Third Quarter 2009, which primarily consisted of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Financing activities

Financing activities required the use of $18.2 million during the nine months ended September 30, 2009. Significant transactions using cash flows from financing activities included:

•                  Cash distributions of $4.9 million were paid to the Former Primoris stockholders during the nine months ended September 30, 2009. We provided distributions to the Former Primoris stockholders during the period that the Company was an S-Corporation, principally to allow them to pay their personal income tax liability stemming from the profits of the Company. This final distribution to Former Primoris stockholders was made in accordance with the terms of the merger agreement as part of the Merger.

•                  $20.2 million during the nine months ended September 30, 2009 in repayment of long-term debt as compared to $4.8 for the same period of 2008, based on scheduled maturities of such debt.

•                  $10.9 million of proceeds from long-term debt from refinancing of existing equipment.

•                  $0.8 million was paid as dividends to our stockholders during the Third Quarter 2009 (representing a dividend of $0.025 per share) with a total of $2.4 million paid during the nine months ended June 30, 2009.

•                  $0.1 million for the re-purchase of our warrants during the nine months ended September 30, 2009.

Capital Requirements

We believe that we will be able to support our ongoing working capital needs through cash on hand, short-term investments, operating cash flows and our existing credit facilities, which will be adequate to cover our operational and business needs for the next twelve months.

During the nine months ended September 30, 2009, our operations provided net cash of $7.3 million, compared to $13.7 million of cash provided in the same period of 2008. For the nine months ended September 30, 2008, we experienced a substantial cash inflow of $18.6 million relating to billings in excess of costs and estimated earnings, meaning that we received cash prior to performing the required construction or engineering work. For the nine months ended September 30, 2009, we experienced a decrease in cash as we used $0.4 million to pay in advance to complete the work to be performed. This change in cash typically will vary based on the timing of work and the related contractual billings on our projects.

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

In addition, the merger agreement provided for a potential issuance of 5,000,000 shares of common stock to the Former Primoris stockholders for the years ended December 31, 2008 and 2009, if the Company achieves specific annual financial targets. We achieved the 2008 financial target in the third quarter of 2008 and 2,500,025 shares of common stock were issued to the Former Primoris stockholders during March 2009.  As of September 30, 2009, the Company achieved approximately 90% of the performance target for the additional 2,499,975 shares of stock.

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

Credit agreements

In March 2007, we entered into a revolving line of credit agreement payable to Bank of America, N.A. (successor by merger to LaSalle Bank National Association) with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line was secured by substantially all of our assets. Under the line of credit agreement, we were able to borrow up to $30.0 million, and all amounts borrowed under the line of credit were to be due March 31, 2010. The line of credit agreement contained restrictive covenants, including, among others, restrictions on investments, minimum working capital and tangible net worth requirements. We were in compliance, or obtained a waiver, with all restrictive covenants during and as of the nine months ended September 30, 2009.  None of these covenants were considered restrictive to our business. On October 28, 2009, we paid all amounts due and owing under the line of credit and terminated the line of credit agreement.

On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million. Under the Agreement, the Lender has agreed to make two revolving loans to us:

•                  a revolving loan in the amount of $20.0 million (the “Revolving Loan A”), with a maturity date of October 28, 2012; and

•                  a revolving loan in the amount of $15.0 million (the “Revolving Loan B”), with a maturity date of October 27, 2010.

The Lender has agreed to issue for our account letters of credit of up to $15.0 million, under Revolving Loan A.  The principal amount of each of Revolving Loan A and Revolving Loan B will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Agreement, or (ii) the prime rate announced by the Lender plus an applicable margin as specified in the Agreement. The principal amount of any loan bearing interest at LIBOR plus an applicable margin may not be prepaid in whole or in part at any time. However, if any such loan is prepaid, we will be subject to certain prepayment penalties. There is no prepayment penalty for any loan bearing interest at the prime rate announced by the Lender plus an applicable margin.

All loans made by the Lender under the Agreement are secured by certain of our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. The Agreement also contains various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.

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

We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the nine months ended September 30, 2009 and 2008, we paid $613 and $561, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, we also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

The Company leased an airplane from SIGI for business use, from May 1, 2004 until the airplane was sold on March 31, 2009.  During the nine months ended September 30, 2009 and 2008, we paid $70 and $179, respectively, in lease payments to SIGI for the use of the airplane.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the nine months ended September 30, 2009 and 2008, we paid $256 and $224, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2010.

Contractual Obligations

As of September 30, 2009, we had $28.8 million of outstanding long-term debt and capital lease obligations.

A summary of contractual obligations as of September 30, 2009 is as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Long-term debt and capital lease obligations	$28,788	$6,310	$11,101	$11,377	$—
Interest on long-term debt	3,899	1,423	1,913	563	—
Equipment operating leases	5,773	2,815	2,931	27	—
Equipment operating leases—related parties	—	—	—	—	—
Real property leases	4,319	1,429	2,081	809	—
Real property leases—related parties	7,112	1,109	1,751	1,826	2,426
	$49,891	$13,086	$19,777	$14,602	$2,426
Stand-by letters of credit	$5,498	$1,364	$4,134	$—	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material, off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At September 30, 2009, we had letters of credit outstanding of $5.5 million.

•                  Equipment operating leases with a balance of $5.8 million at September 30, 2009.

•                   In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2009, we had $207.4 million in outstanding bonds.

•                   Four derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable us to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in January through June 2010. The related Canadian dollars purchased under contract were for $5.5 million CAD.

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

At September 30, 2009, our total backlog of $220.8 million compared to $271.0 million as of June 30, 2009.  The backlog includes approximately $39.9 million related to the recently announced demobilization at Chevron Corp’s Richmond Refinery project located in Contra Costa, California. The project was halted in July 2009 by a judge’s ruling following opposition from environmental groups and what the judge identified as inadequacies in an environmental impact report. Chevron filed an appeal to overturn the judge’s order. The future of the project remains in question until the appeals court can decide the issues.  The project work, under contract from Praxair, Inc, started in September 2008. Excluding the $39.9 million impact on backlog for the Chevron project, net backlog would be $180.9 million.  We expect that approximately $80 million, or 44.2%, of the net backlog at September 30, 2009, will be recognized as revenue during the remainder of 2009.

Backlog by operating segment at September 30, 2009 and 2008 was as follows:

	As of September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Thousands)
Segment:
Construction Services	$181.5	82.2%	$340.9	82.8%
Engineering	39.3	17.8%	70.6	17.2%
	220.8	100.0%	$411.5	100.0%

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the condensed consolidated balance sheets approximate fair value at September 30, 2009 and December 31, 2008 due to the generally short maturities of these items. At September 30, 2009, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

At September 30, 2009, all of our long-term debt was under fixed interest rates.

As of September 30, 2009, we had four derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable us to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in January through June 2010. The related Canadian dollars purchased under contract were for $5.5 million CAD. The related gains or losses on these contracts are not significant at September 30, 2009. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d -15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

None

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

PRIMORIS SERVICES CORPORATION

Date: November 12, 2009	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer