Form 10-K
period 2009-12-31
Primoris Services CORP
filed 2010-03-11
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4743916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26000 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 598-9242

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Units	The NASDAQ Stock Market LLC
Common Stock Purchase Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $87.2 million based upon the average bid and asked price of such common equity as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 9, 2010, there were 33,121,567 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2010 Annual Meeting of Stockholders and to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in “Item 1A. Risk Factors”. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation, a Delaware corporation formed in October 2006 (“Primoris”, the “Company”, “we”, “us” or “our”), is a holding company of various subsidiaries, which form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers. Since 1946, our primary subsidiary in California is ARB, Inc. (“ARB”). ARB is engaged primarily in the infrastructure, underground pipeline, directional drilling and other structure construction and maintenance services.

On December 18, 2009, the Company acquired James Construction Group, LLC, a Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

Primoris companies install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, and constructs mechanical facilities, and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, for cogeneration plants, refineries and similar mechanical facilities.

JCG’s heavy civil division provides services in heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction. JCG’s infrastructure and maintenance division provides large earthwork and site development, landfill construction, site remediation and mining support services. JCG’s industrial division, with a client base comprised primarily of private industrial companies, provides all phases of civil and structural construction, mechanical equipment erection, process pipe installation and boiler, furnace and heater installation and repair.

Prior to the JCG acquisition, substantial portions of our activities were performed in the western United States, primarily in California. Through our Canadian subsidiary Onquest, Inc. and its subsidiary, Born Heaters, ULC, we provide engineering design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in the southeast United States. In addition, we have strategic presences in Florida and Texas through our subsidiaries Cardinal Mechanical and Cravens Services, Inc.

Company History and the July 2008 Merger

Rhapsody Acquisition Corp. (“Rhapsody”) was a blank check company formed on April 24, 2006 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On October 10, 2006, Rhapsody closed its initial public offering and raised cash to affect a transaction. Rhapsody’s common stock, warrants to purchase common stock (“Warrants”) and Units (each unit consisting of one share of common stock and one Warrant) traded on the OTC Bulletin Board under the symbols “RPSD”, “RPSDW” and “RPSDU”, respectively. On February 19, 2008, Rhapsody entered into an Agreement and Plan of Merger (“Merger Agreement”) with Primoris Corporation, a privately held Nevada corporation (“Former Primoris”), and certain stockholders of Former Primoris. On July 31, 2008, with the consent of both the Rhapsody stockholders and the stockholders of Former Primoris, the merger was completed. In connection with the merger, Rhapsody changed its name to “Primoris Services Corporation”, whose common stock, Warrants and Units have traded since August 4, 2008 on the NASDAQ Global Market under the symbols “PRIM”, “PRIMW” and “PRIMU”, respectively. While Rhapsody was the surviving legal entity in the merger, Former Primoris was treated as the acquiring entity for accounting purposes. Unless specifically noted otherwise, as used throughout this Annual Report on Form 10-K, “Primoris”, the “Company” or “we,” “our,” or “us” refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation subsequent to, the closing of the merger on July 31, 2008, between us and Former Primoris, as the context requires. “Rhapsody” refers to our operations or financial results prior to the closing of the merger.

The merger with Rhapsody was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the merger. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for Rhapsody’s net assets, accompanied by a recapitalization. Our pre-merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded as part of the merger transaction. Operations prior to the merger are those of Former Primoris.

As part of the July 2008 merger, holders of all of the issued and outstanding shares of common stock of Former Primoris and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”) received an aggregate of (i) 24,094,800 shares of our common stock at the closing of the merger plus (ii) the right to receive 2,500,025 additional shares of our common stock for the fiscal year ending December 31, 2008 and 2,499,975 shares for the fiscal year ending December 31, 2009 for a total of 5,000,000 additional shares, provided that we achieved specified financial milestones. Of the 24,094,800 shares of common stock issued at the closing of the merger, 1,807,110 were placed into escrow to provide funds to satisfy Rhapsody’s rights to indemnification under the Merger Agreement.  The Company achieved the specified financial milestone for 2008 and consequently, 2,500,025 shares were issued to the Former Primoris stockholders in March 2009.  Additionally, for the year ended December 31, 2009, the specified financial milestone for 2009 was met, and we expect to issue 2,499,975 shares in March 2010 to the Former Primoris Holders.

At the time of the July 2008 merger, Brian Pratt, our Chief Executive Officer and President of the Company, beneficially held more than 50% of the voting power of the Company, through his ownership of shares of our common stock and by the delivery of revocable proxies to Mr. Pratt from certain of our stockholders. The Company was considered a “controlled company” for purposes of the NASDAQ listing requirements (a corporation which more than 50% of the voting power is held by an individual, a group or another company). Therefore, the Company was not subject to the NASDAQ listing requirements that would otherwise require that the board of directors have a majority of independent directors that executive compensation and director nominations be subject to independent director oversight.  On December 18, 2009, the Company completed the acquisition of JCG and appointed two new directors, the former executive chairman and the chief executive officer of JCG to the Primoris Board of Directors.  As of December 17, 2009 the Board of Directors determined that six of the ten directors were independent under the applicable NASDAQ listing requirements.

On December 18, 2009, we completed the acquisition of the equity interests of JCG, following which JCG became our wholly-owned subsidiary.  Under the terms of the purchase agreement, the purchase amounted to $125.0 million in initial consideration at closing, consisting of a combination of $7.0 million in cash, shares of Primoris Series A Non-Voting Contingent Convertible Preferred Stock valued at $64.5 million and a $53.5 million promissory note.  In addition, if JCG attains certain specified financial goals for the fiscal year ending December 31, 2010, we have agreed to pay the sellers an additional $10.0 million earnout consideration, payable in shares of our common stock.

Services

Currently, the Company provides services in two business segments, Construction Services and Engineering.  Construction Services represented approximate 87.6% of revenues for 2009 and 84.4% in 2008.  Engineering represented approximately 12.4% of revenues in 2009 and 15.6% in 2008.

The segment operations are as follows:

Construction Services

Our Construction Services segment specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

•                  Providing installation of underground pipeline, cable and conduits for entities in the petroleum, petrochemical and water industries;

•                  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries;

•                  Providing installation of complex commercial and industrial cast-in-place structures;

•                  Providing large earthwork and site development, site remediation and mining support services; and

•                  Since the acquisition of JCG, services also include heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction.

Engineering

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

Segment reporting for 2010

As a result of the acquisition of JCG, management will change the Primoris reportable segments effective on January 1, 2010.  The three new segments will be Construction Services — East, Construction Services — West and Engineering.

The Construction Services — East segment will incorporate the JCG construction services business, located primarily in the southern United States, specializing in highway, industrial and environmental projects and will include the current Construction Services businesses located in the Gulf Coast region of the United States, which includes Cardinal Contractors, Inc., Cardinal Mechanical and Cravens Services, Inc. The newly formed Construction Services-West segment will include the Construction Services performed in the western United States, primarily in the state of California. The current Engineering segment will remain unchanged.

Strategy

Our strategy emphasizes the following key elements:

•                  Diversification through Controlled Expansion.  We continue to emphasize both the expansion of services beyond our traditional focus and the addition of new customers. In December 2009, we completed the acquisition of JCG as part of this strategy.  We will continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. The current strategy also includes potential selective expansion to new geographic regions.

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

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Customers

We have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects through our engineering subsidiary.  With the December 2009 completion of the JCG acquisition, we have expanded our customer base to include a significant presence in the Gulf Coast region of the United States. We enter into a large number of contracts each year and the projects can vary in length — from three months, to as long as 12 to 36 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers may constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Duke Energy, Conoco Phillips, British Petroleum, Pacific Gas & Electric, Sempra Energy, Williams, Valero, Chevron, Calpine, Kinder Morgan and Praxair.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2009	2008	2007
Public gas and electric utility	14.4%	7.6%	6.0%
Public gas and electric utility	11.9%	*	*
Public gas utility	9.1%	*	5.7%
Engineering contractor	*	9.9%	—
Engineering contractor	*	11.3%	10.3%
Totals	35.4%	28.8%	22.0%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2009, approximately 58.8% of total revenues were generated from the Company’s top ten customers. Additionally, approximately 8.4% of the Company’s accounts receivable were due from one customer. For the year ended December 31, 2009, the Company earned approximately 11.9% of its total revenue from this customer.

Ongoing Projects

The following is a summary of our selected ongoing construction projects at December 31, 2009:

Segment	Project	Location	Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2009
			(Millions)		(Millions)
Construction Services	138 kV Transmission Line	Las Vegas, NV	$15.0	03/2010	$15.0
Construction Services	Parking Structure	Long Beach, CA	$38.0	12/2011	38.0
Construction Services	Delevan Compressor Power Retrofit	Willows, CA	$54.0	04/2011	40.0
Construction Services	Bell County US 190	Bell County, LA	$45.0	06/2011	27.0
Construction Services	I12 Design Build	Baton Rouge, LA	$100.0	11/2011	83.0
Construction Services	Causeway Blvd Exchange	Metarie, LA	$51.0	03/2012	50.0
Construction Services	LA1 Bridge	Lafourche Parish, LA	$138.0	11/2011	91.0
Engineering	Waste Heat Recovery	Australia	$28.0	09/2011	28.0
Engineering	Waste Heat Recover	Thailand	$28.0	03/2010	1.0

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

We believe that the primary factors influencing competition in our industry are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we compete favorably in all of the foregoing factors.

Geographic Areas — Financial Information

The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2009, 2008 and 2007, and the total assets located in those countries for the years ended December 31, 2009 and 2008. Our revenue from operations in the United States are related to projects primarily in the geographic United States. Our revenue from operations in Canada are primarily derived from our office in Calgary, Canada, but may relate to specific projects in other countries.  In December 2009, we determined to discontinue all operations in Ecuador and in February 2010, entered into an agreement for the sale of the Ecuador business. As a result, the table below does not include the information attributable to our discontinued Ecuador subsidiary.

	Year Ended December 31,						Total Assets at December 31,
	2009		2008		2007
Country	Revenue	%	Revenue	%	Revenue	%	2009 (1)	2008 (1)
	(Thousands)		(Thousands)		(Thousands)		(Thousands)	(Thousands)
United States	$445,979	95.5	$577,090	96.5	$521,663	96.1	$465,025	$231,432
Non-United States	21,031	4.5	20,732	3.5	20,961	3.9	5,760	12,514
TOTAL	$467,010	100.0	$597,822	100.0	$542,624	100.0	$470,723	$243,946

(1)          Total assets within the United States include current assets of discontinued operations of Ecuador of $5.3 million and $6.9 million as of December 31, 2009 and 2008, respectively.

Risks Attendant to Foreign Operations

International operations are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. In 2009, as set forth in the table above, approximately 4.5% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.

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

During the years 2005 through 2009, the Company had operations in Ecuador.  In December 2009, management determined that the Ecuador operations would be discontinued and the business sold.  Refer to Note 11 “Discontinued Operations” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion.

Contract Provisions and Subcontracting

A substantial portion of our revenue is derived from contracts that are “fixed price” or “fixed unit price” contracts. Under a fixed price contract, we undertake to provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. The materials required under a fixed price contract, such as pipe, turbines, boilers and vessels are often supplied by the party retaining us. Under a fixed unit price contract, we are committed to providing materials or services required by a project at fixed unit prices. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the party retaining us, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us.

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

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely contractors, our current and projected workload, the likelihood of additional work, and the project’s cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project. Project costs are accumulated and monitored weekly against billings and payments to assure proper control of cash flow on the project.

All government contracts and many other contracts provide for termination of the contract for the convenience of the party. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. We have not been materially adversely affected by these provisions in the past.

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. In our capacity as prime contractor and, when acting as a subcontractor, we perform most of the work on our projects with our own resources, but we do subcontract specialized activities such as blasting, hazardous waste removal and electrical work.

Our gas distribution services are typically provided pursuant to renewable contracts, on a “unit-cost” basis. Fees on unit-cost contracts are negotiated and are earned based on units completed. Historically, substantially all of the gas distribution customers have renewed their maintenance contracts. Facilities maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates.

Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the State of California, we self-insure our workers’ compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. Management believes our insurance programs are adequate.

We maintain a diligent safety and risk management program that has resulted in a favorable loss experience factor. Through our safety director and the employment of a large staff of regional and site specific safety managers, we have been able to effectively assess and control potential losses and liabilities in both the pre-construction and performance phases of our projects. Though we strongly focus on safety in the workplace, we cannot give assurances that we can prevent or reduce all injuries or claims in our workplace.

In connection with our business, we generally are required to provide various types of surety bonds guaranteeing our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, backlog, past performance, management expertise and other factors and the surety company’s current underwriting standards.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•                  Licensing, permitting and inspection requirements;

•                  Building codes;

•                  Permitting and inspection requirements applicable to construction projects; and

•                  Special bidding, procurement and other requirements on government projects.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

Employees

We believe our employees are our most valuable resource. Our ability to maintain sufficient continuous work for approximately 2,000 hourly employees instills in such employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2009, we employed approximately 638 salaried employees and approximately 2,010 hourly employees, which includes approximately 318 salaried employees and 1,287 hourly employees from the December 18, 2009 acquisition of JCG. The total number of hourly personnel employed is subject to the volume of construction in progress. During 2009, and including the employees from the JCG acquisition, the number of hourly employees ranged from approximately 1,700 to 2,600.

The following is a summary of employees by function and geography at December 31, 2008:

	CA	FL	TX	LA	Other US	Canada	Total
Salaried	234	24	78	265	8	29	638
Hourly	543	112	264	1,019	72	0	2,010
Total	777	136	342	1,284	80	29	2,648

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have experienced no recent work stoppages and believe our employee and union relations are good.

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The following list is not all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. These developments could have material adverse effects on our business, financial condition and results of operations.

Risks Related to Our Business and Operations

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year, which may adversely affect the price and value of our common stock.

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

Accordingly, our operating results in any particular quarter may not be indicative of the results that you may expect for any other quarter or for the entire year. Such quarterly and annual fluctuations in our financial and operating results may affect the value of our common stock.

Our business is labor intensive. We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified and skilled personnel in the future. This could lead to a decrease in our overall competitiveness, resulting in an adverse effect on our business, operating results, financial condition and value of our common stock.

We are dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we are dependent upon the management and leadership of Brian Pratt, who is our Chief Executive Officer, as well as other members of executive and senior management. The loss of any of the executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive or senior officer on a timely basis could adversely affect our ability to operate and grow our business.

Our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for workers available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

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

•                  Successfully bid for new projects; and

•                  Adapt the range of services we offer to address our customers’ evolving construction needs.

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

We expect that the continuing challenges in credit conditions and the current downturn in the United States will cause some of our customers to delay or postpone construction projects. Forecasts are predicting continuing declines in construction activity in the United States during 2010.

We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for 58.8% of our revenue in 2009, 54.7% of our revenue in 2008 and 46.5% in 2007. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of several of our customers. Reduced demand for our services or a loss of a significant customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The portion of revenue generated from fixed-price and unit-price contracts for 2009, 2008 and 2007 was 68%, 67% and 65%, respectively. The portion of gross profit generated from fixed-price and unit-price contracts for 2009, 2008 and 2007 was 55%, 64% and 51%, respectively. We must estimate the costs of completing a particular project to bid these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

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

•                  Our suppliers or subcontractors failure to perform;

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

We may lose business to competitors through the competitive bidding processes, which could have an adverse effect on our financial condition, results of operations and cash flows.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel, investing in technology and also puts pressure on profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid.

We may pay our suppliers and subcontractors before receiving payment from our customers for the related services, we could experience an adverse affect on our financial condition, results of operations and cash flows.

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

Our unionized workforce may commence work stoppages, which could adversely affect our operations.

As of December 31, 2009, approximately 21% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flow.

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

A significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds, which could result in an adverse affect on our financial condition, results of operations and cash flows.

Our contracts frequently require that we provide payment and performance bonds to our customers. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

Current or future market conditions, as well as changes in our sureties assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have an adverse effect on our financial condition, results of operations and cash flows.

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

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the acquisition of JCG, we recorded approximately $56.1 million in goodwill and $31.7 million of intangible assets based on the application of the acquisition method of accounting. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices” for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of JCG, and other past or future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.

Opportunities within the government arena could subject us to increased governmental regulation and costs.

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start up and bidding process may be diverted away from other opportunities. Involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. In addition, as a government contractor, we are subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.

Inability to perform our obligations under Engineer, Procure and Construct (“EPC”) contracts may lead to higher costs, which would adversely affect our business.

EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. The portion of revenue generated from EPC contracts for 2009, 2008 and 2007 was 4%, 8% and 9%, respectively. The portion of gross profit generated from EPC contracts for 2009, 2008 and 2007 was 9%, 3% and 0%, respectively. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at certain standards of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have an adverse effect on our financial condition, results of operations and cash flows.

We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects resulting in an adverse affect in our business.

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

Backlog is difficult to determine accurately and different companies within our industry define backlog differently. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we do not include any revenue in the calculation of backlog, regardless of the duration of the contract. In addition, we work with some of our customers under master service agreements (“MSAs”). We do not include any projected revenue from MSAs in our calculation of backlog.

Most contracts may be terminated by our customers on short notice, typically 30 to 90 days, but sometimes less. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Consequently, there can be no assurances as to the accuracy of our customers’ requirements or our estimates. Inability to realize revenue from our backlog could have an adverse effect on our financial condition, results of operations and cash flows.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits, which may result in an adverse affect on our financial condition and results of operations.

We recognize revenue using the percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our financial condition, results of operations and cash flows.

Our financial results are based upon estimates and assumptions that may differ from actual results and such differences between the estimates and actual results may have an adverse affect on our financial condition, results of operations and cash flows.

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used by management in determining the reported revenues and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition, results of operations and cash flows.

The timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability, which could adversely affect our business.

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2009, 2008 and 2007 was 54%, 45% and 44%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if such significant projects have not been replaced in the current period.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risk which may have an adverse effect on our business and results of operations.

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. In December 2009, we completed the acquisition of JCG, a large construction company in the southern United States.  The JCG acquisition and future acquisitions may expose us to operational challenges and risks, including, among others:

•                  The diversion of management’s attention from the day-to-day operations of the combined company;

•                  The management of a significantly larger company than before completion of an acquisition;

•                  The assimilation of new employees and the integration of business cultures;

•                  Retaining key personnel;

•                  The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•                  Challenges in keeping existing customers and obtaining new customers;

•                  Challenges in combining service offerings and sales and marketing activities;

•                  The assumption of unknown liabilities of the acquired business for which there are inadequate reserves; and

•                  The potential impairment of acquired goodwill and intangible assets.

If our management is not able to effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process of any acquisitions, our business could suffer and our results of operations and financial condition may be negatively affected.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2009, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2009, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

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

During 2009 and 2008, revenue attributable to our services outside of the United States was approximately 4.5% and 3.5% of our total revenue, respectively. This revenue is derived from our operations in Canada. There are risks inherent in doing business internationally, including:

•                  Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;

•                  Political and economic instability;

•                  Changes in United States and other national government trade policies affecting the market for our services;

•                  Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act and similar non-United States laws and regulations;

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

During the years 2005 through 2009, the Company had operations in Ecuador, and in December 2009, management determined that the Ecuador operations would be discontinued and the business sold.  Refer to Note 11 “Discontinued Operations” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As of December 31, 2009, there were outstanding Warrants to purchase an aggregate of 4,617,499 shares of common stock at a price of $5.00 per share and an option to purchase 450,000 Units at a price of $8.80 per Unit (each unit consisting of one share of common stock and one Warrant). The Warrants are exercisable until October 2, 2010. The Warrants will likely be exercised only when the market price of our common stock is greater than the $5.00 per share exercise price of the Warrants. The Units are exercisable until October 2, 2011. To the extent such Warrants or option are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares, as well as the sale of shares in the public market issued pursuant to our 2008 Long-term Incentive Equity Plan could adversely affect the market price of our common stock.

In addition, on December 18, 2009, the Company completed the acquisition of JCG and paid initial consideration that included a combination of cash, notes payable and 81,852.78 shares of our Series A Non-Voting Contingent Convertible Preferred Stock (“Preferred Stock”). Subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock, thus diluting our stockholders.  Further, if JCG achieves certain financial milestones for the year ending December 31, 2010, we will issue to the sellers a number of shares of common stock equal to $10 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  The issuance of these shares would further dilute our stockholders.

The NASDAQ Global Market may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Our securities on the NASDAQ Global Market are deemed to be shares of a “controlled company” within the meaning of the NASDAQ Global Market listing requirements and, as a result, we will be exempt from certain corporate governance requirements, which may result in reduced corporate governance protections to our stockholders.

Currently, Brian Pratt, the Chief Executive Officer and President of the Company, beneficially holds more than 50% of the voting power of the Company, through his ownership of shares of our common stock and by the delivery of revocable proxies to Mr. Pratt from certain of our stockholders. As a result, the Company is considered a “controlled company” for purposes of the NASDAQ listing requirements (a corporation which more than 50% of the voting power is held by an individual, a group or another company). Therefore, the Company is not subject to the NASDAQ listing requirements that would otherwise require that the board of directors have a majority of independent directors and that executive compensation and director nominations be subject to independent director oversight. Accordingly, the Company’s stockholders do not have the same protections afforded to stockholders of other companies and our independent directors do not have the same ability to influence the business policies and affairs as independent directors of companies that are subject to all of such NASDAQ corporate governance requirements.

As part of the December 18, 2009 acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock. Subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock.  If the conversion is approved, Mr. Pratt will no longer beneficially hold greater than 50% of our voting power for the election of directors and we will no longer be considered a controlled company.  As a result, we will no longer be exempt from the NASDAQ listing requirements described above and we will be required to comply with these requirements.

Three of our director-officers are significant stockholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our stockholders for approval and which influence may be alleged to conflict with our interests and the interests of our other stockholders.

As of December 31, 2009, three of our director-officers and principal stockholders owned an aggregate in excess of 50% of the outstanding shares of our common stock. On his own, with the revocable proxies that have been granted to him, Brian Pratt beneficially owned and had the power to vote approximately 58.2% of the outstanding shares of our common stock at December 31, 2009. These stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

Facilities

Our executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630. The telephone number at our executive office is (949) 598-9242. The Construction Services segment of our business has regional offices located in Pittsburg, San Francisco, Bakersfield and San Diego, California. The Construction Services segment also has regional offices located in Baton Rouge, Louisiana, Conroe and Pasadena, Texas and Sarasota and Fort Lauderdale, Florida.  The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.

We lease all of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2019. The aggregate lease payments made for our facilities in 2009 were $2.9 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities, employees and certain construction and transportation equipment from Stockdale Investment Group, Inc. (“SIGI”). All of these leases were entered into on similar terms as negotiated with an independent third party. Our majority stockholder, Chief Executive Officer, President and Chairman of the Board, Brian Pratt, also is a majority interest holder in SIGI. In addition, two of our officers and/or directors also serve as officers and/or directors of SIGI, as follows (with their respective positions with SIGI reflected in parentheses): Brian Pratt (chairman and director) and John M. Perisich (secretary). Additionally, one of our officers and directors, John P. Schauerman, also served as an officer and director of SIGI prior to the July 2008 merger (president and director).

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2009, 2008 and 2007, we spent approximately $9.3 million, $10.1 million and $2.2 million, respectively, in cash for capital equipment. Additionally, we incurred debt for the acquisition of property and equipment in the amounts of approximately $4.7 million in 2009, $7.1 million in 2008 and $6.6 million in 2007. An estimated breakdown of capital equipment as of December 31, 2009 is as follows:

•                  Heavy construction and specialized equipment—1,053 units, including 583 units of equipment related to the acquisition of JCG; and

•                  Transportation equipment—896 units, also including 426 units of equipment related to the acquisition of JCG.

We believe the ownership of equipment is preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower equipment costs. We attempt to obtain projects that will keep our equipment fully utilized in order to increase profit. All equipment is subject to scheduled maintenance to insure reliability. Maintenance facilities exist at each of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible to supplement equipment income.

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2009 and 2008:

	2009	2008	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$5,433	$805	30 years
Leasehold improvements	3,460	988	Lease life
Office equipment	632	671	3 - 5 years
Construction equipment	104,337	46,993	3 - 7 years
Transportation equipment	10,538	10,119	3 - 18 years
	124,400	59,576
Less: accumulated depreciation and amortization	(31,832)	(33,352)
Net property, plant and equipment	$92,568	$26,224

The amounts shown in 2009 include the property, plant and equipment of $61.3 million as a result of the December 18, 2009 acquisition of JCG, primarily in construction equipment.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 31, 2008, we merged with Former Primoris, and thereafter our common stock, Warrants and Units (each unit consisting of one share of common stock and one Warrant) began trading on the NASDAQ Global Market under the symbols “PRIM”, “PRIMW” and “PRIMU”, respectively. Previously, our common stock traded on the OTC Bulletin Board under the ticker symbol “RPSD”.

As of March 9, 2010, we had outstanding 33,121,567 shares of common stock, which were held of record by          stockholders. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2009 and  2008.

	Market price per Share
	High	Low
Year ended December 31, 2009
First quarter	$5.44	$3.25
Second quarter	$7.63	$3.93
Third quarter	$8.00	$6.87
Fourth quarter	$8.40	$7.00

Year ended December 31, 2008
First quarter	$7.99	$7.51
Second quarter	$8.49	$7.80
Third quarter	$8.64	$3.44
Fourth quarter	$7.70	$3.28

Dividend Policy

The following table shows cash dividends to our common stockholders declared by the Company during the two years ended December 31, 2009:

Declaration Date	Payable Date	Record Date	Type
August 8, 2008	October 10, 2008	September 23, 2008	$0.025 per share
November 10, 2008	January 15, 2009	December 23, 2008	$0.025 per share
March 16, 2009	April 15, 2009	March 31, 2009	$0.025 per share
May 19, 2009	July 15, 2009	June 30, 2009	$0.025 per share
August 7, 2009	October 15, 2009	September 30, 2009	$0.025 per share
November 11, 2009	January 15, 2010	December 31, 2009	$0.025 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the board of directors. No dividends or distributions will be payable to holders of shares of common stock unless the full dividends or distributions are paid to the holders of the Series A Preferred Stock at the same time.  Dividends on the Series A Preferred Stock are non-cumulative.

On March 4, 2010, a cash dividend of $0.025 per share was declared and payable to stockholders of record as of March 31, 2010, with an anticipated distribution date on or about April 15, 2010.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

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

These securities represent shares of common stock available for issuance under our 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”). The material features of our 2008 Equity Plan are described in Notes 2, 25 and 26 to our consolidated financial statements for the year ended December 31, 2009 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

On March 27, 2009, we announced that we entered into a Rule 10b5-1 trading plan with CJS Securities, Inc. to facilitate the repurchase of up to $1 million of our common stock purchase Warrants.  Each Warrant entitles the holder to purchase one share of our common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed.

From March 27, 2009 through May 15, 2009, CJS Securities completed the purchase of 188,500 Warrants. The Warrants purchased represented approximately 3.9% of the 4,894,456 redeemable Warrants outstanding as of March 26, 2009.  No purchases were made during the third and fourth quarters of 2009.

Unregistered Sales of Securities During the Fourth Quarter of 2009

During the fourth quarter 2009, we completed the acquisition of two companies in which some of the consideration consisted of unregistered securities of the Company. The aggregate consideration paid in these transactions was $9.1 million in cash, $53.5 million in promissory notes, 139,082 shares of common stock and 81,852.78 shares of Preferred Stock.

In addition, the Company provided for contingent consideration to the sellers if they achieve certain financial performance targets. The contingent consideration, totaling $12.5 million, included $0.5 million payable in cash and $12.0 million payable in shares of Company common stock. The number of shares of common stock payable under the contingent consideration will be based on future share prices of the Company’s common stock, under the terms of the Purchase Agreements.

All securities listed on the following table are issued shares of convertible preferred stock and shares of our common stock. Contingent consideration is not included in the table. We relied on Section 4(2) of the Securities Act, as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration
October 1 through December 31, 2009	139,082 common shares	Stockholders of acquired company	Sale of acquired company
October 1 through December 31, 2009	81,852.78 convertible preferred shares	Stockholders of acquired company	Sale of acquired company

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$467,010	$597,822	$542,624	$430,006	$356,643
Cost of revenues	391,435	527,380	482,556	391,276	331,744 (1)
Gross profit	75,575	70,442	60,068	38,730	24,899
Selling, general and administrative expense	34,781	30,544	28,580	25,660	20,497
Merger related stock expense	390	4,050	—	—	—
Operating income	40,404	35,848	31,488	13,070	4,402
Other income (expense)	7,707	6,380	(1,856)	1,316	927
Income from continuing operations, before income taxes	48,111	42,228	29,632	14,386	5,329
Income tax provision	(18,350)	(4,926)	(895)	(1,175)	(10)
Income from continuing operations	$29,761	$37,302	$28,737	$13,211	$5,319

Income (loss) from discontinued operations, net of tax—(2)	(3,849)	(869)	(1,603)	(11)	252
Net income (loss)	$25,912	$36,433	$27,134	$13,200	$5,571
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.93	$1.42	$1.23	$0.56	$0.22
Income (loss) from discontinued operations —(2)	$(0.12)	$(0.03)	$(0.07)	$0.00	$0.01
Net income	$0.81	$1.39	$1.16	$0.56	$0.23

Diluted:
Income from continuing operations	$0.86	$1.32	$1.23	$0.56	$0.22
Income (loss) from discontinued operations —(2)	$(0.11)	$(0.03)	$(0.07)	$0.00	$0.01
Net income	$0.75	$1.29	$1.16	$0.56	$0.23

Weighted average common shares outstanding:
Basic	31,937	26,258	23,458	23,402	23,897
Diluted	34,418	28,156	23,458	23,402	23,897

Pro Form Data - 2005 to 2008 (unaudited)—(3)
Income from continuing operations, before income taxes, as reported		$42,228	$29,632	$14,386	$5,329
Pro forma provision for income taxes		(16,797)	(11,794)	(5,726)	(2,121)
Pro forma income from continuing operations		$25,431	$17,838	$8,690	$3,208
Pro forma income (loss) from discontinued operations — (2)		(592)	(993)	(7)	152
Pro forma net income		$24,839	$16,845	$8,653	$3,360
Pro Forma Earnings (loss) per share (unaudited):
Basic:
Income from continuing operations		$0.97	$0.76	$0.37	$0.13
Income (loss) from discontinued operations — (2)		$(0.02)	$(0.04)	$0.00	$0.01
Net income		$0.95	$0.72	$0.37	$0.14

Diluted:
Income from continuing operations		$0.90	$0.76	$0.37	$0.13
Income (loss) from discontinued operations — (2)		$(0.02)	$(0.04)	$0.00	$0.01
Net income		$0.88	$0.72	$0.37	$0.14

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$90,004	$72,848	$62,628	$12,865	$16,035
Short term investments	$30,058	$15,036	$—	$—	$—
Accounts receivable, net	$108,492	$90,622	$112,468	$104,844	$57,636
Total assets	$476,027	$252,212	$220,973	$162,309	$125,982
Total current liabilities	$242,192	$168,392	$150,123	$97,828	$73,670
Long-term debt, net of current portion	$77,955	$26,965	$22,641	$21,328	$18,597
Stockholders’ equity	$143,959	$55,430	$46,923	$42,207	$32,165

(1)           For the year 2005, cost of revenues includes $3.6 million for a provision for estimated losses on uncompleted contracts.

(2)           During December 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership in the Company.  As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.

During 2004, Former Primoris decided to cease all operations in Chile. During 2005, ARB Chile prevailed in a legal action against a customer in Chile, resulting in a substantial payment included in the gain on discontinued operations for 2005 of $1.5 million.

(3)           Prior to the merger with Rhapsody in July 2008, Former Primoris was taxed as an S-Corporation for purposes of federal and state income taxes. As a result of the merger, the S-Corporation status terminated and the combined entity is now taxed as a C-Corporation under federal and state tax laws. The pro forma data reflects the impact of the combined federal and state income taxes on a pro forma basis as if both Former Primoris and we had been taxed as a C-Corporation during those periods 2005 through 2008, using an effective tax rate of 39.8%.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward Looking Statements” elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including certain risks inherent with our business as discussed in “Item 1A Risk Factors”.

Primoris is a holding company with various subsidiaries that cumulatively form a diversified engineering and construction company providing a wide range of construction, fabrication, maintenance, replacement and engineering services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, and also constructs mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida. A substantial portion of our activities have been performed in the western United States, and more specifically in California. In addition, we have strategic presences in Florida, Texas and Canada.

On December 18, 2009, the Company completed the acquisition of JCG.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

JCG’s heavy civil division provides services in heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction. JCG’s infrastructure and maintenance division provides large earthwork and site development, landfill construction, site remediation and mining support services. JCG’s industrial division, with a client base comprised primarily of private industrial companies, provides all phases of civil and structural construction, mechanical equipment erection, process pipe installation and boiler, furnace and heater installation and repair.

As discussed elsewhere in this Annual Report on Form 10-K, on July 31, 2008, we completed a merger of Rhapsody Acquisition Corp. and Former Primoris. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “Primoris”, the “Company” or “we,” “our,” or “us” refers to the business, operations and financial results of Former Primoris prior to, and Primoris subsequent to, the closing of the merger on July 31, 2008, between Rhapsody and Former Primoris as the context requires. “Rhapsody” refers to the operations or financial results of Rhapsody Acquisition Corp. prior to the closing of the merger.

The July 2008 merger was accounted for as a reverse acquisition. Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations and management of Former Primoris comprising the ongoing operations and management of the Company after the merger. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for our net assets, accompanied by a recapitalization. Our pre-merger net assets are stated at historical cost, with no goodwill or other intangible assets recorded.

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

•      Providing large earthwork and site development, site remediation and mining support services; and

•      Since the acquisition of JCG, services also include heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction.

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

Outlook

In 2009, we experienced a significant reduction in revenues, especially in our California industrial and Florida water markets, as we were affected by the economic downturn and volatile capital markets. Many of our customers reduced spending and the awarding of new contracts in 2009, and we expect that economic conditions will remain challenging for the next few quarters.  As a result, while we expect the first half of 2010 to be less robust than seen in prior years, we remain positive about the long-term opportunities in the industries we serve.

Constructions Services — West

Our legacy business is focused primarily on infrastructure projects in California.  We anticipate that our utility customers will continue their efforts to improve their underground pipeline and cable and conduit projects; however, if economic conditions worsen, spending on these projects could be reduced.  Activity in industrial (above-ground) projects will remain at reduced levels for the next several quarters as the economic slowdown has reduced the need for additional power plants and the fluctuating oil prices have put pressure on refinery margins and refinery capital projects.  While currently at reduced levels, we expect a recovery and longer term growth in this sector.  In addition, demand in this sector could increase significantly depending on the impact of renewable energy initiatives.  California renewable portfolio standards require that one third of energy usage in the state be from renewable sources by 2020.  Since current estimates are that 12 to 15% of the state’s energy meets the renewable portfolio standards, significant potential opportunities exist.  In addition, certain portions of the American Recovery and Reinvestment Act (“ARRA”) of 2009 may increase demand for our services.  The ARRA includes incentives for renewable energy in the form of grants, tax cuts, tax credits and loans.  At this time, we cannot predict the timing of these projects that would implement the renewable standards or incentive programs.

Construction Services — East

The economic downturn significantly reduced the revenues of our water and wastewater facility construction company in 2009, which is our largest contributor of revenues in the state of Florida.  While there may be a positive impact of the ARRA on this market segment in 2010, we anticipate that significant improvements may not occur until there is an improvement in the residential housing market in the southeastern United States.

With the acquisition of JCG in December 2009, we anticipate an increase in Primoris revenues in 2010.  In calendar 2009, revenues for JCG were approximately $360 million, and based on JCG’s backlog and the status of its projects, we anticipate no reduction in that revenue level in 2010.  The general economic climate will impact the future level of highway construction in JCG’s markets, and there can be no assurance that contract awards in 2010 will allow JCG to maintain that level in future years.  We believe that the infrastructure needs in the Gulf Coast region will provide us with a long-term growth opportunity.

Engineering

Our product engineering segment experienced a significant decline in 2009 as our customers reacted to the reduced price of oil compared to 2008 and a general slowdown in energy usage.  We anticipate continuing market uncertainty during 2010, however, we expect reasonable market growth in non-U.S. areas, primarily in Asia.  We believe that the operational improvements provided by high-performance heaters can provide future opportunities in this segment.

Conclusion

In 2009, many of our customers reduced capital spending as a result of the recession and capital markets volatility.  It is uncertain when these current unfavorable economic and market conditions will improve, or if they will deteriorate further in the near term.  While some of these issues are expected to persist in the first half of 2010, we are optimistic that with our greater size and available resources, as a result of the JCG acquisition, we are positioned to capitalize on what we believe will be  a stronger operating environment in the second half of 2010 and into 2011.

While we increased our gross margin as a percentage of revenues in 2009 compared to 2008, we believe that in the near-term, margins may decline as competitors bid projects more aggressively in order to maintain their revenue level and cash flow.  In addition, quarterly gross margins may be negatively impacted by adverse weather conditions and project delays.  We expect that over the long-term we can maintain and improve our margins based on the expected growth opportunities in our markets and our ability to benefit from our increased scale of operations.

In 2010, we will continue to focus on those aspects of our business that we can control.  Those aspects include the margins we accept on projects that we bid, our management of cash including collection of receivables, our emphasis on safety programs and quality and our continuing management of all levels of cost.  We expect to maintain a strong competitive position with existing customers and in our current markets.  We will continue to evaluate potential strategic acquisitions and investments in order to grow our geographic area of operations and services.

While we cannot predict the timing or the overall impact of the growth opportunities, especially in light of the current economic downturn and volatile financial markets, we believe that we have the capability and expertise to continue our growth and capitalize on opportunities in the markets that we serve.

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

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by our customers in late 2008 and throughout 2009, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs, interest rate fluctuations and other factors may also materially affect our periodic results. Accordingly, our operating results for any particular period may not be indicative of the results that can be expected for any other period.

Results of operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Statement of Operations Data:
Revenues	$467,010	100.0%	$597,822	100.0%	$542,624	100.0%
Gross profit	75,575	16.2%	70,442	11.8%	60,068	11.1%
Selling, general and administrative expense	34,781	7.4%	30,544	5.1%	28,580	5.3%
Merger related stock expense	390	0.1%	4,050	0.7%	—	—
Operating income	40,404	8.7%	35,848	6.0%	31,488	5.8%
Other income (expense)	7,707	1.7%	6,380	1.1%	(1,856)	(0.3)%
Income before income taxes	48,111	10.3%	42,228	7.1%	29,632	5.5%
Provision for income taxes	(18,350)	(3.9)%	(4,926)	(0.9)%	(895)	(0.2)%
Income from continuing operations	29,761	6.4%	37,302	6.2%	28,737	5.3%
Loss on discontinued operations	(3,849)	(0.9)%	(869)	(0.1)%	(1,603)	(0.3)%
Net income	25,912	5.5%	$36,433	6.1%	$27,134	5.0%

Revenue decreased $130.8 million, or 21.8%, for 2009 as compared to 2008 as a result reduced revenues for projects in the refining and water and wastewater sectors. Revenues in our Engineering segment declined, reflecting completion of an unusually large project at the end of 2008. In 2009, our Construction Services segment provided 87.6% of total revenues compared to 84.4% of total revenues in 2008.

Gross profit increased by $5.1 million, or 7.3%, for 2009 as compared to 2008 reflecting higher margin work in the cable and conduit and pipeline sectors.  For 2009, gross profit provided by our Construction Services segment represented 91.9% of the total gross profit compared to 92.2% of total gross profit in 2008.

Revenue increased $55.2 million, or 10.2%, for 2008 as compared to 2007 as a result of growth in both of our segments, led primarily by strong growth in facility work in our Construction Services segment. Both our Engineering segment and foreign operations revenues increased reflecting the strength of the petroleum industry. In 2008, our Construction Services segment provided 84.4% of total revenues compared to 85.8% of total revenues in 2007.

Gross profit increased by $10.4 million, or 17.3%, for 2008 as compared to 2007 reflecting higher margin work in the refining and energy sectors of the economy. For 2008, gross profit provided by our Construction Services segment represented 92.2% of the total gross profit compared to 87.1% of total gross profit in 2007.

Geographic areas — financial information

Revenue by geographic area for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$445,979	95.5%	$577,090	96.5%	$521,663	96.1%
Non-United States	21,031	4.5%	20,732	3.5%	20,961	3.9%
Total revenue	$467,010	100.0%	$597,822	100.0%	$542,624	100.0%

Note that revenue is attributed to the countries based on our reporting entity that records the transaction.

Segment Results

The following discussion describes the significant factors contributing to the results of our two operating segments.

Construction Services Segment

Revenue and gross profit for the Construction Services segment for the years ending December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Construction Services
Revenue	$409,237		$504,880		$465,324
Gross profit	$69,471	17.0%	$64,964	12.9%	$52,309	11.2%

Construction Services segment revenues decreased by $95.6 million, or 18.9% for 2009 compared to 2008 as a result of decreases in our California industrial business of $114.4 million and our Florida water and wastewater construction company of $27.8 million.  These decreases were due primarily to the substantial completion of refinery and water and wastewater construction projects in 2008 which were not replaced with new projects in 2009 as the general economy caused potential customers to delay construction projects.  In addition, the impact of the work slowdown and demobilizations at the Richmond Refinery project, as discussed in the Backlog section below, also had an impact on expected revenues for the California industrial business.  The revenue reduction was partially offset by revenue increases of $25.2 million in California underground projects, including pipeline and cable and conduit projects as well as an increase of $16.8 million of revenues from the JCG and Cravens acquisitions.

Construction Services segment gross profit increased by $4.5 million, or 7.0%, for 2009 compared to 2008. The increase resulted from improved margins as a percentage of revenue to 17.0% in 2009 from 12.9% in 2008, as well as the addition of new subsidiaries at the end of 2009, partially offset by reduced profits in the refining sector because of lower revenues, and lower revenues and profits obtained from third party equipment rentals.

Revenue for the Construction Services segment increased by $39.6 million, or 8.5%, for 2008 compared to 2007. This revenue increase was led primarily by a $98.2 million increase in Construction Services for industrial facilities primarily in the refining industry as customers increased their capacity and upgraded their infrastructure in an environment of increasing worldwide petroleum pricing. The revenue increase was offset by reductions of revenue of $61.6 million primarily in pipeline, water and wastewater and cable and conduit underground projects and cast-in-place structure projects reflecting significant work completed at the end of 2007 and early 2008, thus affecting revenue comparisons.

Construction Services segment gross profit increased by $12.7 million, or 24.2%, for 2008 compared to 2007. The increase resulted from both increased revenue and improved margins as a percent of revenue to 12.9% in 2008 from 11.2% in 2007. Of the $12.7 million gross profit increase, approximately $4.2 million was due to increased revenues and $8.5 million was due to the improved gross profit percentage. The primary reasons for the gross profit margin increase were changes from lower margin water and wastewater and underground and structure projects to higher margin industrial projects in the petroleum and power industry.

Engineering Segment

Revenue and gross profit for the Engineering segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$57,773		$92,942		$77,300
Gross profit	$6,104	10.6%	$5,478	5.9%	$7,759	10.0%

Engineering segment revenue decreased by $35.2 million, or 37.8%, for 2009 compared to 2008. The revenue decrease was primarily the result of major alliance work and a major process plant being completed in 2009. Alliance projects generated $19.5 revenue in 2009 compared to $36.4 million in 2008.

Engineering segment gross profit increased by $0.6 million, or 11.4%, for 2009 compared to 2008. The increase resulted from increased margin on a major project in Thailand and successful completion of a major process plant, partially offset by reduced gross profit margins in alliance work.

Revenue increased by $15.6 million, or 20.2%, for 2008 compared to 2007. The primary reason for the increase was the affect of an alliance agreement we made with a major client in November 2007. Alliance projects generated $36.4 million in revenue in 2008 compared to $16.7 million in 2007.

Engineering segment gross profit declined by $2.3 million, or 29.4%, for 2008 compared to 2007. The decrease was the result of a significant decrease in the gross profit percentage, which declined to 5.9% of revenue in 2008 from 10.0% in 2007. At the 2007 gross profit margin, the gross profit impact from the increase in revenues for 2008 was $1.6 million while the gross profit margin decrease reduced profitability by $3.9 million. In 2008, we reversed gross profit on certain alliance projects by $2.1 million and we recognized a lower gross profit percentage on a $48.1 million project which was completed in 2009. In addition, at the unusually high 2008 revenue levels for the segment, we allocated a greater percentage of general and administrative expenses to cost of sales, reducing the gross profit margin. We expect that the gross profitability in this segment will trend toward higher historical levels in 2009.

Segment reporting for 2010

As a result of the acquisition of JCG, management will change Primoris’ reportable segments effective on January 1, 2010.  The three new segments will be Construction Services — East, Construction Services — West and Engineering.

The Construction Services — East segment will incorporate the JCG construction services business, located primarily in the southern United States, specializing in highway, industrial and environmental projects and will include the current Construction Services businesses located in the Gulf Coast region of the United States, which includes Cardinal Contractors, Inc., Cardinal Mechanical and Cravens Services, Inc. The newly formed Construction Services-West segment will include the Construction Services performed in the western United States, primarily in the state of California. The current Engineering segment will remain unchanged.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $4.2 million, or 13.9%, for 2009 compared to 2008. The increase was due primarily to various factors, including $1.2 million for acquisition expenses related to the JCG and Cravens acquisition due diligence efforts, a lower allocation of $1.8 million of general and administrative expenses to costs of sales primarily in our engineering segments due to lower revenue levels in 2009. In addition, 2009 expenses increased by $1.6 million reflecting additional public company expenses, including increases in directors fees, audit fees, Sarbanes Oxley compliance costs, consultant fees, legal fees and payroll.  In 2009, we were a public company for twelve months, compared to only five months in 2008. Additional increases in SG&A expenses for 2009 compared to 2008 included $0.6 million for depreciation and amortization expense, $0.3 million for insurance expenses, $0.3 million for incentive compensation expense and $0.5 million in SG&A expenses as a result of JCG operations beginning on December 18, 2009, the acquisition date. SG&A expenses were offset by gains on the sales of equipment of $3.2 million in 2009 compared with a $0.6 million in 2008.

SG&A expenses as a percentage of revenue increased to 7.4% for 2009 from 5.1% for 2008.  The increase as a percentage of revenues was primarily due to the impact of the decrease in revenues as well as the increase in acquisition expenses and lower overhead recovery.

SG&A increased $2.0 million, or 6.9%, for 2008 compared to 2007. The increase was due principally to an increase in personnel expenses of $4.1 million to meet future growth, partially offset by higher absorption of overhead expenses of $2.3 million, as a result of increased activity in the Engineering segment, a decrease in legal fees of $0.6 million, and an increase in gain on sales of fixed assets of $0.5 million.

SG&A as a percentage of revenue decreased to 5.1% for 2008, from 5.3% for 2007. The decrease in SG&A as a percentage of revenue was primarily related to the relatively fixed accounting, administrative and management expenses, which did not increase proportionally with the increased revenue. These benefits were partially offset by increased SG&A from public company reporting obligations, primarily increased accounting and legal expenses.

Merger related stock expense

On February 19, 2008, we entered into an Agreement and Plan of Merger with Former Primoris and certain stockholders of Former Primoris (“Merger Agreement”). In connection with the Merger Agreement, we entered into agreements with two foreign managers that called for the issuance of 507,600 shares of our common stock. In accordance with ASC Topic 718 “Compensation — Stock Compensation”, we recognized $3.7 million of non-cash expenses and recorded an increase to additional paid-in capital. The issuance of the shares was a non-recurring event directly related to the consummation of the merger and therefore, the entire value of the shares at July 31, 2008 was taken as a charge to earnings.

The Merger Agreement provided for the issuance of additional earn-out shares to the Former Primoris stockholders for both 2008 and 2009 financial results. In 2008, we achieved the financial performance target, and in March 2009, we issued 2,500,025 shares to the Former Primoris stockholders.  We also recorded an expense of $0.4 million for the 52,668 shares issued to the two foreign members.

Similarly, in 2009, we achieved the financial performance target, and we will issue 2,499,975 shares to the Former Primoris stockholders in March 2010.  In 2009, we recorded a non-cash expense of $0.4 million and an increase in additional paid-in capital for the 52,668 shares that will be issued to the foreign managers in March 2010.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income from non-consolidated investments	$8,753	$6,065	$(1,359)
Foreign exchange gain (loss)	293	855	(471)
Interest income	640	1,710	1,747
Interest expense	(1,979)	(2,250)	(1,773)
Total other income	$7,707	$6,380	$(1,856)

Equity income (loss) from non-consolidated investments for 2009 consisted of $8.8 million income from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California which was in the final stages of completion at the end of 2009, and minor income of our other investments in joint ventures.

For 2008, we recognized income of $6.1 million from OMPP.

Income from non-consolidated joint ventures for 2007 consisted of income of $2.2 million from the OMPP joint venture.  In December 2007, we made the decision to record a $3.6 million “other than temporary impairment” of our investment in ARB Arendal because of a client dispute with an uncertain outcome, resulting in a net loss of $1.4 million for the year.

In the second quarter of 2009, we made advances to ARB Arendal of $1.0 million and we reserved the full amount of these advances.  In the fourth quarter of 2009, we sold our investment in ARB Arendal to our partner for a minimal sum, and we received repayment of our $1.0 million advance.

Foreign exchange gain for 2009 and 2008 and foreign exchange loss for 2007 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which has created a currency exchange difference.

Interest income decreased for 2009 and 2008 compared to 2007 as a result of declining interest rates and our decision to invest our excess cash balances in Treasury bills and certificate of deposits (“CD’s”) purchased through the CDARS (Certificate of Deposit Account Registry Service) rather than commercial paper.  The decrease was partially offset by higher average cash balances in the 2009 and 2008 period.

Interest expense decreased by $0.3 million for 2009 and increased $0.5 million for 2008 compared to 2007 reflecting our financing of acquisitions of property and equipment of $14.0 million and $17.2 million for 2009 and 2008, respectively, with long-term bank debt.  The weighted average interest rate on total debt outstanding at December 31, 2009, 2008 and 2007 was 5.3%, 6.1% and 6.3%, respectively.

Provision for income taxes

Our provision for income tax increased $13.4 million for 2009 to $18.4 million from 2008 as a result of the change of tax status from that of a Subchapter S of the Internal Revenue Code (“S-Corporation”) to that of a Subchapter C of the Internal Revenue Code (“C-Corporation”) as part of the Merger Agreement on July 31, 2008. Thereafter, we became subject to federal and state income tax in the jurisdictions in which we do business, including California. With the change in tax status, our effective tax rate for the year ended December 31, 2009 and December 31, 2008 was 38.1% and 11.7%, respectively.  The effective tax rate for the year ended December 31, 2008 included the impact of a $3.0 million tax benefit for establishing our beginning deferred tax assets. In the years prior to 2008, as an S-Corporation we had no provision for federal income tax and only minimal provision for state income tax.

The 2007 provision for income taxes was principally the result of Canadian taxable income.  During the year ended December 31, 2007, as an S-Corporation, Primoris had no United States federal income tax obligations, since these obligations were the personal liability of its stockholders.

Pro forma net income data—unaudited

During the year ended December 31, 2009, the Company has been taxed as a C-Corporation.  To compare the 2009 results with the prior year, the following pro forma information is presented to provide for income tax provisions as if the company were taxed as a C-Corporation for the years ended December 31, 2008 and 2007.

	2008	2007
	(Thousands)	(Thousands)
Pro Form Data — 2008 and 2007 (unaudited)
Income from continuing operations, before income taxes, as reported	$42,228	$29,632
Pro forma provision for income taxes	$(16,797)	$(11,794)
Pro forma income from continuing operations	$25,431	$17,838
Pro forma income (loss) from discontinued operations — (1)	$(592)	$(993)
Pro forma net income	$24,839	$16,845

(1)           During December 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership in the Company.  As a result, the results of operations and cash flows for Ecuadorian operations are reflected as discontinued operations for all periods presented.

During September 2004, the Company decided to cease all operations in Chile. The fixed assets, consisting mainly of construction equipment, were sold locally or repatriated in 2006. Related assets, liabilities, revenues and expenses were insignificant at and for the years ended December 31, 2008 and 2007.

The estimated pro forma tax provision amounts for both 2008 and 2007 were calculated using an effective statutory tax rate of approximately 39.8%.

Discontinued Operations

During December 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership in the business unit. As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.

The following table summarizes the results of the discontinued operations of Ecuador during the prior three years:

	2009	2008	2007
	(Thousands)	(Thousands)	(Thousands)
Ecuador Business Unit
Revenues	$18,247	$11,250	$5,042
Cost of revenue	23,457	11,249	5,758
Gross (loss) profit	(5,210)	1	(716)
Selling, general and administrative expenses	895	978	937
Operating loss	(6,105)	(977)	(1,653)
Interest income	7	9	3
Loss before provision for taxes	(6,098)	$(968)	$(1,650)
Income tax benefit	2,249	99	47
Income (loss) from discontinued operations	$(3,849)	$(869)	$(1,603)

At December 31, 2009, current assets of $5.3 million and current liabilities of $6.5 million, resulting in a net liability of $1.2 million, remain on the balance sheet for the Ecuador operations.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer is to pay to the Company a combination of $0.4 million in Primoris stock owned by the buyer, a $0.3 million note payable, plus an indemnification to the Company of certain potential liabilities. The sale was completed in March 2010. The sale had no material impact to the Company.

During September 2004, the Company decided to cease all operations in Chile. The fixed assets, consisting mainly of construction equipment, were sold locally or repatriated in 2006. Related assets, liabilities, revenues and expenses were insignificant at and for the years ended December 31, 2009, 2008 and 2007.

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

The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

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

Income taxes—We account for income taxes under the asset and liability method as set forth in ASC Topic 740 (formerly referred to as SFAS 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The affect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Effective January 1, 2008, the Company also adopted “Accounting for Uncertainty in Income Taxes” as set forth in the accounting guidance ASC Topic 740.

Until July 31, 2008, Former Primoris was taxed as an S-Corporation under Subchapter S of the Internal Revenue Code and similar codes in states in which Former Primoris was subject to taxation, which meant that income was taxed for federal income tax purposes to the stockholders.  After the merger, the combined entity became taxable as a C-Corporation, which changed the level of taxation of Former Primoris from that of its stockholders to that of the company. For the twelve months ended December 31, 2008, we computed our provision for income taxes using a 39.8% tax rate, which reflects the rate necessary to bring the 2008 year-to-date provision for income taxes in line with the estimated annual effective tax rate of 11.7%. Our deferred income tax provision in 2008 included approximately $4.2 million in net deferred tax benefits resulting from the recognition of beginning deferred tax assets, with realization expected primarily in 2009.

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

We elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill. When testing for goodwill impairment, we follow the guidance prescribed in ASC Topic 350 “Intangibles — Goodwill and Other” (formerly referred to as SFAS No. 142, “Goodwill and Other Intangible Assets”). First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

As further discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, primarily as a result of the acquisition of JCG in December 2009, the balance of goodwill increased to $59.7 million as of December 31, 2009 compared to $2.8 million as of December 31, 2008.

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

We self-insure worker’s compensation claims to a certain level. We maintained a self-insurance reserve totaling approximately $9.5 million at December 31, 2009 and approximately $5.5 million at December 31, 2008. Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Liquidity and Capital Resources

During the past two years, global market and economic conditions have been volatile and have had an adverse impact on financial markets in general. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. At this time, the Company’s cost and availability of funding has not been adversely affected by the credit markets, and we do not expect it to be materially impacted in the near future.

To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our cash, cash equivalents and funds under our credit facility will not be impacted by adverse conditions in the financial markets.

We continue to have borrowing capacity for our foreseeable needs based on our current cash flow forecast. We currently have a $20.0 million credit facility which expires October 28, 2012, under which we can issue letters of credit for up to $15.0 million.  We also have a credit facility of $15.0 million, which expires October 27, 2010.

Additionally, the Company has a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. As of December 31, 2009 and 2008, total commercial letters of credit outstanding under this credit facility totaled $5.3 million and $5.0 million, respectively.

At March 1, 2010, our net cash and short term investment balance was $114.5 million. We believe that our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs at least through the remainder of 2010. In addition, we believe that we maintain the ability to consider strategic acquisitions that may require cash.

Cash Flows

Cash flows during the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided (used) by operating activities	$28,082	$66,979	$71,826
Net cash provided (used) in investing activities	5,412	(24,360)	(2,289)
Net cash used in financing activities	(14,499)	(32,129)	(18,424)
Net cash used in discontinued operations	(1,839)	(270)	(1,350)
Net change in cash	$17,156	$10,220	$49,763

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$40,404	$35,848	$31,488
Depreciation and amortization	8,663	6,338	4,733
Gain on sale of property and equipment	(3,217)	(576)	(258)
Merger related stock expense	390	4,050	—
Distributions received from joint venture	3,400	6,120	2,880
Net deferred taxes	1,179	(4,166)	—
Changes in assets and liabilities	(3,341)	23,976	34,375
Foreign exchange gain (loss)	293	855	(471)
Interest income	640	1,710	1,747
Interest expense	(1,979)	(2,250)	(1,773)
Provision for income taxes	(18,350)	(4,926)	(895)
Net cash provided by operating activities	$28,082	$66,979	$71,826

The changes in assets and liabilities, excluding the impact of acquisitions, decreased operating cash flow by $3.3 million in 2009. The components of this change are included in the consolidated statements of cash flow. The significant changes include a $15.8 million decrease in accounts receivable, a $7.0 million decrease in accounts payable and a decrease in accrued liabilities of $4.7 million. In addition, billings in excess of costs and estimated earnings decreased by $15.1 million while costs and estimated earnings in excess of billings decreased by $9.4 million, inventory and prepaid expenses increased by $3.8 million and restricted cash decreased by $1.7 million.

The decrease in restricted cash was related to project completions causing the release of retentions. The decrease in billings in excess of costs and estimated earnings were principally due to the progress and completion status of projects. The decrease in costs and estimated earnings in excess of billings derived from timing of costs incurred versus our contractual ability to bill our customers.

As of December 31, 2009, accounts receivable represented 22.8% of total assets versus 36.0% in 2008. Accounts payable represented 18.8% of the total liability as opposed to 26.0% in 2008. This reflects the impact from the acquisition of two subsidiaries in late 2009. Which strengthened our balance sheet position going forward.

The provision for taxes increased substantially by $13.4 million in 2009, reflecting the first full year of being taxed as a C-corporation.

Investing activities

	2009	2008	2007
	(Thousands)	(Thousands)	(Thousands)
Capital expenditures — cash	$9,314	$10,132	$2,185
Capital expenditures — financed	4,723	7,076	6,570
Total capital expenditures	$14,037	$17,208	$8,755

We purchased property and equipment for $14.0 million, $17.2 million and $8.8 million in the years ended December 31, 2009, 2008 and 2007, respectively, principally for our construction activities.  For 2009 purchases, we paid $9.3 million in cash and incurred $4.7 million in additional loan obligations, secured by the underlying equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Our 2009 and 2008 purchases were at a higher level than previous years as we began to upgrade our equipment to meet future California emission requirements.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $4.3 and $1.3 million for 2009 and 2008, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties.

As part of our cash management program, we invested $15.0 million both in 2009 and 2008 in short term investments consisting primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

The JCG acquisition on December 18, 2009 added $34.5 million to our cash balance.

Financing activities

Financing activities required the use of $14.5 million of cash in 2009. Significant transactions using cash flows from financing activities included:

•                  Final cash distributions of $4.5 million were paid to the Former Primoris stockholders during 2009. During the period which the Company was an S-Corporation, we provided the Former Primoris stockholders distributions to allow them to pay their personal income tax liability stemming from the profits of the Company in prior years;

•                  $3.2 million for payment of dividends;

•                  $17.3 million proceeds from the issuance of long-term debt;

•                  $21.5 million and $4.7 million in repayment of long-term debt during the years ended December 31, 2009 and 2008, respectively, based on scheduled maturities of such debt; and

•                  $2.5 million and $1.8 million in repayment of long-term capital leases during the year ended December 31, 2009 and 2008.

Capital Requirements

During the year 2009, our operations provided cash of $28.1 million, which included a reduction of $15.1 million of billings in excess of costs and estimated earnings. Billings in excess of costs and estimated earnings increase as we receive cash prior to performing the required work.  If there were a reduction in the amount of work we perform, we may experience decreases in cash from operations as we use the cash previously paid to complete the work to be performed.

Merger related cash

We distributed approximately $48.9 million to the Former Primoris stockholders immediately prior to the closing of the merger on July 31, 2008. In addition, on July 31, 2008, the Rhapsody trust fund was liquidated and the proceeds of $41.3 million, including earned interest, were distributed. Of these proceeds, $0.77 million was distributed to EarlyBirdCapital, Inc., which included $0.4 million of deferred underwriting fees and $0.36 million of investment banking fees, $0.6 million was distributed for services provided in relation to the merger transaction, $0.36 million for legal fees, $0.12 million for NASDAQ filing fees, other miscellaneous expenses of $0.18 million, $0.19 million was distributed to the merged company to pay accrued taxes and other accrued expenses for Rhapsody, and the remaining $39.7 million was made available for our general corporate use.

Holders of 417,461 shares of our common stock voted against the merger and elected to exercise their option to convert their shares to cash in accordance with our original certificate of incorporation. Each of these holders received $7.98 per share, or an aggregate of $3.3 million from the funds that had been held in the Rhapsody trust fund.

Common Stock

Prior to the July 2008 merger, Former Primoris was a non-publicly traded entity with 4,368 shares outstanding. At the time of the merger, each Former Primoris share was converted into 5,400 shares of the Company, for 23,587,200 shares. Additionally, as part of the Merger Agreement, two foreign managers of Former Primoris were issued 507,600 shares of common stock.

In addition, the Merger Agreement provided for a potential additional 2,500,025 shares of common stock for each of the years ended December 31, 2008 and 2009, if the Company achieves specific financial targets. The 2008 financial target was achieved and 2,500,025 shares were issued in March 2009.  The 2009 financial target was achieved and we expect to issue 2,499,975 shares of our common stock in March 2010.

Impact of JCG Acquisition on Common Stock

On December 18, 2009, we completed the acquisition of JCG and paid initial consideration that included a combination of cash, notes payable and 81,852.78 shares of our Preferred Stock.  Subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock, which would represent an increase of approximately 24.7% of the number of shares outstanding on March 9, 2010.

In addition, if JCG’s income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Purchase Agreement, for the fiscal year ending December 31, 2010 is equal to or greater than $35 million, we will issue a number of shares of common stock equal to $10 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  The fair value of this contingent consideration of $8.2 million was recorded as a liability on our balance sheet as of the acquisition date.

Impact of Cravens Acquisition on Common Stock

On October 14, 2009, we announced that we had acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd. (“Cravens Partners”), a Texas-based provider of civil and utility infrastructure construction services. Following the completion of the acquisition, we created a wholly owned subsidiary named Cravens Services, Inc. The services of the new acquisition include excavation, underground utilities, drainage channels, facility upgrades, detention ponds and telecommunications infrastructure projects.

Under the terms of the purchase agreement, consideration included a combination of cash and a total of 139,082 shares of our common stock at a value of $1.0 million, with 41,724 of those shares placed in escrow for up to a year, pending any claims arising subsequent to the transaction.

Additionally, we provided additional consideration for future earn-out payments based on attaining specified financial goals for the 3-year period 2009 to 2011.  The fair value for the contingent consideration, of $1.8 million, was recorded as a liability on our balance sheet. A portion of the earn-out payments were achieved by the sellers as of December 31, 2009 and $0.75 million of the earn-out was included as a current liability on the balance sheet.  The $0.75 million amount will include a cash payment of $0.15 million and the issuance of 74,906 shares of our common stock valued at $0.6 million.

Credit agreements

In March 2007, we entered into a revolving line of credit agreement payable to Bank of America, N.A. (successor by merger to LaSalle Bank National Association) with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line was secured by substantially all of our assets. Under the line of credit agreement, we were able to borrow up to $30.0 million, and all amounts borrowed under the line of credit were to be due March 31, 2010. On October 28, 2009, we paid or cash collateralized all amounts due and owing under the line of credit and terminated the line of credit agreement.

On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million. Under the Agreement, the Lender provides two revolving loans to us:

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

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of December 31, 2009 and 2008, total commercial letters of credit outstanding under this credit facility totaled $5.3 million and $5.0 million, respectively.

The term loan and line of credit facilities contain various restrictive covenants, including, among other things, restrictions on investments, capital expenditures, minimum working capital and tangible net worth requirements. The Company was in compliance with its restrictive covenants as of December 31, 2009 and 2008.

Subordinated Promissory Note — JCG acquisition.  As further described in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company executed an unsecured Promissory Note on December 18, 2009 in favor of the sellers of JCG with a principle amount of $53.5 million.  The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the Promissory Note bears interest at an annual rate equal to 5%.  For months 10 through 18, the note will bear interest at an annual rate of 7%.  For the months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be payable in cash on an amortizing basis over 60 monthly payments.  The Promissory Note is subordinated to amounts owed to our senior lender and bonding agencies.

The Promissory Note may be prepaid in whole or in part at any time and partial prepayment is required in the event the Company completes certain equity financing or obtains proceeds under certain new indebtedness. As long as the balance of the Promissory Note is above $10 million, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock.

Related Party Transactions:

We entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). Our majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors, Brian Pratt, also is a majority interest holder in SIGI. In addition, two of our officers and directors also serve as officers and directors of SIGI: Brian Pratt (SIGI chairman and director) and John M. Perisich (SIGI secretary).

We lease some of our facilities and certain construction and transportation equipment from SIGI. All of these leases were entered into on similar terms as negotiated with an independent third party. We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During 2009, we paid $0.83 million in lease payments to SIGI for the use of these properties. The lease for the Bakersfield property commenced on November 1, 2003 and will terminate on October 31, 2015, with an option by us to extend for two additional seven-year terms. The lease for the Pittsburg property commenced on October 1, 2002 and will terminate on September 30, 2014, with an option by us to extend for two additional seven-year terms. The lease for the San Dimas property commenced on April 1, 2007 and will terminate on March 30, 2019, with an option by us to extend for two additional seven-year terms. The lease for the Pasadena property commenced on August 9, 2007 and will terminate on July 31, 2019, with an option by us to extend for two additional seven-year terms.

We previously leased certain construction equipment from SIGI. We purchased all construction equipment and terminated all the associated leases with SIGI on the closing date of the July 2008 merger. The purchase price of $1.1 million was determined using a fair market value appraisal.

The Company leased an airplane from SIGI for business use. During 2009 we paid $0.07 million in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31, 2009, when SIGI sold the airplane.

We lease a property from Roger Newnham, one of our managers at Born Heaters Canada. The property is located in Calgary, Canada. During the year ended December 31, 2009 we paid $0.28 million in lease payments to Mr. Newnham for the use of this property. The lease for the Calgary property commenced in 2005 and was extended until September 2010. This lease was entered into on similar terms as negotiated with an independent third party.

Contractual Obligations

As of December 31, 2009, we had $44.8 million of outstanding long-term debt and capital lease obligations, outstanding subordinated debt of $53.5 million as a result of the JCG acquisition and no short-term borrowings.

A summary of contractual obligations as of December 31, 2009 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$44,804	$10,702	$18,108	$15,994	$—
Interest on long-term debt	5,679	2,190	2,790	699	—
Subordinated debt	53,500	9,647	20,235	23,618	—
Interest on subordinated debt	9,990	2,679	5,292	2,019	—
Equipment operating leases	9,614	4,906	4,681	27	—
Real property leases	5,216	1,811	2,839	566	—
Real property leases—related parties	6,836	1,050	1,760	1,767	2,259
	$135,639	$32,985	$55,705	$44,690	$2,259
Letters of credit	$11,989	$6,328	$4,984	$677	—

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Included in the long-term debt and capital lease obligations of $44.8 million shown above, is $12.0 million assumed as part of the December 18, 2009 JCG acquisition.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At December 31, 2009 we had letters of credit outstanding of $12.0 million, including $5.6 million relating to the December 18, 2009 acquisition of JCG.

•                  Equipment operating leases with a balance of $9.6 million at December 31, 2009, including $4.6 million resulting from the December 18, 2009 acquisition of JCG.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2009 we had $773.8 million in outstanding bonds, which includes $524.5 million resulting from the December 18, 2009 acquisition of JCG,

Backlog

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

As of December 31, 2009, our total backlog was $795.4 million representing an increase of $444.4 million, or 126.6%, from $351.0 million as of December 31, 2008. Backlog from the December 18, 2009 JCG acquisition represented $531.9 million of this increase. Excluding the JCG backlog, backlog at December 31, 2009 was $263.5 million, which increased by $48.3 million from September 30, 2009, but represented a decrease of $87.5 million from December 31, 2008. We expect that approximately 60% of the total backlog at December 31, 2009, will be recognized as revenue during 2010.

Backlog by operating segment at December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007
Segment:	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Millions)
Construction Services (1)	$739.4	93.0%	$288.1	82.1%	$352.7	76.2%
Engineering	56.0	7.0%	62.9	17.9%	110.2	23.8%
	$795.4	100.0%	$351.0	100.0%	$462.9	100.0%

(1) — Includes backlog of $531.9 million as a result of the December 18, 2009 JCG acquisition.

In July 2009, a judge’s ruling following opposition from environmental groups in the state of California halted the Chevron Corporation Richmond Refinery project in California. Chevron filed an appeal to overturn the judge’s order.  The future of the project remains in question until the appeals court can decide the issues.  Included in the Company’s backlog for this project at December 31, 2009 amounted to $40.1 million, compared to $90.6 million as of December 31, 2008.

Backlog should not be considered a comprehensive indicator of future revenues, as a significant portion of our revenues are derived from projects that are not part of a backlog calculation.  During 2009, approximately $135.3 million of revenue ($78.9 million attributable to Primoris and $56.4 million attributable to JCG during the calendar year) was generated by projects completed under master service agreements, time and material contracts, and fixed unit price contracts.

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

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

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

As of December 31, 2009, Primoris had five derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable Primoris to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in January, February, April and June 2010. The related Canadian dollars purchased are two contracts for $1.5 million CAD each and one purchase and one sales contract for $2.0 million CAD, and one contract for $0.5 million CAD. The related gain or loss on these contracts is not significant at December 31, 2009. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

At December 31, 2009, our long-term debt portfolio consisted of fixed rate instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2009, due to the generally short maturities of these items. At December 31, 2009, we invested primarily in short-term dollar denominated bank deposits and other 90 to 180 day certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2009.

As discussed in Note 4 – “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired James Construction Group, LLC (“JCG”) on December 18, 2009 and Cravens Partners, Ltd. (“Cravens”), on October 3, 2009.  We have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, the JCG and Cravens internal control over financial reporting, whose financial statements constitute approximately 59 percent of total assets and approximately 4 percent of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2009.

The independent registered public accounting firm that audited our financials statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

As part of the Purchase Agreement for the December 18, 2009 acquisition of JCG, we created two new “Class C’ directorships with terms expiring at the 2011 annual meeting of stockholders.  Immediately following the closing of the acquisition, Michael D. Killgore, one of the selling members of JCG and JCG’s chief executive officer prior to the acquisition, and Robert A. Tinstman, who was formerly the executive chairman of JCG, were appointed to these newly created “Class C” directorships.

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

Alfons Theeuwes.  Mr. Theeuwes has served as our Senior Vice President, Finance and Accounting, since February 2008. Prior to that, he served as Chief Financial Officer of Former Primoris since its inception in January 2004. Previously, he was Chief Financial Officer of a Former Primoris predecessor, ARB Inc. from 2001 to January 2004. Mr. Theeuwes is responsible for our administration and accounting. He joined ARB after a 23-year career with a major engineering company in both Europe and the United States. Mr. Theeuwes received a degree in finance and accounting and is registered as an accountant with the IDAC in Belgium.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                               We have filed the following documents as part of this Report:

1.                                       Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2009 and 2008 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2009, 2008 and 2007.

2.                                       Reports of Moss Adams, LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.

3.                                       Notes to the consolidated financial statements in part (A)(1) above.

4.                                       List of exhibits required by Item 601 of Regulation S-K.  See part (B) below.

(B)                               The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from certain other of our reports, registration statements and other filings with the Securities and Exchange Commission (the “SEC”), as referenced below:

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

Exhibit 2.3

Membership Interest Purchase Agreement, dated November 18, 2009, by and among Primoris Services Corporation, James Construction Group, LLC, each of the limited liability company members of James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (3)

Exhibit 2.4

First Amendment to the Membership Interest Purchase Agreement, dated December 18, 2009, by and among Primoris Services Corporation, James Construction Group, LLC, each of the limited liability company members of James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 2.5

Second Amendment to Membership Interest Purchase Agreement, dated January 14, 2010, by and among Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (5)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Unit Certificate (9)

Exhibit 4.2	Specimen Common Stock Certificate (9)

Exhibit 4.3	Specimen Warrant Certificate (10)

Exhibit 4.4	Form of Unit Purchase Option (11)

Exhibit 4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Primoris Services Corporation (10)

Exhibit 10.1	Escrow Agreement among Rhapsody Acquisition Corp., Brian Pratt, as Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (1)

Exhibit 10.2	Form of Lock-Up Agreement by and among Rhapsody Acquisition Corp. and the former stockholders and foreign managers of Primoris Corporation (12)

Exhibit 10.3	Form of Stock Escrow Agreement between Rhapsody Acquisition Corp., Continental Stock Transfer & Trust Company and certain stockholders of Rhapsody Acquisition Corp. (9)

Exhibit 10.4	Form of Registration Rights Agreement among Rhapsody Acquisition Corp. and certain stockholders of Rhapsody Acquisition Corp. (9)

Exhibit 10.5	Form of Subscription Agreement among Rhapsody Acquisition Corp., Graubard Miller and each of Eric S. Rosenfeld, Leonard B. Schlemm, Jon Bauer, Colin D. Watson and Gotham Capital V (9)

Exhibit 10.6	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Eric S. Rosenfeld (9)

Exhibit 10.7	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Arnaud Ajdler (9)

Exhibit 10.8	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Leonard B. Schlemm (9)

Exhibit 10.9	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Jon Bauer (9)

Exhibit 10.10	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Colin D. Watson (9)

Exhibit 10.11	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and David Sgro (9)

Exhibit 10.12	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Greg Monahan (9)

Exhibit 10.13	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Joel Greenblatt (9)

Exhibit 10.14	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#) (7)

Exhibit 10.15	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(7)

Exhibit 10.16	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(7)

Exhibit 10.17	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(7)

Exhibit 10.18	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(13)

Exhibit 10.19	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.20	2008 Long-Term Equity Incentive Plan (#)(14)

Exhibit 10.21

Voting Agreement, dated July 31, 2008, by and among the Primoris Services Corporation, Eric S. Rosenfeld, Brian Pratt, John P. Schauerman, the Scott E. Summers and Sherry L. Summers Family Trust Dated August 21, 2001, and Timothy R. Healy (7)

Exhibit 10.22	Purchase Trading Plan Agreement, dated March 26, 2009, by and among Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.23	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.24	Loan and Security Agreement, dated March 22, 2007, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.25	First Amendment to Loan and Security Agreement, dated in 2007, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.26	Second Amendment to Loan and Security Agreement, dated July 11, 2008, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.27	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.28	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 17, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc. (17)

Exhibit 10.29

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.30

Voting Agreement, dated December 18, 2009, by and among certain Primoris stockholders who represent, in the aggregate, in excess of 50% of the issued and outstanding shares of common stock of Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.31	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.32	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.33	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.34	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.35	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.36	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 14.1	Code of Ethics (*)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (17)

Exhibit 23.1	Consent of Moss Adams, LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(#)                                 Management contract or compensatory plan, contract or arrangement.

(*)                                 Filed herewith.

(1)                                  Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.

(2)                                  Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.

(3)                                  Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.

(4)                                  Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.

(5)                                  Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.

(6)                                  Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.

(7)                                  Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and which is incorporated herein by reference.

(8)                                  Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.

(9)                                  Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.

(10)                            Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 2) (File No. 333-134694), as filed with the SEC on August 28, 2006, and which is incorporated herein by reference.

(11)                            Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 1) (File No. 333-134694), as filed with the SEC on July 14, 2006, and which is incorporated herein by reference.

(12)                            Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on April 21, 2008, and which is incorporated herein by reference.

(13)                            Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 12, 2009, and which is incorporated herein by reference.

(14)                            Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.

(15)                            Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 31, 2009, and which is incorporated herein by reference.

(16)                            Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and which is incorporated herein by reference.

(17)                            Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ ERIC S. ROSENFELD
Eric S. Rosenfeld
Director

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ DAVID D. SGRO
David D. Sgro
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ MICHAEL D. KILLGORE
Michael D. Killgore
Director

Date: March 10, 2010

PRIMORIS SERVICES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primoris Services Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations with the adoption of the guidance originally issued in Statements of Financial Accounting Standards No. 141(R) Business Combinations (codified in FASB ASC Topic 805 Business Combinations), effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Moss Adams, LLP

Irvine, California

March 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the internal control over financial reporting of Primoris Services Corporation (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at James Construction Group, LLC and Cravens Partners, Ltd., which were acquired on December 18, 2009, and October 3, 2009, respectively, and whose financial statements constitute approximately 59% of total assets, and approximately 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at James Construction Group, LLC and Cravens Partners, Ltd.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams, LLP

Irvine, California

March 10, 2010

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$90,004	$72,848
Short term investments	30,058	15,036
Restricted cash	6,845	8,556
Accounts receivable, net	108,492	90,622
Costs and estimated earnings in excess of billings	11,378	19,793
Inventory	22,275	2,349
Deferred tax assets	5,630	5,591
Prepaid expenses and other current assets	5,501	798
Current assets from discontinued operations	5,304	6,862
Total current assets	285,487	222,455
Property and equipment, net	92,568	24,820
Other assets	—	139
Investment in non-consolidated ventures	5,599	500
Other intangible assets, net	32,695	52
Goodwill	59,678	2,842
Non-current assets of discontinued operations	—	1,404
Total assets	$476,027	$252,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,568	$50,991
Billings in excess of costs and estimated earnings	114,035	71,193
Accrued expenses and other current liabilities	34,992	25,171
Distributions and dividends payable	2,987	5,696
Current portion of capital leases	4,220	2,198
Current portion of long-term debt	6,482	5,679
Current portion of subordinated debt	10,397	—
Current liabilities of discontinued operations	6,511	7,464
Total current liabilities	242,192	168,392
Long-term debt, net of current portion	26,368	26,624
Long-term capital leases, net of current portion	7,734	341
Long-term subordinated debt, net of current portion	43,853	—
Deferred tax liabilities	2,643	1,425
Other long-term liabilities	9,278	—
Total liabilities	332,068	196,782
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, issued and outstanding 81,852.78 and 0 at December 31, 2009 and 2008, respectively	—	—
Common stock—$.0001 par value; authorized 90,000,000; issued and outstanding: 32,704,903 and 29,977,339 at December 31, 2009 and 2008, respectively	3	3
Additional paid-in capital	100,644	34,796
Retained earnings	42,982	20,528
Accumulated other comprehensive income	330	103
Total stockholders’ equity	143,959	55,430
Total liabilities and stockholders’ equity	$476,027	$252,212

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$467,010	$597,822	$542,624
Cost of revenues	391,435	527,380	482,556
Gross profit	75,575	70,442	60,068
Selling, general and administrative expenses	34,781	30,544	28,580
Merger related stock expense	390	4,050	—
Operating income	40,404	35,848	31,488
Other income (expense):
(Loss) income from non-consolidated investments	8,753	6,065	(1,359)
Foreign exchange gain (loss)	293	855	(471)
Interest income	640	1,710	1,747
Interest expense	(1,979)	(2,250)	(1,773)
Income from continuing operations, before provision for income taxes	48,111	42,228	29,632
Provision for income taxes	(18,350)	(4,926)	(895)
Income from continuing operations	29,761	37,302	28,737
Loss on discontinued operations, net of income taxes	(3,849)	(869)	(1,603)
Net income	$25,912	$36,433	$27,134

Dividends per common share	$0.10	$0.05	$—
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.93	$1.42	$1.23
Loss on discontinued operations	$(0.12)	$(0.03)	$(0.07)
Net income	$0.81	$1.39	$1.16
Diluted:
Income from continuing operations	$0.86	$1.32	$1.23
Loss on discontinued operations	$(0.11)	$(0.03)	$(0.07)
Net income	$0.75	$1.29	$1.16
Weighted average common shares outstanding:
Basic	31,937	26,258	23,458
Diluted	34,418	28,156	23,458
Pro forma net income data—Unaudited 2008 and 2007:
Income from continuing operations, before provision for income tax, as reported		$42,228	$29,632
Pro forma provision for income tax		(16,797)	(11,794)
Pro forma income from continuing operations		$25,431	$17,838
Pro forma loss on discontinued operations		(592)	(993)
Pro forma net income		$24,839	$16,845
Pro forma earnings per share
Basic — income from continuing operations		$0.97	$0.76
Basic — loss on discontinued operations		$(0.02)	$(0.04)
Basic — net income		$0.95	$0.72
Diluted — income from continuing operations		$0.90	$0.76
Diluted — loss on discontinued operations		$(0.02)	$(0.04)
Diluted — net income		$0.88	$0.72

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accum. Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2006	4,320	$—	—	$—	$803	$41,301	$103	$42,207
Retroactive effect if shares issued in reverse merger dated July 31, 2008	23,323,680	3	—	—	(3)	—	—	—
Net income	—	—	—	—	—	27,134	—	27,134
Issuance of common stock	810,000	—	—	—	1,569	—	—	1,569
Repurchase of common stock	(550,800)	—	—	—	(1,065)	—	—	(1,065)
Distributions to stockholders	—	—	—	—	—	(22,922)	—	(22,922)
Balance, December 31, 2007	23,587,200	$3	—	$—	$1,304	$45,513	103	$46,923
Net income	—	—	—	—	—	36,433	—	36,433
Stock issued to foreign managers	507,600	—	—	—	4,050	—	—	4,050
Outstanding shares of Rhapsody Acquisition Corp. at the time of reverse merger dated July 31, 2008	6,300,000	—	—	—	34,473	—	—	34,473
Repurchase of warrants					(1,700)			(1,700)
Repurchase of common stock	(417,461)	—	—	—	(3,331)	—	—	(3,331)
Dividends	—	—	—	—	—	(1,499)	—	(1,499)
Distributions to Former Primoris stockholders	—	—	—	—	—	(59,919)	—	(59,919)
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$25,912	$36,433	$27,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	8,663	6,338	4,733
Gain on sale of property and equipment	(3,217)	(576)	(258)
Merger related stock expense	390	4,050	—
Loss (income) from non-consolidated investments	(8,753)	(6,065)	1,359
Distributions received from joint venture	3,400	6,120	2,880
Net deferred tax (assets) liabilities	1,179	(4,166)	—
Loss on discontinued operations	3,849	869	1,603
Changes in assets and liabilities:
Restricted cash	1,711	1,428	(2,792)
Accounts receivable	15,793	21,846	(7,624)
Costs and estimated earnings in excess of billings	9,420	(8,845)	3,101
Inventory, prepaid expenses and other current assets	(3,785)	454	(587)
Other assets	366	(387)	(1,521)
Accounts payable	(7,045)	(13,876)	13,250
Billings in excess of costs and estimated earnings	(15,089)	17,173	26,389
Accrued expenses and other current liabilities	(4,712)	7,469	3,819
Other long-term liabilities	—	(1,286)	340
Net cash provided by operating activities	28,082	66,979	71,826
Cash flows from investing activities:
Purchase of property and equipment	(9,314)	(10,132)	(2,185)
Proceeds from sale of property and equipment	4,282	808	310
Purchase of short term investments	(15,022)	(15,036)	—
Cash paid for acquisition of subsidiaries	(9,082)	—	(414)
Cash acquired with acquisition of subsidiary	34,548	—	—
Net cash provided (used in) investing activities	5,412	(24,360)	(2,289)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	1,221
Proceeds from issuance of long-term debt	17,330	6,820	—
Repayment of capital leases	(2,539)	(1,849)
Repayment of long-term debt	(21,506)	(4,704)	(3,342)
Repurchase of common stock	—	(3,331)	(1,065)
Proceeds from issuance of common stock	442	34,472	1,569
Repurchase of warrants	(94)	(1,700)	—
Dividends	(3,185)	(749)	—
Cash distributions to former Primoris stockholders	(4,947)	(61,088)	(16,807)
Net cash used in financing activities	(14,499)	(32,129)	(18,424)
Cash flows from discontinued operations:
Operating activities	(2,157)	(723)	(1,350)
Investing activities	318	453	—
Financing activities	—	—	—
Net cash used in discontinued operations	(1,839)	(270)	(1,350)
Net change in cash and cash equivalents	17,156	10,220	49,763
Cash and cash equivalents at beginning of year	72,848	62,628	12,865
Cash and cash equivalents at end of the year	$90,004	$72,848	$62,628

See accompanying notes.

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
Cash paid during the year for:
Interest	$1,979	$2,250	$1,773

Income taxes	$20,126	$6,118	$1,798

Components of cash paid for acquisition:
Fair value of assets acquired, including cash of $34,548 acquired with acquisition of subsidiary	$243,432	—	—
Series A preferred stock issued for acquisition	(64,500)	—	—
Common stock issued for acquisition	(1,000)	—	—
Contingent liability	(10,028)	—	—
Note payable issued in acquisition	(53,500)	—	—
Liabilities assumed	(105,322)	—	—
Cash paid for acquisitions	$9,082	—	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2009	2008	2007

Obligations incurred for the acquisition of property and equipment	$4,723	$7,076	$6,570

Accrued dividends	$1,021	$749	$—

Accrued distributions to stockholders (1)	$—	$4,947	$6,115

(1)  For the years 2008 and 2007, represents distributions to Former Primoris stockholders of earnings prior to the July 31, 2008 merger.

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

Note 1—Nature of Business

Organization and operations —Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P. and Stellaris, LLC, collectively, are engaged in various construction and engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and has its corporate headquarters in Lake Forest, California.

On December 18, 2009, the Company completed the acquisition of James Construction Group, LLC, a Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region.

On February 19, 2008, Primoris Corporation (the “Former Primoris”), a privately held company, entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly held company trading on the OTC Bulletin Board under the symbols “RPSD”, “RPSDW” and “RPSDU” for its common stock, warrants to purchase common stock (“Warrants”) and Units (each unit consisting of one share of common stock and one Warrant), respectively. Rhapsody was founded as a “blank check” company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. On July 31, 2008, with the approval of the stockholders of each of Former Primoris and Rhapsody, the merger was completed. While Rhapsody was the surviving legal entity, Former Primoris was deemed the acquiring entity for accounting purposes (See Note 5, “Completed Merger”). As part of the merger, Rhapsody changed its name to “Primoris Services Corporation”. The Company’s common stock, Warrants and Units now trade on the NASDAQ Global Market under the symbols “PRIM”, “PRIMW” and “PRIMU”, respectively.

Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Primoris”, or the “Company” or “we,” “our,” “us” or “its” refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation and its wholly-owned subsidiaries subsequent to, the closing of the merger between Rhapsody and Former Primoris, as the context requires. “Rhapsody” refers to the operations or financial results of Rhapsody prior to the closing of the merger transaction.

Seasonality—Primoris’ results of operations can be subject to seasonal variations. Weather, particularly rain, can impact Primoris’ ability to work off backlog. In addition, demand for new projects is generally lower during the early part of the year due to reduced construction activity based on weather concerns. Since the majority of the Company’s work is in California, these seasonal impacts are not as dramatic for the Company as may be experienced by companies in some other states or countries. However, as a result, there is a possibility that the Company may experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters. Additionally, because of the cyclical nature of its business, the financial results for any period may fluctuate depending on whether and when the Company is awarded projects. The Company’s clients’ budget cycles can have an impact on the timing of these awards. Accordingly, the Company’s financial condition and operating results may vary from quarter-to-quarter and may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission.

Reclassifications have been made to prior year and quarter financial statement presentation to conform to the current year presentation.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates used in preparing these consolidated financial statements include estimated costs to complete contracts, which have a direct effect on gross profit.

Operating cycle—Assets and liabilities relating to long-term construction contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one year.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity when purchased three months or less to be cash equivalents.

Short term investments—The Company classifies as short term investments all securities or other assets acquired which have ready marketability, with terms over three months, are intended to be liquidated, if necessary, within the current operating cycle, and have readily determinable fair values. Short term investments are classified as available for sale and are recorded at fair value using the specific identification method. Currently, the Company has invested primarily in short-term dollar denominated bank deposits and other 90 to 120 day certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Inventory—Inventory consists of uninstalled contract materials and expendable construction equipment that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.

Goodwill and other intangible assets—The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test during the fourth quarter of each year, and between annual tests if indicators of potential impairment exist. As of December 31, 2009 and 2008, management determined there was not an impairment of goodwill.

Income tax—Prior to the effective date of the merger, Former Primoris was an S-Corporation under Subchapter S of the Internal Revenue Code for federal tax purposes and similar codes for state tax purposes. Therefore, Former Primoris was generally not directly subject to federal income taxes at the corporate level and was subject to minimal tax in certain states, with its income or loss included in the tax returns of its stockholders. Upon completion of the July 2008 merger, the combined entity became subject to federal and state corporate income taxes. In foreign jurisdictions, income taxes are provided at the local company level. Eligible foreign tax credits were passed through to the stockholders. Prior to the merger, substantially all of the provision for income tax for Former Primoris relates to California state franchise tax and Canadian taxes.  For the years subsequent to the merger, deferred income taxes consisted of $5,630 in current deferred tax assets and $2,643 in non-current deferred tax liabilities for the year ended December 31, 2009 and $5,591 in current deferred tax assets and $1,425 in non-current deferred tax liabilities for the year ended December 31, 2008.

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Comprehensive income—The Company adopted ASC Topic 220 “Comprehensive Income” (formerly refered to as SFAS No. 130, “Reporting Comprehensive Income”), which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods herein, such amounts were not significant.

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

Foreign operations— Through its subsidiary, the Company maintains foreign operations in Canada. At December 31, 2009, the Company had operations in Canada with assets aggregating approximately $5,698, compared to $12,514 as of December 31, 2008. The Company discontinued its operations in Chile in 2005 and Ecuador during the fourth quarter 2009 (See Note 11 “Discontinued Operations”).  The Company also had an equity investment in a company in Mexico, which was sold during 2009 (See Note 10 — “Equity Method Investments”).

Functional currencies and foreign currency translation—Through its subsidiaries, the Company maintains foreign operations in Canada and previously had operations in Chile and Ecuador. The United States dollar is the functional currency in Canada, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of foreign subsidiaries. Included in other income are foreign exchange gain of $293 in 2009 and a gain of $855 in 2008.

Equity method accounting—Partially owned equity affiliates and investments in joint venture projects are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the affiliate’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate becomes profitable and the Company’s proportionate share of the affiliate’s earnings equals the Company’s cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

Cash concentration—The Company places its cash in U.S. Treasury bonds, in CDs and with several other financial institutions. As of December 31, 2009, the Company maintains cash balances of approximately $40 million in excess of federally insured limits. Management believes that this risk is not significant.

Collective bargaining agreements—A significant portion of the Company’s labor force is subject to collective bargaining agreements. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling approximately $9,500 and $5,500 at December 31, 2009 and 2008, respectively. The amount is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. Actual payments that may be made in the future could materially differ from such reserve.

Fair value of financial instruments—The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash, accounts receivable, short-term investments, accounts payable and certain accrued liabilities. The carrying value of the Company’s notes payable approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company’s other financial instruments generally approximate fair market value based on the short-term nature of these instruments.

Accounts receivable—Contract receivables are primarily concentrated with public and private companies and governmental agencies located throughout the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2009 and 2008 was $200 and $200, respectively.

Fixed-price contracts—Historically, substantial portions of the Company’s revenues have been generated principally under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

The Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. For the year ended December 31, 2008, the provision for estimated losses on uncompleted contracts was $700. For 2009, there was a net decrease of $368 in the provision or recovery for estimated losses for a total provision of $332. Changes in job performance, job conditions, estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

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

For projects that are in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits related to the prior year, had current year estimates of costs to complete been known in the prior year.

During the year ended December 31, 2009, certain contracts had revisions in estimates from those projected in 2008. If the revised estimates as of December 2009 had been applied in the prior year, the gross margin earned on these contracts would have resulted in an increase of approximately $7,900 in 2008. Similarly, the revised estimates for the year ended December 31, 2008, would have resulted in an increase of approximately $5,900 in the year 2007 and a decrease of the same amount in 2008. In addition, the revised estimates for the year ended December 31, 2007 would have resulted in a decrease of approximately $2,600 in 2006 and an increase of the same amount in 2007.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2009 and 2008, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are and have been recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”). As of December 31, 2009, there were 1,520,000 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, stock appreciation rights (“SARS”) and grants of restricted shares under the 2008 Equity Plan.  There have been no grants of share-based payments under the 2008 Equity Plan.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation” (formerly referred to as SFAS No. 123, “Share-Based Payments (revised 2004))”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

Share-based payments to persons or entities other than employees (such as vendors providing goods or services to Primoris) are measured at fair value. Under the guidelines set by ASC Topic 718, the amount of expense or the value of the asset acquired through the issuance of equity instruments is fixed as of the measurement date. In general, the expense would be recognized over the period the service was received.

Derivative instruments and hedging activities—From time to time the Company utilizes foreign currency hedge agreements to manage foreign currency exchange exposures, which is accounted for in accordance with ASC Topic 815 “Derivatives and Hedging”.

As of December 31, 2009, Primoris had five derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable Primoris to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in January, February, April and June 2010. The related Canadian dollars purchased are two contracts for $1,500 CAD each and one purchase and one sales contract for $2,000 CAD, and one contract for $500 CAD. The related gain or loss on these contracts is not significant at December 31, 2009. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Recently Issued Accounting Pronouncements

FASB Codification

In July 2009, the FASB issued Financial Accounting Standards No. 168 “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”) which established the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of SFAS 168, now codified in ASC Topic 105 “Generally Accepted Accounting Principles”, the Company has updated references to GAAP in its financial statements.  The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

Fair Value Measures

In September 2006, the FASB issued authoritative standards, ASC Topic 820, “Fair Value Measurements and Disclosures” for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value.  In February 2008, the FASB delayed the effective date of these standards to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted all provisions of these standards as of January 1, 2008, except for the guidance applicable to non-recurring nonfinancial assets and nonfinancial liabilities.  As of January 1, 2009, we adopted the remaining provisions of these standards and there was no material impact on our consolidated financial position, results of operations and cash flows.  See Note 3 — “Fair Value Measurements” for further information.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820), Measuring Liabilities at Fair Value”.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1) a valuation technique using quoted prices and;  2) a valuation technique consistent with ASC Topic 820 “Measuring Liabilities at Fair Value”, such as a present value technique or a technique based on the amount the reporting entity would (a) pay to transfer the identical liability or would (b) receive to enter into the identical liability.  This update applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820 and is effective for financial statements issued for the period ended September 30, 2009.  We adopted this update during the third quarter ended September 30, 2009, and adoption did not result in a material impact on our financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to an accounting standard for ASC Topic 810 “Consolidation”, (formerly referred to as “Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R “ (“SFAS 167”)) which sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the entity’s activities that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  The accounting standard will be effective January 1, 2010.  The Company is currently evaluating the impact on the Company’s financial statements.

Business Combinations

Effective January 1, 2009, the Company adopted the FASB’s updated guidance related to business combinations.  We account for business combination using the acquisition method of accounting.  The acquisition method requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition dated, to be measured at their fair values as of that date.  The provisions of the acquisition method related to income tax adjustments apply to all business combinations regardless of consummation date.  As a result of implementing the acquisition method, acquisition costs of $1.25 million, which included legal, accounting, tax consulting and due diligence costs, were expensed during 2009, while under the prior accounting standards such costs would have been capitalized.  Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on the Company’s future consolidated statements.

Note 3—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements.  ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis, which included goodwill and other intangible assets for purposes of impairment assessments.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2009:
Cash and cash equivalents	$90,004	$90,004	—	—
Short-term investments	$30,058	$30,058	—	—
Other assets — hedge contracts	$266	—	$266	—
Assets as of December 31, 2008:
Cash and cash equivalents	$72,848	$72,848	—	—
Short-term investments	$15,036	$15,036	—	—

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

Note 4—Business Combinations

James Construction Group, LLC

On December 18, 2009, the Company acquired 100% of the equity interest in James Construction Group, LLC, a Florida limited liability company (“JCG”), following which JCG became a wholly owned subsidiary.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the Unites States.

JCG’s heavy civil division provides services in heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction. JCG’s infrastructure and maintenance division provides large earthwork and site development, landfill construction, site remediation and mining support services.  JCG’s industrial division, with a client base comprised primarily of private industrial companies, provides all phases of civil and structural construction, mechanical equipment erection, process pipe installation and boiler, furnace and heater installation and repair.

JCG’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning December 18, 2009.  The revenue and operating results contributed by JCG during the period December 18, 2009 to December 31, 2009 were not material.  Acquisition costs related to the acquisition of JCG of $1.25 million were expensed as incurred in the Consolidated Statement of Operations in the year ended December 31, 2009.

Acquisition Consideration

Under the terms of the purchase agreement, total consideration of $135.0 million consisted of the following:

Cash.  On the closing date, the Company paid the sellers $7.0 million in cash.

Preferred Stock.  The Company issued the sellers Series A Non-Voting Contingent Convertible Preferred Stock (“Preferred Stock”) equal to $64.5 million.  The number of shares, in accordance with the purchase agreement, was determined as $64.5 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to the closing dated, divided by 100.  We issued 81,852.78 shares of Preferred Stock to the sellers based on an average closing price of $7.88 per share, which approximates the fair value of the stock consideration. Subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock.

Promissory Note.  On the closing date, the Company executed an unsecured Promissory Note in favor of the sellers with a principle amount of $53.5 million. The Promissory Note is subordinated to amounts owed on the line of credit and our bonding agencies. The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity, averaging 6.95% over the life of the note. For the first 9 months of the term of the note, the Promissory Note bears interest at an annual rate equal to 5%. For months 10 through 18, the note will bear interest at an annual rate of 7%. For the months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%. Management believes the face amount of the unsecured, subordinated 6.95% note approximates fair value at the date of the acquisition. Payments of principal and interest will be payable in cash on an amortizing basis over 60 monthly payments.

The Promissory Note may be prepaid in whole or in part at any time.  If we complete an equity financing while the Promissory Note is outstanding, we have agreed to use the first $10 million of the net proceeds of any such equity financing, plus 75% of the net proceeds in excess of $10 million, to prepay a portion or all of the Promissory Note.  In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of the Promissory Note.  While any amount above $10 million is outstanding under the Promissory Note, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock.

Preferred Stock Placed in Escrow.  Of the originally issued shares of Preferred Stock, 11,897.20 shares were placed in escrow for a period of three years to provide a source of funding to satisfy our rights to indemnification (“Escrow Shares”).  The Purchase Agreement provides for us and our related parties to have full recourse against these Escrow Shares for losses or damages arising out of inaccuracies in JCG’s or the sellers’ representations, JCG’s or the sellers’ breach of their pre-closing covenants and certain other matters, once the aggregate amount of damages exceeds a specified dollar amount.  The Escrow Shares may be released to the sellers according to specific formulas on the following two dates, provided there are Escrow Shares remaining in escrow on each such date:

•                  within five days after we receive our audited financial statements for the fiscal year ending December 31, 2010, but in no event later than April 15, 2011; and

•                  December 18, 2012.

Earnout Consideration.  In addition, if JCG’s income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Purchase Agreement, for the fiscal year ending December 31, 2010 is equal to or greater than $35 million, we will issue a number of shares of common stock equal to $10 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  Under generally accepted accounting principles, we are required to estimate the fair value of the $10.0 million contingent consideration.  The fair value of the contingent consideration was estimated to be $8.19 million as of December 31, 2009 and is included on the Company’s balance sheet as a liability.

Total Purchase Price.  The total estimated fair value of the purchase price was $133.19 million.

Preliminary Purchase Price Allocation

The JCG acquisition is accounted for under the acquisition method of accounting. Accordingly, the JCG tangible and intangible assets and liabilities are measured at estimated fair value at the closing date of the Acquisition.

We have requested the assistance of third-parties to determine the fair value of the tangible and intangible assets acquired. Because of the short period of time from the date of acquisition, the final determination of the fair value of the tangible and intangible assets acquired has not been completed. The preliminary allocation of the $133.19 million purchase price based on the fair value of the acquired assets, less liabilities assumed, as of December 18, 2009, the closing date of the acquisition, is as follows:

Cash	$34,548
Accounts receivable	29,543
Cost and earnings in excess of billings	659
Inventory	18,868
Prepaid expenses	1,765
Property, plant and equipment	61,554
Other assets	452
Goodwill	56,095
Intangible assets	31,650
Accounts payable	(15,619)
Billing in excess of costs and earnings	(57,757)
Accrued expenses	(14,648)
Note payable	(1,966)
Capital lease liabilities	(11,954)
Total	$133,190

Identifiable Tangible Assets.  Significant identifiable tangible assets include accounts receivable with a fair value of $29.5 million and inventory of $18.9 million. We engaged a third party valuation specialist to assist management in estimating the fair value of fixed assets, primarily construction equipment, of $61.6 million, on the date of the acquisition. The valuation was based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  To determine the estimated fair value of intangible assets acquired, we engaged a third party valuation specialist to assist management. The valuation is preliminary and subject to change.  The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the preliminary assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

	Amortization		Fair
	Period		Value
Tradename	10 years		$15,350
Non-compete agreements	5 years		5,200
Customer relationships	10 years		6,400
Backlog	2.25 years		4,700
		Total	$31,650

The fair value of the tradename was determined based on the “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved because we own the intangible asset and therefore do not have to pay a royalty for its use.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The useful life was based on management’s expectation for continuing value of the tradename in the future..

The fair value for the non-compete agreements was valued based on a discounted “income approach” model (based on the weighted average cost of capital, or “WACC” including estimated financial results with and without the non-compete agreements in place.  The agreements were analyzed base on the potential impact competition from certain individuals could have on the financial results of the Company, assuming the agreements were not in place.  An estimate of the probability associated with the likelihood of competition was then applied and the results were compared to a similar model assuming the agreements were in place.

The customer relationships and backlog were valued utilizing the “excess earnings method” of the income approach.  Estimated cash flow associated with existing customers and projects was based on historical and market participant data, discounted, utilizing the WACC. Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill.  Goodwill largely consists of expected benefits from the geographic expansion and presence of JCG in the southern United States, addition of heavy civil construction capabilities, the opportunity to extend our infrastructure operations and other advantages of scale.  Goodwill also includes the assembled workforce of the JCG business, which does not qualify for separate recognition as an intangible asset.

The goodwill associated with the JCG acquisition is deductible for income tax purposes over a fifteen year period.

Supplemental Unaudited Pro Forma Information

The following pro forma information presents the results of operations as if the JCG acquisition had occurred at the beginning of the respective reporting periods. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•                  the pro forma impact of interest expense on the promissory note;

•                  the pro forma tax effect of both the income before income taxes for JCG and the JCG pro forma adjustments, calculated using the statutory corporate tax rate of 39.8% for the periods presented.  Note that JCG elected federal taxation in accordance with Subchapter S of the Internal Revenue Code (“IRC”), whereby no federal income tax liability is generally recorded on JCG’s books; and

•                  the pro forma tax effect for the Company’s 2008 income from continuing operations and net income are also calculated using the corporate tax rate of 39.8% to reflect the Company being taxed as a Subchapter C corporation of the IRC for the entire year.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the dates indicated or that may be achieved in the future.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may, or may not achieve with respect to the combined companies.

	2009	2008
	(unaudited)	(unaudited)
Revenues	$827,612	$1,008,467
Income from continuing operations, before provision for income taxes	$62,033	$64,546
Income from continuing operations	$38,136	$38,866
Net income	$34,287	$38,274

Weighted average common shares outstanding:
Basic — (1)	38,933	33,254
Diluted — (1)	42,308	36,341

Earnings per share:
Basic — income from continuing operations	$0.98	$1.17	(2)
Basic — net income	$0.88	$1.15	(2)
Diluted — income from continuing operations	$0.90	$1.07	(2)
Diluted — net income	$0.81	$1.05	(2)

(1)                                 The adjustment to earnings per share reflects the conversion of the Preferred Stock as if such shares were converted into common stock, at a conversion rate of 100 common shares per share, in order to reflect the additional dilution.  Because it is the intent of the Company to convert the Preferred Stock, and is agreed to in a voting agreement signed at the time of the purchase, the Preferred Stock shares are included in basic shares outstanding as if they were converted to common stock.

The adjustment to earnings per share excludes the potential impact of the Earnout Shares that may be issued contingent upon meeting a certain financial target at the end of 2010.  Pro forma basic shares outstanding included 81,852.78 shares of Preferred Stock less 11,897.18 Escrow Shares, totaling 69,955.60 shares of Preferred Stock, which when converted to common stock, represent 6,995,560 pro forma shares of common stock.  Shares included in pro forma diluted shares outstanding represent the 81,852.78 shares of Preferred Stock, which when converted to common stock represent 8,185,278 pro forma shares of common stock.

(2)                                 For the first seven months during the year ended December 31, 2008, the Company had elected to be taxed for federal tax purposes in accordance with Subchapter S of the Internal Revenue Code.  For an S-Corporation, no federal income tax liability is generally recorded on the corporation’s books.  For the remaining five months, the Company was taxed as a C-Corporation.  For the 2008 pro forma statements above, the Company provision for income taxes represents pro forma taxes as if the earnings were taxed the entire year at the corporate statutory rate of 39.8%

Cravens Partners, Ltd.

In October 2009, the Company acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd. (“Cravens Partners”), a Texas-based provider of civil and utility infrastructure construction services. Following the completion of the acquisition, the Company created a wholly owned subsidiary named Cravens Services, Inc. The services of the new acquisition include excavation, underground utilities, drainage channels, facility upgrades, detention ponds and telecommunications infrastructure projects.

Under the terms of the purchase agreement, the estimated fair value of the purchase consideration was $4.9 million.  The consideration included cash of $2.1 million, 139,082 shares of the Company’s common stock, with a fair value of approximately $1.0 million and additional consideration with an estimated fair value of approximately $1.8 million, payable in Company common stock, contingent upon achieving certain financial goals for the 3-year period 2009 to 2011.

The identifiable tangible and intangible assets and goodwill were recorded at their estimated fair values as of the date of the purchase.

Note 5—Completed Merger

Rhapsody was founded as a “blank check” company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. As discussed in Note 1, “Nature of Business” above, on July 31, 2008 Rhapsody’s merger with Former Primoris was completed. In the merger, Rhapsody was the surviving legal entity; however, the merger was accounted for as a reverse acquisition and recapitalization. Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the Former Primoris comprising the ongoing operations and management of the combined company. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for the net assets of Rhapsody, accompanied by a recapitalization. The net assets of Rhapsody are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are for those of Former Primoris.

The Former Primoris stockholders and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”), pursuant to certain termination agreements, and in exchange for all of their shares of common stock of Former Primoris that were outstanding immediately prior to the merger, received in the aggregate 24,094,800 shares of the Company’s common stock. To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 of the 24,094,800 shares of the Company’s common stock issued to the Former Primoris Holders at the time of the merger were placed into escrow and are governed by the terms of an Escrow Agreement. In July 2009, 1,445,688 of these shares of common stock were released from escrow, with 361,422 shares remaining until July 2011.

The Merger Agreement also provided that the Former Primoris Holders and two foreign managers would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain defined performance targets in 2008 and 2009.

In connection with the merger, certain Rhapsody stockholders elected to convert their Rhapsody shares into cash as permitted by Rhapsody’s certificate of incorporation. Holders of 417,461 shares of Rhapsody’s common stock elected to exercise their conversion rights with respect to their shares. Each of these holders received $7.98 per share, or an aggregate of $3,331 from the funds that had been placed in Rhapsody’s trust by Rhapsody.

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

Note 6—Restricted Cash

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

Note 7—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2009	2008
Contracts receivable, net of allowance for doubtful accounts of $200 for both periods	$82,254	$73,226
Retention	25,907	15,804
	108,161	89,030
Due from affiliates	—	17
Other accounts receivable	331	1,575
	$108,492	$90,622

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 10 “Equity Method Investments” and Note 21 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $23,436, $22,127 and $12,993 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, amounts due from a joint venture, “Otay Mesa Power Partners” totaling $0 and $1,340, respectively, are included in contracts receivable (See Note 10 “Equity Method Investments”).

Note 8—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2009	2008
Costs incurred on uncompleted contracts	$2,036,251	$1,254,663
Provision for estimated loss on uncompleted contracts	332	700
Gross profit recognized	201,254	95,399
	2,237,837	1,350,762
Less: billings to date	(2,340,494)	(1,402,162)
	$(102,657)	$(51,400)

This net amount is included in the accompanying consolidated balance sheet at December 31 under the following captions:

	2009	2008
Costs and estimated earnings in excess of billings	$11,378	$19,793
Billings in excess of cost and estimated earnings	(114,035)	(71,193)
	$(102,657)	$(51,400)

Note 9—Property and Equipment

The following is a summary of property and equipment at December 31:

	2009	2008	Useful Life
Land and buildings	$5,433	$—	30 years
Leasehold improvements	3,460	988	Lease life
Office equipment	632	529	3 - 5 years
Construction equipment	104,337	42,305	3 - 7 years
Transportation equipment	10,538	9,344	3 - 18 years
	124,400	53,166
Less: accumulated depreciation and amortization	(31,832)	(28,346)
Net property and equipment	$92,568	$24,820

The 2009 balances above include $61.6 million of property and equipment from the JCG acquisition in December 2009.

Note 10—Equity Method Investments

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB, the Company’s wholly-owned subsidiary, acts as one of OMPP’s primary subcontractors. ARB has contracts with OMPP totaling $49,197 as of December 31, 2009, which are nearing completion. ARB recognized $16,566 in related revenues in 2009 and $21,172 in 2008. These revenues are included in the contract revenues earned from related parties as stated in Note 7 “Accounts Receivable”.

The following is a summary of the financial position and results of operations as of and for the years ended December 31:

	2009	2008
Otay Mesa Power Partners
Balance sheet data:
Assets	$9,176	$48,775
Liabilities	1,493	50,540
Net assets	$7,683	$(1,765)
Company’s equity investment in affiliate	$4,610	$(706)
Earnings data:
Revenue	$100,982	$109,890
Gross profit	17,944	14,837
Earnings before taxes	$17,949	$15,162
Company’s equity in earnings	$8,716	$6,065

OMPP distributed $8,500 during the twelve months ended December 31, 2009, of which, the Company’s share was $3,400, and during the twelve months ended December 31, 2008, OMPP distributed $15,300, of which, the Company’s share was $6,120.  The joint venture agreement states that distributions made prior to the completion of the contract are considered advances on account of the related partner’s share as determined at the completion of the underlying contract. The deficit in equity investment shown in the table above for 2008 is due to the excess distributions paid to the Company and such distribution has been included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2008.

The Company had a 49% interest in ARB Arendal, SRL de CV (“ARB Arendal”), which engaged in construction activities in Mexico. In prior years, the investment was accounted for under the equity method.  However, because of the uncertainty on the outcome of negotiations with a major customer in Mexico, the Company determined there was an other than temporary impairment of its investment in and advances to ARB Arendal.  The Company wrote down the investment to zero as of December 31, 2007 and wrote off advances of $1,036 made during the year ended December 31, 2009 and has not recognized any earnings during the year. On December 22, 2009, the Company sold its 49% interest in ARB Arendal and recognized an immaterial gain.  As part of the sale, the $1,036 advance was repaid in the fourth quarter 2009.

Note 11—Discontinued Operations

During December of 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership of the Ecuador company.  As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.  Previously, the Ecuador operations were included in the Company’s Construction Services segment.

The following table summarizes the results of the discontinued operations of Ecuador during the three years ended December 31:

	2009	2008	2007
Ecuador Business Unit

Revenues	$18,247	$11,250	$5,042
Cost of revenue	23,457	11,249	5,758
Gross (loss) profit	(5,210)	1	(716)
Selling, general and administrative expenses	895	978	937
Operating loss	(6,105)	(977)	(1,653)
Interest income	7	9	3
Loss before provision for taxes	(6,098)	$(968)	$(1,650)
Income tax benefit	2,249	99	47
Loss — discontinued operations	$(3,849)	$(869)	$(1,603)

Current assets of $5,304 and current liabilities of $6,511, resulting in a net liability of $1,207, remain on the balance sheet as of December 31, 2009 for the discontinued Ecuador operations.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer is to pay to the Company a combination of $400 in Primoris stock owned by the buyer, a $300 note payable, plus an indemnification to the Company of certain potential liabilities. The sale was completed in March 2010. The sale had no material impact to the Company.

Note 12—Intangible Assets

At December 31, 2009 and 2008, intangible assets totaled $32,695 and $52, respectively, net of amortization.  The following table summarizes the intangible asset categories, average amortization periods which are generally on a straight-line basis, and the fair value, as follows:

	Amortization		Fair
	Period		Value
Tradename	5 to 10 years		$15,785
Non-compete agreements	5 years		$5,403
Customer relationships	5 to 10 years		$6,793
Backlog	0.75 to 2.25 years		$4,714
		Total	$32,695

Amortization expense on intangible assets was $342, $36 and $132 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated amortization expense for intangible assets as of December 31, 2009 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2010	$5,678
2011	5,544
2012	3,873
2013	3,455
2014	3,360
Thereafter	10,785
$32,695

Note 13—Accounts Payable and Accrued Liabilities

At December 31, 2009 and 2008, accounts payable includes retentions of approximately $12,616 and $7,741, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2009	2008
Payroll and related employee benefits	$18,321	$6,664
Insurance, including self-insurance reserves	11,245	9,939
OMPP liability (Note 10)	—	706
Provision for estimated losses on uncompleted contracts	332	700
Corporate income taxes and other taxes	640	2,807
Accrued leases and rents	262	917
Accrued overhead cost	1,065	1,521
Other	3,127	1,917
	$34,992	$25,171

Note 14—Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisition of vehicles and equipment through leases and accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.  Prior to the December 18, 2009 acquisition of JCG, there were no vehicles or equipment under capital leases.  As part of the December 18, 2009 JCG acquisition, vehicles and equipment with a cost of $15,303 were acquired and the related capital lease obligations were assumed. At December 31, 2009, the net book value of assets under capital leases was $15,238.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2010	$4,839
2011	2,848
2012	2,449
2013	1,904
Thereafter	1,407
Total minimum lease payments	$13,447
Amounts representing interest	(1,493)
Net present value of minimum lease payments	11,954
Less: current portion of capital lease obligations	(4,220)
Long-term capital lease obligations	$7,734

Note 15—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2009	2008
Construction equipment note payable to a commercial equipment finance company, with an interest rate of 6.51% per annum. Principal and interest payments were due in the amount of $350 per month. This note was paid in 2009. The note was secured by certain construction equipment of the Company	$—	$22,058
Construction equipment notes payable to a commercial equipment financing company, with interest rates of 5.30%. Monthly principal and interest payments aggregating $85 are due on the notes until their respective maturity dates on December 2012. The notes are secured by certain construction equipment of the Company	2,390	3,262
Commercial note payable to a bank with an interest rate of 6.49%. Principal and interest payments were due in the amount of $20 per month. The note was paid in 2009. The note was secured by certain construction and automotive equipment of the Company	—	299
Note payable to bank for $3,800, entered into on October 17, 2008, with a bank to finance an airplane purchased for business use. The note is secured by the airplane and all related parts and equipment and calls for 59 monthly principal and interest payments of $43, followed by one payment of $2,145. The note accrues interest at a rate of 5.6% annually and allows for prepayment with certain prepayment penalties, but after 36 months the loan can be paid in full without penalty	3,443	3,751
Construction equipment note payable to a commercial equipment finance company, with an interest rate of 5.54%. Monthly principal and interest payment of $69 is due on the note until it’s maturity date of April 01, 2013. The note is secured by certain construction equipment of the Company	3,814	—
Commercial note payable to a bank with an interest rate of 5.10%. Monthly principal and interest payment is due in the amount of $32, with the final payment due September 15, 2014. The note is secured by certain construction and automotive equipment of the Company	1,625	—
Commercial notes payable to a bank with interest rates from 4.04% to 5.89%. Monthly principal and interest payments are due in the amount of $443, with the final payment due December 28, 2014. The notes are secured by certain construction and automotive equipment of the Company	21,578	2,933
Total long-term debt	32,850	32,303
Less: current portion	(6,482)	(5,679)
Long-term debt, net of current portion	$26,368	$26,624

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2010	$6,482
2011	6,831
2012	6,681
2013	9,486
2014	3,370
Thereafter	—
$32,850

Credit facilities—In March 2007, we entered into a revolving line of credit agreement payable to Bank of America, N.A. (successor by merger to LaSalle Bank National Association) with an interest rate of prime or at LIBOR plus an applicable margin. The revolving line was secured by substantially all of our assets. Under the line of credit agreement, we were able to borrow up to $30.0 million, and all amounts borrowed under the line of credit were to be due March 31, 2010. On October 28, 2009, we paid or cash collateralized all amounts due and owing under the line of credit and terminated the line of credit agreement.

On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million. Under the Agreement, the Lender provides two revolving loans to us:

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

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of December 31, 2009 and 2008, total commercial letters of credit outstanding under this credit facility totaled $5,284 and $4,981, respectively.

The term loan and line of credit facilities contain various restrictive covenants, including, among other things, restrictions on investments, capital expenditures, minimum working capital and tangible net worth requirements. The Company was in compliance with its restrictive covenants as of December 31, 2009.

Subordinated Promissory Note — JCG acquisition.  As further described in Note 4 — “Business Combinations”, the Company executed an unsecured Promissory Note on December 18, 2009 in favor of the sellers of JCG with a principle amount of $53.5 million.  The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the Promissory Note bears interest at an annual rate equal to 5%.  For months 10 through 18, the note will bear interest at an annual rate of 7%.  For the months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be payable in cash on an amortizing basis over 60 monthly payments.  The Promissory Note is subordinated to amounts owed to our line of credit and bonding agencies.

The Promissory Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing or obtains proceeds under certain new indebtedness. While any amount above $10 million is outstanding under the Promissory Note, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock.

Note 16—Commitments and Contingencies

The Company leases certain property and equipment under non-cancelable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance, and utilities.

Certain of these leases are with entities related through common ownership by stockholders, officers, and directors of the Company. The leases are classified as operating leases in accordance with ASC Topic 840 — “Leases”.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2010	$1,811	$1,049	$4,906	$7,766
2011	1,484	871	3,620	5,975
2012	1,355	889	1,061	3,305
2013	566	907	27	1,500
2014	—	861	—	861
Thereafter	—	2,259	—	2,259
	$5,216	$6,836	$9,614	$21,666

Total lease expense during the years ended December 31, 2009, 2008 and 2007 amounted to approximately $6,267, $7,349 and $7,506, respectively, including amounts paid to related parties of $1,116, $1,034 and $990, respectively.

Letters of credit—As of December 31, 2009 and 2008 the Company had total letters of credit outstanding of approximately $11,989 and $5,658, respectively.

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

Bonding—As of December 31, 2009, 2008 and 2007, the Company had bid and completion bonds issued and outstanding totaling approximately $773,762, $353,008 and $427,500, respectively.

Note 17—Reportable Operating Segments

The Company operates in two reportable segments: Construction Services and Engineering. The accounting policies of the segments are the same as those described in the Note 2—“Summary of Significant Accounting Policies”. The Company evaluates performance based on gross profit before allocations of selling, general and administrative expenses, other income and expense items and income taxes. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company’s segments are as follows:

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

In the following tables, all intersegment revenues and gross profit have been eliminated.

The following table sets forth the Company’s revenue by segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
Business Segment	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Construction Services	$409,237	87.6%	$504,880	84.5%	$465,324	85.8%
Engineering	57,773	12.4%	92,942	15.5%	77,300	14.2%
Total	$467,010	100.0%	$597,822	100.0%	$542,624	100.0%

The following table sets forth the Company’s gross profit by segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
Business Segment	Gross Profit	% of Revenue	Gross Profit	% of Revenue	Gross Profit	% of Revenue
Construction Services	$69,471	17.0%	$64,964	12.9%	$52,309	11.2%
Engineering	6,104	10.6%	5,478	5.9%	7,759	10.0%
Total	$75,575	16.2%	$70,442	11.8%	$60,068	11.1%

Third-party revenues and total assets as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	External Revenues Year Ended December 31,						Total Assets At December 31,
	2009		2008		2007		2009	2008
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$445,979	95.5%	$577,090	96.5%	$521,663	96.1%	$465,025	$231,432
Non-United States	21,031	4.5%	20,732	3.5%	20,961	3.9%	11,002	20,780
Total	$467,010	100.0%	$597,822	100.0%	$542,624	100.0%	$476,027	$252,212

Note 18—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout the United States, and in foreign countries, including Canada, Mexico, and others.

During the years ended December 31, 2009, 2008 and 2007, the Company earned 35.3%, 28.8% and 22.0%, respectively, of its revenue from the following customers:

Description of Customer’s	2009		2008		2007
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Private gas and electric utility	$55,372	11.9%	*	N/A	*	N/A
Public gas and electric utility	67,071	14.4%	$45,184	7.6%	$32,668	6.0%
Public gas utility	42,354	9.1%	*	N/A	30,826	5.7%
Engineering contractor	*	N/A	58,983	9.9%	—	—
Engineering contractor	*	N/A	67,640	11.3%	55,783	10.3%
	$164,797	35.3%	$171,807	28.8%	$119,277	22.0%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2009, approximately 58.8% of total revenues were generated from ten customers of the Company. At December 31, 2009, approximately 8.4% of the Company’s accounts receivable were due from one customer. For the year ended December 31, 2009, the Company earned approximately 11.9% of its total revenues from this customer.

Note 19—Retirement Plans

Union Plans—The Company contributes to multi-employer benefit plans for its union employees at rates determined by the various collective bargaining agreements. Eligibility and allocations of contributions and benefits are determined by the trustees and administered by the multi-employer benefit plans. The Company contributed $9,925, $12,700 and $8,700, under these plans for the years ended December 31, 2009, 2008 and 2007, respectively. These costs are charged directly to the related construction contracts in process.

Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. As the Company participates in a number of these pension plans, the potential obligation may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. The Company has no plans to withdraw from any of these agreements.

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, up to the Internal Revenue Service (“IRS”) prescribed annual limit. The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan. The Company’s contribution to this plan for the years ended December 31, 2009, 2008 and 2007 aggregated in amounts equal to $825, $790 and $769, respectively.

Born Heaters Canada, ULC RRSP-DPSP Plan—Beginning in January 1, 2008, the Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion will be contributed by the employee, whereas the Company portion is paid in the DPSP. Under this plan, the company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the year ended December 31, 2009 and 2008 was $ 83 and $62, respectively.

The Company has no post-retirement benefits other than those discussed above.

Note 20—Deferred Compensation Agreements

Put/Call Agreement—Prior to the closing of the merger as discussed in Note 5—“Completed Merger”, Former Primoris had a Put/Call Agreement with a foreign manager. The Put/Call Agreement was accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities From Equity”, where the amount is presented as a liability and changes in fair value are recorded as expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized (income)/expenses of approximately $0, $(195) and $235, respectively. In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Put/Call Agreement. Under the termination agreement, the Company paid the foreign manager $826 in 2008. As of December 31, 2009, there were no liabilities remaining related to the Put/Call Agreement.

Phantom Stock Agreement—Prior to the closing of the merger, Former Primoris had a Phantom Stock Agreement with a foreign manager. During the years ended December 31, 2009, 2008 and 2007, the Company recognized deferred compensation expense of approximately $0, $30 and $105, respectively. In conjunction with the Merger Agreement the foreign manager and the Company entered into a termination agreement, which terminated the Phantom Stock Agreement (See Note 5 “Completed Merger”). Under the termination agreement, the Company paid the foreign manager an amount equal to $294 in 2008. As of December 31, 2009, there were no liabilities remaining related to the Phantom Stock Agreement.

JCG Stakeholder Incentive Plan

On December 18, 2009, JCG was acquired by the Company.  JCG has a deferred compensation plan for its key management employees.  The plan provides for annual vesting over a five-year period. Once vested, the deferred compensation amount is paid in equal monthly installments over a 36-month period.  The amount of compensation to be deferred under the plan is calculated each year.  Total deferred compensation liability as of December 31, 2009 was $1,278.

Note 21—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). The majority stockholder, Chief Executive Officer, President and Chairman of the Board of Directors of Primoris, Brian Pratt, also holds a majority interest in SIGI. In addition, the following two officers and directors of Primoris also serve as officers and directors of SIGI: Brian Pratt (SIGI chairman and director) and John M. Perisich (SIGI secretary).

Primoris leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the years ended December 31, 2009, 2008 and 2007, the Company paid $834, $747 and $555, respectively, in lease payments to SIGI for the use of these properties.

Primoris leased certain construction equipment from SIGI. During the years ended December 31, 2008 and 2007, the Company paid $0 and $307, respectively, in lease payments and $175 and $0, respectively, in rental payments to SIGI for the use of this equipment. The Company purchased the equipment from SIGI in July 2008 for a purchase price of $1,135. The purchase price was determined using a fair market value appraisal.

The Company leased an airplane from SIGI for business use. During the years ended December 31, 2009, 2008 and 2007, the Company paid $70, $239 and $241, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31 2009, when SIGI sold the airplane.

Primoris leases a property from Roger Newnham, a shareholder of the Company’s common stock and a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the years ended December 31, 2009, 2008 and 2007 Primoris paid $282, $289 and $279, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2010.

Note 22—Income Taxes

The components of the income tax provision from continuing operations are as shown in the following table. Information for the prior years while an S-Corporation are not shown as they are not material:

	2009	2008
Current provision (benefit)
Federal	$12,967	$5,828
State	3,105	2,068
Canada	1,230	995
	$17,302	$8,891
Deferred provision (benefit)
Federal	516	(3,340)
State and local	84	(899)
Canada	(46)	175
	554	(4,064)
Change in valuation allowance	494	—
Total	$18,350	$4,827

A reconciliation of income tax expense from continuing operations to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income from continuing operations is as follows:

	2009	2008
U.S. federal statutory income tax rate	35.00%	35.00%
State taxes, net of federal income tax impact	4.34%	3.10%
Tax effect of earnings not subject to federal income tax due to S-Corporation election	—	(20.21)%
Federal and state tax effect of S to C-Corporation conversion	—	(7.35)%
Foreign tax credit	(2.59)%	(1.81)%
Canadian income tax	2.59%	2.82%
Domestic production activities deduction	(1.67)%	(1.03)%
Other items	0.47%	1.17%
Effective tax rate from continuing operations	38.14%	11.68%

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

During 2009, the Company realized a capital loss related to an abandoned investment.  A valuation allowance of $494,000 has been provided against the Company’s deferred tax for its capital loss carryforward as the Company believes that it is more likely than not that this capital loss will not be realized.  The Company’s determination that it will not fully realize this deferred tax asset was based upon the Company’s future unlikelihood of generating sufficient capital gains.  No valuation allowance has been provided to the Company’s remaining deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2009 are as follows:

	2009	2008
Deferred tax assets:
Accrued workers compensation	$2,275	$2,064
Insurance reserves	760	1,671
Other accrued liabilities	2,211	1,751
State income taxes	697	279
Capital loss carryforward	494	—
Foreign tax credit	52	—
Valuation allowance	(494)	—
Total deferred tax assets	5,995	5,765
Deferred tax liabilities:
Depreciation and amortization	(2,692)	(1,349)
Prepaid expenses	(316)	(250)
Total deferred tax liabilities	(3,008)	(1,599)
Total	$2,987	$4,166

The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

As of December 31, 2009 and 2008, there are no unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

The tax years 2006 through 2008 remain open to IRS examination.  The tax years 2005 through 2008 remain open to examination by the other major taxing jurisdictions to which the Company is subject.

Note 23—Earnings Per Share

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Numerator:
Income from continuing operations	$29,761	$37,302	$28,737
Net income	$25,912	$36,433	$27,134
Pro forma income from continuing operations—unaudited(1)		$25,431	$17,838
Pro forma net income—unaudited(1)		$24,839	$16,845

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	31,937	26,258	23,458
Dilutive effect of warrants and units (2)	961	856	—
Dilutive effect of contingently issuable shares (3)	1,225	1,042	—
Dilutive effect of JCG convertible preferred shares (4)	295	—	—
Weighted average shares for computation of diluted earnings per share	34,418	28,156	23,458

Basic:
Income from continuing operations per share	$0.93	$1.42	$1.23
Earnings per share	$0.81	$1.39	$1.16
Pro forma income from continuing operations per share—unaudited (1)		$0.97	$0.76
Pro forma earnings per share—unaudited (1)		$0.95	$0.72
Diluted:
Income from continuing operations per share	$0.86	$1.32	$1.23
Earnings per share	$0.75	$1.29	$1.16
Pro form income from continuing operations per share—unaudited (1)		$0.90	$0.76
Pro forma earnings per share—unaudited (1)		$0.88	$0.72

(1)          Pro forma 2008 and 2007 income from continuing operations and net income and their related per share amounts reflect an adjustment for income tax at the applicable statutory blended federal and state income tax rate (39.8%) as if we had been taxed in accordance with Subchapter C of the Internal Revenue Code since the beginning of each respective period.

(2)          Represents the dilutive effect of 4,617,499 common stock warrants with a strike price of $5.00 per share and the effect of the Units available under the Unit Purchase Option (“UPO”) at a purchase price of $8.80 per Unit. The UPO provides for the purchase of 450,000 Units. Each Unit consists of one share of common stock plus one warrant to purchase a share of common stock at a strike price of $5.00 per share.

(3)          Represents the dilutive effect of 2,500,025 shares of Company stock that were issued to the Former Primoris stockholders on March 17, 2009.  These shares were to be issued contingent upon attaining certain defined performance targets in 2008.  The 2008 targets were met in September 2008 and were included as part of the diluted shares outstanding.  Subsequent to the shares being issued on March 17, 2009, the shares were included as part of the basic weighted average shares outstanding.  The additional 2,499,975 shares of stock were contingent on meeting the 2009 target.  The target was met during the fourth quarter 2009, and are included as part of the diluted shares outstanding. The shares are expected to be issued in March 2010.  Additionally, as part of the acquisition of Cravens, approximately 74,906 shares were contingent on meeting a defined performance target in 2009.  The target was met in the fourth quarter 2009, and the shares are included as part of the diluted shares outstanding.

(4)          On December 18, 2009, we completed the acquisition of JCG and paid initial consideration that included a combination of cash, notes payable and 81,852.78 shares of our Series A Non-Voting Contingent Convertible Preferred Stock (“Preferred Stock”). Subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock. The Preferred Stock is included in the diluted shares outstanding as if they were converted to 8,185,278 shares of common stock.

In addition, if JCG’s income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Purchase Agreement, for the fiscal year ending December 31, 2010 is equal to or greater than $35 million, we will issue a number of shares of common stock equal to $10 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  Because this contingency has not yet been achieved, these shares have not been included in the calculation for diluted shares outstanding.

Note 24—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 32,704,903 and 29,977,339 shares were issued and outstanding as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, there were 1,520,000 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan. As of December 31, 2009, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock.  As further discussed in Note 4 — “Business Combinations”, subject to the approval of our stockholders, the Preferred Stock will convert into an aggregate of 8,185,278 shares of common stock.  As of December 31, 2009, the 81,852.78 shares of Preferred Stock were the only shares outstanding.

Completion of Merger

At the time of the July 31, 2008 closing of the merger, the Former Primoris Holders owned approximately 80.4% of the outstanding shares of the Company’s common stock at the closing of the merger, and the remaining Rhapsody stockholders owned the remaining approximately 19.6% of the Company’s outstanding shares of common stock (See Note 5—“Completed Merger”).

The Former Primoris Holders, pursuant to certain termination agreements, and in exchange for all of their shares of common stock of Former Primoris that were outstanding immediately prior to the July 31, 2008 merger, received in the aggregate 24,094,800 shares of the Company’s common stock. To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 of the 24,094,800 shares of the Company’s common stock issued to the Former Primoris Holders at the time of the merger were placed into escrow and are governed by the terms of an Escrow Agreement.  In accordance with the Merger Agreement, on July 31, 2009, 1,445,688 shares of Common Stock were released from escrow, with 361,422 shares to remain in escrow under the terms of the Merger Agreement until July 31, 2011.

Contingent shares of common stock — The Merger Agreement also provided that the Former Primoris Holders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestone for 2008 and 2,500,025 shares of Company stock were issued to Former Primoris stockholders in March 2009.  As of December 31, 2009, the Company achieved the specified financial milestone for 2009, and 2,499,975 shares of Company stock will be issued to Former Primoris stockholders in March 2010.

Merger related issuance of stock and stock expense — In connection with the Merger Agreement, Rhapsody, the Former Primoris and two foreign managers of Former Primoris entered into termination agreements related to the fulfillment of obligations under a Put/Call Agreement and a Phantom Stock Agreement (collectively the “Deferred Compensation Agreements”) discussed in Note 20, “Deferred Compensation Agreements”. Upon consummation of the merger (See Note 5 “Completed Merger”), the termination agreements cancelled the obligations of the parties under the Deferred Compensation Agreements and called for the issuance to the foreign managers of an aggregate of 507,600 shares of the Company’s common stock and for the cash payment of the amounts already accrued under the Deferred Compensation Agreements.

As a result of the issuance of these shares and in accordance with ASC Topic 718 “Compensation-Stock Compensation”, the Company recognized a charge of $3,675 of non-cash expenses related to the termination of the Deferred Compensation Agreements during 2008. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on the Company’s net asset value. The issuance of the shares was directly related to the consummation of the merger, therefore the entire value of the shares was taken as a charge to earnings at the time of issuance, which was the July 31, 2008 closing of the merger.

As discussed above, as of December 31, 2008, the Company achieved a specified financial milestone for 2008 and 2,500,025 shares of Company stock were issued to Former Primoris stockholders in March 2009, which included 52,668 shares issued to the two foreign managers. As a result, the Company recognized a $375 charge in 2008 for the earn-out shares the two foreign managers received. The Company also achieved the specified financial milestone for 2009, and the two foreign managers will receive 52,668 additional shares in March 2010.  Similarly, the Company recognized a $390 charge in 2009 for these additional shares being issued.

Note 25—Warrants For Purchase of Stock

Warrants and Warrant under the Unit Purchase Option

As of December 31, 2009, the Company has outstanding 4,617,499 redeemable Warrants, each of which entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company (the “Warrants”).

The number of Warrants outstanding at December 31, 2009 is net of the Warrants that were purchased for cash in two transactions.

The first transaction was facilitated through a “modified Dutch auction” tender offer in 2008. The tender offer commenced on November 26, 2008 and was completed on December 24, 2008. The Company purchased 1,416,908 Warrants at a price of $1.20 per Warrant at the completion of the tender offer, for a total cost to the Company of approximately $1.7 million, excluding fees and expenses related to the tender offer. The Warrants accepted for purchase represented approximately 22.5% of the 6,311,364 redeemable Warrants outstanding as of November 25, 2008.

On March 27, 2009, we announced the second transaction, where we entered into a Rule 10b5-1 trading plan with CJS Securities, Inc. to facilitate the repurchase of up to $1 million of our Warrants.  From and including March 27, 2009 through May 15, 2009, CJS Securities completed the purchase of the Warrants subject to the limitations set forth in the plan. A total of 188,500 Warrants were purchased under this plan. The Warrants purchased represented approximately 3.9% of the 4,894,456 redeemable Warrants outstanding as of March 26, 2009.

The following summarizes the changes in the number of Warrants outstanding as of December 31, 2009:

Warrants Outstanding
Warrants outstanding at date of Merger, July 31, 2008	6,311,364
Less:
Warrants purchased in tender offer November — December 2008	(1,416,908)
Warrants purchased in March — May 2009 trading plan	(188,500)
Warrants exercised during 2009	(88,457)
Total Warrants outstanding at December 31, 2009	4,617,499

In addition to the Warrants, as of December 31, 2009, the Company has 450,000 Unit Purchase Options (“UPO”) outstanding. Each UPO includes the right to purchase a Unit at $8.80 per share, and such Unit is comprised of one share of common stock and one Warrant.

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

Note 26—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below:

	Year Ended December 31, 2009
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$123,550	$119,610	$106,611	$117,239
Gross profit	14,506	20,743	20,154	20,172
Income from continuing operations	5,620	8,621	8,726	6,794
Income (loss) on discontinued operations	20	(41)	(779)	(3,049)
Net income	5,640	8,580	7,947	3,745

Earnings per share:
Basic:
Income from continuing operations	$0.19	$0.27	$0.27	$0.21
Net income	$0.19	$0.26	$0.24	$0.11

Diluted:
Income from continuing operations	$0.17	$0.26	$0.26	$0.18
Net income	$0.17	$0.26	$0.23	$0.10

Weighted average shares outstanding
Basic	30,116	32,477	32,477	32,644
Diluted	32,477	32,835	34,048	38,113

	Year Ended December 31, 2008
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$169,266	$142,368	$143,990	$142,198
Gross profit	16,586	14,766	20,828	18,262
Income from continuing operations	10,423	9,127	9,936	7,816
Income (loss) on discontinued operations	(641)	(358)	150	(20)
Net income	9,782	8,769	10,086	7,796

Pro forma adjusted income from continuing operations	6,447	5,682	7,013	6,289
Pro forma adjusted net income	6,006	5,435	7,116	6,282

Earnings per share:
Basic:
Income from continuing operations	$0.44	$0.39	$0.36	$0.26
Net income	$0.42	$0.37	$0.36	$0.26
Pro forma income from continuing operations	$0.27	$0.24	$0.25	$0.21
Pro forma net income	$0.25	$0.23	$0.26	$0.21

Diluted:
Income from continuing operations	$0.44	$0.39	$0.32	$0.23
Net income	$0.42	$0.37	$0.32	$0.23
Pro forma income from continuing operations	$0.27	$0.24	$0.23	$0.19
Pro forma net income	$0.25	$0.23	$0.23	$0.19

Weighted average shares outstanding
Basic	23,587	23,587	27,824	29,977
Diluted	23,587	23,587	31,063	33,344

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

Exhibit 2.3

Membership Interest Purchase Agreement, dated November 18, 2009, by and among Primoris Services Corporation, James Construction Group, LLC, each of the limited liability company members of James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (3)

Exhibit 2.4

First Amendment to the Membership Interest Purchase Agreement, dated December 18, 2009, by and among Primoris Services Corporation, James Construction Group, LLC, each of the limited liability company members of James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 2.5

Second Amendment to Membership Interest Purchase Agreement, dated January 14, 2010, by and among Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (5)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Unit Certificate (9)

Exhibit 4.2	Specimen Common Stock Certificate (9)

Exhibit 4.3	Specimen Warrant Certificate (10)

Exhibit 4.4	Form of Unit Purchase Option (11)

Exhibit 4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Primoris Services Corporation (10)

Exhibit 10.1	Escrow Agreement among Rhapsody Acquisition Corp., Brian Pratt, as Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (1)

Exhibit 10.2	Form of Lock-Up Agreement by and among Rhapsody Acquisition Corp. and the former stockholders and foreign managers of Primoris Corporation (12)

Exhibit 10.3	Form of Stock Escrow Agreement between Rhapsody Acquisition Corp., Continental Stock Transfer & Trust Company and certain stockholders of Rhapsody Acquisition Corp. (9)

Exhibit 10.4	Form of Registration Rights Agreement among Rhapsody Acquisition Corp. and certain stockholders of Rhapsody Acquisition Corp. (9)

Exhibit 10.5	Form of Subscription Agreement among Rhapsody Acquisition Corp., Graubard Miller and each of Eric S. Rosenfeld, Leonard B. Schlemm, Jon Bauer, Colin D. Watson and Gotham Capital V (9)

Exhibit 10.6	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Eric S. Rosenfeld (9)

Exhibit 10.7	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Arnaud Ajdler (9)

Exhibit 10.8	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Leonard B. Schlemm (9)

Exhibit 10.9	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Jon Bauer (9)

Exhibit 10.10	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Colin D. Watson (9)

Exhibit 10.11	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and David Sgro (9)

Exhibit 10.12	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Greg Monahan (9)

Exhibit 10.13	Letter Agreement, dated May 30, 2006, by and among Rhapsody Acquisition Corp., EarlyBirdCapital, Inc. and Joel Greenblatt (9)

Exhibit 10.14	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#)(7)

Exhibit 10.15	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(7)

Exhibit 10.16	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(7)

Exhibit 10.17	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(7)

Exhibit 10.18	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(13)

Exhibit 10.19	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.20	2008 Long-Term Equity Incentive Plan (#)(14)

Exhibit 10.21

Voting Agreement, dated July 31, 2008, by and among the Primoris Services Corporation, Eric S. Rosenfeld, Brian Pratt, John P. Schauerman, the Scott E. Summers and Sherry L. Summers Family Trust Dated August 21, 2001, and Timothy R. Healy (7)

Exhibit 10.22	Purchase Trading Plan Agreement, dated March 26, 2009, by and among Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.23	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.24	Loan and Security Agreement, dated March 22, 2007, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.25	First Amendment to Loan and Security Agreement, dated in 2007, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.26	Second Amendment to Loan and Security Agreement, dated July 11, 2008, by and among Primoris Corporation and LaSalle Bank National Association (7)

Exhibit 10.27	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.28	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 17, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc. (17)

Exhibit 10.29

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.30

Voting Agreement, dated December 18, 2009, by and among certain Primoris stockholders who represent, in the aggregate, in excess of 50% of the issued and outstanding shares of common stock of Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.31	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.32	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.33	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.34	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.35	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.36	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 14.1	Code of Ethics (*)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (17)

Exhibit 23.1	Consent of Moss Adams, LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and which is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 2) (File No. 333-134694), as filed with the SEC on August 28, 2006, and which is incorporated herein by reference.
(11)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 1) (File No. 333-134694), as filed with the SEC on July 14, 2006, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on April 21, 2008, and which is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 12, 2009, and which is incorporated herein by reference.
(14)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 31, 2009, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.