Form 10-Q
period 2010-03-31
Primoris Services CORP
filed 2010-05-10
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, 44,227,691 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,289	$90,004
Short term investments	29,000	30,058
Restricted cash	6,931	6,845
Accounts receivable, net	117,610	108,492
Costs and estimated earnings in excess of billings	16,187	11,378
Inventory	24,683	22,275
Deferred tax assets	5,630	5,630
Prepaid expenses and other current assets	10,029	5,501
Current assets from discontinued operations	—	5,304
Total current assets	293,359	285,487
Property and equipment, net	90,653	92,568
Investment in non-consolidated entities	2,174	5,599
Intangible assets, net	31,314	32,695
Goodwill	59,678	59,678
Total assets	$477,178	$476,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,888	$62,568
Billings in excess of costs and estimated earnings	113,397	114,035
Accrued expenses and other current liabilities	35,716	34,992
Distributions and dividends payable	1,102	2,987
Current portion of capital leases	3,859	4,220
Current portion of long-term debt	6,568	6,482
Current portion of subordinated debt	9,165	10,397
Current liabilities of discontinued operations	333	6,511
Total current liabilities	236,028	242,192
Long-term debt, net of current portion	24,694	26,368
Long-term capital leases, net of current portion	7,130	7,734
Long-term subordinated debt, net of current portion	41,863	43,853
Deferred tax liabilities	2,643	2,643
Other long-term liabilities	11,350	9,278
Total liabilities	323,708	332,068
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 81,852.78 issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock—$.0001 par value, 90,000,000 shares authorized, 35,900,483 and 32,704,903 issued and outstanding at March 31, 2010 and December 31, 2009	3	3
Additional paid-in capital	104,738	100,644
Retained earnings	48,577	42,982
Accumulated other comprehensive income	152	330
Total stockholders’ equity	153,470	143,959
Total liabilities and stockholders’ equity	$477,178	$476,027

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Revenues	$174,982	$123,550
Cost of revenues	150,509	109,044
Gross profit	24,473	14,506
Selling, general and administrative expenses	13,755	7,416
Operating income	10,718	7,090
Other income (expense):
Income from non-consolidated entities	968	2,167
Foreign exchange gain	92	229
Interest income	180	259
Interest expense	(1,307)	(526)

Income from continuing operations, before provision for income taxes	10,651	9,219
Provision for income taxes	(3,953)	(3,599)
Income from continuing operations	6,698	5,620
Income on discontinued operations, net of income taxes	—	20
Net income	$6,698	$5,640
Earnings per share:
Basic:
Income from continuing operations	$0.20	$0.19
Income on discontinued operations	$—	$—
Net income	$0.20	$0.19
Diluted:
Income from continuing operations	$0.15	$0.17
Income on discontinued operations	$—	$—
Net income	$0.15	$0.17
Weighted average common shares outstanding:
Basic	33,202	30,116
Diluted	45,544	32,477

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accum. Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc.	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959
Net income	—	—	—	—	—	6,698	—	6,698
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	390	—	—	390
Additional contingent stock issued for the purchase of Cravens Services, Inc.	74,906	—	—	—	600	—	—	600
Dividends — common	—	—	—	—	—	(898)	—	(898)
Dividends — preferred	—	—	—	—	—	(205)	—	(205)
Foreign currency hedge effect	—	—	—	—	—	—	(178)	(178)
Warrant exercises	620,699	—	—	—	3,104	—	—	3,104
Balance, March 31, 2010 (Unaudited)	35,900,483	$3	81,852.78	$—	$104,738	$48,577	$152	$153,470

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$6,698	$5,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,172	1,835
Amortization of intangible assets	1,381	9
Gain on sale of property and equipment	(1,139)	(1,124)
Income from non-consolidated entities	(968)	(2,167)
Non-consolidated entity distributions	4,393	3,400
Changes in assets and liabilities:
Restricted cash	(86)	324
Accounts receivable	(9,118)	8,701
Costs and estimated earnings in excess of billings	(4,809)	2,172
Inventory, prepaid expenses and other current assets	(6,936)	44
Other assets	(178)	(1,009)
Accounts payable	3,320	(9,105)
Billings in excess of costs and estimated earnings	(638)	(5,189)
Accrued expenses and other current liabilities	724	3,242
Other long-term liabilities	2,072	—
Net cash provided by operating activities	(1,112)	6,773
Cash flows from investing activities:
Purchase of property and equipment	(2,556)	(1,171)
Purchase of short term investments	1,058	(10,130)
Proceeds from sale of property and equipment	1,438	1,250
Net cash used in investing activities	(60)	(10,051)
Cash flows from financing activities:
Repayment of long-term debt	(1,588)	(2,495)
Repayment of capital leases	(965)	(475)
Repayment of subordinated debt	(3,222)	—
Stock issued for business acquired	600	—
Stock issued to foreign managers	390	—
Proceeds from exercise of warrants for the issuance of common stock	3,104	—
Repurchase of warrants	—	(82)
Dividends	(1,022)	(749)
Cash distributions to selling stockholders	(1,966)	(4,947)
Net cash used in financing activities	(4,669)	(8,748)
Cash flows from discontinued operations:
Operating activities	(874)	(2,710)
Net cash used in discontinued operations	(874)	(2,710)

Net change in cash and cash equivalents	(6,715)	(14,736)
Cash and cash equivalents at beginning of period	90,004	72,848
Cash and cash equivalents at end of the period	$83,289	$58,112

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash paid during the period for:
Interest	$1,617	$257
Income taxes	$516	$3,397

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2010	2009
	(Unaudited)
Non-Cash Activities
Obligations incurred for the acquisition of property and equipment leases	$—	$3,023
Accrued dividends	$1,102	$812

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations— Primoris Services Corporation, a Delaware corporation (“Primoris”, the “Company”, “we”, “us” or “our”), and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., James Construction Group, LLC (“JCG”), Cravens Services, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P. and Stellaris, LLC, collectively, are engaged in various construction and engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations construct and provide maintenance services to industrial facilities including power plants, petrochemical facilities and other processing plants and construct multi-level parking structures. The Company has its corporate headquarters in Lake Forest, California.

On December 18, 2009, the Company acquired JCG.  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves both government and private clients.

In October 2009, the Company also acquired the assets of Cravens Partners, Ltd., a Texas-based provider of civil and utility infrastructure construction services.  Following the acquisition, the Company created a wholly-owned subsidiary named Cravens Services, Inc. (“Cravens”)

Note 2—Basis of Presentation

Interim Consolidated Financial Statements—The interim condensed consolidated financial statements for the three-month periods ended March 31, 2010 and 2009 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “First Quarter 2010 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 11, 2010, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2009.

The interim financial information for the three month-periods ended March 31, 2010 and 2009 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in this First Quarter 2010 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

In accordance with the terms of the contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be received in the following operating cycle, which is typically within a year.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (an update to ASC Topic 820 “Fair Value Measurements and Disclosures”).   ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required.  The Company adopted this accounting standard update as of January 1, 2010, which did not result in a material impact on our financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to an accounting standard for ASC Topic 810 “Consolidation”, (formerly referred to as “Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R “ (“SFAS 167”)) which sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the activities that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  The accounting standard became effective January 1, 2010.  The Company adopted the amendment as of January 1, 2010, which did not result in a material impact on our financial statements.

Note 4—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements.  ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis, which included goodwill and intangible assets for purposes of impairment assessments.

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

The following table presents, using the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2010:
Cash and cash equivalents	$83,289	$83,289	—	—
Short-term investments	$29,000	$29,000	—	—
Other assets — hedge contracts	$203	—	$203	—
Assets as of December 31, 2009:
Cash and cash equivalents	$90,004	$90,004	—	—
Short-term investments	$30,058	$30,058	—	—
Other assets — hedge contracts	$266	—	$266	—

In addition to the assets listed in the table, other financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial assets and liabilities generally approximate fair market value based on their short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable as of the dates shown:

	March 31, 2010	December 31, 2009
	(Unaudited)
Contracts receivable, net of allowance for doubtful accounts of $200 for March 31, 2010 and for December 31, 2009	$95,774	$82,254
Retention	20,825	25,907
	116,599	108,161
Due from affiliates	4	—
Other accounts receivable	1,007	331
	$117,610	$108,492

Amounts “due from affiliates” primarily relate to receivables from related parties (see Note 7, “Equity Method Investments” and Note 14, “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $927 and $5,708 for the three months ended March 31, 2010 and 2009, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	March 31, 2010	December 31, 2009
	(Unaudited)
Costs incurred on uncompleted contracts	$1,560,669	$2,036,251
Provision for estimated loss on uncompleted contracts	557	332
Gross profit recognized	136,853	201,254
	1,698,079	2,237,837
Less: billings to date	(1,795,289)	(2,340,494)
	$(97,210)	$(102,657)

This net amount is included in the accompanying condensed consolidated balance sheet under the following captions:

	March 31, 2010	December 31, 2009
	(Unaudited)
Costs and estimated earnings in excess of billings	$16,187	$11,378
Billings in excess of costs and estimated earnings	(113,397)	(114,035)
	$(97,210)	$(102,657)

Note 7—Equity Method Investments

OMPP

During 2007, the Company established a joint venture, OMPP, for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the venture and accounts for its investment in OMPP using the equity method. ARB acts as one of OMPP’s primary subcontractors. As of March 31, 2010, ARB has contracts with OMPP totaling $49,019, which are nearing completion.  ARB recognized $12 in revenues in the three months ended March 31, 2010 and $5,384 in the three months ended March 31, 2009. These revenues are included in the contract revenues earned from related parties as stated in Note 5, “Accounts Receivable”.

	March 31, 2010	December 31, 2009
	(Unaudited)
OMPP—Joint Venture
Balance sheet data
Assets	$993	$9,176
Liabilities	310	1,493
Net assets	$683	$7,683
Company’s equity investment in venture	$410	$4,610

	Three months ended March 31,
	2010	2009
	(Unaudited)
Earnings data:
Revenue	$—	$43,892
Gross profit	$—	$11,085
Earnings before taxes	$—	$11,088
Company’s equity in earnings	$—	$2,385

OMPP distributed $7,000 to its equity holders during the three months ended March 31, 2010, of which the Company’s share was $4,200.  For the three months ended March 31, 2009, OMPP distributed $8,500, of which, the Company’s shares was $3,400. The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of each partner’s share as determined at the completion of the underlying contract.

All Day Electric

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.  ARB recognized $914 in revenues in the three months ended March 31, 2010; there were no revenues for the same period in the prior year.  The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2010	December 31, 2009
	(Unaudited)
All Day Electric
Balance sheet data
Assets	$2,305	$5,661
Liabilities	1,670	4,615
Net assets	$635	$1,046
Company’s equity investment in venture	$311	$513

	Three months ended March 31,
	2010	2009
	(Unaudited)
Earnings data:
Revenue	$2,903	$971
Gross profit	$(104)	$128
Net income	$(411)	$(118)
Company’s equity in earnings	$(202)	$(218)

St.— Bernard Levee Partners

JCG owns a 30% interest in St.—Bernard Levee Partners (“Bernard”) for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana. Bernard distributed $964 to its equity holders during the three months ended March 31, 2010, of which the Company’s share was $194.  The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2010	December 31, 2009
	(Unaudited)
St. —Bernard Levee Partners
Balance sheet data
Assets	$34,974	$3,149
Liabilities	29,893	1,966
Net assets	$5,081	$1,183
Company’s equity investment in venture	$1,353	$378

	Three months ended March 31,
	2010	2009
	(Unaudited)
Earnings data:
Revenue	$42,130	$—
Gross profit	$4,855	$—
Earnings before taxes	$4,855	$—
Company’s equity in earnings	$1,169	$—

Note 8 — Business Combinations

The December 18, 2009 acquisition of JCG was accounted using the acquisition method of accounting. The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of December 18, 2009, amounted to $133.19 million.

As part of the acquisition, the Company will issue $10 million in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  As discussed in Note 13 — “Other Liabilities”, the estimated fair value of this contingency was $8.19 and $8.5 million as of December 31, 2009 and March 31, 2010, respectively.

Other than the adjustment in the fair value of the contingent consideration discussed above, there have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities that have been identified during the three months ended March 31, 2010.  The Company expects to complete the final determination of the fair value of the tangible and intangible assets acquired prior to the end of 2010.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2009

The following pro forma information for the three months ended March 31, 2009 presents the results of operations as if the JCG acquisition had occurred at the beginning of 2009. The supplemental pro forma information has been adjusted to include:

•      the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•      the pro forma impact of interest expense on the $53.5 million subordinated promissory note;

•      the pro forma tax effect of both the income before income taxes for JCG and the JCG pro forma adjustments, calculated using the statutory corporate tax rate of 39.8% for the three months ended March 31, 2009.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been completed on January 1, 2009 or that may be achieved in the future.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may, or may not, achieve with respect to the combined companies.

Three months ended March 31, 2009

Revenues	$217,293
Income from continuing operations, before provision for income taxes	$13,573
Income from continuing operations	$8,241
Net income	$8,261

Weighted average common shares outstanding:
Basic — (1)	37,112
Diluted — (1)	40,662

Earnings per share:
Basic — income from continuing operations	$0.22
Basic — net income	$0.20
Diluted — income from continuing operations	$0.22
Diluted — net income	$0.20

(1)          The adjustment to weighted average shares outstanding reflects the conversion of the Preferred Stock issued as part of the acquisition consideration (see Note 17 — “Stockholders’ Equity”), as if such shares were converted into common stock, at a conversion rate of 100 common shares per share.  On April 12, 2010, the Preferred Stock was converted into common stock.

The adjustment to weighted average shares outstanding excludes the potential impact of the Earnout Shares that may be issued contingent upon meeting a certain financial target at the end of 2010.  Pro forma basic shares outstanding included 81,852.78 shares of Preferred Stock less 11,897.18 Escrow Shares, totaling 69,955.60 shares of Preferred Stock.  Shares included in pro forma diluted shares outstanding represent the 81,852.78 shares of Preferred Stock.

Note 9—Intangible Assets

At March 31, 2010 and December 31, 2009, intangible assets totaled $31,314 and $32,695, respectively, net of amortization.  The following table summarizes the intangible asset categories, average amortization periods, which are generally on a straight-line basis and the fair value, as follows:

	Amortization		March 31,	December 31,
	Period		2010	2009
Tradename	5 to 10 years		$15,365	$15,785
Non-compete agreements	5 years		$5,130	$5,403
Customer relationships	5 to 10 years		$6,624	$6,793
Backlog	0.75 to 2.25 years		$4,195	$4,714
		Total	$31,314	$32,695

Amortization expense on intangible assets was $1,381 and $9 for the three months ended March 31, 2010 and 2009, respectively.  Estimated amortization expense for intangible assets as of March 31, 2010 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2010 (remaining nine months)	$4,297
2011	5,544
2012	3,873
2013	3,455
2014	3,360
Thereafter	10,785
$31,314

Note 10—Discontinued Operations

During December 2009, the Company discontinued all operations in Ecuador, and a plan was put in place to sell the stock ownership of the Ecuador company.  Consequently, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.  Previously, the Ecuador operations were included in the Company’s Construction Services segment.

A liability of $333 remains on the balance sheet as of March 31, 2010 for the discontinued Ecuador operations.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer delivered to the Company a combination of $400 in Primoris stock owned by the buyer and a $300 note payable.  The buyer also agreed to provide an indemnification to the Company for any remaining liabilities. The sale was completed in March 2010 and had no material impact to the Company.

Note 11—Accounts Payable and Accrued Liabilities

At March 31, 2010 and December 31, 2009, accounts payable includes retentions of approximately $12,952 and $12,616, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2010	December 31, 2009
	(Unaudited)
Payroll and related employee benefits	$18,271	$18,321
Insurance, including self-insurance reserves	11,145	11,245
Provision for estimated losses on uncompleted contracts	557	332
Corporate income taxes and other taxes	1,756	640
Accrued leases and rents	251	262
Other	3,736	4,192
	$35,716	$34,992

Note 12—Credit Arrangements

Credit Agreements.  On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million. Under the Agreement, the Lender provides two revolving loans to us:

•                  a revolving loan in the amount of $20.0 million (the “Revolving Loan A”), with a maturity date of October 28, 2012; and

•                  a revolving loan in the amount of $15.0 million (the “Revolving Loan B”), with a maturity date of October 27, 2010.

The Lender agreed to issue for our account letters of credit up to $15.0 million, under Revolving Loan A.  As of March 31, 2010 and December 31, 2009, total commercial letters of credit outstanding under this credit facility totaled $3,634 and $849, respectively. The principal amount of each of Revolving Loan A and Revolving Loan B will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Agreement, or (ii) the prime rate announced by the Lender plus an applicable margin as specified in the Agreement. The principal amount of any loan bearing interest at LIBOR plus an applicable margin may not be prepaid at any time without being subject to certain penalties. There is no prepayment penalty for any loan bearing interest at the prime rate announced by the Lender plus an applicable margin.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to 10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of March 31, 2010 and December 31, 2009, total commercial letters of credit outstanding under this credit facility totaled $4,631 and $5,284, respectively.

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement. The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with its restrictive covenants as of March 31, 2010.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5,565 under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

Subordinated Promissory Note.  In connection with the acquisition of JCG, the Company executed an unsecured Promissory Note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53.5 million. The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the Promissory Note bears interest at an annual rate equal to 5%.  For months 10 through 18, the note will bear interest at an annual rate of 7%.  For the months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be payable in cash on an amortizing basis over 60 monthly payments.  The Promissory Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The Promissory Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing, receives warrant exercise proceeds or obtains proceeds under certain new indebtedness. As long as more than $10 million is outstanding under the Promissory Note, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. As of March 31, 2010, a total of $51.0 million was outstanding on the Promissory Note.  In April 2010, the Company made a partial prepayment of the Promissory Note in the amount of $2.3 million after receiving warrant exercise proceeds for the issuance of common stock during the prior three months.

Note 13 — Other Liabilities

Included in other liabilities were the following amounts resulting from our acquisitions of JCG and Cravens in the fourth quarter of 2009.

As part of the December 2009 JCG acquisition agreement, the Company will issue $10 million in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  At December 31, 2009, the estimated fair value of the contingent consideration was established at $8.19 million.  The estimated fair value as of March 31, 2010 was valued at $8.5 million.  The $0.3 million change in the fair value was a non-cash charge to selling, general and administrative expenses.

The October 2009 Cravens acquisition also included potential consideration for an additional $2.0 million in common stock and $0.5 million in cash to the sellers, contingent upon meeting specific operating performance targets for the years 2009, 2010 and 2011.  At December 31, 2009, the estimated fair value of the contingent consideration was established at $1.8 million, of which, $750 was current as of December 31, 2009.  Upon meeting the 2009 performance target, the Company paid $150 and issued 74,906 shares of common stock in March 2010.  There was no change to the estimated fair value at March 31, 2010 for the remaining earnout consideration.

Note 14—Related Party Transactions

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

Primoris leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the three months ended March 31, 2010 and 2009, the Company paid $221 and $190, respectively, in lease payments to SIGI for the use of these properties.

The Company leased an airplane from SIGI for business use. During the three months ended March 31, 2009, the Company paid $60 in lease payments to SIGI for the use of the airplane. This lease was terminated on March 31, 2009 when SIGI sold the airplane.

Primoris leases a property from Roger Newnham, a stockholder of the Company’s common stock and a manager at the subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the three months ended March 31, 2010 and 2009, Primoris paid $62 and $86, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2010.

Note 15—Income Taxes

The effective tax rate for the three months ended March 31, 2010 (“First Quarter 2010”) was 37.1%. The rate for the First Quarter 2010 differs from the U.S. federal statutory rate of 35% due primarily to state income taxes and the Domestic Production Activity Deduction.

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

The tax years 2006 through 2009 remain open to examination by the United States Internal Revenue Service.  The tax years 2005 through 2009 remain open to examination by the other major taxing jurisdictions to which the Company is subject.

Note 16—Dividends and Earnings Per Share

On March 4, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of March 31, 2010 and to holders of shares of the Company’s Series A Non-Voting Contingent Convertible Preferred stock (“Preferred Stock”) issued in connection with the December 18, 2009 acquisition of JCG.  The dividend, totaling $1,102 was paid on April 15, 2010.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(Unaudited)
Numerator:
Net income	$6,698	$5,640
Denominator:
Weighted average shares for computation of basic earnings per share	33,202	30,116
Dilutive effect of warrants and units	1,751	—
Dilutive effect of contingently issuable shares (1) (2)	2,406	2,361
Dilutive effect of conversion of Preferred Stock (3)	8,185	—
Weighted average shares for computation of diluted earnings per share	45,544	32,477
Basic earnings per share	$0.20	$0.19
Diluted earnings per share	$0.15	$0.17

(1)        On July 31, 2008, the Company completed the merger (“Merger”) of Rhapsody Acquisition Corp. (the Company’s former name) and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”).  The July 2008 merger agreement provided that the Former Primoris stockholders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestones for both 2009 and 2008.  As a result, 2,500,025 shares of common stock were issued to Former Primoris stockholders in March 2009 and 2,499,975 shares of common stock were issued to Former Primoris stockholders in March 2010.

(2)        Represents the effect of 74,906 shares of common stock that were issued as part of the acquisition of Cravens.  The shares were contingent on meeting a defined performance target in 2009.  The target was met in the fourth quarter 2009.  The shares were issued on March 30, 2010.

(3)        Represents the effect of 8,185,278 shares of common stock that were approved for issuance at a special meeting of the stockholders held on April 12, 2010.  The stockholders approved the issuance of shares of common stock to the holders of 81,852.78 shares of Preferred Stock and approved the conversion of the Preferred Stock to 8,185,278 shares of common stock.

Note 17—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into an aggregate of 8,185,278 shares of common stock.

Warrants exercised — As of March 31, 2010, there were 3,996,800 warrants outstanding to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company. During the first quarter 2010, a total of 620,699 warrants were exercised.

Note 18—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities.

Certain of these leases are with entities related through common ownership by stockholders, officers, and directors of the Company. The leases are classified as operating leases in accordance with ASC Topic 840-“Leases”.

Total lease expense during the three months ended March 31, 2010 and 2009 amounted to approximately $2,539 and $2,008, respectively, including amounts paid to related parties of $283 and $276, respectively.

Letters of credit—At March 31, 2010 and December 31, 2009, the Company had letters of credit outstanding of approximately $8,265 and $11,989, respectively.

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

Bonding—As of March 31, 2010 and December 31, 2009, the Company had bid and completion bonds issued and outstanding totaling approximately $767,324 and $773,762, respectively.

Note 19—Reportable Operating Segments

In prior periods, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and to changes in the management structure, the Company changed the reportable operating segments effective on January 1, 2010, by splitting the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the new segments. The three new segments are East Construction Services, West Construction Services and Engineering.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical and Cravens.

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB, ARB Structures, Inc., and Stellaris, LLC.

The Engineering segment remains unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.

In the following tables, all intersegment revenues and gross profit have been eliminated, which were immaterial.

Revenue by segment for the three months ended March 31, 2010 and 2009 were as follows:

	For the three months ended March 31,
	2010		2009
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
	(Unaudited)
East Construction Services	$104,236	59.6%	$14,739	11.9%
West Construction Services	59,887	34.2%	90,044	72.9%
Engineering	10,859	6.2%	18,767	15.2%
Total	$174,982	100.0%	$123,550	100.0%

Gross profit by segment for the three months ended March 31, 2010 and 2009 were as follows:

	For the three months ended March 31,
	2010		2009
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
	(Unaudited)
East Construction Services	$9,621	9.2%	$1,710	11.6%
West Construction Services	12,211	20.4%	11,087	12.3%
Engineering	2,641	24.3%	1,709	9.1%
Total	$24,473	14.0%	$14,506	11.7%

Revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	Revenues
	For the three months ended March 31,
	2010		2009		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2010	December 31, 2009
	(Unaudited)				(Unaudited)
United States	$172,044	98.3%	$116,010	93.9%	$471,064	$465,025
Non-United States	2,938	1.7	7,540	6.1	6,114	11,002
Total	$174,982	100.0%	$123,550	100.0%	$477,178	$476,027

Note 20—Subsequent Event

A special meeting of the stockholders was held on April 12, 2010.  The stockholders approved the issuance of shares of common stock to the holders of 81,852.78 shares of Preferred Stock and approved the conversion of the Preferred Stock into 8,185,278 shares of common stock.   Additionally, the stockholders approved the issuance of up to 6,508,276 shares of common stock, which shares may be issued as earnout consideration in connection with the December 18, 2009 acquisition of JCG.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Introduction

Primoris Services Corporation is a holding company with various subsidiaries that cumulatively form a diversified construction company providing a wide range of construction and engineering services.  These services include fabrication, maintenance, replacement and other services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.  Our activities are performed primarily in the Southeast and Southwest United States, more specifically in Louisiana and California, with strategic presences in Florida, Texas and Canada.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities.

Through our recent acquisition of James Construction Group, LLC (“JCG”) in December 2009, we provide services in heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction. JCG’s infrastructure and maintenance division provides large earthwork and site development, landfill construction, site remediation and mining support services. JCG’s industrial division, with a client base comprised primarily of private industrial companies, provides all phases of civil and structural construction, mechanical equipment erection, process pipe installation and boiler, furnace and heater installation and repair.

Through our subsidiary Onquest, Inc. (“Onquest”), we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities primarily in Florida.

We make our press releases, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the SEC available, free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630, and our telephone number is (949) 598-9242. Our Web site address is www.primoriscorp.com. The information on our Web site is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

We provide services in three segments, which consist of the East Construction Services segment, the West Construction Services segment and the Engineering segment.

In prior periods, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and to changes in the management structure, the Company changed the reportable operating segments effective on January 1, 2010, by splitting the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the two new segments. The three new segments are East Construction Services, West Construction Services and Engineering and are outlined as follows:

The East Construction Services segment incorporates the JCG construction services business, located primarily in the southern United States, specializing in highway, industrial and environmental projects.  The East Construction Services segment also consists of the businesses located in the Gulf Coast region of the United States that were formerly a part of the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical and Cravens Services, Inc.  The East Construction Services segment provides a range of services that include:

•                  Heavy civil construction projects including highway and bridge construction, paving, levee construction, airport runway and taxiway construction and marine facility construction;

•                  Providing large earthwork and site development, site remediation and mining support services;

•                  General construction and construction management of facilities and plants dedicated to water treatment, water reclamation and wastewater treatment and related systems; and

•                  Providing installation and maintenance of other infrastructure projects.

The West Construction Services segment includes construction services performed in the western United States, primarily in the states of California and Nevada.  The entities that are included in West Construction Services include ARB, ARB Structures, Inc., and Stellaris, LLC. The West Construction Services segment provides a range of services that include:

•                  Providing installation of underground pipeline, cable and conduits for entities primarily in the petroleum, petrochemical and gas industries and projects with water/wastewater distribution requirements;

•                  Providing installation and maintenance of industrial facilities for entities in the power, petroleum and petrochemical industries;

•                  Providing installation of complex commercial and industrial cast-in-place structures; and

•                  Providing other earthwork, site development and remediation work.

The Engineering segment includes the results of Onquest and Born Heaters Canada, ULC (“Born Heaters”).  The Engineering segment provides services that include:

•                  Designing, supplying and installing high-performance furnaces, heaters, burner management systems and related combustion and process technologies for clients in the oil refining, petrochemical and power generation industries; and

•                  Furnishing turn-key project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

The following table provides the historical revenues for the previously reported quarters for 2009 into the three new operating segments.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
Segment:	2009	2009	2009	2009	2009

East Construction Services	$14,739	$13,459	$13,830	$26,987	$69,015
West Construction Services	90,044	92,788	80,933	76,456	340,221
Engineering	18,767	13,363	11,848	13,796	57,774
	$123,550	$119,610	$106,611	$117,239	$467,010

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past few years, we have benefited from demand for more efficient and more environmentally friendly energy and power facilities and from the strength of the oil and gas industry. Economic factors outside of our control may affect the number and size of contracts awarded to us in any particular period.

The current macroeconomic issues, including those in the financial markets, will likely impact our future results. While we currently have adequate backlog and projects to bid, we are uncertain as to how the current global financial issues will impact our clients.

Seasonality and cyclicality

Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients’ budget cycles have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter. Absent the awarding of a large project, the combination of weather and budget cycles suggest that revenues tend to be lowest in the first quarter.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$174,982	100.0%	$123,550	100.0%
Gross profit	24,473	14.0%	14,506	11.7%
Selling, general and administrative expense	13,755	7.9%	7,416	6.0%
Operating income	10,718	6.1%	7,090	5.7%
Other income (expense)	(67)	—%	2,129	1.7%
Income before income taxes	10,651	6.1%	9,219	7.4%
Income tax provision	(3,953)	(2.3)%	(3,599)	(2.9)%
Net income from continuing operations	$6,698	3.8%	$5,620	4.5%
Profit from discontinued operations	—		20%
Net income	$6,698	3.8%	$5,640	4.5%
Earnings per share:
Basic:
Income from continuing operations	$0.20		$0.19
Income on discontinued operations	$—		$—
Net Income	$0.20		$0.19

Diluted:
Income from continuing operations	$0.15		$0.17
Income on discontinued operations	$—		$—
Net Income	$0.15		$0.17

Weighted average common shares outstanding
Basic	33,202		30,116
Diluted	45,544		32,477

Revenue for the three months ended March 31, 2010 (“First Quarter 2010”) was $175.0 million, an increase of $51.4 million, or 41.6%, compared to the same period in 2009.   The increase in revenues was due primarily to the addition of new businesses in late 2009, which contributed $96.0 million in revenues for the First Quarter 2010.  Excluding the impact of the new businesses, revenues for the First Quarter 2010 declined by $44.6 million compared to the same period a year ago.  The decreased revenues were across all business lines, but especially in pipeline and industrial projects, reflecting the slowdown in project awards in 2009.

Gross profit increased by $10.0 million, or 68.7%, for the First Quarter 2010 compared to the same period in 2009 due primarily to an $8.7 million profit contribution of our recent acquisitions in the East Construction Services segment and the successful close out of some pipeline and industrial projects compared to the first quarter of 2009. Gross profit as a percent of revenues increased to 14.0% during the First Quarter 2010 from 11.7% in the prior year quarter.

Geographic areas financial information

Revenue by geographic area for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$172,044	98.3%	$116,010	93.9%
Non- United States	2,938	1.7%	7,540	6.1%
Total revenues	$174,982	100.0%	$123,550	100.0%

Note that revenue is attributed to the countries based on our reporting entity that records the transaction.

Segment results

In prior periods, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and to changes in the management structure, the Company changed the reportable operating segments effective on January 1, 2010, by splitting the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the two new segments. The three new segments are East Construction Services, West Construction Services and Engineering.

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three months ending March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$104,236	59.6%	$14,739	11.9%
Gross profit	9,621	9.2%	1,710	11.6%

Revenue for the East Construction Services segment increased by $89.5 million, or 607.2%, for the First Quarter 2010 compared to the same period in 2009. This increase was due to the addition of $96.0 million in revenues from JCG and, to a lesser extent, Cravens, and was partially reduced by a $6.5 million decrease in revenue primarily from water and wastewater projects.

Gross profit for the East Construction Services increased by $7.9 million for the First Quarter 2010 primarily as a result of the $8.6 million gross margin contribution from the JCG acquisition compared to the same period in 2009.  Included in the gross profit amount is intangible amortization expense related to the JCG acquisition of $0.5 million.

Gross profit as a percent of revenues decreased to 9.2% during the First Quarter 2010 from 11.6% in the prior year quarter, reflecting the typically lower margin percentages on JCG’s heavy civil projects during wetter, winter months.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three months ending March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$59,887	34.2%	$90,044	72.9%
Gross profit	12,211	20.4%	11,087	12.3%

Revenue for the West Construction Services segment decreased by $30.2 million, or 33.5%, for the First Quarter 2010 compared to the same period in 2009.  The revenue decrease was across all parts of the segment: our underground business (a 35% reduction), our industrial business (an 18% reduction) and our structures business (a 64% reduction).  In addition, we recognized virtually no third party equipment rental revenue during the First Quarter 2010.  These decreases reflect the reduction in project rewards in 2009.  As shown in the “Backlog” section below, project awards improved during the First Quarter 2010.

West Construction Services segment gross profit increased by $1.1 million, or 10.1%, for the First Quarter 2010 compared to the same period of 2009.   The increased gross profit as a percent of revenues was the result of the impact that smaller, higher margin jobs have on our overall margin percentages in a declining revenue environment. In addition, as discussed in the “Backlog” section below, we recognized a positive impact from converting the Richmond Refinery Project from a fixed-priced contract to a reimbursable cost plus margin project.  Without the positive impact of this project, our West Construction Services segment gross profit percentage of revenue would have been at historical levels.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$10,859	6.2%	$18,767	15.2%
Gross profit	2,641	24.3%	1,709	9.1%

Revenue decreased by $7.9 million, or 42.1%, for the First Quarter 2010 compared to the same period in 2009. The decrease was due primarily to a $4.6 million decrease at Born Heaters compared to the prior year from customer acceptance of an international project and a $3.3 million decrease at Onquest reflecting completion of several projects including the Clean Energy project.

Engineering segment gross profit increased by $0.9 million, or 54.5%, for the First Quarter 2010 compared to the same period in 2009.  As a percent of revenues, gross profit increased from 9.1% as of March 31, 2009 compared to 24.3% of revenues for the First Quarter 2010.  Customer acceptance of the international project added approximately 4% to the first quarter’s gross profit percentage.  In addition, gross profit percent for the current quarter reflected the impact of the completion of the Onquest projects as well as the impact of a $0.7 million lower overhead expense allocation.  As engineering activity increases during the remainder of 2010, we expect engineering margins to trend toward historical levels.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $6.3 million, or 85.5%, for the First Quarter 2010 compared to the same period in 2009. Of the increased amount, $3.9 million was added by the acquisitions of JCG and Cravens and $1.1 million was the result of amortizing intangible assets and liabilities created by the acquisitions. While engineering SG&A expenses decreased compared to the same quarter last year, the reduction in activity in the segment resulted in a difference in net expenses allocated to cost of revenues of $0.7 million.  Audit and consulting fees increased by $0.4 million, and other SG&A expenses netted to an increase of $0.2 million.

SG&A as a percentage of revenue increased to 7.8% for the First Quarter 2010, from 6.0% for the same period in 2009.  The increased percentage for the First Quarter 2010 was due to the increased costs discussed above as well as due to the relatively fixed nature of administrative and management expenses, which did not decrease proportionally with the decreased revenues.  Excluding the impact of the recent acquisitions, SG&A as a percentage of sales was 11.1% and 6.0%, respectively, for the three months ended March 31, 2010 and 2009.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$968	$2,167
Foreign exchange gain (loss)	92	229
Interest income (expense), net	(1,127)	(267)
Total other income	$(67)	$2,129

For the First Quarter 2010, we recognized income of $1.2 million from the St.—Bernard Levee Partners joint venture, a construction project near New Orleans, Louisiana. This income was reduced by a loss of $0.2 million from the All Day Electric joint venture, an electrical construction company in Northern California. Income from non-consolidated joint ventures for the same period in 2009 consisted of income of $2.4 million from the OMPP joint venture, reduced by a $0.2 million loss from All Day.

Foreign exchange gains for both the First Quarter 2010 and for the same period in 2009 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

For the First Quarter 2010, interest expense increased by $0.8 million compared to the same period in 2009. This was primarily due to interest payments due on the subordinated debt of $0.7 million related to the JCG acquisition.

Provision for income taxes

Our provision for income tax increased $0.4 million for the First Quarter 2010 to $4.0 million from the same period in 2009. The tax rate applied in the first quarter of 2010 was 37.1% as opposed to 39.0% for the same period in 2009. This change in tax rate depends on our estimated full year results, coupled with assumptions on our mix in revenues and profits in the various tax jurisdictions throughout the USA and Canada.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  In addition to cash flow from operations, we have availability under our lines of credit to augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At March 31, 2010, our balance sheet included a net cash balance of $83.3 million, and an additional $29.0 million in short-term investments. We also have borrowing capacity to help meet our foreseeable needs based on our current cash flow forecast. We currently have a $20 million credit facility which expires on October 28, 2012, under which we can issue letter of credit for up to $15 million, We also have a credit facility of $15 million, which expires on October 27, 2010,  and a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At March 31, 2010, $8.3 million was outstanding on these two facilities representing issued letters of credit.

Cash Flows

Cash flows during the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Change in cash:
Net cash provided by (used in) operating activities	$(1,112)	$6,773
Net cash used in investing activities	(60)	(10,051)
Net cash used in financing activities	(4,669)	(8,748)
Net cash used by discontinued operations	(874)	(2,710)
Net change in cash	$(6,715)	$(14,736)

Operating activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Operating Activities:
Operating Income	$10,718	$7,090
Depreciation	4,172	1,835
Amortization of intangible assets	1,381	9
Gain on sale of property and equipment	(1,139)	(1,124)
Changes in assets and liabilities	(15,649)	(820)
Non-consolidated entity distributions	4,393	3,400
Foreign exchange gain	92	229
Interest income (expense), net	(1,127)	(267)
Provision for income taxes	(3,953)	(3,599)
Net cash provided by (used in) operating activities	$(1,112)	$6,753

Capital expenditures	$(2,566)	$(4,194)

Cash flow from operating activities for the First Quarter 2010 decreased by $7.9 million compared to the same period in 2009 due primarily to the increased use of cash of $14.8 million for changes in assets and liabilities, offset by an increase of $3.6 million in operating income and $3.7 million in depreciation and amortization of intangible assets.

The changes in assets and liabilities decreased operating cash flow by $15.6 million in the First Quarter 2010. The components of this change are included in the consolidated statements of cash flow. The significant changes include:

•                  a $9.1 million increase in accounts receivable;

•                  a $3.3 million increase in accounts payable;

•                  billings in excess of costs and estimated earnings decreased by $0.6 million;

•                  costs and estimated earnings in excess of billings increased by $4.8 million;

•                  accrued expenses and other current liabilities increased by $0.7 million;

•                  inventory, prepaid expenses and other current assets increased by $6.9 million; and

•                  other long-term liabilities increased by $2.1 million.

The decrease in billings in excess of costs and estimated earnings was principally due to the timing of the billings on certain projects and the nature and type of projects.

As of March 31, 2010, accounts receivable represented 24.6% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. The increase in both accounts receivable and accounts payable as of March 31, 2010, are due primarily to the timing of our billings to clients and payments to our vendors related to various construction projects, as well as the addition of new acquisitions during the last quarter of 2009, offset by reduced revenues of our legacy business during the First Quarter 2010 compared to the same period in 2009.

Investing activities

We purchased property and equipment for $2.6 million during the First Quarter 2010 and $4.2 million during the same period in 2009. These purchases were principally for our construction activities. For the First Quarter 2010 purchases, we paid $2.6 million in cash and incurred no additional loan obligations. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we sold $1.1 million in short term investments during the First Quarter 2010. Our short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.

Financing activities

Financing activities required the use of $5.1 million of cash during the First Quarter 2010. Significant transactions using cash flows from financing activities included:

•                  Cash distributions of $2.0 million were paid to the former members of JCG during the First Quarter 2010. We provided this distribution to the former members of JCG, principally to allow them to pay their personal income tax liability stemming from the JCG profits prior to the December 2009 acquisition. This final distribution to the former members of JCG was made in accordance with the terms of the acquisition agreement.

•                  $1.6 million and $2.5 million in repayment of long-term debt during the First Quarter 2010 and 2009, respectively, based on scheduled maturities of such debt.

•                  $1.0 and $0.8 million was paid as dividends to our stockholders during the First Quarter 2010 and 2009, respectfully (representing a dividend of $0.025 per share).

•                  $3.1 million was collected for the conversion of 620,699 warrants to common stock during the First Quarter 2010.

Capital requirements

We believe that we will be able to support our ongoing working capital needs through cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities will be adequate to cover our operational and business needs for the next twelve months.

Common stock

On July 31, 2008, the Company completed the merger (“Merger”) of Rhapsody Acquisition Corp. (the Company’s former name) and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”).  The July 2008 merger agreement provided that the Former Primoris stockholders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestones for both 2009 and 2008.  As a result, 2,500,025 shares of common stock were issued to Former Primoris stockholders in March 2009 and 2,499,975 shares of common stock were issued to Former Primoris stockholders in March 2010.

As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into an aggregate of 8,185,278 shares of common stock.

As of March 31, 2010, there were 3,996,800 warrants outstanding to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company. During the first quarter 2010, a total of 620,699 warrants were exercised.

Credit agreements

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

The Lender has agreed to issue for our account letters of credit of up to $15.0 million, under Revolving Loan A. As of March 31, 2010 and December 31, 2009, total commercial letters of credit outstanding under this credit facility totaled $3,634 and $849, respectively. The principal amount of each of Revolving Loan A and Revolving Loan B will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Agreement, or (ii) the prime rate announced by the Lender plus an applicable margin as specified in the Agreement. The principal amount of any loan bearing interest at LIBOR plus an applicable margin may not be prepaid in whole or in part at any time. However, if any such loan is prepaid, we will be subject to certain prepayment penalties. There is no prepayment penalty for any loan bearing interest at the prime rate announced by the Lender plus an applicable margin.

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

All loans made by the Lender under the Agreement are secured by certain of our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement. The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements. The Company was in compliance with its restrictive covenants as of March 31, 2010.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5,565 under an amended credit agreement that expired on February 28, 2010.  Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

We enter into agreements with banks for the banks to issue letters of credit to clients or potential clients for two separate purposes as follows:

•                  Born Heaters Canada, one of our subsidiaries, has entered into contracts for the delivery of engineered equipment, which require letters of credit. These letters of credit may be drawn upon by the client in instances where Born Heaters Canada fails to provide the contracted services or equipment. Most of these letters of credit are for Canadian exports, of which 90% is guaranteed by the Economic Development Bank of Canada against “unfair” calling.

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

We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, as well as a property in Pasadena, Texas. During the First Quarter 2010 and 2009, we paid $221 and $190, respectively, in lease payments to SIGI for the use of these properties. Prior to the Merger, we also leased certain construction and transportation equipment from SIGI. This equipment was purchased from SIGI on the closing date of the Merger and the leases were terminated.

We leased an airplane from SIGI for business use. During the three months ended March 31, 2009, we paid $60 in lease payments to SIGI for the use of the airplane. This lease was terminated on March 31, 2009 when SIGI sold the plane.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. This lease was entered into on similar terms as negotiated with an independent third party. During the First Quarter 2010 and 2009, we paid $62 and $86, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until September 2010.

Contractual obligations

As of March 31, 2010, we had $42.3 million of outstanding debt and capital lease obligations, and $51.0 million of subordinated debt.

A summary of contractual obligations as of March 31, 2010 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$42,251	$10,428	$17,813	$14,010	$—
Interest on long-term debt	5,241	2,097	2,550	494	—
Subordinated debt	51,028	9,165	19.634	22,229	—
Interest on subordinated debt	8,909	2,656	4,762	1,491	—
Equipment operating leases	4,019	2,393	1,626	—	—
Real property leases	4,890	1,776	2,791	323	—
Real property leases—related parties	6,559	988	1,769	1,708	2,094
	$122,897	$29,603	$50,945	$40,255	$2,094
Stand-by letters of credit	$8,265	$3,474	$4,114	$677	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At March 31, 2010, we had letters of credit outstanding of $8.3 million.

•                  Equipment operating leases with a balance of $4.0 million at March 31, 2010.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2010 we had $767 million in outstanding bonds.

Backlog

In the industries in which we operate, backlog can be considered an indicator of potential future performance because it represents a portion of the future revenue stream. Different companies in our industry define backlog differently. We consider backlog as the anticipated revenue from the uncompleted portions of existing contracts. We calculate backlog differently for different types of contracts. For our fixed price and fixed unit price contracts, we include the full remaining portion of the contract in our calculation. We do not include unit-price, time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog, as their ultimate revenue amount is difficult to determine.

Any contract, including fixed price contracts, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically, we have no contractual right to the total revenues reflected in backlog. Projects may remain in backlog for extended periods of time, especially with the longer-term nature of the JCG heavy civil highway projects.

At March 31, 2010, our total backlog of $824.4 million increased $29.0 million, or 3.6%, from $795.4 million as of December 31, 2009. We expect that approximately $492.2 million, or 59.7%, of the total backlog at March 31, 2010, will be recognized as revenue during the remainder of 2010, with $340.0 million expected for the East Construction segment, $111.3 million for the West Construction segment and $40.9 million for the Engineering segment.

Backlog by operating segment at March 31, 2010 and December 31, 2009 was as follows:

			Restated (1)		As Reported
	March 31, 2010		December 31, 2009		December 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Thousands, except % amounts)
Segment:
East Construction Services	$536,445	65.1%	$572,545	74.8%	$572,545	72.0%
West Construction Services	222,859	27.0%	136,722	17.9%	166,822	21.0%
Engineering	65,105	7.9%	56,012	7.3%	56,012	7.0%
	$824,409	100.0%	$765,279	100.0%	$795,379	100.0%

(1)                      In July 2009, we announced demobilization of a construction project at Chevron Corp’s Richmond Refinery located on Contra Costa, California.  The project was performed under a contract from Praxair, Inc. At December 31, 2009, approximately $40 million was included in the backlog amount shown for West Construction Services segment.

In April 2010, the California Court of Appeals ruled that there were deficiencies in the Environment Impact Report for the project, and at the same time, Praxair, Inc. provided us with a notice of termination for the project.  In accordance with the terms of our contract, the project converted from a fixed price contract to a reimbursed cost plus margin contract.  Due to the termination, we adjusted our cost estimates for the contract and reduced the contingent amounts normally associated with fixed price contracts, which resulted in a reduction of approximately $30 million in our backlog amount as of December 31, 2009, as restated in the table above.  In the First Quarter 2010, we recognized revenues of $9.5 million and at March 31, 2010 have a remaining backlog amount of less than $1 million for this project.

In accordance with the terms of the contract, Praxair, Inc. has engaged a firm to perform an audit of some of the costs related to the project.  We do not anticipate that the results of the audit will have a material impact on our financial condition, results of operations and cash flows.

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the condensed consolidated balance sheets approximate fair value at March 31, 2010 and December 31, 2009 due to the generally short maturities of these items. At March 31, 2010, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

At March 31, 2010, all of our long-term debt was under fixed interest rates.

As of March 31, 2010, we had four derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enable us to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expire in April, June and September 2010. The related Canadian dollars purchased are one contract for $1.5 million CAD, two contracts for each $0.75 million CAD and one contract for $0.5 million CAD. The related gain or loss on these contracts is not significant at March 31, 2010. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time, we are subject to claims and legal proceedings arising out of our business. Our management believes that we have meritorious defenses to such claims. Although we are unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, our management believes that the outcome of these matters will not have a materially adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 14, 2009, we announced that we had acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd. (“Cravens Partners”), a Texas-based provider of civil and utility infrastructure construction services. Under the terms of the purchase agreement, and in addition to the consideration paid at closing, we agreed to pay the seller certain additional earn-out payments based on Cravens Partners’ attaining specified financial goals for the 3-year period 2009 to 2011.  On March 30, 2010, upon the achievement of a 2009 performance target, we issued to the seller 74,906 shares of Common Stock in earn-out consideration.  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

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

PRIMORIS SERVICES CORPORATION

Date: May 10, 2010	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer