Form 10-Q
period 2010-06-30
Primoris Services CORP
filed 2010-08-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     ..

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

As of August 5, 2010, 44,909,619 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$87,283	$90,004
Short term investments	33,000	30,058
Restricted cash	9,310	6,845
Accounts receivable, net	121,928	108,492
Costs and estimated earnings in excess of billings	22,091	11,378
Inventory	19,922	22,275
Deferred tax assets	5,630	5,630
Prepaid expenses and other current assets	12,375	5,501
Current assets from discontinued operations	—	5,304
Total current assets	311,539	285,487
Property and equipment, net	97,269	92,568
Investment in non-consolidated entities	3,133	5,599
Intangible assets, net	29,818	32,695
Goodwill	59,678	59,678
Total assets	$501,437	$476,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,392	$62,568
Billings in excess of costs and estimated earnings	117,572	114,035
Accrued expenses and other current liabilities	37,819	34,992
Distributions and dividends payable	1,107	2,987
Current portion of long-term debt	9,694	6,482
Current portion of capital leases	3,537	4,220
Current portion of subordinated debt	10,575	10,397
Current liabilities of discontinued operations	733	6,511
Total current liabilities	245,429	242,192
Long-term debt, net of current portion	39,922	26,368
Long-term capital leases, net of current portion	6,512	7,734
Long-term subordinated debt, net of current portion	35,758	43,853
Deferred tax liabilities	2,643	2,643
Contingent earnout liabilities	9,910	9,278
Other long-term liabilities	1,354	—
Total liabilities	341,528	332,068
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding at June 30, 2010 and 81,852.78 at December 31, 2009	—	—
Common stock—$.0001 par value, 90,000,000 shares authorized, 44,238,611 and 32,704,903 issued and outstanding at June 30, 2010 and December 31, 2009	4	3
Additional paid-in capital	105,348	100,644
Retained earnings	54,557	42,982
Accumulated other comprehensive income	—	330
Total stockholders’ equity	159,909	143,959
Total liabilities and stockholders’ equity	$501,437	$476,027

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$203,187	$119,610	$378,169	$243,160
Cost of revenues	176,551	98,867	327,060	207,911
Gross profit	26,636	20,743	51,109	35,249
Selling, general and administrative expenses	15,823	8,143	29,269	15,559
Operating income	10,813	12,600	21,840	19,690
Other income (expense):
Income from non-consolidated entities	1,756	1,736	2,724	3,903
Foreign exchange gain (loss)	94	(26)	186	203
Other expense	(322)	—	(631)	—
Interest income	153	205	333	464
Interest expense	(1,220)	(539)	(2,527)	(1,065)

Income from continuing operations, before provision for income taxes	11,274	13,976	21,925	23,195
Provision for taxes	(4,187)	(5,355)	(8,140)	(8,954)
Income from continuing operations	7,087	8,621	13,785	14,241
Loss on discontinued operations, net of income taxes	—	(41)	—	(21)
Net income	$7,087	$8,580	$13,785	$14,220

Earnings per share:
Basic:
Income from continuing operations	$0.16	$0.26	$0.36	$0.45
Income on discontinued operations	$—	$—	$—	$—
Net income	$0.16	$0.26	$0.36	$0.45
Diluted:
Income from continuing operations	$0.16	$0.26	$0.30	$0.44
Income on discontinued operations	$—	$—	$—	$—
Net income	$0.16	$0.26	$0.30	$0.44
Weighted average common shares outstanding:
Basic	43,163	32,477	38,210	31,303
Diluted	45,407	32,835	45,451	32,477

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accum. Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc.	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959
Net income	—	—	—	—	—	6,698	—	6,698
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	390	—	—	390
Additional contingent stock issued for the purchase of Cravens Services, Inc.	74,906	—	—	—	600	—	—	600
Dividends — common	—	—	—	—	—	(898)	—	(898)
Dividends — preferred	—	—	—	—	—	(205)	—	(205)
Foreign currency hedge effect	—	—	—	—	—	—	(178)	(178)
Warrant exercises	620,699	—	—	—	3,104	—	—	3,104
Balance, March 31, 2010	35,900,483	$3	81,852.78	$—	$104,738	$48,577	$152	$153,470
Net income	—	—	—	—	—	7,087	—	7,087
Cancelled shares — foreign manager — sale of discontinued operations	(49,080)	—	—	—	(400)	—	—	(400)
Conversion of JCG preferred stock to common stock	8,185,278	1	(81,852.78)	—	—	—	—	1
Dividends — common	—	—	—	—	—	(1,107)	—	(1,107)
Foreign currency hedge effect	—	—	—	—	—	—	(152)	(152)
Warrant exercises	201,930	—	—	—	1,010	—	—	1,010
Balance, June 30, 2010	44,238,611	$4	—	$—	$105,348	$54,557	$—	$159,909

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,785	$14,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,303	3,862
Amortization of intangible assets	2,877	18
Gain on sale of property and equipment	(1,228)	(1,499)
Income from non-consolidated entities	(2,724)	(3,903)
Non-consolidated entity distributions	5,190	3,400
Loss on discontinued operations	—	(21)
Changes in assets and liabilities:
Restricted cash	(2,465)	230
Accounts receivable	(13,436)	(4,859)
Costs and estimated earnings in excess of billings	(10,713)	5,118
Inventory, prepaid expenses and other current assets	(4,851)	31
Accounts payable	1,824	(5,817)
Billings in excess of costs and estimated earnings	3,537	(5,139)
Accrued expenses and other current liabilities	3,068	(1,976)
Contingent earnout liabilities	631	—
Other long-term liabilities	1,354	—
Net cash provided by operating activities	5,152	3,665
Cash flows from investing activities:
Purchase of property and equipment	(13,789)	(3,058)
Proceeds from sale of property and equipment	2,013	1,652
Purchase of short-term investments	(2,942)	(55)
Advances to non-consolidated entities	—	(1,036)
Net cash used in investing activities	(14,718)	(2,497)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	—
Repayment of long-term debt	(3,234)	(3,956)
Repayment of capital leases	(1,905)	(957)
Repayment of subordinated debt	(7,166)	—
Proceeds from exercise of warrants for the issuance of common stock	4,114	—
Repurchase of warrants	—	(93)
Dividends paid	(2,124)	(1,561)
Cash distributions to selling stockholders	(1,966)	(4,947)
Net cash provided (used) in financing activities	7,719	(11,514)
Cash flows from discontinued operations:
Operating activities	(874)	(3,281)
Net cash provided (used) in discontinued operations	(874)	(3,281)
Net change in cash and cash equivalents	(2,721)	(13,627)
Cash and cash equivalents at beginning of the period	90,004	72,848
Cash and cash equivalents at end of the period	$87,283	$59,221

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash paid during the period for:
Interest	$2,527	$1,065
Income taxes	$7,688	$11,100

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Non-cash activities:
Accrued dividends	$1,107	$812

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations— Primoris Services Corporation, a Delaware corporation (“Primoris”, the “Company”, “we”, “us” or “our”), and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., James Construction Group, LLC (“JCG”), Cravens Services, Inc. (“Cravens”), Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P. and Stellaris, LLC, collectively, are engaged in various construction and product engineering activities.

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

Corporate headquarters for the Company are located in Lake Forest, California.

Note 2—Basis of Presentation

Interim Consolidated Financial Statements—The interim condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Second Quarter 2010 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 11, 2010, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2009.

The interim financial information for the three-month and six-month periods ended June 30, 2010 and 2009 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in this Second Quarter 2010 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Certain amounts in prior periods have been reclassified in order to conform to the present period financial statement presentation.  Specifically, the prior period financial information was revised to conform to our current presentation of continuing and discontinued operations (see Note 10, “Discontinued Operations”).

Revenue recognition—A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all fixed-price contracts. Under the percentage-of-completion method, estimated contract revenue and resulting income is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs are impacted by changes in productivity, scheduling, the cost of labor, subcontracts, materials and equipment and other unforeseen events. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost determines a loss on a contract, the projected loss is recognized in full.

The caption “Costs and estimated earnings in excess of billings” represents the excess of contract revenues from fixed-priced contracts recognized under the percentage-of-completion method over billings to date. For those fixed-priced contracts in which billings exceed contract revenues recognized to date, excesses are included in the caption “Billings in excess of costs and estimated earnings”.

Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

In accordance with the terms of our contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be received in the following operating cycle, which is typically within a year.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (an update to ASC Topic 820 “Fair Value Measurements and Disclosures”).   ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required.  As of January 1, 2010, the Company adopted this accounting standard update, which did not result in a material impact on our financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to an accounting standard for ASC Topic 810 “Consolidation”, (formerly referred to as “Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”)) which sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the activities that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  The accounting standard became effective January 1, 2010.  The adoption of this amendment did not result in a material impact on our financial statements.

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

The following table presents, using the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2010:
Cash and cash equivalents	$87,283	$87,283	—	—
Short-term investments	$33,000	$33,000	—	—
Assets as of December 31, 2009:
Cash and cash equivalents	$90,004	$90,004	—	—
Short-term investments	$30,058	$30,058	—	—
Other assets — hedge contracts	$266	—	$266	—

In addition to the assets listed in the table, other short-term financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial assets and liabilities generally approximate fair market value based on their short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable as of the dates shown:

	June 30, 2010	December 31, 2009

Contracts receivable, net of allowance for doubtful accounts of $200 for June 30, 2010 and for December 31, 2009	$105,021	$82,254
Retention	15,560	25,907
	120,581	108,161
Due from affiliates	1	—
Other accounts receivable	1,346	331
	$121,928	$108,492

Amounts “due from affiliates” primarily relate to receivables from related parties (see Note 7, “Equity Method Investments” and Note 14, “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $362 and $5,611 for the three months, and $1,288 and $11,319 for the six months ended June 30, 2010 and 2009, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	June 30, 2010	December 31, 2009

Costs incurred on uncompleted contracts	$1,741,409	$2,036,251
Provision for estimated loss on uncompleted contracts	539	332
Gross profit recognized	164,044	201,254
	1,905,992	2,237,837
Less: billings to date	(2,001,473)	(2,340,494)
	$(95,481)	$(102,657)

This net amount is included in the accompanying condensed consolidated balance sheet under the following captions:

	June 30, 2010	December 31, 2009

Costs and estimated earnings in excess of billings	$22,091	$11,378
Billings in excess of costs and estimated earnings	(117,572)	(114,035)
	$(95,481)	$(102,657)

Note 7—Equity Method Investments

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the venture and accounts for its investment in OMPP using the equity method. ARB acts as one of OMPP’s primary subcontractors. As of June 30, 2010, ARB had total project contracts with OMPP amounting to $49,019, which are essentially complete.  ARB recognized $83 in related party revenues in the six months ended June 30, 2010 and

$10,384 in the six months ended June 30, 2009. These revenues are included in the contract revenues earned from related parties as stated in Note 5, “Accounts Receivable”. The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2010	December 31, 2009

OMPP—Joint Venture
Balance sheet data
Assets	$350	$9,176
Liabilities	238	1,493
Net assets	$112	$7,683
Company’s equity investment in venture	$67	$4,610

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009

Earnings data:
Revenue	$—	$34,494	$—	$78,386
Gross profit	$—	$4,473	$—	$15,558
Earnings before taxes	$—	$4,475	$—	$15,563
Company’s equity in earnings	$—	$2,700	$—	$5,085

OMPP distributed $7,571 to its equity holders during the six months ended June 30, 2010, of which the Company’s share, as calculated under the joint venture agreement, was $4,543.  For the six months ended June 30, 2009, OMPP distributed $8,500, of which the Company’s share was $3,400. The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of each partner’s share as determined at the completion of the underlying contract.

All Day Electric

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.  ARB recognized $1,205 in related party revenues in the six months ended June 30, 2010 and $234 in the six months ended June 30, 2009.  The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2010	December 31, 2009

All Day Electric
Balance sheet data
Assets	$3,983	$5,661
Liabilities	3,371	4,615
Net assets	$612	$1,046
Company’s equity investment in venture	$300	$513

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009

Earnings data:
Revenue	$4,003	$2,299	$6,906	$3,270
Gross profit	$243	$456	$139	$584
Net income	$(24)	$147	$(434)	$(298)
Company’s equity in earnings	$(11)	$72	$(213)	$(146)

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana. Bernard distributed $3,177 to its equity holders during the six months ended June 30, 2010, of which the Company’s share, as calculated under the joint venture agreement, was $648.  The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2010	December 31, 2009

St. — Bernard Levee Partners
Balance sheet data
Assets	$47,326	$3,149
Liabilities	36,896	1,966
Net assets	$10,430	$1,183
Company’s equity investment in venture	$2,735	$378

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009

Earnings data:
Revenue	$65,892	$—	$108,022	$—
Gross profit	$7,562	$—	$12,417	$—
Earnings before taxes	$7,562	$—	$12,417	$—
Company’s equity in earnings	$1,836	$—	$3,005	$—

Note 8 — Business Combinations

The December 18, 2009 acquisition of JCG was accounted using the acquisition method of accounting. The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of December 18, 2009, amounted to $133,190.

As part of the acquisition, the Company will issue $10,000 in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  As discussed in Note 13 — “Other Liabilities”, the estimated fair value of this contingency was $8,190 and $8,821 as of December 31, 2009 and June 30, 2010, respectively.

There have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the six months ended June 30, 2010.  The Company has engaged outside experts to assist in the evaluation of the estimated fair value of certain acquired casualty and health insurance liabilities acquired.  The Company expects to receive the consultant study and to complete our final determination of the estimated fair value of these liabilities prior to the end of 2010.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2009

The following pro forma information for the three and six months ended June 30, 2009 presents the results of operations as if the JCG acquisition had occurred at the beginning of 2009. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•                  the pro forma impact of interest expense on the $53,500 subordinated promissory note;

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

	Three months ended June 30, 2009	Six months ended June 30, 2009

Revenues	$210,217	$427,510
Income from continuing operations, before provision for income taxes	$16,405	$29,978
Income from continuing operations	$10,083	$18,324
Net income	$10,042	$18,303

Weighted average common shares outstanding:
Basic — (1)	39,473	38,299
Diluted — (1)	41,020	40,662

Earnings per share:
Basic — income from continuing operations	$0.26	$0.48
Basic — net income	$0.25	$0.48
Diluted — income from continuing operations	$0.25	$0.45
Diluted — net income	$0.24	$0.45

(1)                                 The adjustment to weighted average shares outstanding reflects the conversion of the Preferred Stock issued as part of the acquisition consideration (see Note 17 — “Stockholders’ Equity”), as if such shares were converted into 8,185 shares of common stock, at a conversion rate of 100 common shares per share.  On April 12, 2010, the Preferred Stock was converted into common stock.

The adjustment to weighted average shares outstanding excludes the potential impact of the Earnout Shares that may be issued contingent upon meeting a certain financial target at the end of 2010.  Pro forma basic shares outstanding included a total of 8,185 shares, less 1,190 Escrow Shares, totaling 6,995 shares of common stock.  Shares included in pro forma diluted shares outstanding represent the 8,185 shares of common stock.

Note 9—Intangible Assets

At June 30, 2010 and December 31, 2009, intangible assets totaled $29,818 and $32,695, respectively, net of amortization.  The following table summarizes the intangible asset categories, average amortization periods, which are generally on a straight-line basis, and the fair value, as follows:

	Amortization		June 30,	December 31,
	Period		2010	2009
Tradename	5 to 10 years		$14,948	$15,785
Non-compete agreements	5 years		$4,858	$5,403
Customer relationships	5 to 10 years		$6,428	$6,793
Backlog	0.75 to 2.25 years		$3,584	$4,714
		Total	$29,818	$32,695

Amortization expense on intangible assets was $1,496 and $9 for the three months ended June 30, 2010 and 2009, respectively, and amortization expense for the six months ended June 30, 2010 and 2009 was $2,877 and $18, respectively. Estimated amortization expense for intangible assets as of June 30, 2010 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2010 (remaining six months)	$2,801
2011	5,544
2012	3,873
2013	3,455
2014	3,360
Thereafter	10,785
$29,818

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

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1,000 of remaining liabilities of the business, and the buyer agreed to acquire the business for $700, which was comprised of $400 in Primoris common stock owned by the buyer and an interest free $300 note payable, due on February 19, 2011.  The buyer also agreed to provide an indemnification to the Company for any remaining liabilities. The sale was completed in March 2010.  The $400 in Primoris common stock was cancelled when received by the Company during the second quarter 2010.  The sale of the Ecuador business had no material impact to the Company.

At June 30, 2010, the balance sheet reflects a net liability of $733 for potential remaining liabilities under this agreement.

Note 11—Accounts Payable and Accrued Liabilities

At June 30, 2010 and December 31, 2009, accounts payable includes retentions of approximately $12,333 and $12,616, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2010	December 31, 2009

Payroll and related employee benefits	$22,346	$18,321
Insurance, including self-insurance reserves	9,957	11,245
Provision for estimated losses on uncompleted contracts	539	332
Sales and other taxes	115	640
Accrued leases and rents	241	262
Other	4,621	4,192
	$37,819	$34,992

Note 12—Credit Arrangements

Credit Agreements.  On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000. Under the Agreement, the Lender provides two revolving loans to us:

•                  a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 28, 2012; and

•                  a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 27, 2010.

The Lender agreed to issue letters of credit up to $15,000, under Revolving Loan A.  At June 30, 2010 and December 31, 2009, total commercial letters of credit outstanding under this credit facility totaled $4,338 and $850, respectively.  There were no other borrowings under these two lines during the six months ended June 30, 2010, leaving available borrowing capacity under Revolving Loan A at $15,662 and $15,000 for Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with its restrictive covenants as of June 30, 2010.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to $10,000 in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2010, total commercial letters of credit outstanding under this credit facility totaled $5,463 in Canadian dollars, and $5,543 in Canadian dollars at December 31, 2009.  As of June 30, 2010, there was $4,537 in Canadian dollars available for additional letters of credit under this credit facility.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5,600 under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

Equipment Loans.  On June 25, 2010, we entered into a loan for the financing of existing equipment for the total aggregate amount of $10,000 and paid a loan commitment fee of 0.5%.  This loan is secured by certain construction and automotive equipment and is payable in equal monthly installments over a five year period. The principal amount of the loan bears interest at 4.12% per annum and may be prepaid after one year, subject to certain prepayment penalties, and after three years without penalty.

Under a master loan agreement dated August 2009, we executed an equipment note on June 25, 2010 for an aggregate amount of $10,000.  This note is secured by certain existing construction and automotive equipment and is payable in equal monthly installments over a seven year period. The principal amount of this note bears interest at 4.71% per annum.

Subordinated Promissory Note.  In connection with the acquisition of JCG, the Company executed an unsecured Promissory Note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the Promissory Note bears interest at an annual rate equal to 5%.  For months 10 through 18, the Promissory Note will bear interest at an annual rate of 7%.  For the months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be payable in cash on an amortizing basis over 60 monthly payments.  The Promissory Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The Promissory Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing, receives warrant exercise proceeds or obtains proceeds under certain new indebtedness. As long as more than $10,000 is outstanding under the Promissory Note, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. As of June 30, 2010, a total of $46,333 was outstanding on the Promissory Note.  The Company made prepayments of the Promissory Note in the amounts of $2,328 in April 2010 and $757 in July 2010, after receiving warrant exercise proceeds for the issuance of common stock during each prior quarter.

Note 13 — Contingent Earnout Liabilities

Contingent earnout liabilities consist of following amounts resulting from our acquisitions of JCG and Cravens in the fourth quarter of 2009.

As part of the December 2009 JCG acquisition agreement, the Company will issue $10,000 in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  The number of shares are calculated by dividing $10,000 by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  Upon meeting the contingency target, the shares of common stock are to be issued at the time the Company’s audited financials are available, but in no event later than April 15, 2011.  At December 31, 2009, the estimated fair value of the contingent consideration was established at $8,190.  The estimated fair value as of June 30, 2010 was valued at $8,821. The $631 change in the fair value was a non-cash charge to other expense.

In October 2009, the Company acquired the assets of Cravens Partners, Ltd., a Texas-based provider of civil and utility infrastructure construction services.  The Cravens acquisition included potential consideration for an additional $2,000 in common stock and $500 in cash to the sellers, contingent upon meeting specific operating performance targets for the years 2009, 2010 and 2011.  At December 31, 2009, the estimated fair value of the contingent consideration was established at $1,839 of which, $750 was current as of December 31, 2009.  Upon meeting the 2009 performance target, the Company paid $150 and issued 74.9 shares of common stock in March 2010 with a value of $600.  There was no change to the estimated fair value of $1,089 at June 30, 2010 for the remaining earnout consideration.

Note 14—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, one of our largest stockholders and our Chief Executive Officer, President and Chairman of the Board of Directors, also holds a majority interest in SIGI and is the chairman and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California and in Pasadena, Texas. During the six months ended June 30, 2010 and 2009, the Company paid $444 and $394, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager at our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the six months ended June 30, 2010 and 2009, Primoris paid $130 and $171, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until December 31, 2014.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  ARB, a subsidiary of the Company, recognized $83 and $10,384 in related party revenues during the six months ended June 30, 2010 and 2009, respectively, on the OMPP joint venture.  ARB also recognized $1,205 and $234 in related party revenues during the six months ended June 30, 2010 and 2009, respectively, from the All Day joint venture.  See Note 7—Equity Method Investments.

Note 15—Income Taxes

The effective tax rate for both the three and six months ended June 30, 2010 was 37.1%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes and the “Domestic Production Activity Deduction”.

To determine its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which the Company is subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.

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

Note 16—Dividends and Earnings Per Share

The Company has declared cash dividends on two occasions during 2010.  On March 4, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of March 31, 2010 and to holders of shares of the Company’s Series A Non-Voting Contingent Convertible Preferred stock (“Preferred Stock”) issued in connection with the December 18, 2009 acquisition of JCG.  On May 11, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of June 30, 2010.  On April 12, 2010, the Preferred Stock was converted to common stock and was therefore included as common stock outstanding as of June 30, 2010.  The March 31, 2010 dividend, totaling $1,102, was paid on April 15, 2010 and the June 30, 2010 dividend, totaling $1,107, was paid on July 15, 2010.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Numerator:
Net income	$7,087	$8,580	$13,785	$14,220
Denominator:
Weighted average shares for computation of basic earnings per share	43,163	32,477	38,210	31,303

Dilutive effect of warrants and units	1,165	358	1,431	—

Dilutive effect of contingently issuable shares (1) (2)	—	—	1,197	1,174

Dilutive effect of conversion of Preferred Stock (3)	1,079	—	4,613	—

Weighted average shares for computation of diluted earnings per share	45,407	32,835	45,451	32,477

Basic earnings per share	$0.16	$0.26	$0.36	$0.45

Diluted earnings per share	$0.16	$0.26	$0.30	$0.44

(1)         Represents the effect of 5,000 shares of the Company’s common stock issued when certain financial targets were met in 2008 and 2009 under the merger agreement between Rhapsody Acquisition Corp. (the Company’s former name) and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”).

(2)         Includes the effect of 74.9 shares of common stock that were issued as part of the acquisition of Cravens.  The shares were issued in March 2010 upon meeting a defined performance target in 2009.

(3)         Represents the effect of 8,185 shares of common stock that were approved for issuance at a special meeting of the stockholders held on April 12, 2010.  The stockholders approved the issuance of shares of common stock to the holders of 81.8 shares of Preferred Stock and approved the conversion of the Preferred Stock to 8,185 shares of common stock.

Note 17—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81.8 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81.8 shares of Preferred Stock into 8,185 shares of common stock.  There are no shares of Preferred Stock outstanding at June 30, 2010.

Warrants — As of June 30, 2010, there were 3,795 warrants outstanding to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010 (“Warrant”), unless earlier redeemed by the Company. During the six months ended June 30, 2010, a total of 822.6 Warrants were exercised.

Unit Purchase Options — As of June 30, 2010, the Company has 450 Unit Purchase Options (“UPO”) outstanding.  Each UPO includes the right to purchase a Unit at $8.80 per share, and such Unit is comprised of one share of common stock and one Warrant.  The UPO expires on October 2, 2011.  The Warrants expire on October 2, 2010, including the Warrants that are included as part of the UPO.

Note 18—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities.

Certain of these leases are with entities related through common ownership by stockholders, officers, and directors of the Company. The leases are classified as operating leases in accordance with ASC Topic 840-”Leases”.

Total lease expense during the three and six months ended June 30, 2010 amounted to $2,397 and $4,936, respectively, including amounts paid to related parties of $291 and $574, respectively.  Total lease expense during the three and six months ended June 30, 2009 amounted to $1,551 and $3,266, including amounts paid to related parties of $289 and $565, respectively.

Letters of credit—At June 30, 2010, the Company had letters of credit outstanding of $9,614 and at December 31, 2009, the Company had letters of credit outstanding of $11,989.  The outstanding amounts included the U.S. dollar equivalent for letters of credit issued in Canadian dollars.

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

Bonding—As of June 30, 2010 and December 31, 2009, the Company had bid and completion bonds issued and outstanding totaling approximately $812,474 and $773,762, respectively.

Note 19—Reportable Operating Segments

Prior to January 1, 2010, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and changes in our management structure, the Company changed the reportable operating segments on January 1, 2010, by splitting the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the new segments. The three new segments are East Construction Services, West Construction Services and Engineering.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical and Cravens.

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB, ARB Structures, Inc. and Stellaris, LLC.

The Engineering segment remains unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.

In the following tables, all intersegment revenues and gross profit have been eliminated, which were immaterial.

Segment Revenues

Revenue by segment for the three months ended June 30, 2010 and 2009 were as follows:

	For the three months ended June 30,
	2010		2009
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$120,471	59.3%	$13,459	11.3%
West Construction Services	69,821	34.4%	92,788	77.6%
Engineering	12,895	6.3%	13,363	11.1%
Total	$203,187	100.0%	$119,610	100.0%

Revenue by segment for the six months ended June 30, 2010 and 2009 were as follows:

	For the six months ended June 30,
	2010		2009
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$224,707	59.4%	$28,198	11.6%
West Construction Services	129,708	34.3%	182,832	75.2%
Engineering	23,754	6.3%	32,130	13.2%
Total	$378,169	100.0%	$243,160	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2010 and 2009 were as follows:

	For the three months ended June 30,
	2010		2009
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$13,593	11.3%	$1,348	10.0%
West Construction Services	10,181	14.6%	18,128	19.5%
Engineering	2,862	22.2%	1,267	9.5%
Total	$26,636	13.1%	$20,743	17.3%

Gross profit by segment for the six months ended June 30, 2010 and 2009 were as follows:

	For the six months ended June 30,
	2010		2009
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$23,214	10.3%	$3,058	10.8%
West Construction Services	22,392	17.3%	29,215	16.0%
Engineering	5,503	23.2%	2,976	9.3%
Total	$51,109	13.5%	$35,249	14.5%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2010 and at December 31, 2009.

Segment	June 30, 2010	December 31, 2009

East Construction Services	$57,237	$57,237
West Construction Services	—	—
Engineering	2,441	2,441
Total	$59,678	$59,678

Geographic Region — Revenues and Total Assets

Revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site:

	Revenues
	For the six months ended June 30,
	2010		2009		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2010	December 31, 2009

United States	$365,692	96.7%	$230,826	94.9%	$491,423	$465,025
Non-United States	12,477	3.3	12,334	5.1	10,014	11,002
Total	$378,169	100.0%	$243,160	100.0%	$501,437	$476,027

Note 20—Subsequent Event

On July 1, 2010, the Company completed the acquisition of a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”). Pursuant to the terms of the Membership Interest Purchase Agreement, dated July 1, 2010, by and among us, WesPac and Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company and the sole limited liability company member of WesPac prior to the closing, we acquired 50% of the issued and outstanding limited liability company membership interests of WesPac for total cash consideration of $18,065. Kealine will hold the remaining 50% membership interest in WesPac.  Immediately following the closing, WesPac distributed $4,900 to Kealine. We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac will require unanimous approval from a management committee equally represented by us and Kealine.

Founded in 1998 and based in Irvine, California, WesPac develops pipeline and terminal projects in the United States, Canada and Mexico, providing long-term economic solutions for its customers and partners by building, expanding or enhancing infrastructure in the areas of pipeline transportation and storage inefficiencies. To date, WesPac has successfully developed, financed and brought to completion several such projects.  The Company believes the interest in WesPac will broaden our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“Second Quarter 2010 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2010 Report. You should read this Second Quarter 2010 Report, our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this Second Quarter 2010 Report.

Introduction

Primoris Services Corporation is a holding company with various subsidiaries that cumulatively form a diversified construction company providing a wide range of construction and product engineering services.  These services include fabrication, maintenance, replacement and other services to major public utilities, petrochemical companies, energy companies, municipalities and other customers.  Our activities are performed primarily in the Southeast and Southwest United States, primarily in Louisiana and California, with strategic presences in Florida, Texas and Canada.

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

Through our acquisition of James Construction Group, LLC (“JCG”) in December 2009, we provide services in heavy civil construction projects, including highway and bridge construction, concrete paving, levee construction, airport runway and taxiway construction and marine facility construction. JCG’s infrastructure and maintenance division provides large earthwork and site development, landfill construction, site remediation and mining support services. JCG’s industrial division, with a client base comprised primarily of private industrial companies, provides all phases of civil and structural construction, mechanical equipment erection, process pipe installation and boiler, furnace and heater installation and repair.

Through our subsidiary Onquest, Inc. (“Onquest”), we provide product engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities primarily in Florida.

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available, free of charge through our Internet Web site, as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630, and our telephone number is (949) 598-9242. Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this Second Quarter 2010 Report.

We provide services in three segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

In prior periods, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and changes in the management structure, the Company changed the reportable operating segments on January 1, 2010, by splitting the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the two new segments. The three segments are outlined as follows:

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

•                 General construction and construction management of facilities and plants dedicated to water treatment, water reclamation and wastewater treatment and related systems; and

•                 Providing installation and maintenance of infrastructure projects.

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

•                 Furnishing turn-key project management with technical expertise and the ability to deliver custom product engineering solutions worldwide.

The following table provides the historical revenues for the previously reported quarters for 2009 into the three new operating segments.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
Segment:	2009	2009	2009	2009	2009
	(Thousands)
East Construction Services	$14,739	$13,459	$13,830	$26,987	$69,015
West Construction Services	90,044	92,788	80,933	76,456	340,221
Engineering	18,767	13,363	11,848	13,796	57,774
	$123,550	$119,610	$106,611	$117,239	$467,010

Material trends and uncertainties

We generate our revenue from both large and small construction and product engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past few years, we have benefited from demand for more efficient and more environmentally friendly energy and power facilities and from the strength of the oil and gas industry.

The current macroeconomic issues, including those in the financial markets, will likely impact our future results. While we currently have adequate backlog and projects to bid, we are uncertain as to how the current global financial issues will impact our clients.  Economic factors outside of our control may affect the number and size of contracts awarded to us in any particular period.

Seasonality and cyclicality

Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients’ budget cycles have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter.  Absent the awarding of a large project, the combination of weather and budget cycles suggest that revenues tend to be lowest in the first quarter of the year.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$203,187	100.0%	$119,610	100.0%
Gross profit	26,636	13.1%	20,743	17.3%
Selling, general and administrative expense	15,823	7.8%	8,143	6.8%
Operating income	10,813	5.3%	12,600	10.5%
Other income (expense)	461	0.2%	1,376	1.2%
Income before income taxes	11,274	5.5%	13,976	11.7%
Income tax provision	(4,187)	(2.0)%	(5,355)	(4.5)%
Net income from continuing operations	$7,087	3.5%	$8,621	7.2%
Profit from discontinued operations	—	—	(41)	—%
Net income	$7,087	3.5%	$8,580	7.2%
Earnings per share:
Basic:
Income from continuing operations	$0.16		$0.27
Income on discontinued operations	$—		$(0.01)
Net Income	$0.16		$0.26

Diluted:
Income from continuing operations	$0.16		$0.26
Income on discontinued operations	$—		$—
Net Income	$0.16		$0.26

Weighted average common shares outstanding
Basic	43,163		32,477
Diluted	45,407		32,835

Revenues, gross profit, operating income and net income for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010		2009
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$378,169	100.0%	$243,160	100.0%
Gross profit	51,109	13.5%	35,249	14.5%
Selling, general and administrative expense	29,269	7.7%	15,559	6.4%
Operating income	21,840	5.8%	19,690	8.1%
Other income (expense)	85	—%	3,505	1.4%
Income before income taxes	21,925	5.8%	23,195	9.5%
Income tax provision	(8,140)	(2.2)%	(8,954)	(3.7)%
Net income from continuing operations	$13,785	3.6%	$14,241	5.9%
Profit from discontinued operations	—		(21)	(0.1)%
Net income	$13,785	3.6%	$14,220	5.8%
Earnings per share:
Basic:
Income from continuing operations	$0.36		$0.45
Income on discontinued operations	$—		$—
Net Income	$0.36		$0.45

Diluted:
Income from continuing operations	$0.30		$0.44
Income on discontinued operations	$—		$—
Net Income	$0.30		$0.44

Weighted average common shares outstanding
Basic	38,210		31,303
Diluted	45,451		32,477

Revenue for the three months ended June 30, 2010 (“Second Quarter 2010”) and the six months ended June 30, 2010 was $203.2 million and $378.2 million, respectively, an increase of $83.6 million and $135.0 million, or 69.9% and 55.6%, respectively, compared to the same periods in 2009.   The increase in revenues was due primarily to the addition of new businesses in late 2009, which contributed $112.9 million in revenues for the Second Quarter 2010 and $208.9 million for the six months ended June 30, 2010 .  Excluding the impact of the new businesses, revenues for the Second Quarter 2010 and the six months ended June 30, 2010 declined by $29.3 million and $73.9 million, respectively, compared to the same period a year ago.  The decreased revenues were across all business lines, but especially in pipeline and industrial projects in the West Construction segment, reflecting the slowdown in project awards in 2009.

Gross profit increased by $5.9 million, or 28.5%, and increased by $15.9 million, or 45.2%, for the three and six months ended June 30, 2010 compared to the same periods in 2009.  This was due primarily to a $12.8 million and $21.5 million profit contribution of our recent acquisitions in the East Construction Services segment for the three and six months ended June 30, 2010, respectively, and the successful close out of pipeline and industrial projects in the West Construction segment compared to the first quarter of 2009.

Gross profit as a percent of revenues decreased to 13.1% and 13.5% during the three and six months ended June 30, 2010, respectively, compared to 17.3% and 14.5% in the same periods of 2009, respectively. The margins were primarily impacted by lower utilization of equipment and manpower in the West Construction segment and lower margins in the legacy companies for the East Construction segment.

Geographic areas financial information

Revenue by geographic area for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$365,692	96.7%	$230,826	94.9%
Non—United States	12,477	3.3%	12,334	5.1%
Total revenues	$378,169	100.0%	$243,160	100.0%

Note that revenue is attributed to the countries based on our reporting entity that records the transaction, rather than the geographic location of the client or job site.

Segment results

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$120,471		$13,459
Gross profit	13,593	11.3%	1,348	10.0%

	Six Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$224,707		$28,198
Gross profit	23,214	10.3%	3,058	10.8%

Revenue for the East Construction Services segment increased by $107.0 million and $196.5 million, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009.  This increase was due to the addition of $112.9 million and $208.9 million in revenues attributable to the 2009 additions of JCG and Cravens in the fourth quarter 2009, which was partially offset by $5.9 million and $12.4 million decrease in revenue for the three and six month periods ended June 30, 2010, primarily as a result of reduced revenues on water and wastewater projects.

Gross profit for the East Construction Services segment increased by $12.2 million and $20.2 million for the three and six months ended June 30, 2010, respectively, primarily as a result of the $12.2 million and $20.8 million gross margin contribution from the JCG acquisition compared to those of the water and wastewater projects in the same periods in 2009, respectively.  Included in the gross profit amount is intangible amortization expense related to the JCG acquisition of $1.1 million.

Gross profit as a percent of revenues increased to 11.3% during the three months ended June 30, 2010 from 10.0% in the prior year quarter, reflecting the increased margin percentages realized on JCG projects.  For the six months ended June 30, 2010, gross profit as a percent of revenues decreased to 10.3% compared to 10.8% in the same period in the prior year due to the typically lower margin percentages on JGC’s heavy civil projects in the wet winter months during primarily the first quarter of 2010.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$69,821		$92,788
Gross profit	10,181	14.6%	18,128	19.5%

	Six Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$129,708		$182,832
Gross profit	22,392	17.3%	29,215	16.0%

Revenue for the West Construction Services segment decreased by $23.0 million, or 24.8%, and 53.1 million, or 29.1%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. This decrease was primarily due to a decline in project revenues from power plant, oil and gas pipelines and parking structure projects.

Gross profit for the West Construction Services decreased by $7.9 million, or 43.8%, for the three months ended June 30, 2010 primarily as a result of lower business volume resulting in a decline in gross profit of $3.9 million and profit declines related to power plant and pipeline projects because of high profit margins in the same period of 2009.  Gross profit for the six months ended June 30, 2010 decreased by $6.8 million, or 23.4%, compared to the same period in 2009.  This decrease was due to lower equipment and manpower utilization, primarily in the first quarter of 2010.

Gross profit as a percent of revenues decreased to 14.6% during the three months ended June 30, 2010 from 19.5% in the prior year quarter, reflecting high margins in the second quarter of 2009 because of project close-outs.  For the six months ended June 30, 2010, gross profit as a percent of revenues increased to 17.3% compared to 16.0% in the same period in the prior year due to higher margins in pipeline, industrial and parking garage projects.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$12,895		$13,363
Gross profit	2,862	22.2%	1,267	9.5%

	Six Months Ended June 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$23,754		$32,130
Gross profit	5,503	23.2%	2,976	9.3%

Revenue for the Engineering segment decreased by $0.5 million, or 3.5%, and $8.4 million, or 26.1%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  This decrease was due to slower activity in the first and second quarters of 2010, compared to the same periods in 2009.  The higher revenue in the prior year included the finalization of a large international project and several large domestic projects.

Gross profit for the Engineering segment increased by $1.6 million and $2.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  This increase was due primarily to customer acceptance of a project during the six months ended June 30, 2010 and due to lower profit margins during the same period in 2009 because of a reserve for completed work.  As a result, the gross profit as a percent of revenues increased to 23.2% for the six months ended June 30, 2010 compared to 9.3% of revenues for the same period in 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $7.7 million, or 94.3%, for the Second Quarter 2010 compared to the same period in 2009. Of the increased amount, $6.0 million was added by the acquisitions of JCG and Cravens . The balance of the increase of $1.7 million was mainly due to $0.2 million of increased professional fees, $0.3 million of decreased profit on sale of equipment and $0.8 million of lower recovery allocation to cost of revenues due to reduced West Construction Segment activities.

SG&A increased by $13.7 million, or 88.1%, for the six months ended June 30, 2010 compared to the same period in 2009.  A total of $10.7 million of the increase was due to the acquisitions of JGC and Cravens during the fourth quarter of 2009.  The $3.0 remaining increase was primarily due to a lower recovery allocation of $1.9 million to cost of revenues as a result of reduced West Construction Segment activities, decreased profit on the sale of equipment of $0.3 million and an increase in professional fees of $0.6 million as a result, in part, of the recently acquired companies.

SG&A as a percentage of revenue increased to 7.8% for the Second Quarter 2010, from 6.8% for the same period in 2009 and 7.7% for the six months ended June 30, 2010 compared to 6.4% for the same period in the prior year.  The increased percentage for the Second Quarter 2010 was due primarily to the increased costs discussed above.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$1,756	$1,736
Foreign exchange gain (loss)	94	(26)
Other income (expense)	(322)	—
Interest income	153	205
Interest (expense)	(1,220)	(539)
Total other income	$461	$1,376

	Six Months Ended June 30,
	2010	2009
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$2,724	$3,903
Foreign exchange gain (loss)	186	203
Other income (expense)	(631)	—
Interest income	333	464
Interest (expense)	(2,527)	(1,065)
Total other income	$85	$3,505

For the Second Quarter 2010, income from non-consolidated joint ventures amounted to $1.8 million which was primarily due to income from the St.-Bernard Levee Partners joint venture, a construction project near New Orleans, Louisiana.  Income from non-consolidated joint ventures for the same period in 2009 amounted to $1.7 million, which consisted of income of $2.7 million from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California and income of

$0.07 million from All Day Electric, an electrical construction company in Northern California, reduced by a $1.0 million reserve recorded for the ARB Arendal, SRL de CV (“ARB Arendal”) joint venture.  ARB Arendal engaged in construction activities in Mexico.

Income from non-consolidated joint ventures for the six months ended June 30, 2010 of $2.4 million included $3.0 million from the St.-Bernard Levee Partners joint venture and was offset by a loss of $0.2 million for All Day Electric.  Income for the same period in 2009 was $3.9 million, which included $5.1 million from the OMPP joint venture, reduced by a loss of $0.1 million from All Day Electric and the $1.0 million reserve recorded for ARB Arendal.

Foreign exchange gains for both the six months ended June 30, 2010 and for the same period in 2009 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Other expense represents the change in the fair value of the contingent earnout liabilities resulting from the acquisitions of JCG and Cravens in the fourth quarter 2009, which amounted to an expense of $0.6 million during the six months ended June 30, 2010.

For the three and six months ended June 30, 2010, interest expense was $1.2 million and $2.5 million, respectively, compared to $0.5 million and $1.1 million for the same periods in 2009.  The increase over both the prior periods was due primarily to interest payments due on the subordinated debt related to the JCG acquisition.

Provision for income taxes

Our provision for income tax decreased $1.2 million for the three months ended June 30, 2010 to $4.2 million, and decreased $0.8 million for the six months ended June 30, 2010 to $8.1 million, compared to the same periods in 2009.  The tax rate applied in the Second Quarter 2010 was 37.1% as compared to 38.3% for the same period in 2009, and 37.1% for the six months ended June 30, 2010 compared to 38.6% for the same period in 2009.  This change in tax rate depends on our estimated full year results, coupled with assumptions on our mix in revenues and profits in the various tax jurisdictions throughout the USA and Canada.

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

At June 30, 2010, our balance sheet included net cash and investments of $120.3 million, consisting of net cash of $87.3 million, and $33.0 million in short-term investments. We also have borrowing capacity to help meet our foreseeable needs based on our current cash flow forecast. We currently have the following credit facilities:

•                  a $20 million credit facility which expires on October 28, 2012, under which we can issue letters of credit for up to $15 million.  At June 30, 2010, we have issued letters of credit of $4.3 million on this facility, resulting in $15.7 million in available borrowing capacity;

•                  a credit facility of $15 million, with the full borrowing amount available at June 30, 2010, which expires on October 27, 2010; and

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At June 30, 2010, $5.5 million of letters of credit (Canadian dollars) were outstanding, with $4.5 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands)
Change in cash:
Net cash provided by operating activities	$5,152	$3,665
Net cash used in investing activities	(14,718)	(2,497)
Net cash provided by (used in) financing activities	7,719	(11,514)
Net cash used by discontinued operations	(874)	(3,281)
Net change in cash	$(2,721)	$(13,627)

Operating activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands)
Operating Activities:
Operating Income	$21,840	$19,690
Depreciation	8,303	3,862
Amortization of intangible assets	2,877	18
Gain on sale of property and equipment	(1,228)	(1,499)
Profit on discontinued operations	—	(21)
Changes in assets and liabilities	(21,051)	(12,433)
Non-consolidated entity distributions	5,190	3,400
Foreign exchange gain	186	203
Other income (expense)	(631)	—
Interest income	333	464
Interest expense	(2,527)	(1,065)
Provision for income taxes	(8,140)	(8,954)
Net cash provided by operating activities	$5,152	$3,665

Capital expenditures	$(13,789)	$(3,058)

Cash flow provided by operating activities for the six months ended June 30, 2010 increased by $1.8 million compared to the same period in 2009 due primarily to increased operating income of $2.2 million and $7.3 million in depreciation and amortization of intangible assets and as a result of the contribution of the JCG acquisition.  This was mainly offset by the increased use of cash of $8.6 million for changes in assets and liabilities, and interest expense of $1.5 million.

The changes in assets and liabilities decreased operating cash flow by $21.1 million in the six months ended June 30,  2010. The components of this change are included in the consolidated statements of cash flow. The significant changes include:

•                    a $2.5 million increase in restricted cash;

•                  a $13.4 million increase in accounts receivable;

•                  a $1.8 million increase in accounts payable;

•                  billings in excess of costs and estimated earnings increased by $3.5 million;

•                  costs and estimated earnings in excess of billings increased by $10.7 million;

•                  accrued expenses and other current liabilities increased by $3.1 million;

•                  contingent earnout liabilities increased by $0.6 million;

•                  other long-term liabilities increased by $1.4 million; and

•                  inventory, prepaid expenses and other current assets increased by $4.9 million.

As of June 30, 2010, accounts receivable represented 23.5% of total assets. We have an excellent collection history stemming from many factors, including performing work for recurring customers and substantial pre-acceptance review of the financial worthiness and credit history of new customers. We bill customers on an ongoing basis as projects are being constructed. As a contractor, we have certain lien rights that can provide additional security on the accounts receivable that are generated, which may give priority to us over lenders or certain other creditors of the project. The increase in both accounts receivable and accounts payable as of June 30, 2010, are due primarily to the timing of our billings to clients and payments to our vendors related to various construction projects, offset by reduced revenues of our legacy business during the six months ended June 30, 2010 compared to the same period in 2009.

Investing activities

During the six month ended June 30, 2010, we purchased property and equipment for $13.8 million in cash and $3.1 million during the same period in 2009. These purchases were principally for construction equipment, including the purchase of an equipment yard for $7.3 million in the Los Angeles area.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we purchased $2.9 million in short term investments during the six months ended June 30, 2010. Our short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) program to provide FDIC backing of the CDs.

Financing activities

Financing activities provided $7.7 million of cash during the six months ended June 30, 2010. Significant transactions using cash flows from financing activities included:

•                    Proceeds long term debt from equipment financing of $20.0 million.  We used existing equipment to secure these borrowings.

•                  Cash distributions of $2.0 million were paid to the former members of JCG in January 2010. We provided this distribution to the former members of JCG, principally to allow them to pay their personal income tax liability stemming from the JCG profits prior to the December 2009 acquisition. This final distribution to the former members of JCG was made in accordance with the terms of the acquisition agreement.

•                  $3.2 million in repayment of long-term debt during the six months ended June 30, 2010 which included a partial prepayment of $2.3 million on subordinated debt and the scheduled payments for long-term debt.

•                  $7.2 million in payment of the subordinated note related to the JCG acquisition.

•                  $2.1 million was paid as dividends to our stockholders during the six months ended June 20, 2010, representing a dividend of $0.05 per share of common stock.

•                  $4.1 million was collected for the conversion of warrants to common stock during the six months ended June 30, 2010.

Capital requirements

We believe that we will be able to support our ongoing working capital needs through cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities, which we believe will be adequate to cover our operational and business needs for the next twelve months.

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

As of June 30, 2010, there were 3,794,870 warrants outstanding to purchase the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 per share and is exercisable at any time on or prior to October 2, 2010, unless earlier redeemed by the Company. During the six months ended June 30, 2010, a total of 822,629 warrants were exercised.

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

The Lender has agreed to issue for our account letters of credit of up to $15.0 million, under Revolving Loan A. As of June 30, 2010 and December 31, 2009, total commercial letters of credit outstanding under this credit facility totaled $4.3 million and $0.85 million, respectively.  This resulted in $15.7 million in available borrowing capacity for Revolving Loan A at June 30, 2010.

At June 30, 2010, Revolving Loan B had $15.0 million in available borrowing capacity.

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

In January 2008, we entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount up to $10 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars.  At June 30, 2010 total letters of credit outstanding for this credit facility amounted to $5.5 million (Canadian dollars), with $4.5 million available for additional letters of credit.

All loans made by the Lender under the Agreement are secured by certain of our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement. The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements. The Company was in compliance with its restrictive covenants as of June 30, 2010.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5.6 million under an amended credit agreement that expired on February 28, 2010.  To facilitate the expiration of the credit agreement with outstanding letters of credit, the Company made a cash deposit as replacement for the existing letters of credit, and is recorded as a prepaid asset on the Company’s balance sheet.

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

Related party transactions

We have entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”). Brian Pratt, one of our largest stockholders and our Chief Executive Officer, President and Chairman of the Board of Directors, holds a majority interest in SIGI and is the chairman and a director of SIGI. In addition, John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

We lease properties from SIGI located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas. During the six months ended June 30, 2010 and 2009, we paid $0.44 million and $0.39 million, respectively, in lease payments to SIGI for the use of these properties. These leases with SIGI were entered into on similar terms as negotiated with an independent third party.  Also, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada.  During the six months ended June 30, 2010 and 2009, we paid $0.13 million and $0.17 million, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property commenced in October 2005 and was renewed and extended until December 31, 2014.

We own several non-consolidated investments and we recognized revenues on work performed for those joint ventures.  ARB recognized $0.08 million and $10.4 million in project revenues during the six months ended June 30, 2010 and 2009, respectively, on the OMPP joint venture.  ARB also recognized $1.2 million and $0.23 million in project revenues during the six months ended June 30, 2010 and 2009, respectively on the All Day joint venture.

Contractual obligations

As of June 30, 2010, we had $59.7 million of outstanding debt and capital lease obligations, and $46.3 million of subordinated debt.

A summary of contractual obligations as of June 30, 2010 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$59,665	$13,231	$25,603	$17,631	$3,200
Interest on debt and capital lease obligations	7,358	2,733	3,520	946	159
Subordinated debt	46,333	10,575	21.519	14,239	—
Interest on subordinated debt	7,496	2,656	4,117	723	—
Equipment operating leases	7,456	5,037	2,419	—	—
Real property leases	11,497	1,950	2,591	1,912	5,044
Real property leases—related parties	6,281	928	1,778	1,649	1,926
	$146,086	$37,110	$61,547	$37,100	$10,329

Stand-by letters of credit	$9,614	$2,198	$3,654	$3,762	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At June 30, 2010, we had letters of credit outstanding of $9.6 million.

•                  Equipment operating leases with a balance of $7.5 million at June 30, 2010.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2010 we had $812.5 million in outstanding bonds.

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

At June 30, 2010, our total backlog was $872.8 million representing an increase of $77.4 million, or 9.7%, from our total backlog of $795.4 million as of December 31, 2009. We expect that approximately $338.7 million, or 38.8%, of the total backlog at June 30, 2010, will be recognized as revenue during the remainder of 2010, with $210.5 million expected for the East Construction segment, $88.0 million for the West Construction segment and $40.2 million for the Engineering segment.

Backlog by operating segment at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		As Adjusted (1) December 31, 2009		As Reported December 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Thousands, except % amounts)
Segment:
East Construction Services	$618,427	70.9%	$572,545	74.8%	$572,545	72.0%
West Construction Services	193,380	22.2%	136,722	17.9%	166,822	21.0%
Engineering	60,972	6.9%	56,012	7.3%	56,012	7.0%
	$872,779	100.0%	$765,279	100.0%	$795,379	100.0%

(1)                      In July 2009, we announced demobilization of a construction project at Chevron Corp’s Richmond Refinery located on Contra Costa, California.  The project was performed under a contract from Praxair, Inc. At December 31, 2009, approximately $40 million was included in the backlog amount shown for West Construction Services segment.

In April 2010, the California Court of Appeals ruled that there were deficiencies in the Environment Impact Report for the project, and at the same time, Praxair, Inc. provided us with a notice of termination for the project.  In accordance with the terms of our contract, the project converted from a fixed price contract to a reimbursed cost plus margin contract.  Due to the termination, we adjusted our cost estimates for the contract and reduced the contingent amounts normally associated with fixed price contracts, which resulted in a reduction of approximately $30 million in our backlog amount as of December 31, 2009, as set forth in the table above.  In the six months ended June 30, 2010, we recognized revenues of $10.2 million related to this project and at June 30, 2010 have a remaining backlog amount of $0.01 million for this project.

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the condensed consolidated balance sheets approximate fair value at June 30, 2010 and December 31, 2009 due to the generally short maturities of these items. At June 30, 2010, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

At June 30, 2010, all of our long-term debt was under fixed interest rates.

At June 30, 2010, we had one derivative financial instrument for the purpose of hedging future currency exchange in Canadian dollars (“CAD”). The related Canadian dollars purchased is one contract for $0.8 million CAD at an exchange rate of 1.066 CAD per US dollar which expire on September 15, 2010. The related gain or loss on these contracts is not significant at June 30, 2010. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

As discussed in Note 8 — “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10Q, we acquired James Construction Group, LLC (“JCG”) on December 18, 2009 and Cravens Partners, Ltd. (“Cravens”), on October 3, 2009.  We have excluded from our evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, the JCG and Cravens internal control over financial reporting, whose financial statements constitute approximately 54 percent of total assets and approximately 55 percent of total revenues of the consolidated financial statement amounts as of and for the six months ended June 30, 2010. We are documenting and testing our disclosure controls for these acquisitions and expect completion of this effort during the 2010 fourth quarter.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRIMORIS SERVICES CORPORATION

Date: August 9, 2010	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer