Form 10-Q
period 2010-09-30
Primoris Services CORP
filed 2010-11-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

At November 5, 2010, 47,753,891 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,594	$90,004
Short term investments	26,000	30,058
Customer retention deposits	9,178	6,845
Accounts receivable, net	148,981	108,492
Costs and estimated earnings in excess of billings	23,299	11,378
Inventory	22,618	22,275
Deferred tax assets	6,068	5,630
Prepaid expenses and other current assets	9,521	5,501
Current assets from discontinued operations	—	5,304
Total current assets	327,259	285,487
Property and equipment, net	96,818	92,568
Investment in non-consolidated entities	19,274	5,599
Intangible assets, net	28,404	32,695
Goodwill	61,713	59,678
Total assets	$533,468	$476,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,814	$62,568
Billings in excess of costs and estimated earnings	122,311	114,035
Accrued expenses and other current liabilities	39,205	34,992
Distributions and dividends payable	1,173	2,987
Current portion of long-term debt	8,894	6,482
Current portion of capital leases	3,153	4,220
Current portion of subordinated debt	23,952	10,397
Current liabilities of discontinued operations	733	6,511
Total current liabilities	276,235	242,192
Long-term debt, net of current portion	36,665	26,368
Long-term capital leases, net of current portion	5,948	7,734
Long-term subordinated debt, net of current portion	19,164	43,853
Deferred tax liabilities	1,483	2,643
Contingent earnout liabilities	10,243	9,278
Other long-term liabilities	3,985	—
Total liabilities	353,723	332,068
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2010 and 81,852.78 at December 31, 2009	—	—
Common stock—$.0001 par value, 90,000,000 shares authorized, 46,980,765 and 32,704,903 issued and outstanding at September 30, 2010 and December 31, 2009	5	3
Additional paid-in capital	118,779	100,644
Retained earnings	60,961	42,982
Accumulated other comprehensive income	—	330
Total stockholders’ equity	179,745	143,959
Total liabilities and stockholders’ equity	$533,468	$476,027

 See Accompanying Notes to Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$230,357	$106,611	$608,526	$349,771
Cost of revenues	202,477	86,457	529,537	294,368
Gross profit	27,880	20,154	78,989	55,403
Selling, general and administrative expenses	14,580	7,266	43,849	22,825
Operating income	13,300	12,888	35,140	32,578
Other income (expense):
Income from non-consolidated entities	1,366	1,439	4,090	5,342
Foreign exchange gain (loss)	80	(170)	266	33
Other expense	(333)	—	(964)	—
Interest income	151	90	484	554
Interest expense	(1,345)	(398)	(3,872)	(1,463)

Income from continuing operations, before provision for income taxes	13,219	13,849	35,144	37,044
Provision for taxes	(5,642)	(5,123)	(13,782)	(14,077)
Income from continuing operations	7,577	8,726	21,362	22,967
Loss on discontinued operations, net of income taxes	—	(779)	—	(800)
Net income	$7,577	$7,947	$21,362	$22,167

Earnings per share:
Basic:
Income from continuing operations	$0.17	$0.27	$0.53	$0.72
Loss on discontinued operations	$—	$(0.03)	$—	$(0.02)
Net income	$0.17	$0.24	$0.53	$0.70
Diluted:
Income from continuing operations	$0.17	$0.26	$0.47	$0.69
Loss on discontinued operations	$—	$(0.03)	$—	$(0.02)
Net income	$0.17	$0.23	$0.47	$0.67
Weighted average common shares outstanding:
Basic	44,887	32,477	40,499	31,699
Diluted	45,528	34,048	45,486	33,128

See Accompanying Notes to Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accum. Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc.	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959
Net income	—	—	—	—	—	6,698	—	6,698
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	390	—	—	390
Additional contingent stock issued for the purchase of Cravens Services, Inc.	74,906	—	—	—	600	—	—	600
Dividends — common	—	—	—	—	—	(898)	—	(898)
Dividends — preferred	—	—	—	—	—	(205)	—	(205)
Foreign currency hedge effect	—	—	—	—	—	—	(178)	(178)
Warrant exercises	620,699	—	—	—	3,104	—	—	3,104
Balance, March 31, 2010	35,900,483	$3	81,852.78	$—	$104,738	$48,577	$152	$153,470
Net income	—	—	—	—	—	7,087	—	7,087
Cancelled shares — foreign manager — sale of discontinued operations	(49,080)	—	—	—	(400)	—	—	(400)
Conversion of JCG preferred stock to common stock	8,185,278	1	(81,852.78)	—	—	—	—	1
Dividends — common	—	—	—	—	—	(1,107)	—	(1,107)
Foreign currency hedge effect	—	—	—	—	—	—	(152)	(152)
Warrant exercises	201,930	—	—	—	1,010	—	—	1,010
Balance, June 30, 2010	44,238,611	$4	—	$—	$105,348	$54,557	$—	$159,909
Net income	—	—	—	—	—	7,577	—	7,577
Dividends — common	—	—	—	—	—	(1,173)	—	(1,173)
Repurchase of warrants	—				(277)			(277)
Warrant exercises	2,742,154	1	—	—	13,708	—	—	13,709
Balance, September 30, 2010	46,980,765	$5	—	$—	$118,779	$60,961	$—	$179,745

See Accompanying Notes to Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,362	$22,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,575	5,918
Amortization of intangible assets	4,291	28
Gain on sale of property and equipment	(1,352)	(3,183)
Income from non-consolidated entities	(4,090)	(5,343)
Non-consolidated entity distributions	8,480	3,400
Net deferred taxes	(1,598)	(591)
Contingent earnout liabilities	964	—
Loss on discontinued operations	—	800
Changes in assets and liabilities:
Customer retention deposits	(2,333)	2,020
Accounts receivable	(40,489)	9,641
Costs and estimated earnings in excess of billings	(11,921)	1,324
Inventory, prepaid expenses and other current assets	(4,693)	39
Accounts payable	14,246	(15,447)
Billings in excess of costs and estimated earnings	8,276	1,844
Accrued expenses and other current liabilities	2,418	(291)
Other long-term liabilities	3,985	—
Net cash provided by operating activities	10,121	22,326
Cash flows from investing activities:
Purchase of property and equipment	(17,779)	(8,023)
Investment in WesPac joint venture	(18,065)
Proceeds from sale of property and equipment	2,306	4,232
Sale of short-term investments	4,058	10,020
Advances to non-consolidated entities	—	(1,036)
Net cash (used in) provided by investing activities	(29,480)	5,193
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	10,871
Repayment of long-term debt	(7,290)	(20,202)
Repayment of capital leases	(2,853)	(1,446)
Repayment of subordinated debt	(10,384)	—
Proceeds from exercise of warrants for the issuance of common stock	17,822	—
Repurchase of warrants	(277)	(93)
Dividends paid	(3,229)	(2,373)
Cash distributions to selling stockholders	(1,966)	(4,947)
Net cash provided by (used in) financing activities	11,823	(18,190)
Cash flows from discontinued operations:
Operating activities	(874)	(2,920)
Net cash used in discontinued operations	(874)	(2,920)
Net change in cash and cash equivalents	(8,410)	6,409
Cash and cash equivalents at beginning of the period	90,004	72,848
Cash and cash equivalents at end of the period	$81,594	$79,257

See Accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash paid during the period for:
Interest	$3,872	$1,456
Income taxes	$15,323	$16,193

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Non-cash activities:
Accrued dividends	$1,173	$812
Obligations incurred for the acquisition of property and equipment leases	$—	$4,723

See Accompanying Notes to Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations — Primoris Services Corporation, a Delaware corporation (“Primoris”, the “Company”, “we”, “us” or “our”), and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., James Construction Group, LLC (“JCG”), Cravens Services, Inc. (“Cravens”), Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P. and Stellaris, LLC, collectively, are engaged in various construction and product engineering activities.

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

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Third Quarter 2010 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 11, 2010, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2009.

The interim financial information for the three-month and nine-month periods ended September 30, 2010 and 2009 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this Third Quarter 2010 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Certain amounts in prior periods have been reclassified in order to conform to the present period financial statement presentation.  Specifically, the prior period financial information was revised to conform to our current presentation of continuing and discontinued operations (see Note 10, “Discontinued Operations”).

Revenue recognition — A number of factors relating to the business of the Company affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for all fixed-price contracts. Under the percentage-of-completion method, estimated contract revenue and resulting income is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs are impacted by changes in productivity, scheduling, the cost of labor, subcontracts, materials and equipment and other unforeseen events. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost determines a loss on a contract, the projected loss is recognized in the period the loss is identified and for the full amount of the loss.

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

In accordance with the terms of our contracts, certain retainage provisions are withheld by customers until completion and acceptance of the contracts. Final payments of the majority of such amounts are expected to be received within a year.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to an accounting standard for ASC Topic 810 “Consolidation”, (formerly referred to as “Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46R ” (“SFAS 167”)) which sets rules for determining whether to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). These rules are based on an entity’s purpose and design and the company’s ability to direct the activities that most significantly impact the entity’s economic performance.  ASC Topic 810 requires additional disclosures about the reporting company’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the company’s financial statements.  The accounting standard became effective January 1, 2010.  The adoption of this amendment did not result in a material impact on our financial statements.

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

The following table presents, using the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2010:
Cash and cash equivalents	$81,594	$81,594	—	—
Short-term investments	$26,000	$26,000	—	—
Assets at December 31, 2009:
Cash and cash equivalents	$90,004	$90,004	—	—
Short-term investments	$30,058	$30,058	—	—

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) program to provide Federal Deposit Insurance Corporation backing of the CDs.

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	September 30, 2010	December 31, 2009

Contracts receivable, net of allowance for doubtful accounts of $200 for September 30, 2010 and for December 31, 2009	$126,006	$82,254
Retention	19,216	25,907
	145,222	108,161
Due from affiliates	—	—
Other accounts receivable	3,759	331
	$148,981	$108,492

Amounts “due from affiliates” primarily relate to receivables from related parties (see Note 7, “Equity Method Investments” and Note 14, “Related Party Transactions”) for the performance of construction contracts.  Contract revenues earned from related parties were approximately $79 and $3,764 for the three months, and $1,367 and $15,083 for the nine months ended September 30, 2010 and 2009, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	September 30, 2010	December 31, 2009

Costs incurred on uncompleted contracts	$1,950,166	$2,036,251
Provision for estimated loss on uncompleted contracts	445	332
Gross profit recognized	191,027	201,254
	2,141,638	2,237,837
Less: billings to date	(2,240,650)	(2,340,494)
	$(99,012)	$(102,657)

This net amount is included in the accompanying consolidated balance sheet under the following captions:

	September 30, 2010	December 31, 2009

Costs and estimated earnings in excess of billings	$23,299	$11,378
Billings in excess of costs and estimated earnings	(122,311)	(114,035)
	$(99,012)	$(102,657)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”). Pursuant to the terms of the Membership Interest Purchase Agreement, dated July 1, 2010, by and among the Company, WesPac and Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company and the sole limited liability company member of WesPac prior to the closing, we acquired 50% of the issued and outstanding limited liability company membership interests of WesPac for total cash consideration of $18,065. Kealine will hold the remaining 50% membership interest in WesPac.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac will require unanimous approval from a management committee equally represented by Kealine and us.

Founded in 1998 and based in Irvine, California, WesPac develops pipeline and terminal projects in the United States, Canada and Mexico, by building, expanding or enhancing infrastructure in the areas of pipeline transportation and storage efficiency enhancement. To date, WesPac has successfully developed, financed and brought to completion several such projects.  The Company believes the ownership interest in WesPac will broaden our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

September 30, 2010

Wespac Energy, LLC
Balance sheet data
Assets	$37,176
Liabilities	1,220
Net assets	$35,956
Company’s equity investment in venture	$17,979

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Earnings data:
Revenue	$—	$—
Expenses	$174	$174
Net income	$(174)	$(174)
Company’s equity in earnings	$(87)	$(87)

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the venture and accounts for its investment in OMPP using the equity method. ARB acts as one of OMPP’s primary subcontractors. At September 30, 2010, ARB had total project contracts with OMPP amounting to $49,019, which are essentially complete.  The Company recognized $83 in related party revenues in the nine months ended September 30, 2010 and $13,158 in the nine months ended September 30, 2009. These revenues are included in the contract revenues earned from related parties as stated in Note 5, “Accounts Receivable”. The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2010	December 31, 2009

OMPP—Joint Venture
Balance sheet data
Assets	$200	$9,176
Liabilities	183	1,493
Net assets	$17	$7,683
Company’s equity investment in venture	$10	$4,610

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Earnings data:
Revenue	$308	$19,229	$308	$97,615
Gross profit	$45	$2,439	$45	$17,997
Earnings before taxes	$45	$2,439	$45	$18,002
Company’s equity in earnings	$27	$1,500	$27	$6,585

OMPP distributed $7,711 to its equity holders during the nine months ended September 30, 2010, of which the Company’s share, as calculated under the joint venture agreement, was $4,627.  For the nine months ended September 30, 2009, OMPP distributed $8,500, of which the Company’s share was $3,400. The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of each partner’s share as determined at the completion of the underlying contract. The joint venture will be closed out at the end of the warranty period in December 2010.

All Day Electric

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounts for this investment under the equity method. All Day engages in electrical construction activities mainly in Northern California.  The Company performed services for All Day and recognized $1,281 in related party revenues during the nine months ended September 30, 2010 and $1,020 during the nine months ended September 30, 2009.  The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2010	December 31, 2009

All Day Electric
Balance sheet data
Assets	$6,879	$5,661
Liabilities	6,101	4,615
Net assets	$778	$1,046
Company’s equity investment in venture	$381	$513

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Earnings data:
Revenue	$10,388	$4,107	$17,294	$7.377
Gross profit	$559	$164	$698	$755
Net income	$165	$(122)	$(269)	$(420)
Company’s equity in earnings	$81	$(60)	$(132)	$(206)

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana. Bernard distributed $15,990 to its equity holders during the nine months ended September 30, 2010, of which the Company’s share, as calculated under the joint venture agreement, was $3,924.  The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2010	December 31, 2009

St. — Bernard Levee Partners
Balance sheet data
Assets	$20,803	$3,149
Liabilities	16,797	1,966
Net assets	$4,006	$1,183
Company’s equity investment in venture	$904	$378

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Earnings data:
Revenue	$51,603	$159,625
Gross profit	$6,389	$18,806
Earnings before taxes	$6,389	$18,806
Company’s equity in earnings	$1,445	$4,450

Note 8 — Business Combinations

The December 18, 2009 acquisition of JCG was accounted for using the acquisition method of accounting. The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of December 18, 2009, amounted to $133,190.

As part of the acquisition, the Company has agreed to issue $10,000 in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  As discussed in Note 13 — “Other Liabilities”, the estimated fair value of this contingency was $8,190 and $9,154 at December 31, 2009 and September 30, 2010, respectively.

As further evaluations were completed and information was received from third parties subsequent to the acquisition date, the Company made revisions to the preliminary estimates of the fair value of the acquired assets and liabilities.  During the quarter, the revisions resulted in an increase in casualty and health insurance liabilities assumed and adjustments to deferred tax liabilities related to the fair value of assets acquired.  These changes in the valuation of liabilities increased the amount of goodwill recorded by $2,000.  The Company expects to complete its final determination of the estimated fair value of the acquisition prior to the end of 2010.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2009

The following pro forma information for the three and nine months ended September 30, 2009 presents the results of operations as if the JCG acquisition had occurred at the beginning of 2009. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•                                          the pro forma impact of interest expense on the $53,500 subordinated promissory note; and

•                                          the pro forma tax effect of both the income before income taxes for JCG and the JCG pro forma adjustments, calculated using the statutory corporate tax rate of 39.8% for the three and nine months ended September 30, 2009.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been completed on January 1, 2009.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieve with respect to the combined companies.

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Revenues	$207,718	$635,228
Income from continuing operations, before provision for income taxes	$19,004	$48,981
Income from continuing operations	$11,829	$30,153
Net income	$11,050	$29,353

Weighted average common shares outstanding:
Basic — (1)	39,473	38,695
Diluted — (1)	42,233	41,313

Earnings per share:
Basic — income from continuing operations	$0.30	$0.78
Basic — net income	$0.28	$0.76
Diluted — income from continuing operations	$0.28	$0.73
Diluted — net income	$0.26	$0.71

(1)                                  The adjustment to weighted average shares outstanding reflects the conversion of the Preferred Stock issued as part of the acquisition consideration (see Note 17 — “Stockholders’ Equity” ), as if such shares were converted into 8,185 shares of common stock, at a conversion rate of 100 common shares per share.  On April 12, 2010, the Preferred Stock was converted into common stock.

The adjustment to weighted average shares outstanding excludes the potential impact of the Earnout Shares that may be issued contingent upon meeting a certain financial target at the end of 2010.  Pro forma basic shares outstanding included a total of 8,185 shares, less 1,190 Escrow Shares, totaling 6,995 shares of common stock.  Shares included in pro forma diluted shares outstanding include the 8,185 shares of common stock.

Note 9—Intangible Assets

At September 30, 2010 and December 31, 2009, intangible assets totaled $28,404 and $32,695, respectively, net of amortization.  The following table summarizes the intangible asset categories, average amortization periods, which are generally on a straight-line basis, and the fair value, as follows:

	Amortization		September 30,	December 31,
	Period		2010	2009
Tradename	5 to 10 years		$14,538	$15,785
Non-compete agreements	5 years		$4,585	$5,403
Customer relationships	5 to 10 years		$6,245	$6,793
Backlog	0.75 to 2.25 years		$3,036	$4,714
		Total	$28,404	$32,695

Amortization expense on intangible assets was $1,413 and $10 for the three months ended September 30, 2010 and 2009, respectively, and amortization expense for the nine months ended September 30, 2010 and 2009 was $4,291 and $28, respectively. Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2010 (remaining three months)	$1,387
2011	5,544
2012	3,873
2013	3,455
2014	3,360
Thereafter	10,785
$28,404

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

At September 30, 2010, the balance sheet reflects a net liability of $733 for potential remaining liabilities under this agreement.

Note 11—Accounts Payable and Accrued Liabilities

At September 30, 2010 and December 31, 2009, accounts payable includes retentions of approximately $13,378 and $12,616, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2010	December 31, 2009

Payroll and related employee benefits	$22,842	$18,321
Insurance, including self-insurance reserves	10,413	11,245
Provision for estimated losses on uncompleted contracts	445	332
Sales and other taxes	1,711	640
Accrued leases and rents	240	262
Other	3,554	4,192
	$39,205	$34,992

Note 12—Credit Arrangements

Credit Agreements.   On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The Agreement was amended on September 30, 2010 to extend the maturity dates of the two revolving loans provided under the Agreement.  The maturity dates, as amended, are as follows:

•                  a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2013; and

•                  a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 26, 2011.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  At September 30, 2010 and December 31, 2009, total commercial letters of credit outstanding under Revolving Loan A totaled $4,339 and $850, respectively.  There were no other borrowings under these two lines during the nine months ended September 30, 2010, leaving available borrowing capacity under Revolving Loan A at $15,661 and $15,000 under Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with its restrictive covenants as of September 30, 2010.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2010, total commercial letters of credit outstanding under this credit facility totaled $4,953 in Canadian dollars and $5,543 in Canadian dollars at December 31, 2009.  As of September 30, 2010, the available borrowing capacity under this credit facility was $5,047 in Canadian dollars.

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

Subordinated Promissory Note.   In connection with the acquisition of JCG, the Company executed an unsecured Promissory Note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The Promissory Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the Promissory Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the Promissory Note will bear interest at an annual rate of 7%.  For months 19 until the maturity date, the Promissory Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The Promissory Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The Promissory Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing, receives warrant exercise proceeds or obtains proceeds under certain new indebtedness. As long as more than $10,000 is outstanding under the Promissory Note, we have agreed to not take certain actions without the prior written consent of the Promissory Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. At September 30, 2010, a total of $43,116 was outstanding on the Promissory Note.  The Company made prepayments of the Promissory Note in the amounts of $2,328 in April 2010, $757 in July 2010 and $13,182 in October 2010, using proceeds from the exercise of warrants for the issuance of common stock.

Note 13 — Contingent Earnout Liabilities

Contingent earnout liabilities consist of following amounts resulting from our acquisitions of JCG and Cravens in the fourth quarter of 2009.

As part of the December 2009 JCG acquisition agreement, the Company agreed to issue $10,000 in common stock to the sellers, contingent upon JCG meeting a specific operating performance target for the year 2010.  The number of shares are calculated by dividing $10,000 by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  Upon meeting the contingency target, the shares of common stock are to be issued at the time the Company’s audited financial statements are available, but in no event later than April 15, 2011.  At December 31, 2009, the estimated fair value of the contingent consideration was $8,190.  The estimated fair value at September 30, 2010 was $9,154. The $964 change in the fair value was a non-cash charge to “other expense” in the consolidated statement of income for the nine month period ended September 30, 2010.

In October 2009, the Company acquired the assets of Cravens Partners, Ltd., a Texas-based provider of civil and utility infrastructure construction services.  The Cravens acquisition included potential consideration for an additional $2,000 in common stock and $500 in cash to the sellers, contingent upon meeting specific operating performance targets for the years 2009, 2010 and 2011.  At December 31, 2009, the estimated fair value of the contingent consideration was $1,839 of which $750 was current at December 31, 2009.  Upon meeting the 2009 performance target, the Company paid $150 and issued 74.9 shares of common stock in March 2010 with a value of $600.  There was no change to the remaining estimated fair value of $1,089 at September 30, 2010 for the earnout consideration compared to the balance at December 31, 2009.

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

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California and in Pasadena, Texas from SIGI.  During the nine months ended September 30, 2010 and 2009, the Company paid $668 and $613, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager at our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2010 and 2009, Primoris paid $188 and $256, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $83 and $13,158 in related party revenues during the nine months ended September 30, 2010 and 2009, respectively, on the OMPP joint venture.  The Company also recognized $1,281 and $1,020 in related party revenues during the nine months ended September 30, 2010 and 2009, respectively, from the All Day joint venture.  See Note 7— “Equity Method Investments”.

Note 15—Income Taxes

The effective tax rate for the three and nine months ended September 30, 2010 was 42.7% and 39.2% respectively. The rate differs from the U.S. federal statutory rate of 35% due primarily to federal and state return to provision adjustments, state income taxes and the “Domestic Production Activity Deduction”.

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

The tax years 2007 through 2009 remain open to examination by the United States Internal Revenue Service.  The tax years 2006 through 2009 remain open to examination by the other major taxing jurisdictions to which the Company is subject.

Note 16—Dividends and Earnings Per Share

The Company has declared cash dividends on three occasions during 2010, as follows:

•                  On March 4, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of March 31, 2010 and to holders of shares of the Company’s Series A Non-Voting Contingent Convertible Preferred stock (“Preferred Stock”) issued in connection with the December 18, 2009 acquisition of JCG.  The dividend, totaling $1,103, was paid on April 15, 2010.

•                  On May 11, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of June 30, 2010.  On April 12, 2010, the Preferred Stock was converted to common stock and was therefore included as common stock outstanding as of June 30, 2010.  The dividend, totaling $1,107 was paid on July 15, 2010.

•                  On August 6, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record as of September 30, 2010.  The dividend, totaling $1,173, was paid on October 15, 2010.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$7,577	$7,947	$21,362	$22,167
Denominator:
Weighted average shares for computation of basic earnings per share	44,887	32,477	40,499	31,699

Dilutive effect of warrants and units	641	1,571	1,136	650

Dilutive effect of contingently issuable shares (1) (2)	—	—	793	779

Dilutive effect of conversion of Preferred Stock (3)	—	—	3,058	—

Weighted average shares for computation of diluted earnings per share	45,528	34,048	45,486	33,128

Basic earnings per share	$0.17	$0.24	$0.53	$0.70

Diluted earnings per share	$0.17	$0.23	$0.47	$0.67

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

Note 17—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81.8 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81.8 shares of Preferred Stock into 8,185 shares of common stock.  There are no shares of Preferred Stock outstanding at September 30, 2010.

Warrants — At September 30, 2010, there were 807 warrants outstanding to purchase the Company’s common stock.  Each warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010 at 5:00 PM EDT (“Warrant”), unless earlier redeemed by the Company.  From July 1, 2010 through September 30, 2010, a total of 2,742 warrants were exercised, with an additional 773 warrants exercised on October 1, 2010, resulting in cash proceeds paid to the Company of $17,576.  The remaining 34 warrants expired unexercised on October 2, 2010.

On September 7, 2010, the Company adopted a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of Warrants.  From September 7, 2010 through the plan termination date of September 28, 2010, the broker completed the repurchase of 246 Warrants in accordance with the plan for $277.

Unit Purchase Options — At September 30, 2010, the Company had 450 Unit Purchase Options (“UPO”) outstanding.  Each UPO entitled the holder to purchase one unit, comprised of one share of common stock and one Warrant, at a price of $8.80 per unit.  The Warrants underlying the UPO’s also expired on October 2, 2010.  As a result, the UPO’s, which will expire on October 2, 2011, now entitle the holder to purchase one share of common stock at a price of $8.80 per share.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840-”Leases”.  The leases related to property are with entities related through common ownership by stockholders, officers, and directors of the Company.

Total lease expense during the three and nine months ended September 30, 2010 amounted to $2,475 and $7,411, respectively, including amounts paid to related parties of $281 and $856, respectively.  Total lease expense during the three and nine months ended September 30, 2009 amounted to $1,481 and $4,775, including amounts paid to related parties of $303 and $868, respectively.

Letters of credit — At September 30, 2010, the Company had letters of credit outstanding of $9,292 and at December 31, 2009, the Company had letters of credit outstanding of $11,989.  The outstanding amounts include the U.S. dollar equivalent for letters of credit issued in Canadian dollars.

Litigation— The Company is subject to claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to such claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

Bonding— At September 30, 2010 and December 31, 2009, the Company had bid and completion bonds issued and outstanding totaling approximately $902,373 and $773,762, respectively.

Note 19—Reportable Operating Segments

Prior to January 1, 2010, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and changes in our management structure, the Company changed the reportable operating segments on January 1, 2010, by separating the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the new segments. The three new segments are East Construction Services, West Construction Services and Engineering.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical, L.P. and Cravens.

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB, ARB Structures, Inc. and Stellaris, LLC.

The Engineering segment remains unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.

In the following tables, all intersegment revenues and gross profit, which were immaterial, have been eliminated.

Segment Revenues

Revenue by segment for the three months ended September 30, 2010 and 2009 were as follows:

	For the three months ended September 30,
	2010		2009
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$126,876	55.0%	$13,830	13.0%
West Construction Services	86,594	37.6%	80,933	75.9%
Engineering	16,887	7.4%	11,848	11.1%
Total	$230,357	100.0%	$106,611	100.0%

Revenue by segment for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine months ended September 30,
	2010		2009
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$351,583	57.8%	$42,028	12.0%
West Construction Services	216,302	35.5%	263,765	75.4%
Engineering	40,641	6.7%	43,978	12.6%
Total	$608,526	100.0%	$349,771	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2010 and 2009 were as follows:

	For the three months ended September 30,
	2010		2009
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$12,889	10.1%	$1,383	10.0%
West Construction Services	12,689	14.7%	17,449	21.6%
Engineering	2,302	13.6%	1,322	11.2%
Total	$27,880	12.1%	$20,154	18.9%

Gross profit by segment for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine months ended September 30,
	2010		2009
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$36,103	10.3%	$4,441	10.6%
West Construction Services	35,081	16.2%	46,663	17.7%
Engineering	7,805	19.2%	4,299	9.8%
Total	$78,989	13.0%	$55,403	15.8%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2010 and at December 31, 2009.

Segment	September 30, 2010	December 31, 2009

East Construction Services	$59,272	$57,237
West Construction Services	—	—
Engineering	2,441	2,441
Total	$61,713	$59,678

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the nine months ended September 30, 2010 and 2009 was as follows:

	Revenues
	For the Nine months ended September 30,
	2010		2009		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	September 30, 2010	December 31, 2009

United States	$593,727	97.6%	$332,952	95.2%	$524,563	$465,025
Non-United States	14,799	2.4	16,819	4.8	8,905	11,002
Total	$608,526	100.0%	$349,771	100.0%	$533,468	$476,027

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Note 20 — Subsequent Event

On November 8, 2010, the Company signed a definitive agreement to acquire privately held Rockford Corporation (“Rockford”).  Based in Hillsboro (Portland), Oregon, Rockford specializes in large diameter natural gas and liquid pipeline projects and related facilities construction.  Closing of the transaction, which is subject to customary conditions, is expected to occur on or before November 12, 2010, with the effective date of the acquisition retroactive to October 1, 2010.  The sellers include several private equity firms and two senior members of management.

Total consideration is approximately $82,600, $64,200 of which will be paid at closing consisting of: $35,000 in cash; $12,500 of the Company’s common stock, the number of shares will be calculated using the average closing stock price for the 20 trading days prior to closing; and three-year $16,700 promissory notes with escalating interest of 5% to 8% with certain prepayment and conversion features. The definitive agreement also contains incentive provisions that could provide additional consideration of cash and Company common stock totaling $18,400 based on Rockford attaining specified financial goals for the three years ending December 31, 2010, 2011 and 2012.

The incentive provisions contained in the definitive agreement take into account the impact of a current large Rockford project, as well as results of future work by Rockford’s core operations.  These incentives could provide additional merger consideration of cash and Company common stock totaling $18,400 based on Rockford attaining the following EBITDA measures, as defined in the definitive agreement:

•      EBITDA of $9,000 for the three months ended December 31, 2010 would result in the issuance of $4,600 of Company common stock to the sellers.

•      EBITDA of $34,000 for the five quarters ending December 31, 2011 would result in additional consideration of $4,600 to the sellers, divided equally between Company common stock and cash.  Should EBITDA for this period meet or exceed $38,000, the sellers would receive additional consideration of $2,300, also divided equally between Company common stock and cash.

•      EBITDA of $14,000 for 2012 would result in a cash payment to the sellers of $6,900.

For its fiscal year ended March 31, 2010, Rockford generated revenues of approximately $166,000 and an operating profit of approximately $24,000. At September 30, 2010, Rockford’s balance sheet included stockholders’ equity of $39,000, working capital of $16,600, and cash and equivalents of approximately $26,800. After closing, additional financial information will be provided in subsequent filings with the Securities and Exchange Commission as soon as practicable.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“Third Quarter 2010 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2010 Report. You should read this Third Quarter 2010 Report, our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this Third Quarter 2010 Report.

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

On July 1, 2010, we acquired a 50% membership interest in WesPac Energy LLC (“WesPac”), which develops pipeline and terminal projects in the United States, Canada and Mexico.  The investment is being accounted for under the equity method and is recorded as an investment in non-consolidated entities on our balance sheet.

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available, free of charge through our Internet Web site, as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 26000 Commercentre Drive, Lake Forest, California 92630, and our telephone number is (949) 598-9242. Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this Third Quarter 2010 Report.

We provide services in three segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

In prior periods, the Company reported two operating segments:  the Construction Services segment and the Engineering segment. As a result of the acquisition of JCG and changes in the management structure, the Company changed the reportable operating segments on January 1, 2010, by separating the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the two new segments. The three segments are outlined as follows:

The East Construction Services segment incorporates the JCG construction services business, located primarily in the southern United States, specializing in highway, industrial and environmental projects.  The East Construction Services segment also consists of the businesses located in the Gulf Coast region of the United States that were formerly a part of the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical, L.P. and Cravens Services, Inc.  The East Construction Services segment provides a range of services that include:

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

Material trends and uncertainties

We generate our revenue from both large and small construction and product engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy and oil and gas industries, as well as on municipal water and wastewater customers. Over the past few years, we have benefited from demand for more efficient and more environmentally friendly energy and power facilities and from the strength of the oil and gas industry.

Current economic conditions in the United States have affected our business during the past year, especially in our Industrial business in California and our water and wastewater business in Florida.  While we currently have adequate backlog and projects to bid, we are uncertain as to how the current economy will impact our clients.  Factors outside of our control may affect the number and size of contracts awarded to us in any particular period.  It is possible that the current uncertainty for our business will continue as the impact of the American Recovery and Reinvestment Act (“ARRA”) of 2009 wanes and Federal highway funding legislation continues to be nearly non-existent.

Seasonality and cyclicality

Our operating results can be subject to seasonal and cyclical variations. Weather, particularly rain, can impact our ability to perform construction work. Our clients’ budget cycles also may have an impact on the timing of project awards. Accordingly, our financial condition and operating results may vary from quarter-to-quarter.  Absent the awarding of a large project, the combination of weather and budget cycles suggest that revenues tend to be lowest in the first quarter of the year.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$230,357	100.0%	$106,611	100.0%
Gross profit	27,880	12.1%	20,154	18.9%
Selling, general and administrative expense	14,580	6.3%	7,266	6.8%
Operating income	13,300	5.8%	12,888	12.1%
Other income (expense)	(81)	0.0%	961	0.9%
Income before income taxes	13,219	5.8%	13,849	13.0%
Income tax provision	(5,642)	(2.5)%	(5,123)	(4.8)%
Net income from continuing operations	$7,577	3.3%	$8,726	8.2%

Revenues, gross profit, operating income and net income for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010		2009
	(Thousands, except per share amounts)	% of Revenue	(Thousands, except per share amounts)	% of Revenue
Revenues	$608,526	100.0%	$349,771	100.0%
Gross profit	78,989	13.0%	55,403	15.8%
Selling, general and administrative expense	43,849	7.2%	22,825	6.5%
Operating income	35,140	5.8%	32,578	9.3%
Other income (expense)	4	—%	4,466	1.3%
Income before income taxes	35,144	5.8%	37,044	10.6%
Income tax provision	(13,782)	(2.3)%	(14,077)	(4.0)%
Net income from continuing operations	$21,362	3.5%	$22,967	6.6%

Revenues for the three months ended September 30, 2010 were $230.4 million, an increase of $123.7 million or 116.1%, compared to the same period in 2009.   The increase in revenues was due primarily to the acquisition of JCG and Cravens in the fourth quarter 2009, which contributed $120.2 million for the three months ended September 30, 2010.  Revenues for the nine months ended September 30, 2010 were $608.5 million, an increase of $258.8 million, or 74.0%, compared to the same period in 2009.  The acquired businesses contributed $329.1 million for the nine months ended September 30, 2010.  Excluding the impact of the acquired businesses, revenues for the three months ended September 30, 2010 increased by $3.6 million, and declined by $70.3 million for the nine months ended September 30, 2010, compared to the same period a year ago.  The decreased revenues were across most business lines, but especially in oil and gas pipeline, parking structures and industrial projects in the West Construction segment.  This reflects the impact of a significant decrease of projects that were awarded in 2009.

Gross profit increased by $7.7 million, or 38.3% for the three months ended September 30, 2010 and increased by $23.6 million, or 42.6%, for the nine months ended September 30, 2010 compared to the same periods in 2009.  This was due primarily to a $12.3 million and $34.3 million profit contribution from our recent acquisitions in the East Construction Services segment for the three and nine months ended September 30, 2010, respectively.

Gross profit as a percent of revenues decreased to 12.1% for the three months ended September 30, 2010 and 13.0% for the nine months ended September 30, 2010, respectively, compared to 18.9% and 15.8% in the same periods of 2009, respectively. The margins were primarily impacted by the typically lower margin percentages on JCG’s heavy civil projects and the lower utilization of equipment and manpower in the West Construction segment.

Geographic areas financial information

Revenue by geographic area for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$593,458	97.5%	$332,952	95.2%
Non—United States	15,068	2.5%	16,519	4.8%
Total revenues	$608,526	100.0%	$349,771	100.0%

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$126,876		$13,830
Gross profit	12,889	10.2%	1,383	10.0%

	Nine Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$351,583		$42,028
Gross profit	36,103	10.3%	4,441	10.6%

Revenue for the East Construction Services segment increased by $113.0 million and $309.6 million, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009.  This increase was due to the addition of $120.2 million and $329.1 million in revenues attributable to the acquisition of JCG and Cravens in the fourth quarter 2009.  This was partially offset by $7.2 million and $19.5 million decrease in revenue for the three and nine month periods ended September 30, 2010, primarily as a result of reduced revenues on Florida water and wastewater projects.

Gross profit for the East Construction Services segment increased by $11.5 million and $31.7 million for the three and nine months ended September 30, 2010, respectively, primarily as a result of the $12.2 million and $33.0 million gross margin contribution from the JCG acquisition compared to those of the water and wastewater projects in the same periods in 2009, respectively.  Included in the gross profit amount is intangible amortization expense related to the JCG acquisition of $0.5 million for the three months and $1.7 million for the nine months ended September 30, 2010, respectively.

Gross profit as a percent of revenues increased to 10.2% during the three months ended September 30, 2010 from 10.0% in the prior year quarter, reflecting the increased margin percentages realized on JCG projects.  For the nine months ended September 30, 2010, gross profit as a percent of revenues decreased to 10.3% compared to 10.6% in the same period in the prior year due to the typically lower margin percentages on JGC’s projects.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$86,594		$80,933
Gross profit	12,689	14.7%	17,449	21.6%

	Nine Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$216,302		$263,765
Gross profit	35,081	16.2%	46,664	17.7%

Revenue for the West Construction Services segment increased by $5.7 million, or 7.0%, and decreased by $47.5 million, or 18.0%, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase in the quarter ended September 30, 2010 as compared to the same period in 2009, was due to an increase in California underground water and sewer project work of $10.1 million, partially offset by a decrease in activity in the horizontal directional drilling projects and parking structure business.  The decrease for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a decline in project revenues from oil and gas pipelines of $20.8 million, power plant projects of $12.3 million and parking structure projects of $14.7 million.

Gross profit for the West Construction Services decreased by $4.8 million, or 27.3%, for the three months ended September 30, 2010 primarily as a result of a decline in gross profit of $2.0 million related to oil and gas pipeline projects and a decline of gross profit of $1.7 million in power plant projects, because of high profit margins in the same period of 2009.  Gross profit for the nine months ended September 30, 2010 decreased by $11.6 million, or 24.8%, compared to the same period in 2009.  Lower business volume accounts for $7.7 million of the gross profit decrease. The balance of the decrease was due to lower equipment and manpower utilization, primarily in the first quarter of 2010.

Gross profit as a percent of revenues decreased to 14.7% during the three months ended September 30, 2010 from 21.6% in the prior year quarter, reflecting high margins in the third quarter of 2009 primarily as a result of the completion of several higher margin projects in the previous year.  For the nine months ended September 30, 2010, gross profit as a percent of revenues decreased to 16.2% compared to 17.7% in the same period in the prior year primarily due to the completion of several higher margin projects in the third quarter 2009.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$16,887		$11,848
Gross profit	2,302	13.6%	1,322	11.2%

	Nine Months Ended September 30,
	2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$40,641		$43,978
Gross profit	7,805	19.2%	4,299	9.8%

Revenue for the Engineering segment increased by $5.0 million, or 42.5%, for the three months ended September 30, 2010, compared to the same period in 2009, due to several new projects begun in the first six months of 2010. Revenue for the nine months ended September 30, 2010 decreased by $3.3 million, or 7.6%, compared to the same period in 2009.  This decrease was due to slower activity in the first and second quarters of 2010, compared to the same periods in 2009.

Gross profit for the Engineering segment for the three months ended September 30, 2010 increased to $2.3 million from $1.3 million for the same period in 2009, an increase of $1.0 million.  Gross margin as a percent of revenues was 13.6% compared to 11.2% for the same period in 2009.  The increase was due primarily to the contribution from several higher than historical margin projects for the three months ended September 30, 2010.

Gross profit for the nine months ended September 30, 2010 increased $3.5 million over the same period in 2009, with gross profit as a percent of revenues increasing to 19.2% from 9.8% in the prior year.   A significant portion of the increase was due to improvements in the final costs of several complex projects completed in 2010 compared to the estimated costs for these projects identified in the prior year.  These improvements resulted in a favorable impact to gross profit of $1.9 million for the nine months ended September 30, 2010.  Excluding the impact of these projects, gross profit for the current nine month period was $5.9 million, a net decrease of $0.3 million compared to the same period in the prior year.  Excluding the impact of the reversal, gross profit as a percentage of revenues was 14.6% for the nine months ended September 30, 2010 compared to 14.0% for the same period in 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $7.3 million, or 100.7%, for the three months ended September 30, 2010 compared to the same period in 2009. Of the increased amount, approximately $5.7 million was added by the acquisitions of JCG and Cravens, including $0.9 million for amortization of intangible assets. The balance of the increase of $1.6 million was due primarily to recording $0.1 million gain on the sale of equipment during the three months ended September 30, 2010 compared to $1.7 million recorded during the same period in 2009.

SG&A increased by $21.0 million, or 92.1%, for the nine months ended September 30, 2010 compared to the same period in 2009.  A total of $16.4 million of the increase was due to the acquisitions of JGC and Cravens during the fourth quarter of 2009, including $2.6 million for amortization of intangible assets.  The remaining increase of $4.6 million was primarily due to lower overhead recovery allocation of $2.0 million as a result of reduced Engineering and non-JCG East Construction Segment activities, decreased gain on the sale of equipment of $1.9 million, and increased professional fees incurred as a result of the acquisitions of JCG of $1.0 million.

SG&A as a percentage of revenue decreased to 6.3% for the three months ended September 30, 2010, from 6.8% for the same period in 2009 and increased to 7.2% for the nine months ended September 30, 2010 compared to 6.5% for the same period in the prior year.  Excluding the impact of amortization of intangible assets for the 2009 acquisitions, SG&A as a percentage of revenues was 5.9% and 6.8% for the three and nine months ending September 30, 2010, respectively.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$1,366	$1,439
Foreign exchange gain (loss)	80	(170)
Other income (expense)	(333)	—
Interest income	151	90
Interest (expense)	(1,345)	(398)
Total other income	$(81)	$961

	Nine Months Ended September 30,
	2010	2009
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$4,090	$5,342
Foreign exchange gain	266	33
Other expense	(964)	—
Interest income	484	554
Interest expense	(3,872)	(1,463)
Total other income	$4	$4,466

For the three months ended September 30, 2010, income from non-consolidated joint ventures was $1.4 million which was primarily due to income from the St.-Bernard Levee Partners joint venture, a construction project near New Orleans, Louisiana.  Income from non-consolidated joint ventures for the same period in 2009 amounted to $1.4 million, which consisted of income of $1.5 million from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California and a loss of $0.1 million from All Day Electric, an electrical construction company in Northern California.

Income from non-consolidated joint ventures for the nine months ended September 30, 2010 of $4.1 million included $4.4 million from the St.-Bernard Levee Partners joint venture, a loss of $0.1 million for All Day Electric, and $0.1 million loss from Wespac Energy, a developer of pipeline and terminal projects in which the Company acquired a 50% interest in July 2010.  Income for the same period in 2009 was $5.3 million, which included $6.5 million from the OMPP joint venture, reduced by a loss of $0.2 million from All Day Electric and the $1.0 million reserve recorded for a foreign operation which was sold in the fourth quarter of 2009.

Foreign exchange gains for both the nine months ended September 30, 2010 and for the same period in 2009 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Other expense reflects the change in the estimated fair value of the contingent earnout liabilities resulting from the acquisitions of JCG and Cravens in the fourth quarter 2009, which amounted to an expense of $0.3 million for the three months and $1.0 million during the nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2010, interest expense was $1.3 million and $3.9 million, respectively, compared to $0.4 million and $1.5 million for the same periods in 2009.  The increase over both the prior periods was due primarily to interest payments due on the subordinated debt related to the JCG acquisition.

Provision for income taxes

Our provision for income tax increased $0.5 million for the three months ended September 30, 2010 to $5.6 million, and decreased $0.3 million for the nine months ended September 30, 2010 to $13.8 million, compared to the same periods in 2009.  The tax rate applied in the three months ended September 30, 2010 was 42.7% as compared to 37.0% for the same period in 2009, and 39.2% for the nine months ended September 30, 2010 compared to 38.0% for the same period in 2009.  A change in tax rates used depends on a combination of factors, including our estimated full year results and assumptions of our mix of revenues and profits in the various tax jurisdictions throughout the USA and Canada. Additionally, for the three months ended September 30, 2010, we recorded a one time tax charge of $0.8 million.  This charge consists of truing up the tax returns filed for the year ended December 31, 2009 and calculating the look back interest payable on completed lump-sum projects with a sales price in excess of $1 million, and duration of more than two years.

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

At September 30, 2010, our balance sheet included net cash and investments of $107.6 million, consisting of net cash of $81.6 million, and $26.0 million in short-term investments.  We currently have the following credit facilities:

•                  a $20 million credit facility which expires on October 28, 2013, under which we can issue letters of credit for up to $15 million.  At September 30, 2010, we have issued letters of credit of $4.3 million on this facility, resulting in $15.7 million in available borrowing capacity;

•                  a credit facility of $15 million, with the full borrowing amount available at September 30, 2010, which expires on October 27, 2011; and

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At September 30, 2010, $5.0 million of letters of credit (Canadian dollars) were outstanding, with $5.0 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands)
Change in cash:
Net cash provided by operating activities	$10,121	$22,326
Net cash used in investing activities	(29,480)	5,193
Net cash provided by (used in) financing activities	11,823	(18,190)
Net cash used by discontinued operations	(874)	(2,920)
Net change in cash	$(8,410)	$6,409

Operating activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands)
Operating Activities:
Operating Income	$35,140	$32,578
Depreciation	12,575	5,918
Amortization of intangible assets	4,291	28
Gain on sale of property and equipment	(1,352)	(3,183)
Net deferred tax	(1,598)	(591)
Changes in assets and liabilities	(30,511)	(871)
Non-consolidated entity distributions	8,480	3,400
Foreign exchange gain	266	33
Other income (expense)	(964)	—
Change in contingent earnout liabilities	964	—
Interest income	484	554
Interest expense	(3,872)	(1,463)
Provision for income taxes	(13,782)	(14,077)
Net cash provided by operating activities	$10,121	$22,326

Cash flow provided by operating activities for the nine months ended September 30, 2010 decreased by $12.2 million compared to the same period in 2009 due primarily to the increased use of cash related to changes in assets and liabilities of $29.5 million. This was partially offset by an increase in depreciation and amortization of intangible assets of $10.9 million as a result of the contribution of the JCG acquisition and interest expense of $2.4 million.

The changes in assets and liabilities decreased operating cash flow by $30.5 million in the nine months ended September 30, 2010, primarily as a result of the acquisition of JCG.  The JCG acquisition increased accounts receivable by $35.4 million, offset by a $9.1 million increase in accounts payable, for a net increase of working capital of $26.3 million.

The components of the $30.5 million change in assets and liabilities, including the impact of the JCG acquisition, are included in the consolidated statements of cash flow. The following summarizes the significant changes:

•                  a $40.5 million increase in accounts receivable. At September 30, 2010, accounts receivable represented 27.9% of total assets.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•                  a $14.2 million increase in accounts payable (including $9.1 million increase due to the JCG acquisition);

•                  costs and estimated earnings in excess of billings increased by $11.9 million;

•                  billings in excess of costs and estimated earnings increased by $8.3 million;

•                  inventory, prepaid expenses and other current assets increased by $4.7 million;

•                  other long-term liabilities increased by $4.0 million;

•                  accrued expenses and other current liabilities increased by $2.4 million; and

•                    a $2.3 million increase in customer retention deposits.

Investing activities

During the nine month ended September 30, 2010, we purchased property and equipment for $17.8 million in cash, compared to $8.0 million during the same period in 2009. These purchases were principally for construction equipment, including the purchase of an equipment yard for $7.3 million in the Los Angeles area.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we sold $4.1 million in short term investments during the nine months ended September 30, 2010. Our short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) program to provide FDIC backing of the CDs.

In July 2010, we acquired a 50% interest in Wespac Energy, LLC for $18.1 million, which develops pipeline and terminal projects in the United States, Canada and Mexico.  The investment is being accounted for under the equity method and is included on the balance sheet as investment in non-consolidated entities at September 30, 2010.

Financing activities

Financing activities provided $11.8 million of cash during the nine months ended September 30, 2010. Significant transactions using cash flows from financing activities included:

•                    Proceeds from $20.0 million in long term debt for equipment financing.  We secured these borrowings with existing equipment.

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

•                  $10.1 million in repayment of long-term debt and capital leases during the nine months ended September 30, 2010.

•                    $10.4 million in payment of the subordinated note related to the JCG acquisition.

•                  $3.2 million was paid as dividends to our stockholders during the nine months ended September 30, 2010, representing an annualized dividend rate of $0.10 per share of common stock (or $0.075 per share of common stock for the nine months ended September 30, 2010).

•                  $17.8 million was received upon the conversion of warrants to common stock during the nine months ended September 30, 2010.

Capital requirements

We believe that we will be able to support our ongoing working capital needs for the next twelve months using cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities.

Common stock

On July 31, 2008, the Company completed the merger (“Merger”) of Rhapsody Acquisition Corp. (the Company’s former name) and Primoris Corporation, a privately held Nevada corporation (“Former Primoris”).  The July 2008 merger agreement provided that the Former Primoris stockholders would receive up to an additional 5.0 million shares of the Company’s common stock, contingent upon the combined company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestones for both 2009 and 2008.  As a result, 2.5 million shares of common stock were issued to Former Primoris stockholders in March 2009 and 2.5 million shares of common stock were issued to Former Primoris stockholders in March 2010.

As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into an aggregate of 8.18 million shares of common stock.

At September 30, 2010, there were 806,870 warrants outstanding to purchase the Company’s common stock.  Each warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010 at 5:00 PM EDT (“Warrant”), unless earlier redeemed by the Company.  From July 1, 2010 through September 30, 2010, a total of 2,742,154 warrants were exercised, with an additional 773,126 warrants exercised on October 1, 2010, resulting in cash proceeds paid to the Company of $17,576,400.  The remaining 33,744 warrants expired unexercised on October 2, 2010.

On September 7, 2010, the Company adopted a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of Warrants.  From September 7, 2010 through the plan termination date of September 28, 2010, the broker completed the repurchase of 245,846 Warrants in accordance with the plan for $277,000.

At September 30, 2010, the Company had 450,000 Unit Purchase Options (“UPO”) outstanding.  Each UPO entitled the holder to purchase one unit, comprised of one share of common stock and one Warrant, at a price of $8.80 per unit.  The Warrants underlying the UPO’s also expired on October 2, 2010.  As a result, the UPO’s, which will expire on October 2, 2011, now entitle the holder to purchase one share of common stock at a price of $8.80 per share.

Credit agreements

On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35.0 million.  The Agreement was amended on September 30, 2010 to extend the maturity dates of the two revolving loans provided under the Agreement.  The maturity dates, as amended, are as follows:

•                  a revolving loan in the amount of $20.0 million (the “Revolving Loan A”), with a maturity date of October 26, 2013; and

•                  a revolving loan in the amount of $15.0 million (the “Revolving Loan B”), with a maturity date of October 26, 2011.

The Lender has agreed to issue for our account letters of credit of up to $15.0 million under Revolving Loan A.  At September 30, 2010 and December 31, 2009, total commercial letters of credit outstanding under Revolving Loan A totaled $4.3 million and $0.85 million, respectively.  There were no other borrowings under these two lines during the nine months ended September 30, 2010, leaving available borrowing capacity under Revolving Loan A at $15.7 million and $15.0 million under Revolving Loan B.  The letters of credit may from time to time cover the risk of insurance deductible programs and can be drawn upon by the insurance company if we fail to pay the deductible of certain insurance policies in case of a claim.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with its restrictive covenants as of September 30, 2010.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10.0 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2010, total commercial letters of credit outstanding under this credit facility totaled $5.0 million in Canadian dollars and $5.5 million in Canadian dollars at December 31, 2009.  As of September 30, 2010, the available borrowing capacity under this credit facility was $5.0 million in Canadian dollars.

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

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5.6 million under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit, and is recorded as a prepaid asset on the Company’s balance sheet.

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

We lease properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas for SIGI.  During the nine months ended September 30, 2010 and 2009, we paid $0.67 million and $0.61 million, respectively, in lease payments to SIGI for the use of these properties. These leases with SIGI were entered into on similar terms that we believe would have been negotiated with an independent third party.  Also, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada.  During the nine months ended September 30, 2010 and 2009, we paid $0.19 million and $0.26 million, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property began in October 2005 and has been renewed and extended until December 31, 2014.

We own several non-consolidated investments and we recognized revenues on work performed for those joint ventures.  ARB recognized $0.08 million and $13.2 million in project revenues during the nine months ended September 30, 2010 and 2009, respectively, on the OMPP joint venture. ARB also recognized $1.3 million and $1.0 million in project revenues during the nine months ended September 30, 2010 and 2009, respectively on the All Day joint venture.

Contractual obligations

At September 30, 2010, we had $54.7 million of outstanding debt and capital lease obligations, and $43.1 million of subordinated debt.

A summary of contractual obligations at September 30, 2010 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$54,660	$12,047	$24,462	$15,334	$2,817
Interest on debt and capital lease obligations	6,531	2,500	3,177	731	123
Subordinated debt	43,116	23,952	19,164	—	—
Interest on subordinated debt	3,201	1,886	1,315	—	—
Equipment operating leases	5,565	3,928	1,637	—	—
Real property leases	11,123	1,900	2,506	1,916	4,801
Real property leases—related parties	7,254	1,138	2,372	1,985	1,758
	$131,450	$47,351	$54,633	$19,966	$9,499

Stand-by letters of credit	$9,292	$2,147	$3,383	$3,762	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At September 30, 2010, we had letters of credit outstanding of $9.3 million.

•                  Equipment operating leases with a balance of $5.6 million at September 30, 2010.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2010 we had $902.4 million in outstanding bonds.

Backlog

In the industries in which we operate, backlog can be considered an indicator of potential future performance because it represents a portion of the future revenue stream. Different companies in our industry define backlog differently. We consider backlog as the anticipated revenue from the uncompleted portions of existing contracts. We calculate backlog differently for different types of contracts. For our fixed price and fixed unit price contracts, we include the full remaining portion of the contract in our calculation. We do not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog, as their ultimate revenue amount is difficult to determine.

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

At September 30, 2010, our total backlog was $967.5 million representing an increase of $172.1 million, or 21.6%, from our total backlog of $795.4 million at December 31, 2009. We expect that approximately $187.3 million, or 19.4%, of the total backlog at September 30, 2010, will be recognized as revenue during the remainder of 2010, with $107.2 million expected for the East Construction segment, $67.6 million for the West Construction segment and $12.5 million for the Engineering segment.

Backlog by operating segment at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		As Adjusted (1) December 31, 2009		As Reported December 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Thousands, except % amounts)
Segment:
East Construction Services	$649,355	67.1%	$572,545	74.8%	$572,545	72.0%
West Construction Services	271,149	28.0%	136,722	17.9%	166,822	21.0%
Engineering	47,026	4.9%	56,012	7.3%	56,012	7.0%
	$967,530	100.0%	$765,279	100.0%	$795,379	100.0%

(1)                      In July 2009, we announced demobilization of a construction project at Chevron Corp’s Richmond Refinery located on Contra Costa, California.  The project was performed under a contract from Praxair, Inc. At December 31, 2009, approximately $40 million was included in the backlog amount shown for West Construction Services segment.

In April 2010, the California Court of Appeals ruled that there were deficiencies in the Environment Impact Report for the project, and at the same time, Praxair, Inc. provided us with a notice of termination for the project.  In accordance with the terms of our contract, the project converted from a fixed price contract to a reimbursed cost plus margin contract.  Due to the termination, we adjusted our cost estimates for the contract and reduced the contingent amounts normally associated with fixed price contracts, which resulted in a reduction of approximately $30 million in our backlog amount at December 31, 2009, as set forth in the table above.  In the nine months ended September 30, 2010, we recognized revenues of $10.1 million related to this project and at September 30, 2010 have a remaining backlog amount of $0.01 million for this project.

In accordance with the terms of the contract, Praxair, Inc. has engaged a firm to perform an audit of the costs related to the project.  We do not anticipate that the results of the audit will have a material impact on our financial condition, results of operations and cash flows.

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2010 and December 31, 2009 due to the generally short maturities of these items. At September 30, 2010, we invested primarily in short-term dollar denominated bank deposits. We expect to hold our investments to maturity.

At September 30, 2010, all of our long-term debt was under fixed interest rates.

At September 30, 2010, we had no derivative financial instrument for the purpose of hedging future currency exchange rates in Canadian dollars. We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2010, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “ Risk Factors “ in our Annual Report on Form 10-K for the year ended December 31, 2009, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2010, we adopted a Rule 10b5-1 trading plan with CJS Securities, Inc. to facilitate the repurchase of up to $2.0 million of our common stock purchase warrants (“Warrants”).  Each Warrant entitled the holder to purchase one share of our common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010, unless earlier redeemed.

The following lists the purchases made:

	(a)	(b)	(c)	(d)
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	—	—	—	$—
August 1, 2010 through August 31, 2010	—	—	—	$—
September 1, 2010 through September 30, 2010	245,846	$1.13	245,846	$—

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

PRIMORIS SERVICES CORPORATION

Date: November 9, 2010	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer