Form 10-K
period 2010-12-31
Primoris Services Corp
filed 2011-03-16
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4743916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 740-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $138.8 million based upon the closing price of such common equity as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 11, 2011, there were 49,359,600 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2011 Annual Meeting of Stockholders and to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the larger specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater and product engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. Primoris or its predecessor companies have been in business since 1946, and the Company has been incorporated in Delaware since 2006.  Since our inception, we have actively pursued a diversification and expansion strategy.   For most of our history, substantial portions of our activities were performed in the western United States, primarily in California.

Starting in the early 2000s, we expanded our services through a start-up business and a series of acquisitions.  We began to provide engineering design services for fired heaters and furnaces primarily used in refinery applications through a newly formed subsidiary, Onquest, Inc. which acquired a Canadian subsidiary, Born Heaters, ULC. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in the southeast United States, and we have strategic presences in Texas through our subsidiaries Cardinal Mechanical and Cravens Services, Inc.

As discussed below, we became a publicly traded company in 2008, and since that time we have completed two significant acquisitions which have more than doubled the size of the company while significantly increasing our service capabilities and geographic footprint.  On December 18, 2009, the Company acquired James Construction Group, LLC, a Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

On November 8, 2010, the Company entered into an agreement (the “Rockford Agreement”) to acquire privately held Rockford Corporation (“Rockford”).  Upon completion of the transaction on November 12, 2010, Rockford became our wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in large diameter natural gas and liquid pipeline projects and related facilities construction.

The July 2008 Merger

Rhapsody Acquisition Corp. (“Rhapsody”) was founded as a blank check company on April 24, 2006 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On October 10, 2006, Rhapsody closed its initial public offering and raised cash to affect a transaction. On February 19, 2008, Rhapsody entered into an Agreement and Plan of Merger (“Merger Agreement”) with Primoris Corporation, a privately held Nevada corporation (“Former Primoris”), and certain stockholders of Former Primoris. On July 31, 2008, with the consent of both the Rhapsody stockholders and the stockholders of Former Primoris, the merger was completed. In connection with the merger, Rhapsody changed its name to “Primoris Services Corporation”, and the common stock has traded since August 4, 2008 on the NASDAQ Global Market under the symbol “PRIM”. While Rhapsody was the surviving legal entity in the merger, Former Primoris was treated as the acquiring entity for accounting purposes.

As part of the merger, holders of all of the issued and outstanding shares of common stock of Former Primoris and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”) received an aggregate of (i) 24,094,800 shares of our common stock at the closing of the merger plus (ii) the right to receive 2,500,025 additional shares of our common stock for the fiscal year ending December 31, 2008 and 2,499,975 shares for the fiscal year ending December 31, 2009 for a total of 5,000,000 additional shares, provided that we achieved specified financial milestones. Of the 24,094,800 shares of common stock issued at the closing of the merger, 1,807,110 were placed into escrow to provide funds to satisfy Rhapsody’s rights to indemnification under the Merger Agreement.  The Company achieved the specified financial milestone for 2008 and 2009 and consequently, 2,500,025 shares were issued to the Former Primoris stockholders in 2009 and 2,499,975 shares were issued in 2010.

Services

Prior to January 1, 2010, the Company reported two operating segments:  the Construction Services segment and the Engineering segment.  As a result of the acquisition of JCG and changes in our management structure, the Company changed the reportable operating segments on January 1, 2010 by separating the former Construction Services segment into two separate segments. The prior year information for the Construction Services segment has been reclassified into the new segments. The three new segments are East Construction Services, West Construction Services and Engineering.

East Construction Services represented 51.0% of revenues for 2010 and 14.8% of revenues for 2009.   West Construction Services represented 42.7% of revenues for 2010 and 72.9% in 2009.  Engineering represented approximately 6.3% of revenues in 2010 and 12.3% in 2009.

With respect to industry trends, we continue to operate in a challenging business environment with increasing regulatory requirements and only gradual recovery in the economy and capital markets from the recessionary levels of the past two years.  Economic and regulatory issues have adversely affected demand for our services, and demand may continue to be impacted as conditions slowly improve. Therefore, we cannot predict the timing or magnitude that industry trends may have on our business, particularly in the near-term.

Range of Services — East and West Construction Services

Both of our construction services segments provide a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. These services include:

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

•                  Providing installation of complex commercial and industrial cast-in-place structures; and

•                   Providing construction of highways and industrial and environmental construction.

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical, L.P. and Cravens.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB, Inc., ARB Structures, Inc. and Stellaris, LLC.  Additionally, the results of Rockford for the period November 1, 2010 through December 31, 2010 are included in the West Construction Services segment.

Engineering

The Engineering segment remained unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

Trends

We continue to operate in a challenging business environment with increasing regulatory requirements and only gradual recovery in the economy and capital markets from the recessionary levels of the past two years.  Economic and regulatory issues have adversely affected our customers and have affected demand for our services, and demand may continue to be impacted as conditions slowly improve. Therefore, we cannot predict the timing or magnitude that industry trends may have on our business, particularly in the near-term.

A significant contributor to the revenue and profitability of the West Construction Services segment is construction of electrical power generation facilities.  Demand for electric power is expected to grow, especially in large population centers, such as California.  That demand may be met by renewable energy sources, such as solar power, or by converting current facilities to more efficient sources of power.  We expect that this continuing demand growth will provide significant opportunities for our construction services.

For our underground services, we expect that the opportunities for natural gas pipelines will increase over the long-term.   Development of gas shale formations throughout North America has resulted in a significant increase in the natural gas supply, leading to a reduction in natural gas prices from the levels in the 2003 to 2008 period.   As one of the cleanest-burning fossil fuels, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment.  The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. In addition, as renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas may well be the fuel used to provide backup power generation.  The existing pipeline infrastructure may be insufficient to meet the growing natural gas demand that could lead to opportunities for new pipeline construction.  We also believe that the regulations enacted by the U.S. Department of Transportation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements and similar state regulations will increase the demand for our underground services.

Our highway construction services will find a challenging market in the near-term.  Declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue.  Offsetting these challenges is the need for continuing highway infrastructure and the perception of federal and state funding of transportation projects as an investment in infrastructure.

Strategy

Our strategy emphasizes the following key elements:

•                  Diversification through Controlled Expansion.  We continue to emphasize both the expansion of services beyond our traditional focus and the addition of new customers. In December 2009, we completed the acquisition of JCG and in November 2010 we completed the acquisition of Rockford as part of this strategy.  We will continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. Our strategy also considers potential selective expansion to new geographic regions.

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

•                  Selective Bidding.  We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives, or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets.  We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can position ourselves so that we compete with other strong, experienced bidders.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Customers

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  With the December 2009 acquisition of JCG, we have expanded our customer base to include a significant presence in the Gulf Coast region of the United States and with the November 2010 acquisition of Rockford, expanded to include the Pacific Northwest area of the United States. The JCG acquisition also changed the composition of our customer base with a significant increase in public state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from three months, to as long as 36 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Duke Energy, Conoco Phillips, British Petroleum, Pacific Gas & Electric, Sempra Energy, Williams, Valero, Chevron, Calpine, Kinder Morgan and El Paso Corporation.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2010	2009	2008
Gas and electric utility	7.3%	14.4%	7.6%
Gas and electric utility	*	11.9%	*
Gas utility	*	9.1%	*
Gas utility (Ruby Pipeline Project)	8.4%	*	*
Louisiana DOT	20.5%	*	*
Public state agency	5.0%	*	*
Engineering contractor	*	*	9.9%
Engineering contractor	*	*	11.3%
Totals	41.2%	35.4%	28.8%

(*)                                 Indicates customers with 5% or less of revenues during such period.

For the year ended December 31, 2010, approximately 55.0% of total revenues were generated from the Company’s top ten customers. Additionally, approximately 25.0% of the Company’s accounts receivable were due from one customer. For the year ended December 31, 2010, the Company earned approximately 8.4% of its total revenue from this customer.

Management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships are long-term.   Operating unit managers are also responsible for pursuing growth opportunities with prospective new customers.

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of strategic alliance or long-term maintenance agreements.

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2010:

Segment	Project	Location	Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2010
			(Millions)		(Millions)
Construction Services	Ruby pipeline — 126 miles/42”	NV/OR	$162.0	06/2010	$0.0
Construction Services	Parking Structure	Long Beach, CA	$38.0	12/2011	21.0
Construction Services	296 MW Comb. Cycle Plant	Lodi, CA	$100.0	07/2012	87.0
Construction Services	144 MW Comb. Cycle Plant	El Centro, CA	$89.0	05/2012	74.0
Construction Services	I12 Design Build	Baton Rouge, LA	$110.0	11/2011	67.0
Construction Services	Causeway Blvd Exchange	Metarie, LA	$52.0	03/2012	34.0
Construction Services	LA1 Bridge	Lafourche Parish, LA	$138.0	11/2011	57.0
Engineering	Waste Heat Recovery	Australia	$32.0	09/2011	22.0

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

Geographic Areas — Financial Information

The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2010, 2009 and 2008, and the total assets located in those countries for the years ended December 31, 2010 and 2009. Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our office in Calgary, Canada, but relates to specific projects in other countries, especially in the Far East and Australia.  In December 2009, we discontinued all operations in Ecuador and in February 2010, entered into an agreement for the sale of the Ecuador business. As a result, the table below does not include the information attributable to our discontinued Ecuador subsidiary.

	Year Ended December 31,						Total Assets at
	2010		2009		2008		December 31,
Country	Revenue	%	Revenue	%	Revenue	%	2010	2009
	(Thousands)		(Thousands)		(Thousands)		(Thousands)	(Thousands)
United States	$920,051	97.7	$445,979	95.5	$577,090	96.5	$692,759	$465,025
Non-United States	21,714	2.3	21,031	4.5	20,732	3.5	11,457	11,002
TOTAL	$941,765	100.0	$467,010	100.0	$597,822	100.0	$704,216	$476,027

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Risks Attendant to Foreign Operations

International operations are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. In 2010, as set forth in the table above, approximately 2.3% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.

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

During the years 2005 through 2009, the Company had operations in Ecuador.  In December 2009, management determined that the Ecuador operations would be discontinued and the business sold.  Refer to Note 10 “Discontinued Operations” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion.

Contract Provisions and Subcontracting

The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee.  A substantial portion of our revenue is derived from contracts that are fixed price or fixed unit price contracts. Under a fixed price contract, we undertake to provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. The materials required under a fixed price contract, such as pipe, turbines, boilers and vessels are often supplied by the party retaining us. Under a fixed unit price contract, we are committed to providing materials or services required by a project at fixed unit prices. While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the party retaining us, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us.

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

All government contracts and many other contracts provide for termination of the contract for the convenience of the party. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. To date, these provisions have not materially adversely affected us.

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. While we subcontract specialized activities such as blasting, hazardous waste removal and electrical work, we perform most of the work on our projects with our own resources, including labor and equipment.

Our gas distribution services are typically provided pursuant to renewable contracts on a “unit-cost” basis. Fees on unit-cost contracts are negotiated and are earned based on units completed. Historically, substantially all of the gas distribution customers have renewed their maintenance contracts. Facilities maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates.

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the States of California and Louisiana, we self-insure our workers’ compensation claims in an amount of up to $250,000 and $150,000, respectively, per occurrence, and we maintain insurance covering larger claims. Management believes our insurance programs are adequate.

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

Environmental Matters and Climate Change Impacts

We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing.

In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business and results of operations. Our contracts with our customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services.  From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations to date and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Climate change could also affect our customers and the types of projects that they award.  Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather.  Reductions in project awards could adversely affect our operations and financial performance.

Employees

We believe that our employees are our most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for over 3,000 hourly employees instills in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2010, we employed approximately 778 salaried employees and approximately 3,256 hourly employees.  These numbers include 56 salaried employees and 980 hourly employees from the November 2010 acquisition of Rockford Corporation. The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2010, the number of hourly employees ranged from approximately 2,000 employees to 3,800 employees.

The following is a summary of employees by function and geography at December 31, 2010:

	CA	OR	NV	FL	TX	LA	Other US	Canada	Total
Salaried	250	34	9	34	129	259	34	29	778
Hourly	695	451	480	92	414	926	198	0	3,256
Total	945	485	489	126	543	1,185	232	29	4,034

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investor Relations” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the “Investor Relations/Corporate Governance” tab.  We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain copies of these items from our website.

We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other information, stockholders should submit a request in writing to Primoris Services, Inc., Attn: Corporate Secretary, 26000 Commercentre Drive, Lake Forest, CA 92630.

This Annual Report on Form 10-K and our website may contain information provided by other sources that we believe are reliable. However, we cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein and should not be considered part of this Annual Report.

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

Risks Related to Our Business and Operations

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year, which may adversely affect the price and value of your common stock.

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

Our business is labor intensive. We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified and skilled personnel in the future. This could lead to a decrease in our overall competitiveness, resulting in an adverse effect on our business, operating results, financial condition and value of your common stock.

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

Our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for workers available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

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

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital.  Our customers may also reduce projects in response to economic conditions.  For example, in 2009 very few power plant construction contracts were bid or awarded in California.  Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have an adverse effect on our financial condition, results of operation and cash flow.

Demand for our services may decrease during economic recessions or volatile economic cycles, and such lack of demand may adversely affect our business.

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

In early 2011, the economy is still recovering from the recent recession and economic growth remains slow. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. The declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers have not fully recovered from the negative impact of the recession. A continued reduction in our customers spending for our services could have a material adverse affect on our operations and our ability to grow at historical levels.

Much of the work that we perform in the highway markets involves funding by federal, state and local governments.  In the current recessionary and political environment, funding for these projects could be reduced significantly, which could have a material adverse affect on our operations and financial results.

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

Our customer base is highly concentrated, with our top ten customers accounting for 55.0% of our revenue in 2010, 58.8% of our revenue in 2009 and 54.7% in 2008. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of several of our customers. Reduced demand for our services or a loss of a significant customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The portion of revenue generated from fixed-price and unit-price contracts for 2010, 2009 and 2008 was 72%, 68% and 67%, respectively. The portion of gross profit generated from fixed-price and unit-price contracts for 2010, 2009 and 2008 was 71%, 55% and 64%, respectively. We must estimate the costs of completing a particular project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.    Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

Depending upon the size of a particular project, variations from the estimated contract costs could have an adverse effect on our financial condition, results of operations and cash flows.

We may lose business to competitors through the competitive bidding processes, which could have an adverse effect on our financial condition, results of operations and cash flows.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid.

We may pay our suppliers and subcontractors before receiving payment from our customers for the related services; we could experience an adverse affect on our financial condition, results of operations and cash flows.

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

As of December 31, 2010, approximately 51% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 30 collective bargaining agreements the Company is a party to, fourteen expire during 2011 and require renegotiation. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flow.

Additionally, our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as endangered, seriously endangered or critical status.  For a plan in critical status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could adversely affect our financial condition or results of operations.  If any plans are in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required. Should we provide in the future a significant amount of services in areas that require us to utilize unionized employees covered by these affected plans, causing us to make substantial contributions, or should a determination be made that plans to which any of our operating units contribute are in a critical status requiring additional contributions, it could adversely affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.

The current presidential administration has expressed strong support for proposed legislation that would create more flexibility and opportunity for labor unions to organize non-union workers. If passed, this legislation could result in a greater percentage of our workforce being subject to collective bargaining agreements.

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

Current or future market conditions, as well as changes in our surety provider’s assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have an adverse effect on our financial condition, results of operations and cash flows.

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

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles ranging from $0.15 million to $0.25 million per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which one of the primary plans is subject to a deductible of $150,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied. Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be materially and adversely affected in a given period.

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. We recorded approximately $32.1 million in goodwill and $15.5 million of intangible assets in connection with the 2010 Rockford acquisition and we recorded approximately $58.1 million in goodwill and $31.7 million of intangible assets based on the application of the acquisition method of accounting in connection with the 2009 acquisition of JCG.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, the accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  At the time of an acquisition, management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator. Any future impairment, including impairments of the goodwill or intangible assets recorded in connection with the acquisitions of Rockford or JCG or any future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.

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

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.  Although we do not expect any material short-term impact on our financial results as a result of the legislation, we cannot determine the extent of any long-term impact from the legislation or any potential changes to the legislation.

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

EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. The portion of revenue generated from EPC contracts for 2010, 2009 and 2008 was 5%, 4% and 8%, respectively. The portion of gross profit generated from EPC contracts for 2010, 2009 and 2008 was 4%, 9% and 3%, respectively. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at certain standards of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have an adverse effect on our financial condition, results of operations and cash flows.

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

Backlog is difficult to determine accurately and different companies within our industry define backlog differently. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our time-and-equipment, time-and-materials and cost-plus contracts, we do not include future revenue in the calculation of backlog, regardless of the duration of the contract. In addition, we work with some of our customers under master service agreements (“MSAs”). We do not include any projected revenue from MSAs in our calculation of backlog.

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

We recognize revenue using the percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is currently standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our financial condition, results of operations and cash flows.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2010, 2009 and 2008 was 76%, 54% and 45%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if such significant projects have not been replaced in the current period.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have an adverse effect on our business and results of operations.

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. In November 2010, we completed the acquisition of Rockford and we completed the JCG acquisition in December 2009.  The two acquisitions and future acquisitions may expose us to operational challenges and risks, including, among others:

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

If we cannot effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process of any acquisition, our business could suffer and our results of operations and financial condition may be negatively affected.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2010, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2010, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business, financial condition, results of operations and cash flows.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our future business could be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is highly dependent on tax credits, the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources.  These standards have initiated significant growth in the renewable energy industry and a potential demand for renewable energy infrastructure construction services. Since renewable energy is generally more expensive to produce, elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect future demand for our services.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2010 and 2009, revenue attributable to our services outside of the United States was approximately 2.3% and 4.5% of our total revenue, respectively. While much of this revenue is derived from the operations of our

Canadian subsidiary, Born Heaters, ULC, actual construction operations have occurred in the several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

•                  Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;

•                  Political and economic instability;

•                  Changes in United States and other national government trade policies affecting the market for our services;

•                  Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (FCPA) and similar non-United States laws and regulations;

•                  Currency exchange rate fluctuations, devaluations and other conversion restrictions;

•                  Restrictions on repatriating foreign profits back to the United States; and

•                  Difficulties in staffing and managing international operations.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. We review foreign operations annually to determine the viability and outlook for those operations.  During the years 2005 through 2009, the Company had operations in Ecuador, and in December 2009, management determined that the Ecuador operations would be discontinued and the business sold. Refer to Note 10 – “Discontinued Operations” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As of December 31, 2010, the Company has 450,000 Unit Purchase Options (“UPO”) outstanding.  Each UPO currently includes the right to purchase one share of common stock for $8.80 per share.  The UPOs expire on October 2, 2011.  The UPOs will likely be exercised only when the market price of our common stock is greater than $8.80 per share.  To the extent such UPOs are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of such shares, as well as the sale of shares in the public market issued pursuant to our 2008 Long-term Incentive Equity Plan could adversely affect the market price of our common stock.

Additionally, as part of the Rockford acquisition, 494,095 shares of common stock will be issued to the Rockford former shareholders as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provides for additional performance targets for 2011 and 2012 and may result in additional shares being issued.  As part of the JCG acquisition agreement, JCG achieved certain financial milestones for the year ending December 31, 2010 and we will issue to the sellers 1,095,602 shares of common stock in the first quarter 2011.  The issuance of these shares will further dilute our stockholders.

The NASDAQ Global Market may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Company is listed on the NASDAQ Global Market exchange, which has certain listing requirements with which we must comply.  If we do not do so, we may be unable to maintain the listing of our securities in the future.

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

Three of our director-officers are significant stockholders, which may make it possible for them to have significant influence over the outcome of matters submitted to our stockholders for approval and their interests may differ from the interests of our other stockholders.

As of December 31, 2010, three of our director-officers and principal stockholders owned an aggregate in excess of 40% of the outstanding shares of our common stock. On his own, Brian Pratt beneficially owned and had the power to vote approximately 34.5% of the outstanding shares of our common stock at December 31, 2010. These stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over, could reduce the market price offered for our common stock in such an event.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

Facilities

In January 2011, our executive offices relocated from Lake Forest in California to Dallas, Texas at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number at our executive office is (214) 740-5600. The East Construction Services segment of our business has regional offices located in Baton Rouge, Louisiana, in Conroe and Pasadena, Texas and in Sarasota and Fort Lauderdale, Florida. The West Construction Services segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon and in Toledo, Washington.   The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.  Most accounting and financial operations remain at our Lake Forest location.

We lease all of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2019.  The aggregate lease payments made for our facilities in 2010 were $3.5 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities, employees and certain construction and transportation equipment from Stockdale Investment Group, Inc. (“SIGI”).  All of these leases were entered into on similar terms as negotiated with an independent third party. Brian Pratt, one of our largest stockholders and our Chief Executive Officer, President and Chairman of the Board of Directors, also holds a majority interest in SIGI and is the chairman and director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2010, 2009 and 2008, we spent approximately $23.6 million, $9.3 million and $10.1 million, respectively, in cash for property and equipment. Additionally, we incurred debt for the acquisition of property and equipment in the amounts of approximately $4.7 million in 2009 and $7.1 million in 2008.  We did not incur any debt for property and equipment in 2010. An estimated breakdown of capital equipment as of December 31, 2010 is as follows:

•                  Heavy construction and specialized equipment—1,467 units, including 423 units of equipment related to the acquisition of Rockford; and

•                  Transportation equipment—1,090 units, including 293 units of equipment related to the acquisition of Rockford.

We believe the ownership of equipment is preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower equipment costs. We attempt to obtain projects that will keep our equipment fully utilized in order to increase profit. All equipment is subject to scheduled maintenance to insure reliability. Maintenance facilities exist at most of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible to supplement equipment income.

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2010 and 2009:

	2010	2009	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$14,415	$5,433	30 years
Leasehold improvements	3,539	3,460	Lease life
Office equipment	1,006	632	3 - 5 years
Construction equipment	148,125	104,337	3 - 7 years
Transportation equipment	16,844	10,538	3 - 18 years
	183,929	124,400
Less: accumulated depreciation and amortization	(60,762)	(31,832)
Net property, plant and equipment	$123,167	$92,568

The amounts shown in 2010 include the addition of property, plant and equipment of $24.1 million as a result of the November 2010 acquisition of Rockford.  The amounts shown in 2009 included the addition of $61.3 million in property, plant and equipment as a result of the December 2009 acquisition of JCG.  For both acquisitions, property plant and equipment additions consisted primarily of construction equipment.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 31, 2008, we merged with Former Primoris, and thereafter our common stock began trading on the NASDAQ Global Market under the symbol “PRIM”. Previously, our common stock traded on the OTC Bulletin Board under the ticker symbol “RPSD”.

We had outstanding 49,359,600 shares of common stock and 82 stockholders of record as of March 11, 2011. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2010 and 2009.

	Market price per Share
	High	Low
Year ended December 31, 2010
First quarter	$8.72	$7.40
Second quarter	$8.37	$5.95
Third quarter	$7.40	$5.65
Fourth quarter	$9.54	$6.77

Year ended December 31, 2009
First quarter	$5.44	$3.25
Second quarter	$7.63	$3.93
Third quarter	$8.00	$6.87
Fourth quarter	$8.40	$7.00

Prior to their expiration on October 2, 2010, the Company had Warrants and Units that were trading under the NASDAQ Global Market under the symbols “PRIMW” and “PRIMU”, respectively.

Dividend Policy

The following table shows cash dividends to our common stockholders declared by the Company during the two years ended December 31, 2010:

Declaration Date	Payable Date	Record Date	Type
March 16, 2009	April 15, 2009	March 31, 2009	$0.025 per share
May 19, 2009	July 15, 2009	June 30, 2009	$0.025 per share
August 7, 2009	October 15, 2009	September 30, 2009	$0.025 per share
November 11, 2009	January 15, 2010	December 31, 2009	$0.025 per share
March 04, 2010	April 15, 2010	March 31, 2010	$0.025 per share
May 11, 2010	July 15, 2010	June 30, 2010	$0.025 per share
August 6, 2010	October 15, 2010	September 30, 2010	$0.025 per share
November 5, 2010	January 15, 2011	December 31, 2010	$0.025 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

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

These securities represent shares of common stock available for issuance under our 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”). The material features of our 2008 Equity Plan are described in Notes 2 and 23 to our consolidated financial statements for the year ended December 31, 2010 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

On September 7, 2010, the Company adopted a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of the Company’s redeemable warrants.  From September 7, 2010 through the plan termination date of September 28, 2010, the broker completed the repurchase of 245,846 warrants in accordance with the plan, for $0.28 million.

On October 2, 2010, all outstanding warrants expired.  A total of 33,744 unexercised warrants expired on that date.

Unregistered Sales of Securities during the Fourth Quarter of 2010

During the fourth quarter of 2010, we completed the acquisition of Rockford for which a portion of the consideration consisted of unregistered securities of the Company. The aggregate consideration paid in this transaction was $35.0 million in cash, $16.7 million in promissory notes, and 1,605,709 shares of common stock.  The shares were valued in the purchase agreement at $7.77 per share, for an aggregate consideration of $64.2 million.

In addition, the Company provided contingent consideration to the sellers if Rockford achieves certain financial performance targets.  The consideration includes the potential issuance of Company common stock.  A total of 494,095 shares of common stock will be issued to the sellers in the first quarter 2011 as a result of meeting the 2010 target. The purchase agreement provides an additional performance target for 2011, which may result in issuing additional shares of common stock.  The number of shares of common stock payable under the contingent consideration for achievement of the 2011 target will be based on share prices of the Company’s common stock in December 2011, under the terms of the purchase agreement.

A total of 1,095,602 shares of the Company’s common stock will be issued to JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target for 2010.  The number of shares was calculated in accordance with the purchase agreement.  There are no further contingent considerations for the JCG acquisition.

All securities listed on the following table are issued shares of our common stock. Contingent consideration not yet issued is not included in the table. We relied on Section 4(2) of the Securities Act, as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration
October 1 through December 31, 2010	1,605,709 common shares	Stockholders of acquired company	Sale of acquired company

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$941,765	$467,010	$597,822	$542,624	$430,006
Cost of revenues	818,976	391,435	527,380	482,556	391,276
Gross profit	122,789	75,575	70,442	60,068	38,730
Selling, general and administrative expense	64,985	34,781	30,544	28,580	25,660
Merger related stock expense	—	390	4,050	—	—
Operating income	57,804	40,404	35,848	31,488	13,070
Other income (expense)	(2,129)	7,707	6,380	(1,856)	1,316
Income from continuing operations, before income taxes	55,675	48,111	42,228	29,632	14,386
Income tax provision	(22,059)	(18,350)	(4,926)	(895)	(1,175)
Income from continuing operations	$33,616	$29,761	$37,302	$28,737	$13,211

Income (loss) from discontinued operations, net of tax—(1)	—	(3,849)	(869)	(1,603)	(11)
Net income (loss)	$33,616	$25,912	$36,433	$27,134	$13,200

Dividends per common share	$0.10	$0.10	$0.05	—	—

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.79	$0.93	$1.42	$1.23	$0.56
Income (loss) from discontinued operations —(1)	$—	$(0.12)	$(0.03)	$(0.07)	$0.00
Net income	$0.79	$0.81	$1.39	$1.16	$0.56

Diluted:
Income from continuing operations	$0.72	$0.86	$1.32	$1.23	$0.56
Income (loss) from discontinued operations —(1)	$—	$(0.11)	$(0.03)	$(0.07)	$0.00
Net income	$0.72	$0.75	$1.29	$1.16	$0.56

Weighted average common shares outstanding:
Basic	42,694	31,937	26,258	23,458	23,402
Diluted	46,878	34,418	28,156	23,458	23,402

Pro Form Data - 2006 to 2008 (unaudited)—(2)
Income from continuing operations, before income taxes, as reported			$42,228	$29,632	$14,386
Pro forma provision for income taxes			(16,797)	(11,794)	(5,726)
Pro forma income from continuing operations			$25,431	$17,838	$8,690
Pro forma income (loss) from discontinued operations — (1)			(592)	(993)	(7)
Pro forma net income			$24,839	$16,845	$8,653
Pro Forma Earnings (loss) per share (unaudited):
Basic:
Income from continuing operations			$0.97	$0.76	$0.37
Income (loss) from discontinued operations — (1)			$(0.02)	$(0.04)	$0.00
Net income			$0.95	$0.72	$0.37

Diluted:
Income from continuing operations			$0.90	$0.76	$0.37
Income (loss) from discontinued operations — (1)			$(0.02)	$(0.04)	$0.00
Net income			$0.88	$0.72	$0.37

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$115,437	$90,004	$72,848	$62,628	$12,865
Short term investments	$26,000	$30,058	$15,036	$—	$—
Accounts receivable, net	$208,145	$108,492	$90,622	$112,468	$104,844
Total assets	$704,216	$476,027	$252,212	$220,973	$162,309
Total current liabilities	$381,587	$242,192	$168,392	$150,123	$97,828
Long-term debt, net of current portion	$73,160	$77,955	$26,965	$22,641	$21,328
Stockholders’ equity	$208,231	$143,959	$55,430	$46,923	$42,207

(1)                                  During December 2009, a plan was put in place to sell the stock ownership of the Company in Ecuador and to discontinue all operations in Ecuador.    The results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.

(2)                              Prior to the merger with Rhapsody in July 2008, Former Primoris was taxed as an S-Corporation for purposes of federal and state income taxes. As a result of the merger, the S-Corporation status terminated and the combined entity has been taxed as a C-Corporation under federal and state tax laws. The pro forma data reflects the impact of the combined federal and state income taxes on a pro forma basis as if both Former Primoris and we had been taxed as a C-Corporation during those periods 2006 through 2008, using an effective tax rate of 39.8%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including certain risks inherent with our business as discussed in “Item 1A Risk Factors”.

Primoris is a holding company of various subsidiaries, which form one of the largest specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of JCG in December 2009 and Rockford in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida.

On December 18, 2009, the Company completed the acquisition of JCG.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company and has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

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

On November 8, 2010, the Company entered into the Rockford Agreement to acquire privately held Rockford.  Upon completion of the acquisition on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in large diameter natural gas and liquid pipeline projects and related facilities construction.  The Rockford Agreement provided that the transaction was effective retroactive to October 1, 2010.

Rockford’s business adds to the Company’s major underground project bidding and performance capabilities. Rockford also adds to our California underground capacity and provides a northwest United States location to expand the Company’s geographic presence.

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

Range of Services — East and West Construction Services

Both the East Construction Services and the West Construction Services segments specialize in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

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

•                  Providing installation of complex commercial and industrial cast-in-place structures; and

•                   Providing construction of highways and industrial and environmental construction.

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical, L.P. and Cravens.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB Inc., ARB Structures, Inc. and Stellaris, LLC.  Additionally, the results of the November 12, 2010 acquisition of Rockford, effective on November 1, 2010, are included in the West Construction Services segment.

Engineering

The Engineering segment remained unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry. Economic factors outside of our control may affect the amount and size of contracts in any particular period.

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by our customers throughout 2009 and 2010, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact Primoris’ ability to perform construction services. Since the majority of the Company’s work is in the southern half of the United States, these seasonal impacts are not as dramatic for the Company as may be experienced by companies in some other states.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  The Company is also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Because of the cyclical nature of its business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

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

Results of operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Statement of Operations Data:
Revenues	$941,765	100.0%	$467,010	100.0%	$597,822	100.0%
Gross profit	122,789	13.0%	75,575	16.2%	70,442	11.8%
Selling, general and administrative expense	64,985	6.9%	34,781	7.4%	30,544	5.1%
Merger related stock expense	—	—	390	0.1%	4,050	0.7%
Operating income	57,804	6.1%	40,404	8.7%	35,848	6.0%
Other income (expense)	(2,129)	(0.2)%	7,707	1.7%	6,380	1.1%
Income before income taxes	55,675	5.9%	48,111	10.3%	42,228	7.1%
Provision for income taxes	(22,059)	(2.3)%	(18,350)	(3.9)%	(4,926)	(0.9)%
Income from continuing operations	33,616	3.6%	29,761	6.4%	37,302	6.2%
Loss on discontinued operations	—	—	(3,849)	(0.9)%	(869)	(0.1)%
Net income	$33,616	3.6%	$25,912	5.5%	$36,433	6.1%

Revenue increased $474.8 million, or 101.7%, for 2010 as compared to 2009 primarily as a result of the contributions from the acquisitions of JCG in December 2009 and Rockford in November 2010.  Revenues from the Engineering segment increased by 2.1%.  In 2010, our East Construction Services segment, which includes a full year contribution from the JCG acquisition, provided 51.0% of total revenues compared to 14.8% of total revenues in 2009.  The JCG acquisition contributed $429.4 million and the Rockford acquisition contributed $85.3 million during 2010.  Excluding the impact of the acquired businesses, revenue declined by $39.9 million in 2010 compared to 2009.  Revenues decreased primarily in oil and gas pipeline projects and parking structure projects reflecting the impact of decreased project awards during the recession.

Gross profit increased by $47.2 million, or 62.5%, for 2010 as compared to 2009 primarily due to the acquisitions of JCG and Rockford.  JCG contributed $45.5 million in gross profit and Rockford provided $9.8 million in gross profit.  For 2010, gross profit provided by our East Construction Services segment represented 39.7% of the total gross profit compared to 8.7% of total gross profit in 2009.

Gross profit as a percent of revenues decreased to 13.0% compared to 16.2% in 2009.  The decrease was primarily due to the typically lower margin percentages on JCG’s civil projects and the lower utilization of equipment and manpower in the West Construction Services segment reflected by the decrease in revenues.

Revenue decreased $130.8 million, or 21.8%, for 2009 as compared to 2008 as a result reduced revenues for projects in the refining and water and wastewater sectors. Revenues in our Engineering segment declined, reflecting completion of an unusually large project at the end of 2008.  Gross profit increased by $5.1 million, or 7.3%, for 2009 as compared to 2008 reflecting higher margin work primarily in the cable and conduit and pipeline sectors in the West Construction Services segment.

Geographic areas — financial information

Revenue by geographic area for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010		2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$920,051	97.7%	$445,979	95.5%	$577,090	96.5%
Non-United States	21,714	2.3%	21,031	4.5%	20,732	3.5%
Total revenue	$941,765	100.0%	$467,010	100.0%	$597,822	100.0%

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.  Much of that work was done in the Far East and Australia.

Segment Results

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the years ending December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$480,533		$69,015		$75,525
Gross profit	$48,770	10.1%	$6,544	9.5%	$5,186	6.9%

East Construction Services segment revenue increased by $411.5 million, or 596.3%, as a result of the acquisition of JCG in December 2009, which contributed revenues of $429.4 million. Excluding the impact of the JCG acquisition, revenue for the segment was lower than the prior year by $17.9 million caused primarily by a reduction in revenues on Florida water and wastewater projects.

Gross profit increased by $42.2 million in 2010 compared to 2009. The increase resulted from increased gross profit contributed by JCG of $45.5 million in 2010 compared to 2009.  This increase was partially offset by decreases in gross profit of $2.2 million, primarily in water and wastewater projects.  The JCG gross profit amount included intangible amortization expense of $2.1 million.

East Construction Services segment revenues decreased by $6.5 million, or 8.6% for 2009 compared to 2008 as a result of decreases in our Florida water and wastewater construction company.  These decreases were due primarily to the substantial completion of water and wastewater construction projects in 2008, which were not replaced with new projects in 2009 as the general economy caused potential customers to delay construction projects through 2009 and into 2010.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the years ending December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$402,273		$340,222		$429,239
Gross profit	$61,897	15.4%	$62,927	18.5%	$59,592	13.9%

West Construction Services segment revenues increased by $62.1 million, or 18.2% for 2010 compared to 2009 as a result of revenue of $85.3 million contributed by the Rockford acquisition in the fourth quarter of 2010 and a revenue increase of $21.3 million from California water and sewer pipeline projects, partially offset by a decline in revenues from oil and gas pipeline projects of $25.6 million and parking structure projects of $15.2 million.

Gross profit for the West Construction Services decreased by $1.0 million, or 1.6%, for 2010 compared to 2009.   Rockford contributed gross profit of $9.8 million.  This amount was offset by an  $11.7 million decrease in other construction work, including decreases of $5.5 million on oil and gas pipeline projects, $1.7 million in underground cable and conduit projects, $2.7 million on water and sewer projects in California and $1.2 million in horizontal directional drilling projects.  These reductions were as a result of the general slowdown in business  primarily in California.

Gross profit as a percent of revenues decreased to 15.4% in 2010 compared to 18.5% in 2009 primarily as a result of lower utilization of equipment and manpower, especially in the first half of 2010.

West Construction Services segment revenues decreased by $89.0 million, or 20.7% for 2009 compared to 2008 as a result of decreases in our California industrial business of $114.4 million. These decreases were due primarily to the substantial completion of refinery construction projects in 2008, which were not replaced with new projects in 2009 as the general economy caused potential customers to delay construction projects.  In addition, revenues were reduced due to the impact of the work slowdown and demobilizations of a large refinery project located in Richmond, California.  The revenue reduction was partially offset by revenue increases of $25.4 million in California underground projects, including pipeline and cable and conduit projects.

West Construction Services segment gross profit increased by $3.3 million, or 5.6%, for 2009 compared to 2008. The increase resulted from improved margins as a percentage of revenue of 18.5% in 2009 compared to 13.9% in 2008, partially offset by reduced profits in the refining sector because of lower revenues, and lower revenues and profits obtained from third party equipment rentals.

Engineering Segment

Revenue and gross profit for the Engineering segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$58,959		$57,773		$92,942
Gross profit	$12,122	20.6%	$6,104	10.6%	$5,478	5.9%

Revenue for the Engineering segment increased by $1.2 million, or 2.1%, for 2010, compared to 2009, due to several new projects that began in the first half of 2010, replacing completed projects in 2009.

Gross profit for the Engineering segment for 2010 increased to $12.1 million from $6.1 million for the same period in 2009, an increase of $6.0 million.  Gross margin as a percent of revenues for 2010 was 20.6% compared to 10.6% for the same period in 2009.  A significant portion of the increase was due to improvements in the final costs of several complex projects completed in 2010 compared to the estimated costs for these projects identified in the prior year.  These improvements resulted in a favorable impact to gross profit of $4.8 million for 2010.  Excluding the impact of these projects, gross profit for 2010 was $7.3 million, a net increase of $1.2 million compared to the same period in the prior year, with gross profit as a percent of revenues of 12.4% in 2010 compared to 10.6% for 2009.

Engineering segment revenue decreased by $35.2 million, or 37.8%, for 2009 compared to 2008. The revenue decrease was primarily the result of major alliance work and a major process plant being completed in 2009. Alliance projects generated $19.5 million revenue in 2009 compared to $36.4 million in 2008.

Engineering segment gross profit increased by $0.6 million, or 11.4%, for 2009 compared to 2008. The increase resulted from increased margin on a major project in Thailand and successful completion of a major process plant, partially offset by reduced gross profit margins in alliance work.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $30.2 million, or 86.8%, for 2010 compared to 2009. Of the increased amount, approximately $21.5 million was added by the acquisitions of JCG and Rockford, including $3.4 million for amortization of intangible assets. The balance of the increase of $5.3 million was due in part to several one-time expenses in 2010, including a $1.7 million impairment charge for intangible assets and goodwill of a small acquisition made in 2009, offset by a reduction in a liability relating to the termination of that investment’s earnout agreement.  Additional one-time items include a charge of $1.6 million for a reserve associated with collection of receivables and return of equipment associated with the All Day Electric joint venture, the impact of recognizing $2.0 million less in gain on sale of equipment in 2010 compared to 2009, an increase of $0.8 million for audit and tax fees as a result of the JCG and Rockford acquisitions and a one-time, non-cash charge of $0.7 million relating to the additional consideration to be paid to the sellers of JCG upon achievement of the 2010 earn-out financial target.

SG&A increased $4.2 million, or 13.9%, for 2009 compared to 2008. The increase was due primarily to various factors, including $1.2 million for acquisition expenses related to the JCG and Cravens acquisition due diligence efforts, a lower allocation of $1.8 million of general and administrative expenses to costs of sales primarily in our engineering segments due to lower revenue levels in 2009. In addition, 2009 expenses increased by $1.6 million reflecting additional public company expenses, including increases in directors fees, audit fees, Sarbanes Oxley compliance costs, consultant fees, legal fees and payroll.  In 2009, we were a public company for twelve months, compared to only five months in 2008. Additional increases in SG&A expenses for 2009 compared to 2008 included $0.6 million for depreciation and amortization expense, $0.3 million for insurance expenses, $0.3 million for incentive compensation expense and $0.5 million in SG&A expenses as a result of JCG operations beginning on December 18, 2009, the acquisition date. SG&A expenses were offset by gains on the sales of equipment of $3.2 million in 2009 compared with a $0.6 million in 2008.

SG&A expenses as a percentage of revenue decreased to 6.9% for 2010 from 7.5% for 2009.  This decrease as a percentage of revenues was primarily due to the increase in revenues which allowed better absorption of the relatively fixed expenses.

Merger related stock expense

As part of the merger of Rhapsody and Former Primoris in July 2008, we issued 507,600 shares of common stock to two foreign managers. We recognized $3.7 million of non-cash expenses and recorded an increase to additional paid-in capital.  We also recorded an expense of $0.4 million in 2008 and $0.4 million in 2009 for 52,668 shares issued each year to the foreign managers in accordance with Primoris attaining its financial performance targets.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income from non-consolidated investments	$4,630	$8,753	$6,065
Foreign exchange gain (loss)	250	293	855
Other income (expense)	(1,429)	—	—
Interest income	616	640	1,710
Interest expense	(6,196)	(1,979)	(2,250)
Total other income	$(2,129)	$7,707	$6,380

Income from non-consolidated joint ventures for 2010 included $5.4 million from the St.-Bernard Levee Partners joint venture, offset by the write-off of $0.5 million for the All Day Electric joint venture and a $0.2 million expense for the Wespac Energy joint venture, a developer of pipeline and terminal projects in which the Company acquired a 50% interest in July 2010.  The Company acquired a 50% membership interest in the Wespac Energy joint venture in July 2010 for cash of $18.1 million.  This long-term strategic investment is expected to provide a new stream of project opportunities over the course of the next several years.

Equity income (loss) from non-consolidated investments for 2009 consisted of $8.7 million income from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California, which was in the final stages of completion at the end of 2009, and minor income of our other investments in joint ventures.

For 2008, we recognized income of $6.1 million from OMPP.

Foreign exchange gain for 2010, 2009 and 2008 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense of $1.4 million in 2010 reflects the non-cash accretion expense associated with the present value calculations of the contingent liability for the earn-out agreements for JCG and Rockford.   Both JCG and Rockford met the 2010 earn-out targets. Additional expense for achieving those targets is included in SG&A.

Interest income decreased for 2010 and 2009 compared to 2008 as a result of declining interest rates and our decision to invest our excess cash balances primarily in Treasury bills and certificate of deposits (“CD’s”) purchased through the CDARS (Certificate of Deposit Account Registry Service) and in money market accounts, rather than commercial paper.  The decrease was partially offset by higher average cash balances in the 2010 and 2009 period.

Interest expense increased by $4.2 million for 2010 and decreased $0.3 million for 2009 compared to 2008.  The $4.2 million increase in 2010 was due to an increase of $2.5 million for interest paid on the subordinated debt from the JCG and Rockford acquisitions, an increase of $0.7 million as a result of increased financing of equipment that were part of the JCG and Rockford acquisitions, and $1.0 million in interest on federal income taxes.

The weighted average interest rate on total debt outstanding at December 31, 2010, 2009 and 2008 was 5.2%, 5.3% and 6.1%, respectively.

Provision for income taxes

Our provision for income tax increased $3.7 million to $22.1 million for 2010 compared to 2009.  The tax rate applied for 2010 was 39.6% compared to 38.1% for 2009.  The increase in the expected tax rate reflects our estimated full year results and assumptions of our mix of revenues and profits in the various tax jurisdictions throughout the USA and Canada. We recorded a tax charge of $0.4 million in 2010 in order to adjust the prior year accrual to the actual  tax returns filed and recorded a one-time tax charge of $0.5 million for unrecognized tax benefits.

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

Pro forma net income data—unaudited

During the years ended December 31, 2010 and 2009, respectively, the Company has been taxed as a C-Corporation.  To compare the 2010 and 2009 results with 2008, the following pro forma information is presented to provide for income tax provisions as if the company were taxed as a C-Corporation for the years ended December 31, 2008.

2008
(Thousands)
Pro Form Data — 2008 (unaudited)
Income from continuing operations, before income taxes, as reported	$42,228
Pro forma provision for income taxes	$(16,797)
Pro forma income from continuing operations	$25,431
Pro forma income (loss) from discontinued operations — (1)	$(592)
Pro forma net income	$24,839

(1)

During December 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership in the Company.  As a result, the results of operations and cash flows for Ecuadorian operations are reflected as discontinued operations for all periods presented.

The estimated pro forma tax provision amount for 2008 was calculated using an effective statutory tax rate of approximately 39.8%.

Discontinued Operations

During December 2009, the Company determined to discontinue all operations in Ecuador and a plan was put in place to sell the stock ownership in the business unit. As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.

The following table summarizes the results of the discontinued operations of Ecuador during the years ended December 31, 2009 and 2008:

	2009	2008
	(Thousands)	(Thousands)
Ecuador Business Unit
Revenues	$18,247	$11,250
Cost of revenue	23,457	11,249
Gross (loss) profit	(5,210)	1
Selling, general and administrative expenses	895	978
Operating loss	(6,105)	(977)
Interest income	7	9
Loss before provision for taxes	$(6,098)	$(968)
Income tax benefit	2,249	99
Income (loss) from discontinued operations	$(3,849)	$(869)

At December 31, 2009, current assets of $5.3 million and current liabilities of $6.5 million, resulting in a net liability of $1.2 million, were on the balance sheet for the Ecuador operations.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer is to pay to the Company a combination of $0.4 million in Primoris stock owned by the buyer, a $0.3 million note payable, plus an indemnification to the Company of certain potential liabilities. The sale was completed in March 2010. The sale had no material impact to the Company.  As of December 31, 2010, a net liability for this transaction was on the balance sheet and amounted to $0.73 million.

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ from those that result from using the estimates under different assumptions or conditions.

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

Until July 31, 2008, Former Primoris was taxed as an S-Corporation under Subchapter S of the Internal Revenue Code and similar codes in states in which Former Primoris was subject to taxation, which meant that income was taxed for federal income tax purposes to the stockholders.  After the merger, the combined entity became taxable as a C-Corporation, which changed the level of taxation of Former Primoris from that of its stockholders to that of the company. For the twelve months ended December 31, 2008, we computed our provision for income taxes using a 39.8% tax rate, which reflected the rate necessary to bring the 2008 year-to-date provision for income taxes in line with the estimated annual effective tax rate of 11.7%. Our deferred income tax provision in 2008 included approximately $4.2 million in net deferred tax benefits resulting from the recognition of beginning deferred tax assets, with realization primarily in 2009.

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

Goodwill is tested on October 1 each year. When testing for goodwill impairment, we follow the guidance prescribed in ASC Topic 350 “Intangibles — Goodwill and Other” (formerly referred to as SFAS No. 142, “Goodwill and Other Intangible Assets”). First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

As further discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, our goodwill balances have increased significantly since 2008 due to the acquisitions of JCG in December 2009 and Rockford in November 2010.

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

We self-insure worker’s compensation claims to a certain level. We maintained a self-insurance reserve totaling approximately $12.7 million at December 31, 2010 and approximately $9.5 million at December 31, 2009. Claims administration expenses were charged to current operations as incurred. Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

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

At December 31, 2010, our balance sheet included net cash and investments of $141.4 million, consisting of net cash of $115.4 million, and $26.0 million in short-term investments.  We currently have the following credit facilities:

•              a $20 million credit facility which expires on October 26, 2013, under which we can issue letters of credit for up to $15 million.  At December 31, 2010, we have issued letters of credit of $4.3 million on this facility, resulting in $15.7 million in available borrowing capacity;

•              a credit facility of $15 million, with the full borrowing amount available at December 31, 2010, which expires on October 26, 2011; and

•              a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012. At December 31, 2010, $5.0 million of letters of credit (Canadian dollars) were outstanding, with $5.0 million available under this credit facility for additional letters of credit.

During the past three years, global market and economic conditions have been volatile and have had an adverse impact on financial markets in general. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. The extent to which these conditions will persist is unclear. At this time, the credit markets have not adversely affected the Company’s cost and availability of funding, and we do not expect it to be materially impacted in the near future.

We have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our cash, cash equivalents and funds under our credit facility will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash flows during the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided (used) by operating activities	$81,848	$28,082	$66,979
Net cash provided (used) in investing activities	(54,177)	5,412	(24,360)
Net cash used in financing activities	(1,364)	(14,499)	(32,129)
Net cash used in discontinued operations	(874)	(1,839)	(270)
Net change in cash	$25,433	$17,156	$10,220

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$57,804	$40,404	$35,848
Depreciation and amortization	24,484	8,663	6,338
Gain on sale of property and equipment	(1,359)	(3,217)	(576)
Merger related stock expense	—	390	4,050
Distributions received from joint venture	9,491	3,400	6,120
Goodwill/intangible impairment	1,732	—	—
Net deferred taxes	(1,091)	1,179	(4,166)
Changes in assets and liabilities	19,605	(3,341)	23,976
Foreign exchange gain (loss)	250	293	855
Interest income	616	640	1,710
Interest expense	(6,196)	(1,979)	(2,250)
Other expenses	(1,429)	—	—
Provision for income taxes	(22,059)	(18,350)	(4,926)
Net cash provided by operating activities	$81,848	$28,082	$66,979

Cash flow provided by operating activities for 2010 of $81.8 million increased by $53.8 million compared to 2009.  This was due primarily to an increase in operating income of $17.4 million and an increase in depreciation and amortization of $15.8 million as a result of the additional equipment acquired in the JCG and Rockford acquisitions and the amortization of the intangible assets associated with the two acquisitions. Additional changes in operating cash flow included an increase of $6.1 million in joint ventures distributions offset by an increase in interest expense of $4.2 million, other expenses of $1.4 million, and an increase in taxes of $3.7 million. The increase in taxes is due to a higher tax rate and an increase in income before tax in 2010, compared to 2009.

The significant changes in the components of the $19.6 million change in assets and liabilities for 2010 are summarized as follows:

•                  a $42.1 million increase in accounts receivable. At December 31, 2010, accounts receivable of $208.1 million represented 29.6% of total assets compared to 22.8% in the prior year.  Included in the

December 31, 2010 total was $52.3 million from a Rockford customer.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•                  a $12.4 million increase in accounts payable.  Accounts payable at December 31, 2010 were $89.5 million, which represented 18.0% of total liabilities compared to 18.8% in 2009.  Included in the December 31, 2010 total were $7.4 million related to Rockford operations;

•                  costs and estimated earnings in excess of billings increased by $3.8 million;

•                  billings in excess of costs and estimated earnings of $205.3 million which included  $78.7 million from Rockford, increased by $55.8 million;

•                  inventory, prepaid expenses and other current assets increased by $6.8 million;

•                  customer retention deposits increased by $5.7 million

•                  other long-term liabilities increased by $4.4 million; and

•                  accrued expenses and other current liabilities increased by $5.4 million.

For 2009, the changes in assets and liabilities, excluding the impact of the assets acquired and liabilities assumed at the date of the acquisitions, decreased operating cash flow by $3.3 million. The components of this change are included in the consolidated statements of cash flow for 2009. The significant changes include a $15.8 million decrease in accounts receivable, a $7.0 million decrease in accounts payable and a decrease in accrued liabilities of $4.7 million. In addition, billings in excess of costs and estimated earnings decreased by $15.1 million while costs and estimated earnings in excess of billings decreased by $9.4 million, inventory and prepaid expenses increased by $3.8 million and restricted cash decreased by $1.7 million.

The decrease in customer retention deposits in 2009 was related to project completions causing the release of retentions. The decrease in billings in excess of costs and estimated earnings were principally due to the progress and completion status of projects. The decrease in costs and estimated earnings in excess of billings derived from timing of costs incurred versus our contractual ability to bill our customers.

As of December 31, 2009, accounts receivable represented 22.8% of total assets versus 36.0% in 2008. Accounts payable represented 18.8% of the total liability as opposed to 26.0% in 2008. This reflects the impact from the acquisition of two subsidiaries in late 2009.

Investing activities

	2010	2009	2008
	(Thousands)	(Thousands)	(Thousands)
Capital expenditures — cash	$23,640	$9,314	$10,132
Capital expenditures — financed	—	4,723	7,076
Total capital expenditures	$23,640	$14,037	$17,208

We purchased property and equipment for $23.6 million, $14.0 million and $17.2 million in the years ended December 31, 2010, 2009 and 2008, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

For 2010 purchases, we paid $23.6 million in cash.  Included in the 2010 purchases is approximately $2.0 million for a new facility for our affiliate in Sarasota, Florida and a $7.5 million equipment yard in Carson, California. The remaining $14.1 million purchases in 2010 include equipment purchased at JCG.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.0 million and $4.3 million for 2010 and 2009, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but with the current recession, equipment rentals have decreased to a small amount.

As part of our cash management program, we invested $44.0 million and $45.0 million in 2010 and 2009, respectively, in short term investments, and sold $48.0 million and $30.0 million in 2010 and 2009, respectively.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs, U.S. Treasury bonds and money market accounts with various financial institutions.

We used $35.0 million in cash for the Rockford acquisition on November 12, 2010.  The acquisition added $19.6 million to our cash balance.  We used $4.1 million for a smaller acquisition in December 2010.

Financing activities

Financing activities required the net use of $1.4 million cash in 2010. Significant transactions impacting cash flows from financing activities included:

•                  $27.5 million proceeds from the issuance of long-term debt;

•                  $12.7 million in repayment of long-term debt during 2010, based on scheduled maturities of such debt;

•                  $4.6 million in repayment of long-term capital leases during 2010;

•                    $27.0 million repayment of subordinated debt;

•                  $21.7 million proceeds from the issuance of common stock;

•                  $4.4 million for payment of dividends; and

•                  a final cash distribution of $2.0 million paid to the Former JCG stockholders during 2010.

Capital Requirements

During the year 2010, our operations provided cash of $80.9 million, which included an increase of $55.8 million of billings in excess of costs and estimated earnings. Billings in excess of costs and estimated earnings increase as we receive cash prior to performing the required work.  If there were a reduction in the amount of work we perform, we may experience decreases in cash from operations as we use the cash previously paid to complete the work to be performed.

Other Cash Use

We distributed approximately $48.9 million to the Former Primoris stockholders immediately prior to the closing of the merger on July 31, 2008. In addition, on July 31, 2008, the Rhapsody trust fund was liquidated and the proceeds of $41.3 million, including earned interest, were transferred to us.

Common Stock

Prior to July 2008, Former Primoris was a non-publicly traded entity with 4,368 shares outstanding. At the time of the merger, each Former Primoris share was converted into 5,400 shares of the Company, for 23,587,200 shares. Additionally, as part of the Merger Agreement, two foreign managers of Former Primoris were issued 507,600 shares of common stock.

As part of the consideration for the acquisition of JCG in December 2009, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into 8,185,278 shares of common stock.  In October 2009, we issued 139,082 shares of our common stock in the acquisition of Cravens.  Additionally, in November 2010 we issued 1,605,709 shares of unregistered common stock to the sellers of Rockford.

Contingent shares of common stock

Former Primoris Contingent Shares

The Merger Agreement provided that the Former Primoris Holders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the Company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestones for both 2008 and 2009.  On March 27, 2009, we issued 2,500,025 shares of Company stock and on March 25, 2010, we issued 2,499,975 shares.

JCG Contingent Shares

A total of 1,095,602 shares will be issued to the JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target in 2010.  The number of shares is equal to  $10.2 million divided by the average closing price of our common stock for the 20 business days prior to December 31, 2010 (which was $9.31 per share).

Cravens Contingent Shares

A total of 74,906 shares of common stock were issued in March 2010 after Cravens met a 2009 defined performance target.  In December 2010, the seller and the Company agreed to terminate all future earnout contingencies in exchange for $75,000.

Rockford Contingent Shares

A total of 494,095 shares will be issued to the Rockford’s former stockholders in the first quarter of 2011 as a result of Rockford meeting a defined performance target in 2010.  The number of shares is equal to  $4.6 million divided by the average closing price of our common stock for the 20 business days prior to December 31, 2010 (which was $9.31 per share).  The purchase agreement provides for additional contingent shares based on attaining a 2011 financial target.

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

Under the Agreement, the Lender agreed to issue letters of credit of up to $15.0 million under Revolving Loan A.  At December 31, 2010 and 2009, total commercial letters of credit outstanding under Revolving Loan A totaled $4.3 million and $0.9 million, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the twelve months ended December 31, 2010, leaving available borrowing capacity under Revolving Loan A at $15.7 million and $15.0 million under Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance of, or received a waiver with, its restrictive covenants as of December 31, 2010.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10.0 million in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2010, total commercial letters of credit outstanding under this credit facility totaled $5.0 million in Canadian dollars and $5.5 million in Canadian dollars at December 31, 2009.  As of December 31, 2010, the available borrowing capacity under this credit facility was $5.0 million in Canadian dollars.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5.6 million under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

Subordinated Promissory Note — Rockford.   The Company executed an unsecured promissory note on November 12, 2010 in favor of the sellers of Rockford with a principle amount of $16.7 million (“Rockford Note”).  The principal amount of the Rockford Note was divided into two portions.  Approximately $9.7 million of the Rockford Note has been designated as “Note A” and approximately $7.0 million of the note has been designated as “Note B.”  Both portions are due and payable on October 31, 2013 and bear interest at different rates until maturity, averaging 6.67% over the life of the Rockford Note.  For the first 12 months of the Rockford Note, both portions bear interest at a rate equal to 5%.  For months 13 through 24, both portions bear interest at a rate equal to 7%. Thereafter and until maturity, both portions bear interest at a rate equal to 8%.  After one year, the holders of Note B have the right to convert their outstanding principal balance into a number of shares of Company common stock at $7.77 per share, subject to certain restrictions.  Payments of principal and interest on the Rockford Note are payable monthly in an amount of $0.44 million plus interest over 36 months.  At December 31, 2010, a total of $15.8 million was outstanding on the Rockford Note.  On March 10, 2011, the convertible Note B was paid in full.

The Rockford Note may be prepaid in whole or in part at any time.  While Note A is outstanding, we have agreed to use 15% of the net proceeds of any equity financing in excess of $10.0 million to prepay a portion or all of that portion of  Note A. In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of that portion of Note A.

While any amount is outstanding under the Rockford Note, we have agreed to not take certain actions without the prior written consent of the Rockford Note holders’ representative.  We have agreed not to: (i) incur any obligations for seller financing associated with the acquisition of a business without subordinating it to the Rockford Note, (ii) make any payment on outstanding indebtedness that has been subordinated to the Rockford Note, (iii) make any distribution or declare or pay any dividends (except for regular, quarterly dividends) and (iv) consummate any transaction that would require prepayment under the Rockford Note, if we are not permitted to do so by our senior lender and/or surety company.

The sellers have entered into subordination agreements with our senior lender, bonding agency and the holders of the JCG Note, pursuant to which the Rockford Note is subordinated to amounts owed to our senior lender, bonding agency and the holders of the JCG Note.

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53.5 million. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note will bear interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The JCG Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing, receives warrant exercise proceeds or obtains proceeds under certain new indebtedness. As long as more than $10.0 million is outstanding under the JCG Note, we have agreed to not take certain actions without the prior written consent of the JCG Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. At December 31, 2010, a total of $27.4 million was outstanding on the JCG Note.  The Company made prepayments of the JCG Note in the amount of $16.3 million during 2010, using proceeds from the exercise of warrants for the purchase of common stock.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. This transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

We lease properties located in Bakersfield, Pittsburg and San Dimas, California and in Pasadena, Texas from SIGI.  During the years ended December 31, 2010, 2009 and 2008, we paid $0.9 million, $0.8 million and $0.8 million, respectively, in lease payments to SIGI for the use of these properties. These leases with SIGI were entered into on similar terms that we believe would have been negotiated with an independent third party.  In addition, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

We lease a property from Roger Newnham, a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada.  During the years ended December 31, 2010, 2009 and 2008, we paid $0.25 million, $0.28 million and $0.29 million, respectively, in lease payments to Mr. Newnham for the use of this property. The three-year lease for the Calgary property began in October 2005 and has been renewed and extended until December 31, 2014.

We own several non-consolidated investments and we recognized revenues on work performed for those joint ventures.  The Company recognized $0.08 million, $16.6 million and $21.2 million in project revenues during the years ended December 31, 2010, 2009 and 2008, respectively, on the OMPP joint venture. The Company also recognized $1.4 million and $3.3 million in project revenues during the twelve months ended December 31, 2010 and 2009, respectively on the All Day joint venture.

Contractual Obligations

As of December 31, 2009, we had $59.7 million of outstanding long-term debt and capital lease obligations, outstanding subordinated debt of $43.2 million as a result of the JCG and Rockford acquisitions and no short-term borrowings.

A summary of contractual obligations as of December 31, 2010 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$59,691	$13,909	$27,619	$13,393	$4,770
Interest on long-term debt	6,799	2,599	3,192	826	182
Subordinated debt	43,211	15,833	27,378	—	—
Interest on subordinated debt	4,140	2,308	1,832	—	—
Equipment operating leases	4,151	3,135	1,016	—	—
Real property leases	12,070	2,145	3,102	2,267	4,556
Real property leases—related parties	6,973	1,146	2,389	1,815	1,623
	$137,035	$41,075	$66,528	$18,301	$11,131
Letters of credit	$9,332	$5,666	$2,988	$678	—

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Included in the long-term debt and capital lease obligations of $56.7 million shown above, is $4.1 million assumed as part of the November 12, 2010 Rockford acquisition.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At December 31, 2010, we had letters of credit outstanding of $9.3 million, mostly related to projects in our engineering segment, located abroad.

•                  Equipment operating leases with a balance of $6.8 million at December 31, 2010, including $3.9 million resulting from the November 12, 2010 acquisition of Rockford.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2010, we had $849.3 million in outstanding bonds.

Backlog

In the industries in which we operate, backlog can be considered an indicator of potential future performance because it represents a portion of the future revenue stream. Different companies in our industry define backlog differently. We consider backlog as the anticipated revenue from the uncompleted portions of existing contracts. We calculate backlog differently for different types of contracts. For our fixed price and fixed unit price contracts, we include the full remaining portion of the contract in our calculation. Since their ultimate revenue amount is difficult to determine, we do not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog.

Most fixed price contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog. Projects may remain in backlog for extended periods of time.

As of December 31, 2010, our total backlog was $895.8 million representing an increase of $130.5 million, or 17.1%, from $765.3 million as of December 31, 2009.  No substantial backlog was obtained due to the Rockford acquisition on November 12, 2010, because the current work in progress consists primarily of one major reimbursable cost plus margin pipeline project.  We expect that approximately 59% of the total backlog at December 31, 2010, will be recognized as revenue during 2011.

Backlog by operating segment at December 31, 2010, 2009 and 2008 was as follows:

	2010		2009 (*)		2008
Segment:	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Millions)
East Construction Services	$630.6	70.4%	$572.6	74.8%	$48.5	13.8%
West Construction Services	222.0	24.8%	136.7	17.9%	239.6	68.3%
Engineering	43.2	4.8%	56.0	7.3%	62.9	17.9%
	$895.8	100.0%	$765.3	100.0%	$351.0	100.0%

(*)            In July 2009, we announced the demobilization of a large construction project at Chevron Corp’s Richmond Refinery located in Contra Costa, California.  Our work on the project was performed under a contract from Praxair, Inc.  In March 2010, were received a notice of termination from the project from Praxair.  Contractually, the notice of termination converted the project from a fixed price contract to a reimbursed cost plus margin contract.  Since we normally do not backlog reimbursed cost projects, we adjusted the backlog amount at December 31, 2009 by approximately $30 million for the terminated project.  During 2010, the Company reached a settlement agreement with Praxair for reimbursement of costs incurred.

The significant increase in backlog in 2009 included $531.9 million as a result of the December 2009 JCG acquisition.

Backlog should not be considered a comprehensive indicator of future revenues, as a significant portion of our revenues are derived from projects that are not part of a backlog calculation.  During the twelve months ended December 31, 2010, approximately $257.5 million of revenue (which included $82.7 million attributable to the Rockford acquisition) was generated by projects completed under master service agreements, reimbursed cost plus margin agreements, time and material contracts, and fixed unit price contracts.

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

As of December 31, 2010, there were no derivative financial instruments outstanding.  As of December 31, 2009, Primoris had five derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enabled Primoris to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expired during the months of January through June 2010. The related gain or loss on thee contracts was not significant.  We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

At December 31, 2010, our long-term debt portfolio consisted of fixed rate instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2010, due to the generally short maturities of these items. At December 31, 2010, we invested primarily in short-term dollar denominated bank deposits, money market accounts and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Executive Vice President, Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2010.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired Rockford on November 12, 2010.  We have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, the Rockford internal control over financial reporting.  Rockford’s financial statements constitute approximately 24.0% of total assets and approximately 9.0% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

Executive Officers

Brian Pratt.  Mr. Pratt has been our President, Chief Executive Officer and Chairman of the Board since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger with Rhapsody, Mr. Pratt was majority owner of Former Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974. Mr. Pratt is 59 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including as Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a BSEE in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 63 years old.

John P. Schauerman.  Mr. Schauerman was named as our Executive Vice President, Corporate Development effective February 6, 2009 and has served as a Director since July 2008. He previously served as our Chief Financial Officer, and prior to the merger, he served as the Chief Financial Officer of Former Primoris beginning in  February 2008. He also served as a Director of Former Primoris from 1993 to the time of the Rhapsody merger. He joined ARB in 1993 as Senior Vice President. In his current role, he is responsible for developing and integrating our overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions, particularly in the area of renewable energy. Prior to joining ARB in 1993, he was Senior Vice President of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA in 1979 and an MBA in 1984 from Columbia University. Mr. Schauerman is 54 years old.

Michael D. Killgore.  Mr. Killgore was named as our Executive Vice President, Director of Construction Services in March 2010, and has served as a director since the JCG acquisition in December 2009. He is responsible for overall management related to the operations of our both our “East Construction Services” and “West Construction Services” business segments. He has been with James Construction Group and its predecessor companies since 1977, and was Chief Executive Officer of James Construction Group beginning in  2007. He received a B.S. Civil Engineering degree from Louisiana Tech University in 1978.  Mr. Killgore is a registered Civil and Environmental Engineer in the state of Louisiana. Mr. Killgore is 54 years old.

Alfons Theeuwes.  Mr. Theeuwes has served as our Senior Vice President, Finance and Accounting, since February 2008. Prior to that, he served as Chief Financial Officer of Former Primoris since January 2004. Previously, he was Chief Financial Officer of a Former Primoris predecessor, ARB Inc. from 2001 to January 2004. Mr. Theeuwes is responsible for our administration and accounting and serves as chief financial officer for the West Construction Services and Engineering segments. He joined ARB after a 23-year career with a major engineering company in both

Europe and the United States. Mr. Theeuwes received a degree in finance and accounting and is registered as an accountant with the IDAC in Belgium. Mr. Theeuwes is 58 years old.

John M. Perisich.  Mr. Perisich has served as our Senior Vice President and General Counsel since July 2008. Prior to that, he served as Senior Vice President and General Counsel of Former Primoris beginning in  February 2006, and previous to that was Vice President and General Counsel of Former Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 46 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)          We have filed the following documents as part of this Report:

1.             Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2010 and 2009 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2010, 2009 and 2008.

2.             Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.

3.             Notes to the consolidated financial statements in part (A)(1) above.

4.             List of exhibits required by Item 601 of Regulation S-K.  See part (B) below.

(B)          The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from certain other of our reports, registration statements and other filings with the SEC, as referenced below:

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (19)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (22)

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

Exhibit 10.22	Purchase Trading Plan Agreement, dated March 26, 2009, by and among Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.23	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.24	Loan and Security Agreement, dated as of March 22, 2007, by and among Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.25	First Amendment, dated August 5, 2007, to Loan and Security Agreement between Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.26	Second Amendment, dated July 11, 2008, to Loan and Security Agreement between Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.27	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.28	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.29	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.30	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 17, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc. (17)

Exhibit 10.31

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.32

Voting Agreement, dated December 18, 2009, by and among certain Primoris stockholders who represent, in the aggregate, in excess of 50% of the issued and outstanding shares of common stock of Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.33	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.34	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.35	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.36	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.37	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.38	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.39	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.40	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.41	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.42	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (18)

Exhibit 10.43	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.44	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.45	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.46	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (20)

Exhibit 10.47	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (23)

Exhibit 10.48	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (23)

Exhibit 10.49	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (23)

Exhibit 10.50

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (23)

Exhibit 10.51

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (23)

Exhibit 10.52

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (23)

Exhibit 10.53

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (23)

Exhibit 10.54	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.55	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.56	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.57	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (24)

Exhibit 10.58	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (*)

Exhibit 14.1	Code of Ethics (25)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(7)           Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 2), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.

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

(16)         Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.

(17)         Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.

(18)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.

(19)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.

(20)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.

(21)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.

(22)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.

(23)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.

(24)         Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.

(25)         Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer

Date:	March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ MICHAEL D. KILLGORE
Michael D. Killgore
Director

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ ERIC S. ROSENFELD
Eric S. Rosenfeld
Director

BY:	/s/ DAVID D. SGRO
David D. Sgro
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	March 16, 2011

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rockford Holdings Corporation which was acquired on November 12, 2010, and whose financial statements constitute approximately 24% of total assets, and approximately 9% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Rockford Holdings Corporation. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations to the acquisition method of accounting effective January 1, 2009.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows each of the three years in the period ended December 31, 2010, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Irvine, California

March 16, 2011

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$115,437	$90,004
Short term investments	26,000	30,058
Customer retention deposits	12,518	6,845
Accounts receivable, net	208,145	108,492
Costs and estimated earnings in excess of billings	17,275	11,378
Inventory	25,599	22,275
Deferred tax assets	9,533	5,967
Prepaid expenses and other current assets	12,925	5,501
Current assets from discontinued operations	—	5,304
Total current assets	427,432	285,824
Property and equipment, net	123,167	92,525
Investment in non-consolidated ventures	18,805	5,599
Intangible assets, net	40,633	32,695
Goodwill	94,179	61,714
Total assets	$704,216	$478,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,484	$62,568
Billings in excess of costs and estimated earnings	205,268	114,035
Accrued expenses and other current liabilities	55,126	37,322
Distributions and dividends payable	1,234	2,987
Current portion of capital leases	4,286	4,220
Current portion of long-term debt	9,623	6,482
Current portion of subordinated debt	15,833	10,397
Current liabilities of discontinued operations	733	6,511
Total current liabilities	381,587	244,522
Long-term capital leases, net of current portion	7,354	7,734
Long-term debt, net of current portion	38,428	26,368
Long-term subordinated debt, net of current portion	27,378	43,853
Deferred tax liabilities	12,500	2,643
Contingent consideration liabilities	24,591	9,278
Other long-term liabilities	4,147	—
Total liabilities	495,985	334,398
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 81,852.78 at December 31, 2009	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 49,359,600 and 32,704,903 issued and outstanding at December 31, 2010 and 2009, respectively	5	3
Additional paid-in capital	136,245	100,644
Retained earnings	71,981	42,982
Accumulated other comprehensive income	—	330
Total stockholders’ equity	208,231	143,959
Total liabilities and stockholders’ equity	$704,216	$478,357

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$941,765	$467,010	$597,822
Cost of revenues	818,976	391,435	527,380
Gross profit	122,789	75,575	70,442
Selling, general and administrative expenses	64,985	34,781	30,544
Merger related stock expense	—	390	4,050
Operating income	57,804	40,404	35,848
Other income (expense):
Income from non-consolidated investments	4,630	8,753	6,065
Foreign exchange gain	250	293	855
Other expense	(1,429)	—	—
Interest income	616	640	1,710
Interest expense	(6,196)	(1,979)	(2,250)
Income from continuing operations, before provision for income taxes	55,675	48,111	42,228
Provision for income taxes	(22,059)	(18,350)	(4,926)
Income from continuing operations	33,616	29,761	37,302
Loss on discontinued operations, net of income taxes	—	(3,849)	(869)
Net income	$33,616	$25,912	$36,433

Dividends per common share	$0.10	$0.10	$0.05
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.79	$0.93	$1.42
Loss on discontinued operations	$—	$(0.12)	$(0.03)
Net income	$0.79	$0.81	$1.39
Diluted:
Income from continuing operations	$0.72	$0.86	$1.32
Loss on discontinued operations	$—	$(0.11)	$(0.03)
Net income	$0.72	$0.75	$1.29
Weighted average common shares outstanding:
Basic	42,694	31,937	26,258
Diluted	46,878	34,418	28,156
Pro forma net income data—Unaudited 2008:
Income from continuing operations, before provision for income tax, as reported			$42,228
Pro forma provision for income tax			(16,797)
Pro forma income from continuing operations			$25,431
Pro forma loss on discontinued operations			(592)
Pro forma net income			$24,839
Pro forma earnings per share
Basic — income from continuing operations			$0.97
Basic — loss on discontinued operations			$(0.02)
Basic — net income			$0.95
Diluted — income from continuing operations			$0.90
Diluted — loss on discontinued operations			$(0.02)
Diluted — net income			$0.88

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2007	23,587,200	$3	—	$—	$1,304	$45,513	103	$46,923
Net income	—	—	—	—	—	36,433	—	36,433
Stock issued to foreign managers	507,600	—	—	—	4,050	—	—	4,050
Outstanding shares of Rhapsody Acquisition Corp. at the time of reverse merger dated July 31, 2008	6,300,000	—	—	—	34,473	—	—	34,473
Repurchase of warrants					(1,700)			(1,700)
Repurchase of common stock	(417,461)	—	—	—	(3,331)	—	—	(3,331)
Dividends	—	—	—	—	—	(1,499)	—	(1,499)
Distributions to Former Primoris stockholders	—	—	—	—	—	(59,919)	—	(59,919)
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group (“JCG”)	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959
Net income	—	—	—	—	—	33,616	—	33,616
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc	74,906	—	—	—	600	—	—	600
Warrant exercises	4,337,909	1			21,688			21,689
Dividends — common	—	—	—	—	—	(4,413)	—	(4,413)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Conversion of JCG related Preferred to Common	8,185,278	1	(81,852.78)	—	—	—	—	1
Stock to foreign managers	—	—	—		390			390
Buyback of Warrants					(277)			(277)
Foreign currency hedge effect	—	—	—	—	—	—	(330)	(330)
Cancelled shares foreign managers	(49,080)	—	—	—	(400)	—	—	(400)
Stock issued for the purchase of Rockford Corporation	1,605,709	—		—	13,600	—	—	13,600
Balance, December 31, 2010	49,359,600	$5	—	$—	$136,245	$71,981	$—	$208,231

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$33,616	$25,912	$36,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	24,484	8,663	6,338
Goodwill and intangible impairment	1,732	—	—
Gain on sale of property and equipment	(1,359)	(3,217)	(576)
Merger related stock expense	—	390	4,050
Loss (income) from non-consolidated investments	(4,630)	(8,753)	(6,065)
Distributions received from joint venture	9,491	3,400	6,120
Net deferred tax (assets) liabilities	(1,091)	1,179	(4,166)
Loss on discontinued operations	—	3,849	869
Changes in assets and liabilities:
Customer retention deposits	(5,673)	1,711	1,428
Accounts receivable	(42,148)	15,793	21,846
Costs and estimated earnings in excess of billings	(3,765)	9,420	(8,845)
Inventory, prepaid expenses and other current assets	(6,837)	(3,785)	454
Other assets	—	366	(387)
Accounts payable	12,391	(7,045)	(13,876)
Billings in excess of costs and estimated earnings	55,825	(15,089)	17,173
Accrued expenses and other current liabilities	5,375	(4,712)	7,469
Other long-term liabilities	4,437	—	(1,286)
Net cash provided by operating activities	81,848	28,082	66,979
Cash flows from investing activities:
Purchase of property and equipment	(23,640)	(9,314)	(10,132)
Proceeds from sale of property and equipment	2,967	4,282	808
Purchase of short term investments	(44,000)	(45,000)	(15,036)
Sale of short term investments	48,058	29,978	—
Investment in joint venture	(18,065)	—	—
Cash paid for acquisition of subsidiaries	(39,120)	(9,082)	—
Cash acquired with acquisition of subsidiary	19,623	34,548	—
Net cash provided (used in) investing activities	(54,177)	5,412	(24,360)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	27,500	17,330	6,820
Repayment of capital leases	(4,600)	(2,539)	(1,849)
Repayment of long-term debt	(12,696)	(21,506)	(4,704)
Repayment of subordinated debt	(27,001)	—	—
Repurchase of common stock	—	—	(3,331)
Proceeds from issuance of common stock	21,690	442	34,472
Stock issued to foreign managers	390	—	—
Repurchase of warrants	(277)	(94)	(1,700)
Dividends	(4,404)	(3,185)	(749)
Cash distributions to former James shareholders	(1,966)	—	—
Cash distributions to former Primoris stockholders	—	(4,947)	(61,088)
Net cash used in financing activities	(1,364)	(14,499)	(32,129)
Cash flows from discontinued operations:
Operating activities	(874)	(2,157)	(723)
Investing activities	—	318	453
Financing activities	—	—	—
Net cash used in discontinued operations	(874)	(1,839)	(270)
Net change in cash and cash equivalents	25,433	17,156	10,220
Cash and cash equivalents at beginning of year	90,004	72,848	62,628
Cash and cash equivalents at end of the year	$115,437	$90,004	$72,848

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$6,131	$1,979	$2,250

Income taxes	$26,794	$20,126	$6,118

Components of cash paid for acquisitions:
Cash acquired with acquisition	$19,623	$34,548	—
Fair value of assets acquired	141,570	211,214	—
Common stock issued for acquisitions (1)	(13,600)	(65,500)	—
Contingent liabilities	(14,272)	(10,028)	—
Notes payable issued in acquisitions	(16,712)	(53,500)	—
Liabilities assumed	(77,489)	(107,652)	—
Cash paid for acquisitions	$39,120	9,082	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2010	2009	2008

Obligations incurred for the acquisition of property and equipment	$—	$4,723	$7,076

Accrued dividends	$1,234	$1,021	$749

Accrued distributions to stockholders (2)	$—	$—	$4,947

(1)          Stock amounting to $64,500 was issued in 2009 originally as Series A preferred stock, which was converted to common stock after approval for conversion by the shareholders on April 12, 2010.

(2)          Represents distributions to Former Primoris stockholders of earnings prior to the July 31, 2008 merger of Primoris and Rhapsody.

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

Note 1—Nature of Business

Organization and operations —Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P.  Stellaris, LLC, James Construction LLC and Rockford Corporation, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

On November 8, 2010, the Company entered into a Stock Purchase Agreement (the “Rockford Agreement”) to acquire all of the outstanding shares of privately held Rockford Corporation (“Rockford”).  Upon completion of the transaction on November 12, 2010, Rockford became a wholly owned subsidiary of Primoris.  The Rockford Agreement provided that the transaction was effective retroactive to October 1, 2010.  Based in Hillsboro (Portland), Oregon, Rockford specializes in the construction of large diameter natural gas and liquid pipelines and related facilities.

On December 18, 2009, the Company completed the acquisition of James Construction Group, LLC, a Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in the Gulf Coast region of Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company and has been in business for over 80 years.  JCG is headquartered in Baton Rouge, Louisiana, and serves government and private clients.

In October 2009, the Company acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd, a Houston, Texas based provider of civil and utility infrastructure services.  As of January 1, 2011, the Company merged Cravens into JCG.

On February 19, 2008, Primoris Corporation (the “Former Primoris”), a privately held company, entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly held company trading at that time on the OTC Bulletin Board.    Rhapsody was founded as a “blank check” or special purpose acquisition company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. On July 31, 2008, with the approval of the stockholders of each of Former Primoris and Rhapsody, the merger was completed. While Rhapsody was the surviving legal entity, Former Primoris was deemed the acquiring entity for accounting purposes (See Note 5, “Completed Merger”). As part of the merger, Rhapsody changed its name to “Primoris Services Corporation”. The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, or the “Company”, “we,” “our,” “us” or “its” refers to the business, operations and financial results of Former Primoris prior to, and Primoris Services Corporation and its wholly-owned subsidiaries subsequent to, the closing of the merger between Rhapsody and Former Primoris, as the context requires.

Seasonality—Primoris’ results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact Primoris’ ability to perform construction services. Since the majority of the Company’s work is in the southern half of the United States, these seasonal impacts are not as dramatic for the Company as may be experienced by companies in some other states.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  The Company is also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Because of the cyclical nature of its business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter  may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  References for Financial Accounting Standards Board (“FASB”) standards are made to the FASB Accounting Standards Codification (“ASC”).

Reclassifications have been made to prior year financial statement presentation to conform to the current year presentation. In 2010 the Company finalized it’s fair value estimates of assets acquired and liabilities assumed for the JCG acquisition and the 2009 financial statements have been adjusted to reflect these changes as if the accounting was finalized at that date. See Note 4 - “Business Combinations”.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates are made for costs to complete construction projects which have a direct affect on gross profit as reported in these consolidated financial statements

Operating cycle— In the accompanying consolidated balance sheets, assets and liabilities relating to long-term construction contracts are included as current assets and current liabilities, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one calendar  year.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

Short term investments—The Company classifies as short term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short term investments are classified as available for sale and are recorded at fair value using the specific identification method. Currently, the majority of the Company’s short-term investments are in short-term dollar-denominated bank deposits and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and Treasury Bills in order to provide FDIC backing of the investments. Other funds are invested in interest bearing money market accounts with various financial institutions.

Customer retention deposits—Customer retention deposits consist of contract retention payments placed by customers into escrow cash accounts with a bank. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to the Company by customers as projects are completed in accordance with the terms specified in their contracts.

Inventory—Inventory consists of uninstalled contract materials and expendable construction equipment that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.

Business combinations—Business combinations are accounted for using the acquisition method of accounting. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances and acquired tax uncertainties after the measurement period are recognized in net income.

Goodwill and other intangible assets—The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test on the first day of the fourth quarter of each year, and more frequently tests if indicators of potential impairment exist.  During the fourth quarter of 2010, the Company determined that the recorded value of the Cravens acquisition intangible assets and goodwill was impaired and recorded an impairment charge of $1.7 million.  As of December 31, 2010, management determined that there were no other impairments of goodwill or intangible assets.

Income tax— Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Prior to July 31, 2008, Former Primoris was an S-Corporation under Subchapter S of the Internal Revenue Code for federal tax purposes and similar codes for state tax purposes. Therefore, Former Primoris was generally not  subject to federal income taxes at the corporate level and was subject to minimal tax in certain states. Upon completion of the July 2008 merger, the combined entity became subject to federal and state corporate income taxes.

Comprehensive income—The Company adopted ASC Topic 220 “Comprehensive Income” (formerly referred to as SFAS No. 130, “Reporting Comprehensive Income”), which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods herein, such amounts were not significant.

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

Foreign operations—At December 31, 2010, the Company had operations in Canada with assets aggregating approximately $11,457, compared to $5,698 as of December 31, 2009. The Company discontinued its operations in Ecuador during the fourth quarter of 2009 (See Note 10 “Discontinued Operations”), and the Company sold an equity investment in a company in Mexico during 2009.

Functional currencies and foreign currency translation—Through its subsidiaries, the Company maintains foreign operations in Canada.  The United States dollar is the functional currency in Canada, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Included in other income are foreign exchange gains of $250 in 2010 and $293 in 2009.

Equity method accounting—Partially-owned equity affiliates and investments in joint venture projects are accounted for using the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of  income or loss, additional contributions made and dividends and capital distributions received. In the event a partially owned equity affiliate were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized unless the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate became profitable and the Company’s proportionate share of the affiliate’s earnings equals the Company’s cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

Cash concentration—The Company places its cash in short term U.S. Treasury bonds, in CDs and with several other financial institutions. As of December 31, 2010, the Company had cash balances of $115.4 million, with $66.1 million primarily held in CDARS and Treasury bills  that are backed by the federal government FDIC program and $49.3 million held in short term interest bearing money market accounts with various financial institutions.

Collective bargaining agreements—A significant portion of the Company’s labor force is subject to collective bargaining agreements. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 30 collective bargaining agreements the Company is a party to, fourteen expire during 2011 and require renegotiation.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling approximately $12,680 and $9,500 at December 31, 2010 and 2009, respectively. The amount is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. Claims administration expenses are charged to current operations as incurred. Actual payments that may be made in the future could materially differ from these reserves.

Fair value of financial instruments—The consolidated financial statements include financial instruments for which the fair value may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash, accounts receivable, short-term investments, accounts payable and certain accrued liabilities. The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities. The Company’s other financial instruments generally approximate fair value based on the short-term nature of these instruments.

Accounts receivable—Contract receivables are primarily concentrated with public and private companies and governmental agencies located throughout the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2010 and 2009 was $233 and $200, respectively.

Fixed-price contracts—Historically, substantial portions of the Company’s revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

Revenue recognition—The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue is recognized on the percentage-of-completion method for fixed price contracts.   In the percentage-of-completion method, estimated contract income and resulting revenue is calculated based on the total costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenues and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full.

The Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. The provision for estimated losses on uncompleted contracts was $577 and $332 for the years ended December 31, 2010 and 2009, respectively. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

The caption “Costs and estimated earnings in excess of billings” represents the excess of contract revenues recognized under the percentage-of-completion method over billings to date. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “Billings in excess of costs and estimated earnings”.

The Company considers unapproved change orders to be contract variations for which Primoris has customer approval for a scope change but not for a price change associated with the scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated revenue amount is equal to or greater than the costs related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts Primoris seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

In accordance with applicable terms of construction contracts, certain retainage provisions may be withheld by customers until completion and acceptance of the project. Final payments of the majority of such amounts are expected to be receivable in the following operating cycle.

Significant revision in contract estimate—As previously discussed, revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate the revenue to be recognized. Total estimated costs, and thus contract income, are impacted by many factors.

For projects that are in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits related to the prior year, had current year estimates of costs to complete been known in the prior year.

During the year ended December 31, 2010, certain contracts had revisions in estimates from those projected in 2009. If the revised estimates as of December 31, 2010 had been applied in the prior year, the gross margin earned on these contracts would have resulted in an increase of approximately $9,892 in 2009.  Similarly, the revised estimates for the year ended December 31, 2009, would have resulted in an increase of approximately $7,900 in the year 2008 and a decrease of the same amount in 2009. In addition, the revised estimates for the year ended December 31, 2008 would have resulted in a decrease of approximately $5,900 in the year 2008.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2010 and 2009, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are  recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”). As of December 31, 2010, there were 1,520,000 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, stock appreciation rights (“SARS”) and grants of restricted shares under the 2008 Equity Plan.  There have been no grants of share-based payments under the 2008 Equity Plan.

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

Derivative instruments and hedging activities—From time to time, the Company utilizes foreign currency hedge agreements to manage its Canadian currency exchange exposures, which is accounted for in accordance with ASC Topic 815 “Derivatives and Hedging”.

As of December 31, 2010, Primoris had no derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars, and as of December 31, 2009, the Company had five instruments, which expired during the months of January through June 2010.  The related gain or loss on these contracts was not significant.

Recently Issued Accounting Pronouncements

Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires that the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update in the fourth quarter of 2010. Adoption did not have a material impact on our financial statements.

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

Goodwill Impairment Testing

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt this standard on January 1, 2011 and believes this standard will not result in a material impact on our financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2010:
Cash and cash equivalents	$115,437	$115,437	—	—
Short-term investments	$26,000	$26,000	—	—
Assets as of December 31, 2009:
Cash and cash equivalents	$90,004	$90,004	—	—
Short-term investments	$30,058	$30,058	—	—
Other assets — hedge contracts	$266	—	$266	—

In addition to the assets listed in the table, other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair market value based on the short-term nature of these instruments.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 4—Business Combinations

2010 Acquisition - Rockford Holdings Corporation

On November 8, 2010, the Company entered into a stock purchase agreement (“Rockford Agreement”) to acquire the stock of privately held Rockford Corporation (“Rockford”).  Upon completion of the acquisition on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in large diameter natural gas and liquid pipeline projects and related facilities construction.  The Rockford Agreement was effective retroactive to October 1, 2010.

Rockford’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from November 1, 2010.  November 12, 2010 was considered the acquisition date.  The net change between November 1, 2010 and the acquisition date was not material.  The revenue and operating results of Rockford during the period November 1, 2010 to December 31, 2010 included in the Company’s results of operations were revenues of $85,309, income from continuing operations, before provision for income taxes of $8,218 and net income of $4,962.  Acquisition costs related to the acquisition of $360 were expensed as incurred in the year ended December 31, 2010.

Merger Consideration

The fair value of the consideration provided to the sellers as of the acquisition date of November 12, 2010 consisted of the following:

Cash	$35,039
Company common stock	13,600
Subordinated promissory note	16,712
Earnout consideration	14,272
Total fair value of consideration	$79,623

Details of the consideration follow:

Cash Payment at Closing — On the closing date, we paid the sellers approximately $35,039 in cash. However, $400 of the cash consideration was placed in an escrow account (the “Escrow Amount”).   As discussed in the Rockford Agreement, the Escrow Amount will be used to provide a source of indemnity against specified, post closing, damages to us. The Escrow Amount will remain  until the later of 18 months after the closing date or the date that our audited financial statements for the fiscal year ended December 31, 2011 are released and distributed, unless all or a portion of the Escrow Amount becomes payable to us.

Issuance of Closing Shares —We agreed to issue the sellers a number of shares of our unregistered common stock equal to approximately $12,476 divided by the average closing price of our common stock for the 20 business days prior to the closing date.  As a result, we issued to the sellers an aggregate total of 1,605,709 shares of common stock on the closing date based on a contractually calculated value of $7.77 per share, with a fair value of $13,600 based on the stock price on the closing date.

Execution of Subordinated Promissory Note — On the closing date, we executed a promissory note (the “Note”) in the aggregate principal amount of $16,712, divided into two portions. Approximately $9,669 has been designated as “Note A” and approximately $7,043 of the note has been designated as “Note B.”  Both Note A and Note B are due and payable on October 31, 2013 and bear interest at different rates until maturity, averaging 6.2% over their life..  After one year, the holders of Note B have the right to convert any outstanding principal balance into a number of shares of Company common stock using the calculated value at closing of $7.77 per share, subject to certain restrictions.  In addition, if Rockford attains its earnout goal for 2010, as discussed below, holders of Note B will receive a prepayment of principal of $1 million.  Management believes the face amount of the Note approximates fair value at the date of the acquisition.  Additionally, the Company determined that the fair value of the beneficial conversion feature of Note B was not material at the date of the acquisition.  Details of further terms of the Note are presented in Note 14 — “Credit Arrangements”.

Earnout Consideration

The maximum amount of consideration that is contingent on financial performance is $18.4 million, comprised of cash and common stock and with measurement dates from 2010 to 2012.  Under generally accepted accounting principles, we are required to estimate the fair value of the earnout consideration at the date of the acquisition.  The fair value of the contingent consideration was estimated to be $14.3 million as of the acquisition date and is classified as a liability in the Company’s consolidated balance sheet.  Each earnout calculation is dependent on Rockford’s  financial performance as measured by income before interest, taxes, depreciation and amortization, as defined in the Rockford Agreement. The terms of the earnout consideration are as follows:

2010 Earnout Period

If Rockford’s calculated financial performance for the three month period from October 1, 2010 through December 31, 2010 is at least $9.0 million, we will issue an additional number of shares of our  common stock equal to $4.6 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  This earnout target was achieved; the Company will issue 494,095 shares of stock in the first quarter 2011.

2011 Earnout Period

If Rockford’s financial performance for the fifteen month period from October 1, 2010 through December 31, 2011 is at least $34.0 million we will pay $2.3 million in cash and issue an additional number of shares of our common stock equal to $2.3 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011.  If Rockford’s financial performance for the fifteen month period from October 1, 2010 and through December 31, 2011 is at least $38.0 million, we will pay, in addition to the cash and stock for the $34 million target, cash of $3.45 million and issue an additional number of shares of our common stock equal to $3.45 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011.

2012 Earnout Period

If Rockford’s financial performance for calendar year 2012 is at least $14.0 million, we will pay $6.9 million in cash.

2009 Acquisition - James Construction Group, LLC

On December 18, 2009, the Company acquired JCG, a Florida limited liability company, following which JCG became a wholly owned subsidiary.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a well-known Louisiana company and has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients.

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

JCG’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning December 18, 2009.  The revenue and operating results contributed by JCG during the period December 18, 2009 to December 31, 2009 were not material.  Acquisition costs related to the acquisition of JCG of $1.25 million were expensed as incurred  in the year ended December 31, 2009.

Acquisition Consideration

The fair value of the consideration provided to the sellers consisted of the following:

Cash	$7,000
Company stock	64,500
Subordinated promissory note	53,500
Earnout consideration	8,190
Total fair value of consideration	$133,190

Details of the consideration follow:

Cash.  On the closing date, the Company paid the sellers $7.0 million in cash.

Stock.  The Company issued the sellers Series A Non-Voting Contingent Convertible Preferred Stock (“Preferred Stock”) equal to $64.5 million.  The number of shares, in accordance with the purchase agreement, was determined as $64.5 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to the closing date, divided by 100.  We issued 81,852.78 shares of Preferred Stock to the sellers based on an average closing price of $7.88 per share, which approximated the fair value of the stock consideration. On April 12, 2010, at a special meeting of Primoris stockholders, the stockholders approved the conversion of the Preferred Stock into 8,185,278 shares of Company common stock.

Promissory Note.  The Company executed an unsecured promissory note in favor of the sellers with a principal amount of $53.5 million (the “JCG Note”). The JCG Note is subordinated to amounts owed on the line of credit and our bonding agencies. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity, averaging 6.95% over the life of the note. Management believes the face amount of the JCG Note approximates fair value at the date of the acquisition. Details of further terms of the Note are presented in Note 14 — “Credit Arrangements”.

Stock Placed in Escrow.  Of the originally issued shares of Preferred Stock, 11,897.20 shares were placed in escrow (1,189,720 shares of common stock subsequent to conversion of the Preferred Stock to common stock in April 2010) for a period of three years to provide a source of funding to satisfy our rights to indemnification (“Escrow Shares”).  The Purchase Agreement provides for us to have full recourse against the Escrow Shares for losses or damages arising out of inaccuracies in JCG’s or the sellers’ representations, JCG’s or the sellers’ breach of their pre-closing covenants and certain other matters, once the aggregate amount of damages exceeds a specified dollar amount.  The Escrow Shares may be released to the sellers according to specific formulas on the following two dates, provided there are Escrow Shares remaining in escrow on each such date:

•                  within five days after we receive our audited financial statements for the fiscal year ending December 31, 2010, but in no event later than April 15, 2011; and

•                  December 18, 2012.

Earnout Consideration.  In addition, if JCG’s income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Purchase Agreement, for the fiscal year ending December 31, 2010 was equal to or greater than $35 million, we agreed to issue a number of shares of common stock equal to $10.2 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  Under generally accepted accounting principles, we were required to estimate the fair value of the contingent consideration at the date of the acquisition.  The fair value of the contingent consideration was estimated to be $8.19 million at the date of the acquisition and as of December 31, 2009.  The contingent consideration is classified as a liability in the Company’s consolidated balance sheet.  As of December 31, 2010, the earnout target was achieved, and as a result, the Company recorded an expense of $2.0 million in 2010 to increase the liability to $10.2 million.  This liability will be settled by issuing 1,095,602 shares of common stock in the first quarter of 2011.

Schedule of Assets acquired and liabilities assumed for 2010 Rockford Acquisition and 2009 JCG Acquisition

Both the Rockford and the JCG acquisitions are accounted for under the acquisition method of accounting. Accordingly, assets and liabilities are measured at their estimated fair value at the acquisition date.

We requested the assistance of third-parties to determine the fair value of the intangible assets acquired for the acquisitions. Because of the short period of time from the date of the Rockford acquisition, the final determination of the assessment of the fair value of the fixed assets acquired and accrued liabilities, primarily insurance reserves assumed, has not been completed.

In 2010, the Company finalized its estimates of the fair value of the acquired assets and liabilities of JCG.  The final revisions resulted in an increase in casualty and health insurance liabilities assumed and adjustments to deferred income tax liabilities.  These changes resulted in an increase in goodwill of $2.0 million. The 2009 financial statements have been adjusted to reflect these changes as if the accounting was finalized at that date.

The following table summarizes the fair value of the assets acquired and the liabilities assumed:

	2010 Rockford Acquisition	2009 JCG Acquisition

Cash	$19,623	$34,548
Accounts receivable	57,505	29,543
Cost and earnings in excess of billings	2,132	659
Inventory	—	18,868
Deferred tax assets	3,383	337
Prepaid expense	813	1,765
Property, plant and equipment	24,107	61,511
Other assets	2,400	452
Intangible assets	15,510	31,650
Goodwill	32,079	58,131
Accounts payable	(14,525)	(15,619)
Billing in excess of costs and earnings	(35,408)	(57,757)
Accrued expenses	(13,324)	(16,978)
Note payable	(4,684)	(1,966)
Capital lease liabilities	—	(11,954)
Deferred tax liability	(9,988)	—
Total	$79,623	$133,190

Identifiable Tangible Assets.  Significant identifiable tangible assets include accounts receivable, inventory and fixed assets, consisting primarily of construction equipment, for both acquisitions. The Company determined that the recorded value of accounts receivable and inventory reflect fair value of those assets. The Company estimated the fair value of fixed assets on the effective dates of the acquisitions. The valuations were based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  To determine the estimated fair value of intangible assets acquired, we engaged a third party valuation specialist to assist management. The valuation for the 2010 Rockford acquisition is preliminary and subject to change.  The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

	Amortization Period	Fair Value 2010 Rockford Acquisition	Fair Value 2009 JCG Acquisition
Tradename	10 years	$7,450	$15,350
Non-compete agreements	5 years	2,100	5,200
Customer relationships	10 years	2,750	6,400
Backlog	0.75 to 2.25 years	3,210	4,700
Total		$15,510	$31,650

The fair value of the tradename was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The estimated economic useful life was based on management’s expectation for continuing value of the tradename in the future.

The fair value for the non-compete agreements was valued based on a discounted “income approach” model (based on the weighted average cost of capital, or “WACC”) including estimated financial results with and without the non-compete agreements in place.  The agreements were analyzed based on the potential impact competition from certain individuals could have on the financial results of the Company, assuming the agreements were not in place.  An estimate of the probability associated with the likelihood of competition was then applied and the results were compared to a similar model assuming the agreements were in place.

The customer relationships and backlog were valued utilizing the “excess earnings method” of the income approach.  The estimated cash flows associated with existing customers and projects were based on historical and market participant data and were discounted, utilizing the WACC.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill.  Goodwill largely consists of expected benefits from the geographic expansion and presence of Rockford in the Pacific Northwest and JCG in the southern United States, the addition of expanded pipeline capabilities of Rockford and the addition of JCG’s heavy civil construction capabilities, the opportunity to extend our infrastructure operations and other synergies of the combined companies.  Goodwill also includes the assembled workforce of the JCG and Rockford businesses.

Based on the current tax treatment of the acquisitions, the goodwill associated with the Rockford acquisition of $32.1 million is not expected to be deductible for income tax purposes while the JCG goodwill of $58.1 million is deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information

The following pro forma information presents the results of operations as if the acquisitions of Rockford and JCG had occurred on January 1, 2009.  The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•                  the pro forma impact of interest expense on the Note and the JCG Note; and

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using the statutory corporate tax rate of 39.8% for the periods presented.

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

	2010	2009
	(unaudited)	(unaudited)
Revenues	$1,071,056	$993,835
Income from continuing operations, before provision for income taxes	$56,632	$79,920
Income from continuing operations	$34,585	$49,697
Net income	$34,585	$45,848

Weighted average common shares outstanding:
Basic — (1 & 2)	44,300	40,539
Diluted — (1 & 2)	48,855	45,482

Earnings per share:
Basic — income from continuing operations	$0.78	$1.23
Basic — net income	$0.78	$1.13
Diluted — income from continuing operations	$0.71	$1.09
Diluted — net income	$0.71	$1.01

(1)                                  Because the 2010 contingent earnout targets were met for both Rockford and JCG, 494,095 shares of common stock for Rockford and 1,095,602 shares of common stock for JCG will be issued in the first quarter of 2011.  The pro forma adjustment to earnings per share includes the impact of these earnout shares.  The pro forma adjustment to earnings per share does not include the potential impact of the earnout shares that may be issued contingent upon meeting certain financial targets at the end of 2011 and 2012.

(2)                               The adjustment to earnings per share reflects the conversion of the preferred stock related to the JCG acquisition as if such shares were converted into common stock, at a conversion rate of 100 common shares per preferred share, in order to reflect the additional dilution. On April 12, 2010, at a special meeting of the Primoris stockholders, the stockholders approved the conversion of the preferred stock into 8,185,278 shares of common stock.

Pro forma basic shares outstanding include 8,185,278 shares of common stock (converted from the preferred stock related to the JCG acquisition) less 1,189,718 Escrow Shares converted to common stock, totaling 6,995,560 shares of common stock.  Shares included in pro forma diluted shares outstanding represent the 8,185,278 shares of common stock.

Other Business Combinations

In October 2009, the Company acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd. (“Cravens Partners”), a Texas-based provider of civil and utility infrastructure construction services, for $4.9 million including $2.1 million in cash and 139,082 shares of common stock.  Additional consideration, payable in shares of common stock, could be issued if certain financial goals are achieved over a 3-year period.  Upon achieving certain financial goals in 2009, the Company issued 74,906 additional shares of common stock, valued at $600.  Craven’s services included excavation, underground utilities, drainage channels, facility upgrades, detention ponds and telecommunications infrastructure projects.  During 2010, the Company made the decision to merge Cravens with JCG, effective January 1, 2011.  As a result, the Company recorded an impairment charge of $1.7 million in the fourth quarter 2010.  The seller and the Company entered into an agreement during 2010 terminating the remaining two years of future earnout contingencies.

In November 2010, the Company acquired certain assets of Miller American, Ltd. for $4.1 million in cash.  The fair value of the assets, consisting primarily of inventory and property, plant and equipment amounted to approximately $3.0 million and $1.1 million in goodwill, which is tax deductible over a 15-year period.

Note 5—Completed 2008 Merger

Rhapsody was founded as a “blank check”, special purpose acquisition company on April 24, 2006 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. As discussed in Note 1, “Nature of Business” above, on July 31, 2008 Rhapsody’s merger with Former Primoris was completed. In the merger, Rhapsody was the surviving legal entity; however, the merger was accounted for as a reverse acquisition and recapitalization. Under this method of accounting, Rhapsody was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former Primoris comprising the ongoing operations and management of the combined company. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former Primoris issuing stock for the net assets of Rhapsody, accompanied by a recapitalization.

The Former Primoris stockholders and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”) received in the aggregate 24,094,800 shares of the Company’s common stock. To secure the indemnity rights of Rhapsody under the Merger Agreement, 1,807,110 shares were placed into escrow as governed by the terms of an Escrow Agreement. In July 2009, 1,445,688 of these shares of common stock were released from escrow, with 361,422 shares remaining until July 2011.

The Merger Agreement also provided that the Former Primoris Holders and two foreign managers would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain defined performance targets in 2008 and 2009.  Both targets were achieved and the shares were issued to the Former Primoris Holders, with 2,500,025 shares issued in 2009 and 2,499,975 shares issued in 2010.

Former Primoris distributed approximately $48,947 to its stockholders as a distribution of prior earnings of Former Primoris and for payment of their individual income tax liabilities. As a result of the merger, approximately $39,660 of cash and investments held in trust for Rhapsody was released and became part of the assets of the Company.

Note 6—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2010	2009
Contracts receivable, net of allowance for doubtful accounts of $233 and $200 for 2010 and 2009, respectively	$185,299	$82,254
Retention	20,057	25,907
	205,356	108,161
Due from affiliates	200	—
Other accounts receivable	2,589	331
	$208,145	$108,492

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 9 “Equity Method Investments” and Note 20 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $1,568, $23,436 and $22,127 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2010	2009
Costs incurred on uncompleted contracts	$2,339,551	$2,036,251
Provision for estimated loss on uncompleted contracts	577	332
Gross profit recognized	245,974	201,254
	2,586,102	2,237,837
Less: billings to date	(2,774,095)	(2,340,494)
	$(187,993)	$(102,657)

This net amount is included in the accompanying consolidated balance sheet at December 31 under the following captions:

	2010	2009
Costs and estimated earnings in excess of billings	$17,275	$11,378
Billings in excess of cost and estimated earnings	(205,268)	(114,035)
	$(187,993)	$(102,657)

Note 8—Property and Equipment

The following is a summary of property and equipment at December 31:

	2010	2009	Useful Life
Land and buildings	$14,415	$5,433	30 years
Leasehold improvements	3,539	3,460	Lease life
Office equipment	1,006	632	3 - 5 years
Construction equipment	148,125	104,337	3 - 7 years
Transportation equipment	16,844	10,538	3 - 18 years
	183,929	124,400
Less: accumulated depreciation and amortization	(60,762)	(31,832)
Net property and equipment	$123,167	$92,568

Note 9—Equity Method Investments

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

The following is a summary of the financial position and results as of and for the period ended December 31:

2010
WesPac Energy, LLC
Balance sheet data:
Assets	$30,161
Liabilities	4,248
Net assets	$25,913
Company’s equity investment in affiliate	$17,915
Earnings data:
Revenue	$—
Expenses	(301)
Earnings before taxes	$(301)
Company’s equity in earnings	$(150)

St. — Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method.  Bernard engages in construction activities in Louisiana. Bernard distributed $19,746 to its equity holders during the twelve months ended December 31, 2010, of which the Company’s share, as calculated under the joint venture agreement, was $4,864.  The following is a summary of the financial position and results as of and for the years ended December 31:

	2010	2009
St. Bernard Levee Partners
Balance sheet data:
Assets	$21,981	$3,149
Liabilities	17,291	1,966
Net assets	$4,690	$1,183
Company’s equity investment in affiliate	$878	$378
Earnings data:
Revenue	$192,585	$3,208
Expenses	169,340	3,025
Earnings before taxes	$23,245	$183
Company’s equity in earnings	$5,364	$318

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company has a 40% interest in the project and accounts for its investment in OMPP using the equity method. ARB acts as one of OMPP’s primary subcontractors. At December 31, 2010, ARB had total project contracts with OMPP amounting to $49,019, which are essentially complete.  The Company recognized $83 in related party revenues in 2010 and $16,566 in 2009. These revenues are included in the contract revenues earned from related parties as stated in Note 6 “Accounts Receivable”.

The following is a summary of the financial position and results of operations as of and for the years ended December 31:

	2010	2009
OMPP — Joint Venture
Balance sheet data:
Assets	$200	$9,176
Liabilities	183	1,493
Net assets	$17	$7,683
Company’s equity investment in affiliate	$10	$4,610
Earnings data:
Revenue	$312	$100,982
Gross profit	45	17,944
Earnings before taxes	$45	$17,949
Company’s equity in earnings	$27	$8,716

OMPP distributed $7,711 during 2010, of which the Company’s share, as calculated under the joint venture agreement, was $4,627.  During 2009, OMPP distributed $8,500, of which the Company’s share was $3,400.  The OMPP agreement states that distributions made prior to the completion of the contract are considered advances on account of each partner’s share as determined at the completion of the underlying contract.  The joint venture will terminate subsequent to the end of the December 2010 warranty period.

All Day Electric

The Company purchased a 49% interest in All Day Electric (“All Day”) in December 2008 for $500 and accounted for this investment under the equity method. All Day engages in electrical construction activities. During the fourth quarter 2010, All Day incurred a significant loss on a project, and at December 31, 2010, the Company determined that the fourth quarter losses at All Day reduced the value of its equity investment to zero.  In February 2011, the Company purchased the remaining 51% interest of All Day for a nominal sum and took full ownership and control of All Day.

Note 10—Discontinued Operations

During December of 2009, the Company discontinued all operations in Ecuador and a plan was put in place to sell the stock ownership of the Ecuador company.  The results of operations and cash flows for the operation were reflected as discontinued operations for all periods presented.  Previously, the Ecuador operations were included in the Company’s West Construction Services segment.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer agreed to acquire the business for $700, which was comprised of $400 in Primoris stock owned by the buyer and an interest free $300 note payable, due on February 19, 2011.  During 2011, the due date of the note was extended until February 19, 2012.  The buyer also agreed to provide an indemnification to the Company for any remaining liabilities.  The sale was completed in March 2010.  The $400 in Primoris common stock was cancelled when received by the Company during the second quarter 2010.  The sale of the Ecuador business had no material impact to the Company.

At December 31, 2010, the balance sheet reflects a net liability of $733 for potential remaining liabilities under this agreement.

Note 11—Intangible Assets

At December 31, 2010 and 2009, intangible assets totaled $40,633 and $32,695, respectively, net of amortization.  In December 2010, the Company determined that the net intangible assets of $991 related to the 2009 Cravens acquisition in the East Construction Services segment were impaired, and these were written off to selling, general and administrative expense on the consolidated statements of income.  As of December 31, 2009, the intangible assets related to the Cravens acquisition were $1,258.

The following table summarizes the intangible asset categories, amounts and the average amortization periods which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2010	2009
Tradename	5 to 10 years		$21,078	$15,785
Non-compete agreements	5 years		$6,155	$5,403
Customer relationships	5 to 10 years		$8,428	$6,793
Backlog	0.75 to 2.25 years		$4,972	$4,714
		Total	$40,633	$32,695

Amortization expense on intangible assets was $6,580, $342 and $36 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization expense for intangible assets as of December 31, 2010 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2011	$9,241
2012	5,041
2013	4,655
2014	4,655
2015	3,510
Thereafter	13,531
$40,633

Note 12—Accounts Payable and Accrued Liabilities

At December 31, 2010 and 2009, accounts payable includes retentions of approximately $14,382 and $12,616, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2010	2009
Payroll and related employee benefits	$31,282	$18,321
Insurance, including self-insurance reserves	15,992	11,245
Provision for estimated losses on uncompleted contracts	577	332
Corporate income taxes and other taxes	1,781	640
Accrued overhead cost	1,409	1,065
Other	4,085	3,389
	$55,126	$34,992

Note 13—Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisition of vehicles and equipment through leases and accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.  Prior to the December 18, 2009 acquisition of JCG, there were no vehicles or equipment under capital leases.  As part of the December 18, 2009 JCG acquisition, vehicles and equipment with a cost of $15,303 were acquired and the related capital lease obligations were assumed.   As part of the November 12, 2010 Rockford acquisition, vehicles and equipment with a cost of $12,501 were also acquired and the related capital lease obligations were assumed.

At December 31, 2010, the net book value of assets under capital leases was $16,825 and at December 31, 2009 was $15,238.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2011	$4,851
2012	3,669
2013	2,577
2014	1,661
2015	—
Total minimum lease payments	$12,758
Amounts representing interest	(1,118)
Net present value of minimum lease payments	11,640
Less: current portion of capital lease obligations	(4,286)
Long-term capital lease obligations	$7,354

Note 14—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2010	2009

Commercial notes payable to a bank with interest rates from 4.04% to 5.89%. Monthly principal and interest payments are due in the amount of $627, with the final payment due June 29, 2015. The notes are secured by certain construction and automotive equipment of the Company.	$26,369	$21,578

Commercial note payable to a bank with an interest rate of 4.71%. Principal and interest payments are due in the amount of $139 per month until the maturity date on July 1, 2017. The note is secured by certain construction equipment of the Company.	9,390	—

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 3.67% per annum. Principal and interest payments are due in the amount of $101 per month until the maturity date on January 1, 2018. The note is secured by certain construction equipment of the Company.	7,500	—

Note payable to a bank, entered into on October 17, 2008, to finance an airplane purchased for business use. The note is secured by the airplane and all related parts and equipment and calls for 59 monthly principal and interest payments of $43, followed by one payment of $2,145. The note accrues interest at a rate of 5.9% annually and allows for prepayment with certain prepayment penalties, but after 36 months the loan can be paid in full without penalty.	3,120	3,443

Commercial note payable to a bank with an interest rate of 5.10%. Monthly principal and interest payment is due in the amount of $32, with the final payment due September 15, 2014. The note is secured by certain construction and automotive equipment of the Company.	1,315	1,625

Commercial note payable to a bank with an interest rate of LIBOR plus 2.75%. Principal and interest payments are due in the amount of $28 per month until it maturity on December 15, 2011. The note is secured by certain construction and automotive equipment of the Company.	357	—

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 5.54%. Principal and interest payment was due in the amount of $69 per month. The note was secured by certain construction equipment of the Company. The Note was paid in full in 2010.	—	3,814

Construction equipment notes payable to a commercial equipment financing company, with interest rates of 5.30%. Principal and interest payments were due in the amount of $85 per month. The notes were secured by certain construction equipment of the Company. The note was paid in full in 2010.	—	2,390

Total long-term debt	48,051	32,850
Less: current portion	(9,623)	(6,482)
Long-term debt, net of current portion	$38,428	$26,368

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2011	$9,623
2012	9,773
2013	12,136
2014	8,018
2015	3,730
Thereafter	4,771
$48,051

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

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  At December 31, 2010 and 2009, total commercial letters of credit outstanding under Revolving Loan A totaled $4,339 and $850, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the twelve months ended December 31, 2010, leaving available borrowing capacity under Revolving Loan A at $15,661 and $15,000 under Revolving Loan B.

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

Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with, or received a waiver of, its restrictive covenants as of December 31, 2010.

In January 2008, the Company entered into a credit facility (as amended) for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility with a Canadian bank is for a term of 5 years, and provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2010, total commercial letters of credit outstanding under this credit facility totaled $4,994 in Canadian dollars and $5,543 in Canadian dollars at December 31, 2009.  As of December 31, 2010, the available borrowing capacity under this credit facility was $5,006 in Canadian dollars.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5,600 under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

Subordinated Promissory Note — Rockford.   In connection with the acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”) on November 12, 2010 in favor of the sellers of Rockford with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 of the Rockford Note has been designated as “Note A” and approximately $7,043 of the note has been designated as “Note B.”  Both portions of the Rockford Note are due and payable on October 31, 2013 and bear interest at different rates until maturity, averaging 6.67% over the life of the Rockford Note.  For the first 12 months of the Rockford Note, both portions bear interest at a rate equal to 5%.  For months 13 through 24, both portions bear interest at a rate equal to 7%. Thereafter and until maturity, both portions bear interest at a rate equal to 8%.  After one year, the holders of Note B have the right to convert their outstanding principal balance into a number of shares of Company common stock at $7.77 per share, subject to certain restrictions.  Payments of principal and interest on the Rockford Note are payable monthly in an amount of $435 plus interest over 36 months.  At December 31, 2010, a total of $15,841 was outstanding on the Rockford Note.

The Rockford Note may be prepaid in whole or in part at any time.  However, when the JCG Note is paid in full, the monthly principal payments on Note B will increase to $250.  If we complete an equity financing while that portion of the Rockford Note constituting Note A is outstanding, we have agreed to use 15% of the net proceeds of any such equity financing in excess of $10 million to prepay a portion or all of that portion of the Rockford Note constituting Note A. In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of that portion of  Note A.  If we complete an equity financing while Note B is outstanding, we have agreed to use 10% of the net proceeds of any such equity financing (in addition to the 15% discussed above with respect to Note A) in excess of $10 million to prepay Note B.  Finally, we agreed to make a prepayment of $1 million to Note B if Rockford attained its 2010 earnout goal, which was met as of December 31, 2010.   On March 10, 2011, the convertible Note B was paid in full by the Company.

While any amount is outstanding under the Rockford Note, we have agreed to not take certain actions without the prior written consent of the Rockford Note holders’ representative.  We have agreed not to: (i) incur any obligations for seller financing associated with the acquisition of a business without subordinating it to the Rockford Note, (ii) make any payment on outstanding indebtedness that has been subordinated to the Rockford Note, (iii) make any distribution or declare or pay any dividends (except for regular, quarterly dividends), (iv) consummate any transaction that would require prepayment under the Rockford Note, if we are not permitted to do so by our senior lender and/or surety company, and (v) purchase, acquire, redeem or retire any of our common stock, unless the principal balance of the Rockford Note is less than $10 million.

The sellers have entered into subordination agreements with our senior lender, bonding agency and the holders of the JCG Note, pursuant to which the Rockford Note is subordinated to amounts owed to our senior lender, bonding agency and the holders of the JCG Note.

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note will bear interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The JCG Note may be prepaid in whole or in part at any time, and partial prepayment is required in the event the Company completes certain equity financing, receives warrant exercise proceeds or obtains proceeds under certain new indebtedness. As long as more than $10,000 is outstanding under the JCG Note, we have agreed to not take certain actions without the prior written consent of the JCG Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. At December 31, 2010, a total of $27,369 was outstanding on the JCG Note.  The Company made prepayments of the JCG Note in the amount of $16,267 during 2010, using proceeds from the exercise of warrants for the purchase of common stock.

Note 15—Commitments and Contingencies

The Company leases certain property and equipment under non-cancelable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC Topic 840 — “Leases”.  Leases identified below as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2011	$2,145	$1,146	$3,135	$6,426
2012	1,779	1,178	1,016	3,973
2013	1,323	1,211	—	2,534
2014	1,301	1.180	—	2,481
2015	966	635	—	1,601
Thereafter	4,556	1,623	—	6,179
	$12,070	$6,973	$4,151	$23,194

Total lease expense during the years ended December 31, 2010, 2009 and 2008 amounted to approximately $9,856, $6,267 and $7,349, respectively, including amounts paid to related parties of $1,151, $1,116 and $1,034, respectively.

Letters of credit—As of December 31, 2010 and 2009 the Company had total letters of credit outstanding of approximately $9,306 and $11,989, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding—As of December 31, 2010, 2009 and 2008, the Company had bid and completion bonds issued and outstanding totaling approximately $849,288, $773,762 and $353,008, respectively.

Note 16—Reportable Operating Segments

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

Range of Services — East and West Construction Services

Both the East Construction Services and the West Construction Services segments specialize in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

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

•                  Providing installation of complex commercial and industrial cast-in-place structures; and

•                   Providing construction of highways, industrial and environmental construction.

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc., Cardinal Mechanical, L.P. and Cravens.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB, ARB Structures, Inc. and Stellaris, LLC.  Additionally, the results of the November 12, 2010 acquisition of Rockford, effective on November 1, 2010, are included in the West Construction Services segment.

Engineering

The Engineering segment remained unchanged and includes the results of Onquest, Inc. and Born Heaters Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

In the following tables, all intersegment revenues and gross profit, which were immaterial, have been eliminated.

Segment Revenues

Revenue by segment for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010		2009		2008
Business Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
East Construction Services	$480,533	51.0%	$69,015	14.8%	$75,525	12.6%
West Construction Services	402,273	42.7%	340,222	72.9%	429,239	71.8%
Engineering	58,959	6.3%	57,773	12.3%	93,058	15.6%
Total	$941,765	100.0%	$467,010	100.0%	$597,822	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010		2009		2008
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
East Construction Services	$48,770	10.1%	$6,544	9.5%	$5,186	6.9%
West Construction Services	61,897	15.4%	62,927	18.5%	59,592	13.9%
Engineering	12,122	20.6%	6,104	10.6%	5,478	5.9%
Total	$122,789	13.0%	$75,575	16.2%	$70,256	11.8%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2010 and 2009 was as follows:

Segment	2010	2009

East Construction Services	$59,659	$59,273
West Construction Services	32,079	—
Engineering	2,441	2,441
Total	$94,179	$61,714

Geographic Region — Revenues and Total Assets

Revenue and total asset by geographic area for the years ended December 31, 2010, 2009 and 2008 was as follows:

	External Revenues						Total Assets
	Year Ended December 31,						At December 31,
	2010		2009		2008		2010	2009
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$920,051	97.7%	$445,979	95.5%	$577,090	96.5%	$692,759	$465,025
Non-United States	21,714	2.3%	21,031	4.5%	20,732	3.5%	11,457	11,002
Total	$941,765	100.0%	$467,010	100.0%	$597,822	100.0%	$704,216	$476,027

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Note 17—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout primarily the United States.

During the years ended December 31, 2010, 2009 and 2008, the Company earned 41.3%, 35.3% and 28.8%, respectively, of its revenue from the following customers:

Description of Customer’s	2010		2009		2008
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Gas and electric utility	$ *	*	$55,372	11.9%	$ *	*
Gas and electric utility	69,212	7.3%	67,071	14.4%	45,184	7.6%
Gas utility	*	*	42,354	9.1%	*	*
Lousiana DOT	193,139	20.5%	*	*	*	*
Public state agency	47,465	5.0%	*	*	*	*
Gas utility (Ruby Pipeline Project)	79,224	8.4%	*	*	*	*
Engineering contractor	*	*	*	*	58,983	9.9%
Engineering contractor	*	*	*	*	67,640	11.3%
	$389,040	41.3%	$164,797	35.3%	$171,807	28.8%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2010, 2009 and 2008, approximately 55.3%, 58.8% and 58.6%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2010, approximately 25.0% of the Company’s accounts receivable were due from one customer, and that customer provided 8.4% of the Company’s revenues for the year ended December 31, 2010.  This customer was associated with the Rockford acquisition.  At December 31, 2009, approximately 8.4% of the Company’s accounts receivable were due from one customer, and that customer provided 11.9% of the Company’s revenues for the year ended December 31, 2009.

Note 18—Retirement Plans

Union Plans—The Company contributes to multi-employer benefit plans for its union employees at rates determined by the various collective bargaining agreements. Eligibility and allocations of contributions and benefits are determined by the trustees and administered by the multi-employer benefit plans. The Company contributed $16,554, $9,925 and $12,700, under these plans for the years ended December 31, 2010, 2009 and 2008, respectively. These costs are charged directly to the related construction contracts in process.

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

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, up to the Internal Revenue Service (“IRS”) prescribed annual limit. The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan. The Company’s contribution to this plan for the years ended December 31, 2010, 2009 and 2008 aggregated in amounts equal to $1,720, $825 and $790, respectively.

Newly acquired Rockford currently provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, up to the Internal Revenue Service (“IRS”) prescribed annual limit. The Company makes employer match contributions of 100% of the first 4% of employee contributions. The Company’s contribution to this plan for the two months ended December 31, 2010 amounted to $14.

Born Heaters Canada, ULC RRSP-DPSP Plan—Beginning on January 1, 2008, the Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion will be contributed by the employee, whereas the Company portion is paid in the DPSP. Under this plan, the company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the year ended December 31, 2010 and 2009 was $86 and $83, respectively.

The Company has no post-retirement benefits other than those discussed above.

Note 19—Deferred Compensation Agreements

Primoris Long-Term Retention Plan—The Company adopted a long-term incentive plan for certain managers and its senior executives.  The plan, if elected by the participant, provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation  deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2010 and 2009 was $2,585 and $0.

Participants in the deferred compensation plan can also participate, on an elective basis, in a stock purchase plan.  In 2011, the participants were provided the opportunity to purchase Company common stock at a 25% discount to the market price for up to one sixth of the participant’s 2010 earned bonus amount.  The market price was determined as the average closing price of the Company common stock during the month before the election.

JCG Stakeholder Incentive Plan — In 2010, JCG had a deferred compensation plan for its key management employees.  The plan provided for annual vesting over a five-year period. Once vested, the deferred compensation amount is paid in equal monthly installments over a 36-month period.  The amount of compensation deferred under the plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2010 and 2009 was $1,562 and $1,278.

Note 20—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, also holds a majority interest in SIGI and is the chairman and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the years ended December 31, 2010, 2009 and 2008, the Company paid $892, $834 and $747, respectively, in lease payments to SIGI for the use of these properties.

Prior to July 2008, Primoris leased certain construction equipment from SIGI.  During the year ended December 31, 2008, the Company paid $175 in rental payments to SIGI for the use of this equipment. The Company purchased the equipment from SIGI in July 2008 for a purchase price of $1,135. The purchase price was determined using a fair market value appraisal.

Prior to March 31, 2009, the Company leased an airplane from SIGI for business use. During the years ended December 31, 2009 and 2008, the Company paid $70 and $239, respectively, in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31 2009, when SIGI sold the airplane.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager at our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the years ended December 31, 2010, 2009 and 2008 Primoris paid $252, $282 and $289, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $83, $16,566 and $21,172 in related party revenues during the years ended December 31, 2010, 2009 and 2008, respectively, on the OMPP joint venture.  The Company also recognized $472, $0 and $0 in related party revenues for the years ended December 31, 2010, 2009 and 2008, respectively, from the St. — Bernard Levee Partners joint venture.  See Note 7— “Equity Method Investments”.

Note 21—Income Taxes

The components of the income tax provision from continuing operations are as shown in the following table:

	2010	2009
Current provision (benefit)
Federal	$18,491	$12,967
State	4,663	3,105
Foreign	1,081	1,230
	$24,235	$17,302
Deferred provision (benefit)
Federal	(1,951)	516
State and local	(189)	84
Foreign	(36)	(46)
	(2,176)	554
Change in valuation allowance	—	494
Total	$22,059	$18,350

A reconciliation of income tax expense from continuing operations to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income from continuing operations is as follows:

	2010	2009
U.S. federal statutory income tax rate	35.00%	35.00%
State taxes, net of federal income tax impact	4.52%	4.34%
Foreign tax credit	(1.88)%	(2.59)%
Canadian income tax	1.88%	2.59%
Domestic production activities deduction	(3.30)%	(1.67)%
Other items	3.40%	0.47%
Effective tax rate from continuing operations	39.62%	38.14%

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

During 2009, the Company realized a capital loss related to an abandoned investment.  A valuation allowance of $494 has been provided against the Company’s deferred tax for its capital loss carryforward as the Company believes that it is more likely than not that this capital loss will not be realized.  The Company’s determination that it will not fully realize this deferred tax asset was based upon the Company’s future unlikelihood of generating sufficient capital gains.  No valuation allowance has been provided to the Company’s remaining deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued workers compensation	$2,515	$2,275
Insurance reserves	2,245	760
Other accrued liabilities	6,400	2,211
State income taxes	493	697
Capital loss carryforward	494	494
Foreign tax credit	390	52
Valuation allowance	(494)	(494)
Total deferred tax assets	12,043	5,995
Deferred tax liabilities:
Depreciation and amortization	(14,592)	(2,692)
Prepaid expenses	(418)	(316)
Total deferred tax liabilities	(15,010)	(3,008)
Total	$(2,967)	$2,987

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of  income tax expense.

As of December 31, 2010 and 2009, there are no material unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

The tax years 2007 through 2009 remain open to IRS examination.  The tax years 2006 through 2009 remain open to examination by the other major taxing jurisdictions to which the Company is subject.

Note 22—Earnings Per Share

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Numerator:
Income from continuing operations	$33,616	$29,761	$37,302
Net income	$33,616	$25,912	$36,433
Pro forma income from continuing operations—unaudited (1)			$25,431
Pro forma net income—unaudited (1)			$24,839

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	42,694	31,937	26,258
Dilutive effect of warrants and units (2)	908	961	856
Dilutive effect of contingently issuable shares (3)	989	1,225	1,042
Dilutive effect of JCG convertible preferred shares (4)	2,287	295	—
Weighted average shares for computation of diluted earnings per share	46,878	34,418	28,156

Basic:
Income from continuing operations per share	$0.79	$0.93	$1.42
Earnings per share	$0.79	$0.81	$1.39
Pro forma income from continuing operations per share—unaudited (1)			$0.97
Pro forma earnings per share—unaudited (1)			$0.95
Diluted:
Income from continuing operations per share	$0.72	$0.86	$1.32
Earnings per share	$0.72	$0.75	$1.29
Pro form income from continuing operations per share—unaudited (1)			$0.90
Pro forma earnings per share—unaudited (1)			$0.88

(1)          Pro forma 2008 income from continuing operations and net income and their related per share amounts reflect an adjustment for income tax at the applicable statutory blended federal and state income tax rate (39.8%) as if we had been taxed in accordance with Subchapter C of the Internal Revenue Code since the beginning of each respective period.

(2)          Represents the dilutive effect of common stock warrants and Units available under the Unit Purchase Option (“UPO”).  Each warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010.  This amount also includes the dilutive effect of the Units available under the UPO at a purchase price of $8.80 per Unit. The UPO provides for the purchase of 450,000 Units. Through October 2, 2010, each Unit consisted of one share of common stock plus one warrant to purchase a share of common stock at a strike price of $5.00 per share.  After October 2, 2010, the Unit consists only of one share of common stock as a result of the warrant expiration of October 2, 2010.

(3)          Represents the effect of four contingency arrangements:

a)              A total of 5,000,000 shares of the Company’s common stock issued when certain financial targets were met in 2008 and 2009 under the merger agreement between Rhapsody and Former Primoris.   On March 27, 2009, a total of 2,500,025 shares were issued and an additional 2,499,975 shares were issued on March 25, 2010.

b)             The effect of 74,906 shares of common stock that were issued as part of the acquisition of Cravens, issued in March 2010 upon meeting a defined performance target in 2009.  The seller and the Company entered into an agreement during 2010 terminating the remaining two future earnout contingencies.

c)              A total of 1,095,602 shares will be issued to JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target in 2010.

d)             A total of 494,095 shares will be issued to Rockford’s former stockholders in the first quarter of 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provides for additional performance targets for 2011 and 2012 and may result in additional shares being issued.  Because these contingencies have not yet been achieved, these shares have not been included in the calculation for diluted shares outstanding.

(4)          Represents the effect of 8,185,278 shares of common stock that were approved for issuance at a special meeting of the stockholders held on April 12, 2010.  The stockholders approved the issuance of shares of common stock to the holders of 81,852.78 shares of Preferred Stock and approved the conversion of the Preferred Stock to 8,185,278 shares of common stock.

Note 23—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 49,359,600 and 32,704,903 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. As of March 11, 2011 there were 82 holders of record of our common stock.

As of December 31, 2010, there were 1,520,000 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan. As of December 31, 2010, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into 8,185,278 shares of common stock.  There are no shares of Preferred Stock outstanding at December 31, 2010.

Completion of Merger

At the time of the July 31, 2008 closing of the merger with Rhapsody, the Former Primoris Holders owned approximately 80.4% of the outstanding shares of the Company’s common stock, and the remaining Rhapsody stockholders owned the remaining approximately 19.6% of the Company’s outstanding shares of common stock (See Note 5—“Completed Merger”).

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

Merger related issuance of stock and stock expense

In connection with the Merger Agreement, Rhapsody, Former Primoris and two foreign managers of Former Primoris entered into termination agreements related to the fulfillment of obligations under a Put/Call Agreement and a Phantom Stock Agreement (collectively the “Deferred Compensation Agreements”). Upon consummation of the merger (See Note 5 “Completed Merger”), the termination agreements cancelled the obligations of the parties under the Deferred Compensation Agreements and called for the issuance to the foreign managers of an aggregate of 507,600 shares of the Company’s common stock and for the cash payment of the amounts already accrued under the Deferred Compensation Agreements.

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

As discussed below, the Company achieved a specified financial milestone for 2008 and 2,500,025 shares of Company stock were issued to Former Primoris stockholders in March 2009, which included 52,668 shares issued to the two foreign managers. As a result, the Company recognized a $375 charge in 2008 for the earnout shares the two foreign managers received. The Company also achieved the specified financial milestone for 2009, and the Company recognized a $390 charge in 2009, and the two foreign managers were issued 52,668 additional common shares in March 2010.

Contingent shares of common stock

Former Primoris Contingent Shares

The Merger Agreement provided that the Former Primoris Holders would receive up to an additional 5,000,000 shares of the Company’s common stock, contingent upon the combined company attaining certain financial targets in 2008 and 2009. The Company achieved the specified financial milestones for both 2008 and 2009.  On March 27, 2009 a total of 2,500,025 shares of Company stock were issued to Former Primoris stockholders and 2,499,975 shares were issued on March 25, 2010.

JCG Contingent Shares

A total of 1,095,602 shares will be issued to the JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target in 2010.  The number of shares were calculated as the number of shares of common stock equal to $10.2 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.

Cravens Contingent Shares

A total of 74,906 shares of common stock were issued as part of the acquisition of Cravens upon meeting a defined performance target in 2009.  The shares were issued in March 2010.  The seller and the Company entered into an agreement during 2010 terminating the remaining two future earnout contingencies.

Rockford Contingent Shares

A total of 494,095 shares will be issued to the Rockford’s former stockholders in the first quarter of 2011 as a result of Rockford meeting a defined performance target in 2010.  The number of shares were calculated in accordance to the purchase agreement as the number of shares of common stock equal to $4.6 million, divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2010.  The purchase agreement provides for additional performance targets for 2011 and 2012 and may provide for additional shares to be issued.

Note 24—Warrants and Purchase Options For Purchase of Stock

Warrants

As of December 31, 2010, there were no  warrants outstanding.

At the time of the initial public offering for Rhapsody, warrants were issued to purchasers of the common stock.  Each warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010 (“Warrant”), unless earlier redeemed by the Company.  As of December 31, 2009, a total of 4,617,499 Warrants were outstanding.  From January 1, 2010 through October 1, 2010, a total of 4,337,909 Warrants were exercised resulting in cash proceeds of $21,690.

On September 7, 2010, the Company adopted a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of Warrants.  From September 7, 2010 through the plan termination date of September 28, 2010, the broker completed the repurchase of 245,846 Warrants in accordance with the plan, for $277.

The remaining 33,744 Warrants expired on October 2, 2010.

Unit Purchase Options

In addition to the Warrants, Rhapsody provided 450,000 UPO’s to its underwriter. Each UPO included the right to purchase a Unit at $8.80 per share, with each Unit consisting of one share of common stock and one Warrant.  The UPO, which expires on October 2, 2011, allows for a cashless conversion.  With the expiration of the Warrants, each UPO allows for the purchase of one share of common stock at $8.80 per share.

Note 25—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below:

	Year Ended December 31, 2010
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$174,982	$203,187	$230,357	$333,239
Gross profit	24,473	26,636	27,880	43,800
Income from continuing operations	6,698	7,087	7,577	12,254
Income (loss) on discontinued operations	—	—	—	—
Net income	6,698	7,087	7,577	12,254

Earnings per share:
Basic:
Income from continuing operations	$0.20	$0.16	$0.17	$0.25
Net income	$0.20	$0.16	$0.17	$0.25

Diluted:
Income from continuing operations	$0.15	$0.16	$0.17	$0.24
Net income	$0.15	$0.16	$0.17	$0.24

Weighted average shares outstanding
Basic	33,202	43,163	44,887	49,360
Diluted	45,544	45,407	45,528	50,928

	Year Ended December 31, 2009
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$123,550	$119,610	$106,611	$117,239
Gross profit	14,506	20,743	20,154	20,172
Income from continuing operations	5,620	8,621	8,726	6,794
Income (loss) on discontinued operations	20	(41)	(779)	(3,049)
Net income	5,640	8,580	7,947	3,745

Earnings per share:
Basic:
Income from continuing operations	$0.19	$0.27	$0.27	$0.21
Net income	$0.19	$0.26	$0.24	$0.11

Diluted:
Income from continuing operations	$0.17	$0.26	$0.26	$0.18
Net income	$0.17	$0.26	$0.23	$0.10

Weighted average shares outstanding
Basic	30,116	32,477	32,477	32,644
Diluted	32,477	32,835	34,048	38,113

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (19)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (22)

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

Exhibit 10.22	Purchase Trading Plan Agreement, dated March 26, 2009, by and among Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.23	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.24	Loan and Security Agreement, dated as of March 22, 2007, by and among Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.25	First Amendment, dated August 5, 2007, to Loan and Security Agreement between Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.26	Second Amendment, dated July 11, 2008, to Loan and Security Agreement between Primoris Corporation, the predecessor to Primoris Services Corporation, and LaSalle Bank National Association (7)

Exhibit 10.27	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.28	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.29	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.30	Promissory Note and Aircraft Security Agreement and related documents thereto, dated October 17, 2008, by and between Stellaris LLC and U.S. Bancorp Equipment Finance, Inc. (17)

Exhibit 10.31

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.32

Voting Agreement, dated December 18, 2009, by and among certain Primoris stockholders who represent, in the aggregate, in excess of 50% of the issued and outstanding shares of common stock of Primoris Services Corporation, James Construction Group, LLC and the representative of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.33	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.34	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.35	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.36	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.37	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.38	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.39	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.40	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.41	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (18)

Exhibit 10.42	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (18)

Exhibit 10.43	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.44	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.45	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (18)

Exhibit 10.46	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (20)

Exhibit 10.47	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (23)

Exhibit 10.48	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (23)

Exhibit 10.49	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (23)

Exhibit 10.50

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (23)

Exhibit 10.51

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (23)

Exhibit 10.52

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (23)

Exhibit 10.53

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (23)

Exhibit 10.54	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.55	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.56	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (24)

Exhibit 10.57	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (24)

Exhibit 10.58	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (*)

Exhibit 14.1	Code of Ethics (25)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 2), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 2) (File No. 333-134694), as filed with the SEC on August 28, 2006, and which is incorporated herein by reference.
(11)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 1) (File No. 333-134694), as filed with the SEC on July 14, 2006, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on April 21, 2008, and which is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 12, 2009, and which is incorporated herein by reference.
(14)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 31, 2009, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference.