Form 10-Q
period 2011-03-31
Primoris Services Corp
filed 2011-05-10
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                 .

Commission file number 0001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4743916 (I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500 Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

Registrant’s telephone number, including area code: (214) 740-5600

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

At May 9, 2011, 51,044,307 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$131,388	$115,437
Short term investments	23,000	26,000
Customer retention deposits	15,599	12,518
Accounts receivable, net	146,819	208,145
Costs and estimated earnings in excess of billings	25,447	17,275
Inventory	22,248	25,599
Deferred tax assets	9,533	9,533
Prepaid expenses and other current assets	8,967	12,925
Total current assets	383,001	427,432
Property and equipment, net	121,015	123,167
Investment in non-consolidated entities	18,543	18,805
Intangible assets, net	37,868	40,633
Goodwill	94,179	94,179
Total assets	$654,606	$704,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,239	$89,484
Billings in excess of costs and estimated earnings	168,379	205,268
Accrued expenses and other current liabilities	53,541	55,126
Dividends payable	1,276	1,234
Current portion of capital leases	3,957	4,286
Current portion of long-term debt	9,680	9,623
Current portion of subordinated debt	14,479	15,833
Current liabilities of discontinued operations	733	733
Total current liabilities	334,284	381,587
Long-term capital leases, net of current portion	6,511	7,354
Long-term debt, net of current portion	36,007	38,428
Long-term subordinated debt, net of current portion	18,799	27,378
Deferred tax liabilities	12,500	12,500
Contingent earnout liabilities	10,088	24,591
Other long-term liabilities	1,562	4,147
Total liabilities	419,751	495,985
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,044,307 and 49,359,600 issued and outstanding at March 31, 2011 and December 31, 2010	5	5
Additional paid-in capital	151,867	136,245
Retained earnings	82,983	71,981
Total stockholders’ equity	234,855	208,231
Total liabilities and stockholders’ equity	$654,606	$704,216

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Revenues	$359,645	$174,982
Cost of revenues	319,015	150,509
Gross profit	40,630	24,473
Selling, general and administrative expenses	19,845	13,446
Operating income	20,785	11,027
Other income (expense):
Income from non-consolidated entities	826	968
Foreign exchange gain	36	92
Other expenses	(297)	(309)
Interest income	158	180
Interest expense	(1,371)	(1,307)

Income before provision for income taxes	20,137	10,651
Provision for income taxes	(7,859)	(3,953)
Net income	$12,278	$6,698
Earnings per share:
Basic	$0.25	$0.20
Diluted	$0.24	$0.15
Weighted average common shares outstanding:
Basic	49,675	33,202
Diluted	51,051	45,544

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,278	$6,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,903	4,172
Amortization of intangible assets	2,765	1,381
Loss (gain) on sale of property and equipment	114	(1,139)
Income from non-consolidated entities	(826)	(968)
Non-consolidated entity distributions	1,088	4,393
Contingent earnout liabilities	297	309
Changes in assets and liabilities:
Customer retention deposits	(3,081)	(86)
Accounts receivable	61,326	(9,118)
Costs and estimated earnings in excess of billings	(8,172)	(4,809)
Inventory, prepaid expenses and other current assets	7,309	(7,114)
Accounts payable	(7,245)	3,320
Billings in excess of costs and estimated earnings	(36,889)	(638)
Accrued expenses and other current liabilities	(1,585)	724
Other long-term liabilities	(2,585)	1,763
Net cash provided by (used by) operating activities	30,697	(1,112)
Cash flows from investing activities:
Purchase of property and equipment	(4,080)	(2,556)
Proceeds from sale of property and equipment	215	1,438
Sale of short-term investments	26,000	25,058
Purchase of short-term investments	(23,000)	(24,000)
Net cash used in investing activities	(865)	(60)
Cash flows from financing activities:
Repayment of capital leases	(1,172)	(965)
Repayment of long-term debt	(2,364)	(1,588)
Repayment of subordinated debt	(9,933)	(3,222)
Proceeds from issuance of common stock	822	3,104
Stock issued for business acquired	—	600
Stock issued to foreign managers	—	390
Dividends paid	(1,234)	(1,022)
Cash distributions to James shareholders	—	(1,966)
Net cash used in financing activities	(13,881)	(4,669)
Cash flows from discontinued operations:
Operating activities	—	(874)
Net cash used in discontinued operations	—	(874)
Net change in cash and cash equivalents	15,951	(6,715)
Cash and cash equivalents at beginning of the period	115,437	90,004
Cash and cash equivalents at end of the period	$131,388	$83,289

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash paid during the period for:
Interest	$1,371	$1,617
Income taxes	$2,056	$516

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Non-cash activities:
Accrued dividends declared	$1,276	$1,102

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations — Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc. (a 50% owned entity in 2010 and 100% owned entity in 2011), Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P., Stellaris, LLC, James Construction Group LLC (“JCG”) and Rockford Corporation, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures, engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

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

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, or the “Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim condensed consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “First Quarter 2011 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 16, 2011, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2010.

The interim financial information for the three-month periods ended March 31, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this First Quarter 2011 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition — The Company typically structures contracts as unit-price, time and material, fixed-price or cost reimbursable plus fee. Revenue is recognized on the cost-on-total-cost percentage-of-completion method for fixed price contracts.   In the percentage-of-completion method, estimated contract income and resulting revenue is calculated based on the total costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenues and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.

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

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year, generate revenues in excess of 50% of total revenues and generally consist of a different group of customers in each year. During the three months ending March 31, 2011, revenues generated by Rockford under the Ruby contract were $126.9 million, which represented 35.3% of total revenues during the period. The Ruby contract is part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon. The contract is a cost reimbursable plus a fixed fee arrangement and is expected to be substantially completed by the end of the third quarter 2011.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (an update to ASC Topic 820 “Fair Value Measurements and Disclosures”).   ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required.  As of January 1, 2010, the Company adopted all the provisions of this accounting standard update, which did not result in a material impact on our financial statements.

Goodwill Impairment Testing

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard on January 1, 2011, which did not result in a material impact on our financial statements.

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

Note 4—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements.  ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

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

The following table presents, using the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2011:
Cash and cash equivalents	$131,388	$131,388	—	—
Short-term investments	$23,000	$23,000	—	—
Assets at December 31, 2010:
Cash and cash equivalents	$115,437	$115,437	—	—
Short-term investments	$26,000	$26,000	—	—

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) program to provide Federal Deposit Insurance Corporation backing of the CDs and interest bearing money market accounts with various financial institutions.

In addition to the assets listed in the table, other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on the short-term nature of these instruments.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	March 31, 2011	December 31, 2010

Contracts receivable, net of allowance for doubtful accounts of $303 for March 31, 2011 and $200 for December 31, 2010	$128,853	$185,299
Retention	17,744	20,057
	146,597	205,356
Due from affiliates	—	200
Other accounts receivable	222	2,589
	$146,819	$208,145

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 7 “Equity Method Investments” and Note 13 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $1,975 and $927 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	March 31, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$1,989,582	$2,339,551
Provision for estimated loss on uncompleted contracts	638	577
Gross profit recognized	176,684	245,974
	2,166,904	2,586,102
Less: billings to date	(2,309,836)	(2,774,095)
	$(142,932)	$(187,993)

This net amount is included in the accompanying consolidated balance sheet under the following captions:

	March 31, 2011	December 31, 2010

Costs and estimated earnings in excess of billings	$25,447	$17,275
Billings in excess of costs and estimated earnings	(168,379)	(205,268)
	$(142,932)	$(187,993)

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

The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2011	December 31, 2010

Wespac Energy, LLC
Balance sheet data
Assets	$29,653	$30,161
Liabilities	4,586	4,248
Net assets	$25,067	$25,913
Company’s equity investment in venture	$17,851	$17,915

	Three months ended March 31,
	2011	2010

Earnings data:
Revenue	$—	$—
Expenses	$127	$—
Earnings before taxes	$(127)	$—
Company’s equity in earnings	$(63)	$—

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $970 and $194 to the Company during the three months ended March 31, 2011 and 2010, respectively, as calculated under the joint venture agreement.  The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2011	December 31, 2010

St. — Bernard Levee Partners
Balance sheet data
Assets	$14,533	$21,981
Liabilities	10,417	17,291
Net assets	$4,116	$4,690
Company’s equity investment in venture	$691	$878

	Three months ended March 31,
	2011	2010

Earnings data:
Revenue	$28,036	$42,130
Expenses	$24,676	$37,275
Earnings before taxes	$3,360	$4,855
Company’s equity in earnings	$783	$1,169

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners, for the sole purpose of constructing a power plant near San Diego, California.  The project was completed in 2010, and a distribution of $106 was received during the three months ended March 31, 2011.

Note 8 — Business Combinations

The November 12, 2010 acquisition of Rockford was accounted for using the acquisition method of accounting. The fair value of the consideration transferred to selling shareholders was $79,623.

As part of the acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010 and for the periods ending December 31, 2011 and 2012.  The 2010 earnout target for the fourth quarter 2010 was achieved and in March 2011, the Company issued 494,095 shares of common stock to the sellers.  As discussed in Note 12 — “Contingent Earnout Liabilities”, the estimated fair value of the remaining contingency was $10,088 and $9,791 at March 31, 2011 and December 31, 2010, respectively.

There have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the three months ended March 31, 2011.  The Company has engaged outside experts to assist in determining the estimated fair value of certain acquired workers compensation and casualty liabilities.  Additionally, the Company is continuing its evaluation of the fair value of the construction equipment acquired.  The Company expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2011.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2010

The following pro forma information for the three months ended March 31, 2010 presents the results of operations as if the Rockford acquisition had occurred at the beginning of 2010. The supplemental pro forma information has been adjusted to include:

•              the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•              the pro forma impact of interest expense on the $16,712 subordinated promissory note;

•              the pro forma tax effect of both the income before income taxes for Rockford and the Rockford pro forma adjustments, calculated using a tax rate of 39.8% for the three months ended March 31, 2010; and

•              the pro forma weighted average shares outstanding include 1,605,709 shares of common stock issued as part of the acquisition, plus the 494,095 shares of stock earned as a result of achieving the fourth quarter 2010 earnout target.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been completed on January 1, 2010.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieved with respect to the combined companies.

Three months ended March 31, 2010

Revenues	$190,050
Income before provision for income taxes	$8,063
Net income	$5,140

Weighted average common shares outstanding:
Basic — (1)	35,302
Diluted — (1)	47,644

Earnings per share:
Basic	$0.15
Diluted	$0.11

(1)           The adjustment to weighted average shares outstanding excludes the potential impact of any shares of common stock that may be issued contingent upon meeting certain financial targets at the end of 2011 and 2012.

Note 9—Intangible Assets

At March 31, 2011 and December 31, 2010, intangible assets totaled $37,867 and $40,633, respectively, net of amortization.  The table summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization		March 31,	December 31,
	Period		2011	2010
Tradename	5 to 10 years		$20,506	$21,078
Non-compete agreements	5 years		$5,790	$6,155
Customer relationships	5 to 10 years		$8,199	$8,428
Backlog	0.75 to 2.25 years		$3,373	$4,972
		Total	$37,868	$40,633

Amortization expense of intangible assets was $2,765 and $1,381 for the three months ended March 31, 2011 and 2010, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2011 (remaining nine months)	$6,485
2012	5,033
2013	4,655
2014	4,620
2015	3,545
Thereafter	13,530
$37,868

Note 10—Accounts Payable and Accrued Liabilities

At March 31, 2011 and December 31, 2010, accounts payable includes retention amounts of approximately $11,679 and $14,382, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2011	December 31, 2010

Payroll and related employee benefits	$27,794	$31,282
Insurance, including self-insurance reserves	13,367	15,992
Provision for estimated losses on uncompleted contracts	638	577
Corporate income taxes and other taxes	5,796	1,781
Accrued overhead cost	1,130	1,409
Other	4,816	4,085
	$53,541	$55,126

Note 11—Credit Arrangements

As of March 31, 2011, the Company has a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•      a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2013; and

•      a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 26, 2011.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of March 31, 2011 and December 31, 2010, total commercial letters of credit outstanding under Revolving Loan A totaled $5,098 and $3,634, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010.  At March 31, 2011, available borrowing capacity under Revolving Loan A was $14,902 and $15,000 under Revolving Loan B.

Any principal amount of each of Revolving Loan A and Revolving Loan B will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Agreement, or (ii) the prime rate announced by the Lender plus an applicable margin as specified in the Agreement. The principal amount of any loan bearing interest at LIBOR plus an applicable margin may not be prepaid without being subject to certain penalties. There is no prepayment penalty for any loan bearing interest at the prime rate announced by the Lender plus an applicable margin.

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants as of March 31, 2011.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of March 31, 2011 and December 31, 2010, total commercial letters of credit outstanding under this credit facility totaled $4,279 and $4,994 in Canadian dollars, respectively.  As of March 31, 2011, the available borrowing capacity under this credit facility was $5,721 in Canadian dollars.

At the time of the JCG acquisition on December 18, 2009, the Company assumed outstanding letters of credit of $5,600 under an amended credit agreement that expired on February 28, 2010. Upon termination of the credit agreement, the Company made a cash deposit as replacement for the letters of credit.

Subordinated Promissory Note — Rockford.   In connection with the acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”) on November 12, 2010 in favor of the sellers of Rockford with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 of the Rockford Note was designated as “Note A” and approximately $7,043 of the note was designated as “Note B.”  Note B was paid in full on March 10, 2011.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over the life of Note A.  During the first 12 months of Note A, it bears interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At March 31, 2011, a total of $8,595 was outstanding.

Note A may be prepaid in whole or in part at any time.  If we complete an equity financing while Note A is outstanding, we have agreed to use 15% of the net proceeds of any such equity financing in excess of $10 million to prepay a portion or all of Note A.  In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of Note A.

While any amount is outstanding under Note A, we have agreed to not take certain actions without the prior written consent of the Rockford Note holders’ representative.  We have agreed not to: (i) incur any obligations for seller financing associated with the acquisition of a business without subordinating it to the Rockford Note, (ii) make any payment on outstanding indebtedness that has been subordinated to the Rockford Note, (iii) make any distribution or declare or pay any dividends (except for regular, quarterly dividends), and (iv) consummate any transaction that would require prepayment under the Rockford Note, if we are not permitted to do so by our senior lender and/or surety companies.

The sellers have entered into subordination agreements with our senior lender, bonding agency and the holders of the JCG Note, pursuant to which the Rockford Note is subordinated to amounts owed to our senior lender, bonding agencies and the holders of the JCG Note.

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note bears interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The JCG Note may be prepaid in whole or in part at any time.  If we complete an equity financing while the JCG Note is outstanding, we have agreed to use the first $10 million of the net proceeds of any such equity financing, plus 75% of the net proceeds in excess of $10 million, to prepay a portion or all of the JCG Note. In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of the JCG Note.  As long as more than $10,000 is outstanding, we have agreed to not take certain actions without the prior written consent of the JCG Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock.

Note 12 — Contingent Earnout Liabilities

Rockford Earnout Consideration

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for certain periods.  The earnout target established for the fourth quarter 2010 was achieved in March 2011. The liability of $4,600 was recorded at fair value as of December 31, 2010. In March 2011, the Company issued 494,095 shares of common stock to the sellers and reduced the liability and increased Stockholders’ Equity.

The remaining contingent earnout liabilities related to the acquisition of Rockford consist of the following:

2011 Earnout Period

If Rockford’s financial performance as measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, for the fifteen month period from October 1, 2010 through December 31, 2011 is at least $34.0 million, we have agreed to pay $2.3 million in cash and issue an additional number of shares of our common stock equal to $2.3 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011 (a total of $4.6 million). Alternatively, if Rockford’s financial performance for the fifteen month period from October 1, 2010 and through December 31, 2011 is at least $38.0 million, we have agreed to pay a cash amount of $3.45 million and issue a number of shares of our common stock equal to $3.45 million divided by the average closing price of our common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011 (a total of $6.9 million).

2012 Earnout Period

If Rockford’s EBITDA financial performance for calendar year 2012 is at least $14.0 million, we have agreed to pay $6.9 million in cash.

At December 31, 2010, the estimated fair value of the contingent consideration for the potential earnout liabilities for the Rockford acquisition was $14,391, which included the liability for meeting the fourth quarter 2010 earnout target.  Excluding the fourth quarter 2010 earnout target, the liability at December 31, 2010 was $9,791.  The estimated fair value of the 2011 and 2012 earnout liabilities at March 31, 2011 was $10,088. The $297 change in the fair value was a non-cash charge to “other expense” in the consolidated statement of income for the three month period ended March 31, 2011.

JCG Earnout Consideration

As part of the JCG acquisition in December 2009, the Company agreed to issue a number of shares of common stock equal to $10.2 million if JCG’s EBITDA, as defined in the purchase agreement, was equal to or greater than $35 million for the year ending December 31, 2010. The earnout contingency was achieved and the liability of $10,200 was recorded as of December 31, 2010. In March 2011, the Company issued 1,095,602 shares of common stock to the sellers and reduced the liability and increased Stockholders’ Equity.

Note 13—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, also holds a majority interest in SIGI and is the chairman and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the three months ending March 31, 2011, the Company recognized revenues of $1,975. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the three months ended March 31, 2011 and 2010, the Company paid $224, and $221, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the three months ended March 31, 2011 and 2010, Primoris paid $69 and $62, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the three months ended March 31, 2011, Primoris paid $23 in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 14—Income Taxes

The effective tax rate for the three months ended March 31, 2011 was 39.03%. The rate differs from the U.S. federal statutory rate of 35% due primarily to federal and state return to provision adjustments, state income taxes and the “Domestic Production Activity Deduction”.

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

The tax years 2007 through 2010 remain open to examination by the United States Internal Revenue Service.  The tax years 2006 through 2010 remain open to examination by the other major taxing jurisdictions to which the Company is subject.

Note 15—Dividends and Earnings Per Share

On November 5, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record on December 31, 2010.  The dividend, totaling $1,234 was paid on January 15, 2011.  On March 10, 2011, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record on March 31, 2011.  The dividend, totaling $1,276 was paid on April 15, 2011.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Numerator:
Net income	$12,278	$6,698
Denominator:
Weighted average shares for computation of basic earnings per share	49,675	33,202
Dilutive effect of warrants and units (1)	7	1,751
Dilutive effect of contingently issuable shares (2)	1,325	2,406
Dilutive effect of preferred stock (3)	—	8,185
Dilutive effect of employee purchased shares (4)	44	—
Weighted average shares for computation of diluted earnings per share	51,051	45,544

Basic earnings per share	$0.25	$0.20

Diluted earnings per share	$0.24	$0.15

(1)        Represents the dilutive effect of common stock warrants and Units available under the Unit Purchase Option (“UPO”).  Each warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share and was exercisable at any time on or prior to October 2, 2010.  This amount also includes the dilutive effect of the Units available under the UPO at a purchase price of $8.80 per Unit. The UPO provides for the purchase of 450,000 Units. Through October 2, 2010, each Unit consisted of one share of common stock plus one warrant to purchase a share of common stock at a strike price of $5.00 per share.  After October 2, 2010, the Unit consists only of one share of common stock.

(2)        Represents the dilutive effect of the following contingency arrangements which were met at the end of each year, but for which shares of common stock were not issued until the end of the first quarter:

a)              A total of 2,499,975 shares of the Company’s common stock issued on March 25, 2010 when certain financial targets were met in 2009 under the merger agreement between Rhapsody and Former Primoris.

b)             The effect of 74,906 shares of common stock that were issued as part of the acquisition of Cravens, issued in March 2010 upon meeting a defined performance target in 2009.  The seller and the Company entered into an agreement during 2010 terminating the remaining two future earnout contingencies.

c)              A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

d)             A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provides for additional performance targets for 2011 and 2012 and may result in additional shares being issued.  Because these future contingencies have not yet been achieved, these shares have not been included in the calculation for diluted shares outstanding.

(3)        Represents the dilutive effect of the conversion of preferred stock into 8,185,278 shares of common stock.  The conversion was approved at a special meeting of the stockholders held on April 12, 2010.

(4)        Represents the dilutive effect of 94,966 shares of common stock issued to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Retention Plan.

Note 16—Stockholders’ Equity

Common stock — In March 2011, a total of 1,095,646 shares of common stock were issued to the JCG sellers as a result of JCG meeting a defined performance target in 2010.  At the same time, 494,095 shares were issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

Unit Purchase Options — At March 31, 2011, there were 450,000 Unit Purchase Options (“UPO”) outstanding.  Each UPO included the right to purchase a Unit at $8.80 per share, with each Unit consisting of one share of common stock and one warrant.  The Company’s warrants expired in the prior year, on October 2, 2010.  The UPO, which expires on October 2, 2011, allows for a cashless conversion.  With the expiration of the warrants, each UPO allows for the purchase of one share of common stock at $8.80 per share.

Note 17—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2011 and 2010 amounted to $2,286 and $2,539, respectively, including amounts paid to related parties of $314 and $283, respectively.

Letters of credit — At March 31, 2011, the Company had letters of credit outstanding of $9,498 and at December 31, 2010, the Company had letters of credit outstanding of $9,306.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At March 31, 2011 and December 31, 2010, the Company had bid and completion bonds issued and outstanding totaling approximately $993,893 and $849,288, respectively.

Note 18—Reportable Operating Segments

The Company provides services in three operating segments:  the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc. and Cardinal Mechanical, L.P.

The West Construction Services segment includes the construction services performed in the western United States, primarily in the states of California and Oregon.  Entities included in West Construction Services are ARB, ARB Structures, Inc., Stellaris, LLC, and Rockford for 2011.

The Engineering segment includes the results of Onquest, Inc. and Born Heaters Canada, ULC.

In the following tables, all intersegment revenues and gross profit, which were immaterial, have been eliminated.

Segment Revenues

Revenue by segment for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended March 31,
	2011		2010
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$128,079	35.6%	$104,236	59.6%
West Construction Services	220,114	61.2%	59,887	34.2%
Engineering	11,452	3.2%	10,859	6.2%
Total	$359,645	100.0%	$174,982	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended March 31,
	2011		2010
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$13,042	10.2%	$9,621	9.2%
West Construction Services	24,764	11.3%	12,211	20.4%
Engineering	2,824	24.7%	2,641	24.3%
Total	$40,630	11.3%	$24,473	14.0%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2011 and at December 31, 2010.

Segment	March 31, 2011	December 31, 2010

East Construction Services	$59,659	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$94,179	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the three months ended March 31, 2011 and 2010 were as follows:

	Revenues
	For the three months ended March 31,
	2011		2010		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2011	December 31, 2010

United States	$355,422	98.8%	$172,044	98.3%	$644,448	$692,759
Non-United States	4,223	1.2	2,938	1.7	10,158	11,457
Total	$359,645	100.0%	$174,982	100.0%	$654,606	$704,216

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (“First Quarter 2011 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2011 Report. You should read this First Quarter 2011 Report, our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this First Quarter 2011 Report.

Introduction

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

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, parking structures, highways, bridges and other environmental construction activities. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary Onquest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida.

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

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this First Quarter 2011 Report.

Range of Services

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

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States that were formerly included in the Construction Services segment, including Cardinal Contractors, Inc. and Cardinal Mechanical, L.P.

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

Engineering

The Engineering segment includes the results of Onquest, Inc. and Born Heaters Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems and related combustion and process technologies for clients in the oil refining, petrochemical and power generation industries. The group furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

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

We and our customers are operating in a challenging business environment in light of the economic downturn, capital markets that have not yet fully recovered and the potentially adverse impact of potential changes in governmental units spending. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by our customers throughout 2010, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact our ability to perform construction services. In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  We are also dependent on large construction projects which tend not to be seasonal but which tend to fluctuate based on general economic conditions.  As a consequence, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

In addition to quarter to quarter fluctuations based on the weather and general economic conditions, activity in the construction  industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs, interest rate fluctuations and other factors may also materially affect our periodic results. Accordingly, our operating results for any particular year may not be indicative of the results that can be expected for any other year.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$359,645	100.0%	$174,982	100.0%
Gross profit	40,630	11.3%	24,473	14.0%
Selling, general and administrative expense	19,845	5.5%	13,446	7.7%
Operating income	20,785	5.8%	11,027	6.3%
Other income (expense)	(648)	(0.2)%	(376)	(0.2)%
Income before income taxes	20,137	5.6%	10,651	6.1%
Income tax provision	(7,859)	(2.2)%	(3,953)	(2.3)%
Net income	$12,278	3.4%	$6,698	3.8%

Revenues for the three months ended March 31, 2011 were $359.6 million, an increase of $184.7 million or 105.5%, compared to the same period in 2010.   Rockford, which we acquired in the fourth quarter 2010, contributed $127.8 million for the three months ended March 31, 2011, which consisted of $126.9 million for the Ruby contract, part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon.  The project is expected to be substantially completed by the end of the third quarter 2011.  Excluding the impact of Rockford, revenues for the three months ended March 31, 2011 increased by $56.9 million, or 32.5%, compared to the same period in 2010. Excluding Rockford, revenues for the two construction segments combined increased by 34.3% from the first quarter of 2010.

Gross profit increased by $16.2 million, or 66.0%, for the three months ended March 31, 2011 compared to the same period in 2010.  Rockford’s $11.1 million profit was a primary reason for the increase; however, excluding the impact of Rockford, the gross profit of the combined construction groups increased by $5.0 million.

Gross profit as a percent of revenues decreased to 11.3% for the three months ended March 31, 2011, compared to 14.0% in the same period in 2010. The margins were primarily impacted by the 8.7% gross margin percentages recognized for Rockford and lower margins on the start-up of industrial projects in the West Construction Services segment in the first quarter of  2011 compared to the same period in 2010.

Geographic areas financial information

Revenue by geographic area for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$355,422	98.8%	$172,044	98.3%
Non—United States	4,223	1.2%	2,938	1.7%
Total revenues	$359,645	100.0%	$174,982	100.0%

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$128,079		$104,236
Gross profit	13,042	10.2%	9,621	9.2%

Revenue for the East Construction Services segment increased by $23.8 million, or 22.9%, for the three months ended March 31, 2011 compared to the same period in 2010.  This increase was due to the combination of increased work on heavy civil projects in Louisiana and Texas, increased revenue from infrastructure and maintenance projects and the impact of the purchase of a small rock quarry in Texas.

Gross profit for the East Construction Services segment increased $3.4 million, or 35.6%, for the three months ended March 31, 2011, primarily as a result of the increased revenues for the heavy civil and infrastructure and maintenance projects..

Gross profit as a percent of revenues increased to 10.2% during the three months ended March 31, 2011 from 9.2% in the prior year quarter, reflecting increased margin percentages realized on heavy civil projects in southern Louisiana during the quarter.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$220,114		$59,887
Gross profit	24,764	11.3%	12,211	20.4%

Revenue for the West Construction Services segment increased by $160.2 million, or 267.5%, for the three months ended March 31, 2011 compared to the same period in 2010.  Excluding the $127.8 million revenue contribution from Rockford, primarily for the Ruby project, the increase was $32.4 million, or 54.1%.  Revenues for our California underground business increased by $15.8 million, revenues for our California industrial business increased by $10.4 million, with the parking structure business accounting for most of the remainder of the increase compared to the first quarter of 2010.

Gross profit for the West Construction Services increased by $12.6 million, or 102.8%, for the three months ended March 31, 2011.  The impact of Rockford on gross profit was $11.1 million.  The remaining increase of $1.5 million was the result of increased gross margins for the underground and structures work which were offset by lower industrial margins at the start of the large power plant projects.

Gross profit as a percent of revenues decreased to 11.3% during the three months ended March 31, 2011 from 20.4% in the same period in 2010, reflecting high margins in the first quarter of 2010 primarily as a result of the completion of several projects in the previous year and the lower margins at the start of major construction projects.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$11,452		$10,859
Gross profit	2,824	24.7%	2,641	24.3%

Revenue for the Engineering segment increased by $0.6 million, or 5.5%, for the three months ended March 31, 2011, compared to the same period in 2010.

Gross profit for the Engineering segment for the three months ended March 31, 2011 increased to $2.8 million from $2.6 million for the same period in 2010, an increase of $0.2 million.  Gross margin as a percent of revenues was 24.7% compared to 24.3% for the same period in 2010.  The increase, both in revenue and margin, was due primarily to the contribution from several small service type projects in our Canadian subsidiary for the three months ended March 31, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $6.4 million, or 47.6%, for the three months ended March 31, 2011 compared to the same period in 2010. Of the increased amount, approximately $1.7 million was as a result of the acquisition of Rockford.  In 2011, we determined to account for our gains and losses on the sales of operating equipment as a cost of revenues rather than a component of SG&A since most of the equipment expenses are recorded as cost of revenues.  The impact in the first quarter of 2011 was minor, as we recorded a loss of $0.1 million for the quarter compared to a gain of $1.1 million in the first quarter of 2010,  The remaining change in SG&A expenses of $3.6 million was incurred as follows:  increase of $1.6 million in the West Construction Services segment (excluding Rockford), increase of $1.5 million in the East Construction Services segment and an increase of $.5 million in the Engineering segment. Compared to the same quarter last year, the overall increases were primarily due to an increase for employee compensation and related expenses of $1.1 million, a reduction in absorption of SG&A expenses into projects of $1.5 million and smaller increases in legal expenses, travel expenses and amortization of intangible assets

SG&A as a percentage of revenue decreased to 5.5% for the three months ended March 31, 2011, from 7.7% for the same period in 2010 primarily as a result of the significant increase in revenues.   Excluding the impact of Rockford, SG&A as a percentage of revenues was 7.8%.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$826	$968
Foreign exchange gain (loss)	36	92
Other income (expense)	(297)	(309)
Interest income	158	180
Interest (expense)	(1,371)	(1,307)
Total other income	$(648)	$(376)

For the three months ended March 31, 2011, income from non-consolidated joint ventures was $0.8 million, which was primarily from the St.-Bernard Levee Partners joint venture, a construction project near New Orleans, Louisiana.  Income from the St. Bernard joint venture was $1.2 million in the first quarter of 2010.  In the first quarter of 2010, we recognized loss of $0.2 million from a joint venture with an electrical construction company in Northern California.  That joint venture ended after the fourth quarter of 2010.

Foreign exchange gains for the three months ended March 31, 2011 and for the same period in 2010 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Other expense of $0.3 million for the three months ended March 31, 2011 and 2010 represents the change in the estimated fair value of the contingent earnout liabilities for Rockford in 2011 and JCG in 2010.

For the three months ended March 31, 2011, interest expense was $1.4 million, compared to $1.3 million for the same period in 2010.  The increase over the prior period was due primarily to interest payments due on the Rockford subordinated debt and the increase in the rate of the JCG subordinated debt.

Provision for income taxes

Our provision for income tax increased $3.9 million for the three months ended March 31, 2011 to $7.9 million, compared to the same period in 2010.  The tax rate applied in the three months ended March 31, 2011 was 39.03% as compared to 37.1% for the same period in 2010. The current year rate reflects the impact of the Rockford acquisition and the estimated taxes that will be paid in the third quarter of 2011.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  In addition to cash flow from operations, we have availability under our lines of credit to potentially augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At March 31, 2011, our balance sheet included net cash and investments of $154.4 million, consisting of net cash of $131.4 million, and $23.0 million in short-term investments.  We currently have the following credit facilities:

•                  a $20 million credit facility that expires on October 26, 2013, under which we can issue letters of credit for up to $15 million.  At March 31, 2011, we have issued letters of credit of $5.1 million on this facility, resulting in $14.9 million in available borrowing capacity;

•                  a credit facility of $15 million, with the full borrowing amount available at March 31, 2011, which expires on October 26, 2011; and

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012.  At March 31, 2011, $4.4 million of letters of credit (Canadian dollars) were outstanding, with $5.6 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Change in cash:
Net cash provided by (used in) operating activities	$30,697	$(1,112)
Net cash used in investing activities	(865)	(60)
Net cash used in financing activities	(13,881)	(4,669)
Net cash used in discontinued operations	—	(874)
Net change in cash and cash equivalents	$15,951	$(6,715)

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Operating Activities:
Operating Income	$20,785	$10,718
Depreciation	5,903	4,172
Amortization of intangible assets	2,765	1,381
Loss (Gain) on sale of property and equipment	114	(1,139)
Changes in assets and liabilities	9,375	(15,340)
Non-consolidated entity distributions	1,088	4.393
Foreign exchange gain	36	92
Change in contingent earnout liabilities	(297)	(309)
Interest income	158	180
Interest expense	(1,371)	(1,307)
Provision for income taxes	(7,859)	(3,953)
Net cash provided by (used by) operating activities	$30,697	$(1,112)

Cash flow provided by operating activities for the three months ended March 31, 2011 increased by $31.8 million compared to the same period in 2010 due primarily to the increased operating profit of $10.1 million, increased depreciation and amortization of intangible assets of $3.1 million as a result of the Rockford acquisition, and net cash generated by changes in assets and liabilities of $24.7 million.  This was partially offset by an increase in the provision for income taxes of $3.9 million, and a decrease in non-consolidated entity distributions of $3.3 million, and a reduction of $1.3 million of gain on the sale of equipment.

The significant components of the $9.4 million change in assets and liabilities from the December 31, 2010 balance sheet amounts are summarized as follows:

•                            a $61.3 million decrease in accounts receivable. At March 31, 2011, accounts receivable represented 22.4% of total assets.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•                            a $7.2 million decrease in accounts payable;

•                            costs and estimated earnings in excess of billings increased by $8.2 million;

•                            billings in excess of costs and estimated earnings decreased by $36.9 million;

•                            inventory, prepaid expenses and other current assets decreased by $7.3 million;

•                            other long-term liabilities decreased by $2.6 million;

•                            accrued expenses and other current liabilities decreased by $1.6 million; and

•                            a $3.1 million increase in customer retention deposits.

The decreases in accounts receivable and billings in excess of costs and estimated earnings are primarily related to the acquisition of Rockford. At December 31, 2010, Rockford accounts receivable were $56.2 million and at March 31, 2011, Rockford receivables were $18.8 million. At December 31, 2010, Rockford billings in excess of costs and estimated earnings were $78.7 million compared to a balance of $55.8 million at March 31, 2011.

Investing activities

During the three months ended March 31, 2011, we purchased property and equipment for $4.1 million in cash, compared to $2.6 million during the same period in 2010.  These purchases were principally for construction equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we invested $23.0 million and $24.0 million during the three months ended March 31, 2011 and 2010, respectively, in short term investments, and sold $26.0 million and $25.1 million during the same periods in 2011 and 2010.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs, U.S. Treasury bonds and money market accounts with various financial institutions.

Financing activities

Financing activities used $13.9 million of cash during the three months ended March 31, 2011. Significant transactions using cash flows from financing activities included:

•                  $3.5 million in repayment of long-term debt and capital leases during the three months ended March 31, 2011.

•                    $9.9 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 10, 2011 payment in full of the Rockford Note “B” of $6.7 million.

•                  Dividends of $1.2 million were paid to our stockholders during the three months ended March 31, 2011 (representing an annualized dividend rate of $0.10 per share of common stock or $0.025 per share of common stock as of the December 31, 2010 record date and paid on January 15, 2011).

•                  $0.8 million was recorded as equity for the issuance of 94,966 shares purchased by our employees under the Primoris Long-Term Retention Plan.

Capital requirements

We believe that we will be able to support our ongoing working capital needs for the next twelve months using cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities.

Common stock

In March 2011, a total of 1,095,646 shares of common stock were issued to the JCG former members as a result of JCG meeting a defined performance target in 2010.  Additionally, 494,095 shares were issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The Rockford purchase agreement provides for additional performance targets for 2011 and 2012 and may provide for the issuance of additional shares.

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the 2009 acquisition of JCG, the Company issued 81,852.78 shares of preferred stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of preferred stock into 8,185,278 shares of common stock.  There are no shares of preferred stock outstanding at March 31, 2011.

As of March 31, 2011, there are 450,000 Unit Purchase Options (“UPO”) outstanding.  Each UPO included the right to purchase a Unit at $8.80 per share, with each Unit consisting of one share of common stock and one warrant.  The Company’s warrants expired in the prior year, on October 2, 2010.  The UPO, which expires on October 2, 2011, allows for a cashless conversion.  With the expiration of the warrants, each UPO allows for the purchase of one share of common stock at $8.80 per share.

Credit agreements

For a description of our credit agreements and subordinated notes payable see Note 11 - Credit Arrangements in Item I Financial Statements.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the three months ending March 31, 2011, the Company recognized revenues of $1,975. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the three months ended March 31, 2011 and 2010, the Company paid $0.22 million, and $0.22 million, respectively, in lease payments to SIGI for the use of these properties.  In addition, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

Primoris leases a property from Roger Newnham, a manager at our subsidiary Born Heaters Canada.  The property is located in Calgary, Canada.  During the three months ended March 31, 2011 and 2010, Primoris paid $0.07 and $0.06 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the three months ended March 31, 2011, Primoris paid $0.02 million in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at March 31, 2011 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$56,155	$13,637	$28,256	$10,168	$4,094
Interest on debt and capital lease obligations	6,082	2,424	2,837	687	134
Subordinated debt	33,278	14,479	18,799	—	—
Interest on subordinated debt	2,905	1,912	993	—	—
Equipment operating leases	6,672	2,968	2,133	1,571	—
Real property leases	13,586	2,143	3,514	2,777	5,152
Real property leases—related parties	7,033	1,244	2,586	1,697	1,506
	$125,711	$38,807	$59,118	$16,900	$10,886

Stand-by letters of credit	$9,498	$5,532	$3,289	$677	$—

The interest amount above represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                                    Letters of credit issued under our lines of credit. At March 31, 2011, we had letters of credit outstanding of $9.5 million.

•                                    Equipment operating leases with a balance of $6.7 million at March 31, 2011.

•                                    In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2011, we had $993.9 million in outstanding bonds.

Critical Accounting Policies and Estimates

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2010, relate to fixed price contracts, revenue recognition, income taxes, goodwill, long-lived assets and reserve for uninsured risks.  There have been no material changes to our critical accounting policies since December 31, 2010.

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

Our contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog. Projects may remain in backlog for extended periods of time.

As of March 31, 2011, our total backlog was $1.06 billion representing an increase of $161.5 million, or 18.0%, from $895.8 million as of December 31, 2010.  No substantial backlog was obtained due to the Rockford acquisition on November 12, 2010 because the current work in progress consists primarily of one major reimbursable cost plus margin pipeline project.  We expect that approximately 52% of the total backlog at March 31, 2011 will be recognized as revenue during 2011, with $334 million expected for the East Construction Services segment, $183 million for the West Construction Services segment and $29 million for the Engineering segment.

Backlog by operating segment at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
	Amount (Thousands)	Percentage	Amount (Thousands)	Percentage
Segment:
East Construction Services	$668,296	63.2%	$630,567	70.4%
West Construction Services	350,931	33.2%	222,018	24.8%
Engineering	38,121	3.6%	43,187	4.8%
	$1,057,348	100.0%	$895,772	100.0%

Backlog should not be considered a comprehensive indicator of future revenues, as a significant portion of our revenues are derived from projects that are not part of a backlog calculation.  During the three months ended March 31, 2011, approximately $161.9 million of revenue (which included $127.8 million attributable to the Rockford acquisition) was generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2011 and December 31, 2010 due to the generally short maturities of these items. At March 31, 2011, we invested primarily in short-term dollar denominated bank deposits, money market accounts and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

At March 31, 2011, all of our long-term debt was under fixed interest rates.

At March 31, 2011, we had no derivative financial instrument for the purpose of hedging future currency exchange rates in Canadian dollars. We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2011, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fourth quarter 2010, we completed the acquisition of Rockford for which a portion of the consideration consisted of potential shares of unregistered stock contingent on meeting certain operating targets for 2010, 2011 and 2012.  In March 2011, a total of 494,095 shares were issued to the Rockford’s former stockholders as a result of Rockford meeting a defined performance target in 2010.

Similarly, as part of the JCG acquisition in December 2009, a portion of the consideration consisted of potential earnout shares, and in March 2011, a total of 1,095,646 shares of common stock were issued to the JCG sellers as a result of JCG meeting a defined performance target in 2010.

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

PRIMORIS SERVICES CORPORATION

Date: May 10, 2011	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer