Form 10-Q
period 2011-06-30
Primoris Services Corp
filed 2011-08-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

At August 5, 2011, 51,059,132 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$135,289	$115,437
Short term investments	23,000	26,000
Customer retention deposits and restricted cash	17,519	12,518
Accounts receivable, net	155,122	208,145
Costs and estimated earnings in excess of billings	33,584	17,275
Inventory	28,735	25,599
Deferred tax assets	9,533	9,533
Prepaid expenses and other current assets	11,255	12,925
Total current assets	414,037	427,432
Property and equipment, net	120,974	123,167
Investment in non-consolidated entities	18,034	18,805
Intangible assets, net	35,101	40,633
Goodwill	94,179	94,179
Total assets	$682,325	$704,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,787	$89,484
Billings in excess of costs and estimated earnings	171,545	205,268
Accrued expenses and other current liabilities	65,869	55,126
Dividends payable	1,276	1,234
Current portion of capital leases	3,304	4,286
Current portion of long-term debt	9,546	9,623
Current portion of subordinated debt	14,700	15,833
Liabilities of discontinued operations	733	733
Total current liabilities	357,760	381,587
Long-term capital leases, net of current portion	5,656	7,354
Long-term debt, net of current portion	33,105	38,428
Long-term subordinated debt, net of current portion	15,037	27,378
Deferred tax liabilities	12,500	12,500
Contingent earnout liabilities	10,394	24,591
Other long-term liabilities	1,862	4,147
Total liabilities	436,314	495,985
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,044,307 and 49,359,600 issued and outstanding at June 30, 2011 and December 31, 2010	5	5
Additional paid-in capital	149,837	136,245
Retained earnings	96,169	71,981
Total stockholders’ equity	246,011	208,231
Total liabilities and stockholders’ equity	$682,325	$704,216

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$351,956	$203,187	$711,601	$378,169
Cost of revenues	310,550	176,551	629,565	327,060
Gross profit	41,406	26,636	82,036	51,109
Selling, general and administrative expenses	20,477	15,823	40,322	29,269
Operating income	20,929	10,813	41,714	21,840
Other income (expense):
Income from non-consolidated entities	4,400	1,756	5,226	2,724
Foreign exchange gain (loss)	(72)	94	(36)	186
Other expense	(306)	(322)	(603)	(631)
Interest income	100	153	258	333
Interest expense	(1,353)	(1,220)	(2,724)	(2,527)

Income before provision for income taxes	23,698	11,274	43,835	21,925
Provision for income taxes	(9,236)	(4,187)	(17,095)	(8,140)
Net income	$14,462	$7,087	$26,740	$13,785

Earnings per share:
Basic	$0.28	$0.16	$0.53	$0.36
Diluted	$0.28	$0.16	$0.52	$0.30
Weighted average common shares outstanding:
Basic	51,044	43,163	50,363	38,210
Diluted	51,154	45,407	51,111	45,451

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$26,740	$13,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,043	8,303
Amortization of intangible assets	5,532	2,877
Loss (gain) on sale of property and equipment	(37)	(1,228)
Income from non-consolidated entities	(5,226)	(2,724)
Non-consolidated entity distributions	5,997	5,190
Contingent earnout liabilities	603	631
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(5,001)	(2,465)
Accounts receivable	53,023	(13,436)
Costs and estimated earnings in excess of billings	(16,309)	(10,713)
Inventory, prepaid expenses and other current assets	(1,466)	(4,851)
Accounts payable	1,303	1,824
Billings in excess of costs and estimated earnings	(33,723)	3,537
Accrued expenses and other current liabilities	10,743	3,068
Other long-term liabilities	(2,285)	1,354
Net cash provided by operating activities	51,937	5,152
Cash flows from investing activities:
Purchase of property and equipment	(10,810)	(13,789)
Proceeds from sale of property and equipment	997	2,013
Sale of short-term investments	26,000	25,058
Purchase of short-term investments	(23,000)	(28,000)
Net cash used in investing activities	(6,813)	(14,718)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500	20,000
Repayment of capital leases	(2,680)	(1,905)
Repayment of long-term debt	(7,900)	(3,234)
Repayment of subordinated debt	(13,474)	(7,166)
Proceeds from issuance of common stock	822	4,114
Purchase of Unit Purchase Option	(2,030)	—
Dividends paid	(2,510)	(2,124)
Cash distributions to James shareholders	—	(1,966)
Net cash provided by (used in) financing activities	(25,272)	7,719
Cash flows from discontinued operations:
Operating activities	—	(874)
Net cash used in discontinued operations	—	(874)
Net change in cash and cash equivalents	19,852	(2,721)
Cash and cash equivalents at beginning of the period	115,437	90,004
Cash and cash equivalents at end of the period	$135,289	$87,283

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash paid during the period for:
Interest	$2,724	$2,527
Income taxes	$12,693	$7,688

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Non-cash activities:
Accrued dividends declared	$1,276	$1,107

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations — Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc. (a 50% owned entity in 2010 and 100% owned entity in 2011), OnQuest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Stellaris, LLC, Rockford Corporation (“Rockford”), Alaska Continental Pipeline, Inc. (formerly a division of Rockford), James Construction Group LLC (“JCG”), and Cardinal Mechanical, L.P. (incorporated as a division of JCG in April 2011), collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures, engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

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

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Second Quarter 2011 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 16, 2011, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2010.

The interim financial information for the three-month and six-month periods ended June 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this Second Quarter 2011 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and frequently consist of a different group of customers in each year.

During the three-months and six-months ending June 30, 2011, revenues generated by Rockford under the Ruby contract were $89.5 million and $216.4 million, respectively, which represented 25.4% and 30.4%, respectively, of total revenues during the periods. The Ruby contract is part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon. The contract is a cost reimbursable plus a fixed fee arrangement and is expected to be substantially completed by the end of the third quarter 2011.  Additionally, work for the Louisiana Department of Transportation generated $68.5 million and $124.9 million for the three months and six months ending June 30, 2011, respectively, which represented 19.5% and 17.6% of total revenues for the respective periods.

Inventory — Inventory consists of uninstalled contract materials and expendable construction equipment that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides amendments to FASB ASC Topic 820, Fair Value Measurement.  The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  These amendments are not expected to have a significant impact on companies applying GAAP.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard will not have an impact on the Company’s consolidated financial statements other than additional disclosures.

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

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which provides amendments to FASB ASC Topic 220, Comprehensive Income.  The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively.  The adoption of this standard will not have an impact on the Company’s consolidated financial statements other than requiring the Company to present its statements of comprehensive income separately from its statements of equity, as these statements are currently presented annually on a combined basis.

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

The following table presents, using the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2011:
Cash and cash equivalents	$135,289	$135,289	—	—
Short-term investments	$23,000	$23,000	—	—
Assets at December 31, 2010:
Cash and cash equivalents	$115,437	$115,437	—	—
Short-term investments	$26,000	$26,000	—	—

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	June 30, 2011	December 31, 2010

Contracts receivable, net of allowance for doubtful accounts of $296 for June 30, 2011 and $200 for December 31, 2010	$135,566	$185,299
Retention	19,146	20,057
	154,712	205,356
Due from affiliates	—	200
Other accounts receivable	410	2,589
	$155,122	$208,145

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 7 “Equity Method Investments” and Note 13 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $2,465 and $362 for the three months, and $4,440 and $1,288 for the six months ended June 30, 2011 and 2010, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	June 30, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$2,300,336	$2,339,551
Provision for estimated loss on uncompleted contracts	1,158	577
Gross profit recognized	215,843	245,974
	2,517,337	2,586,102
Less: billings to date	(2,655,298)	(2,774,095)
	$(137,961)	$(187,993)

This net amount is included in the accompanying consolidated balance sheet under the following captions:

	June 30, 2011	December 31, 2010

Costs and estimated earnings in excess of billings	$33,584	$17,275
Billings in excess of costs and estimated earnings	(171,545)	(205,268)
	$(137,961)	$(187,993)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”). Pursuant to the terms of the Membership Interest Purchase Agreement, dated July 1, 2010, by and among the Company, WesPac and Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company and the sole limited liability company member of WesPac prior to the closing, we acquired 50% of the issued and outstanding limited liability company membership interests of WesPac for total cash consideration of $18,065. Kealine holds the remaining 50% membership interest in WesPac.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac will require unanimous approval from a management committee equally represented by Kealine and us.

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

The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2011	December 31, 2010

Wespac Energy, LLC
Balance sheet data
Assets	$28,892	$30,161
Liabilities	2,986	4,248
Net assets	$25,906	$25,913
Company’s equity investment in venture	$17,846	$17,915

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Earnings data:
Revenue	$—	$—	$—	$—
Expenses	$11	$—	$138	$—
Earnings before taxes	$(11)	$—	$(138)	$—
Company’s equity in earnings	$(6)	$—	$(69)	$—

St.—Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $5,880 and $3,177 to the Company during the six months ended June 30, 2011 and 2010, respectively, as calculated under the joint venture agreement.  The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2011	December 31, 2010

St. — Bernard Levee Partners
Balance sheet data
Assets	$23,270	$21,981
Liabilities	19,195	17,291
Net assets	$4,075	$4,690
Company’s equity investment in venture	$188	$878

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Earnings data:
Revenue	$27,674	$65,892	$55,710	$108,022
Expenses	$8,757	$58,330	$33,433	$95,605
Earnings before taxes	$18,917	$7,562	$22,277	$12,417
Company’s equity in earnings	$4,406	$1,836	$5,189	$3,005

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners, for the sole purpose of constructing a power plant near San Diego, California.  The project was completed in 2010, and a distribution of $106 was received in March 2011.

Note 8 — Business Combinations

The November 12, 2010 acquisition of Rockford was accounted for using the acquisition method of accounting. The fair value of the consideration transferred to selling shareholders was $79,623.

As part of the acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010 and for the periods ending December 31, 2011 and 2012.  The 2010 earnout target for the fourth quarter 2010 was achieved and in March 2011, the Company issued 494,095 shares of common stock to the sellers.  As discussed in Note 12 — “Contingent Earnout Liabilities”, the estimated fair value of the remaining contingency was $10,394 and $9,791 at June 30, 2011 and December 31, 2010, respectively.

There have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the six months ended June 30, 2011.  The Company is continuing its evaluation of the fair value of the construction equipment acquired and expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2011.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2010

The following pro forma information for the three and six months ended June 30, 2010 presents the results of operations as if the Rockford acquisition had occurred at the beginning of 2010. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•                                          the pro forma impact of interest expense on the subordinated $16.7 million promissory note, and assumes no early pay down of the promissory note;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2011 and 2012;

•                                          the pro forma tax effect of both the income before income taxes for Rockford and the Rockford pro forma adjustments, calculated using a tax rate of 39.8% for the three and six months ended June 30, 2010; and

•                                          the pro forma weighted average shares outstanding include 1,605,709 shares of common stock issued as part of the acquisition, plus the 494,095 shares of stock earned as a result of achieving the fourth quarter 2010 earnout target.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the transaction been completed on January 1, 2010.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieved with respect to the combined companies.

	Three months ended June 30, 2010	Six months ended June 30, 2010

Revenues	$219,071	$409,121
Income before provision for income taxes	$8,882	$16,944
Net income	$5,647	$10,786

Weighted average common shares outstanding:
Basic — (1)	45,263	40,310
Diluted — (1)	47,507	47,551

Earnings per share:
Basic	$0.12	$0.27
Diluted	$0.12	$0.23

(1)                                The adjustment to weighted average shares outstanding excludes the potential impact of any shares of common stock that may be issued contingent upon meeting certain financial targets at the end of 2011 and 2012.

Note 9—Intangible Assets

At June 30, 2011 and December 31, 2010, intangible assets totaled $35,101 and $40,633, respectively, net of amortization.  The table summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization		June 30,	December 31,
	Period		2011	2010
Tradename	5 to 10 years		$19,935	$21,078
Non-compete agreements	5 years		$5,425	$6,155
Customer relationships	5 to 10 years		$7,970	$8,428
Backlog	0.75 to 2.25 years		$1,771	$4,972
		Total	$35,101	$40,633

Amortization expense of intangible assets was $2,767 and $1,496 for the three months ended June 30, 2011 and 2010, respectively, and amortization expense for the six months ended June 30, 2011 and 2010 was $5,532 and $2,877, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2011 (remaining six months)	$3,718
2012	5,033
2013	4,655
2014	4,620
2015	3,545
Thereafter	13,530
$35,101

Note 10—Accounts Payable and Accrued Liabilities

At June 30, 2011 and December 31, 2010, accounts payable includes retention amounts of approximately $12,154 and $14,382, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2011	December 31, 2010

Payroll and related employee benefits	$34,397	$31,282
Insurance, including self-insurance reserves	20,001	15,992
Provision for estimated losses on uncompleted contracts	1,158	577
Corporate income taxes and other taxes	3,809	1,781
Accrued overhead cost	1,341	1,409
Other	5,163	4,085
	$65,869	$55,126

Note 11—Credit Arrangements

As of June 30, 2011, the Company has a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•                   a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2013; and

•                   a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 26, 2011.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of June 30, 2011 and December 31, 2010, total commercial letters of credit outstanding under Revolving Loan A totaled $3,074 and $4,339, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the three and six months ended June 30, 2011 and for the twelve months ended December 31, 2010.  At June 30, 2011, available borrowing capacity under Revolving Loan A was $16,926 and $15,000 under Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants as of June 30, 2011.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of June 30, 2011 and December 31, 2010, total commercial letters of credit outstanding under this credit facility totaled $4,112 and $4,994 in Canadian dollars, respectively.  As of June 30, 2011, the available borrowing capacity under this credit facility was $5,888 in Canadian dollars.

The Company entered into an agreement with Bank of the West for the purpose of issuing commercial letters of credit, whereby the Company agrees to maintain a cash balance at the bank in an amount equal to the full amount of the letters of credit. As of June 30, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $2,023.

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

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over the life of Note A.  During the first 12 months of Note A, it bore interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At June 30, 2011, a total of $7,789  was outstanding.

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

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note bore interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note will bear interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.  At June 30, 2011, a total of $21,948 was outstanding.

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

Note 12 — Contingent Earnout Liabilities

Rockford Earnout Consideration

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for certain periods.  The earnout target established for the fourth quarter 2010 was achieved in March 2011. The liability of $4,600 was recorded as of December 31, 2010. In March 2011, the Company issued 494,095 shares of common stock to the sellers, reduced the liability and increased Stockholders’ Equity.

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

At December 31, 2010, the estimated fair value of the contingent consideration for the potential earnout liabilities for the Rockford acquisition was $14,391, which included the liability for meeting the fourth quarter 2010 earnout target.  Excluding the fourth quarter 2010 earnout target, the liability at December 31, 2010 was $9,791.  The estimated fair value of the 2011 and 2012 earnout liabilities at June 30, 2011 was $10,394. The $603 change in the fair value was a non-cash charge to “other expense” in the consolidated statement of income for the six month period ended June 30, 2011.

JCG Earnout Consideration

As part of the JCG acquisition in December 2009, the Company agreed to issue a number of shares of common stock equal to $10.2 million if JCG’s EBITDA, as defined in the purchase agreement, was equal to or greater than $35 million for the year ending December 31, 2010. The earnout contingency was achieved and a liability of $10.2 million was recorded as of December 31, 2010. In March 2011, the Company issued 1,095,602 shares of common stock to the sellers, eliminated the liability and increased Stockholders’ Equity.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the six months ending June 30, 2011, the Company recognized revenues of $4,439. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the six months ended June 30, 2011 and 2010, the Company paid $381, and $444, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the six months ended June 30, 2011 and 2010, Primoris paid $137 and $130, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the six months ended June 30, 2011, Primoris paid $46 in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 14—Income Taxes

The effective tax rate for the three and six months ended June 30, 2011 was 39.0% for both periods. The rate differs from the U.S. federal statutory rate of 35% due primarily to federal and state return to provision adjustments, state income taxes and the “Domestic Production Activity Deduction”.

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

Note 15—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2011 as follows:

•                  On November 5, 2010, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record on December 31, 2010.  The dividend, totaling $1,234 was paid on January 15, 2011.

•                  On March 10, 2011, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record on March 31, 2011.  The dividend, totaling $1,276 was paid on April 15, 2011.

•                  On May 6, 2011, the Company declared a cash dividend of $0.025 per common share, payable to stockholders of record on June 30, 2011.  The dividend, totaling $1,276 was paid on July 15, 2011.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$14,462	$7,087	$26,740	$13,785
Denominator:
Weighted average shares for computation of basic earnings per share	51,044	43,163	50,363	38,210
Dilutive effect of warrants and units (1)	110	1,165	66	1,431
Dilutive effect of contingently issuable shares (2)	—	—	659	1,197
Dilutive effect of preferred stock (3)	—	1,079	—	4,613
Dilutive effect of employee purchased shares (4)	—	—	23	—
Weighted average shares for computation of diluted earnings per share	51,154	45,407	51,111	45,451

Basic earnings per share	$0.28	$0.16	$0.53	$0.36

Diluted earnings per share	$0.28	$0.16	$0.52	$0.30

(1)          Represents the dilutive effect of common stock and warrants available under the Unit Purchase Option (“UPO”).  See Note 16 — “Stockholders’ Equity”.

(2)                     Represents the dilutive effect of the following contingency arrangements which were met at the end of each year, but for which shares of common stock were not issued until the following year:

a)                          A total of 2,499,975 shares of the Company’s common stock issued on March 25, 2010 when certain financial targets were met in 2009 under the merger agreement between Rhapsody and Former Primoris.

b)                         The effect of 74,906 shares of common stock that were issued as part of the acquisition of Cravens, issued in March 2010 upon meeting a defined performance target in 2009.  The seller and the Company entered into an agreement during 2010 terminating all future earnout contingencies.

c)                          A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

d)                         A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provides for additional performance targets for 2011 and 2012 and may result in additional shares being issued.  Because the future contingencies have not yet been achieved, these shares have not been included in the calculation for diluted shares outstanding.

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

Note 16—Stockholders’ Equity

Common stock — In March 2011, a total of 1,095,646 shares of common stock were issued to the JCG sellers as a result of JCG meeting a defined performance target in 2010.  A total of 494,095 shares were issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

Unit Purchase Options — At the time of our initial public offering in October 2006, our underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  With the expiration of the warrants on October 2, 2010, each UPO provided the holder with the right to purchase one share of common stock for $8.80 per share. The UPO expires on October 2, 2011, and the terms of the UPO allowed for a cashless conversion. On June 29, 2011, the underwriter exercised all of their 450,000 UPO on a cashless basis. Using the previous day’s closing price of $13.31 per share, the exercise would have resulted in the issuance of 152,480 shares of common stock. In lieu of issuing these shares, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011 and recorded as a reduction of additional paid-in capital on the balance sheet.

Note 17—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2011 amounted to $2,275 and $4,621, respectively, including amounts paid to related parties of $282 and $563, respectively.  Total lease expense during the three and six months ended June 30, 2010 amounted to $2,437 and $5,010, including amounts paid to related parties of $291 and $574, respectively.

Letters of credit — At June 30, 2011, the Company had letters of credit outstanding of $9,210 and at December 31, 2010, the Company had letters of credit outstanding of $9,306.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Self-Insurance— The Company’s insurance policies for general, auto and workers’ compensation are subject to self-insured retentions or deductible levels ranging from $100 to $250 per occurrence.  The Company also has employee health care benefit plans for most employees not subject to collective bargaining agreements.  The health care benefit plans are subject to a specific stop loss of $150 per individual per year.

Losses under the insurance programs are accrued based on management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported.  These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury and the extent of damage.  The accruals are based upon known facts and historical trends, and management, with the assistance of third-party actuaries, believes such accruals are adequate.

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

Bonding— At June 30, 2011 and December 31, 2010, the Company had bid and completion bonds issued and outstanding totaling approximately $973,046 and $849,288, respectively.

Note 18—Reportable Operating Segments

The Company provides services in three operating segments:  the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Mechanical, L.P., which was recently incorporated as a division of JCG, and the Cardinal Contractors, Inc. business.

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

Segment Revenues

Revenue by segment for the three months ended June 30, 2011 and 2010 were as follows:

	For the three months ended June 30,
	2011		2010
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$144,538	41.0%	$120,471	59.3%
West Construction Services	196,623	55.9%	69,821	34.4%
Engineering	10,795	3.1%	12,895	6.3%
Total	$351,956	100.0%	$203,187	100.0%

Revenue by segment for the six months ended June 30, 2011 and 2010 were as follows:

	For the six months ended June 30,
	2011		2010
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$272,617	38.3%	$224,707	59.4%
West Construction Services	416,737	58.6%	129,708	34.3%
Engineering	22,247	3.1%	23,754	6.3%
Total	$711,601	100.0%	$378,169	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2011 and 2010 were as follows:

	For the three months ended June 30,
	2011		2010
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$17,295	12.0%	$13,593	11.3%
West Construction Services	21,687	11.0%	10,181	14.6%
Engineering	2,424	22.5%	2,862	22.2%
Total	$41,406	11.8%	$26,636	13.1%

Gross profit by segment for the six months ended June 30, 2011 and 2010 were as follows:

	For the six months ended June 30,
	2011		2010
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$30,338	11.1%	$23,214	10.3%
West Construction Services	46,450	11.1%	22,392	17.3%
Engineering	5,248	23.6%	5,503	23.2%
Total	$82,036	11.5%	$51,109	13.5%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2011 and at December 31, 2010.

Segment	June 30, 2011	December 31, 2010

East Construction Services	$59,659	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$94,179	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the six months ended June 30, 2011 and 2010 were as follows:

	Revenues
	For the six months ended June 30,
	2011		2010		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2011	December 31, 2010

United States	$703,574	98.9%	$365,692	96.7%	$671,844	$692,759
Non-United States	8,027	1.1	12,477	3.3	10,481	11,457
Total	$711,601	100.0%	$378,169	100.0%	$682,325	$704,216

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Second Quarter 2011 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2011 Report. You should read this Second Quarter 2011 Report, our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2011 Report.

Introduction

Primoris is a holding company of various subsidiaries which forms one of the larger specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of James Construction Group LLC, (“JCG”) in December 2009 and Rockford Corporation (“Rockford”) in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.

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

On November 8, 2010, the Company entered into the Rockford Agreement to acquire privately held Rockford.  Upon completion of the acquisition on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in large diameter natural gas and liquid pipeline projects and related facilities construction.  Rockford’s business adds to the Company’s major underground project bidding and performance capabilities.  Rockford, along with a newly created subsidiary, Alaska Continental Pipeline, Inc. also adds to our California underground capacity and provides a northwest United States location to expand the Company’s geographic presence.

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this Second Quarter 2011 Report.

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

East Construction Services

The East Construction Services segment consists of the JCG construction business and Cardinal Contractors, Inc., a water and wastewater facility construction business.  The segment covers services primarily in the southeastern and Gulf Coast regions of the United States.  In April 2011, Cardinal Mechanical, L.P., a company specializing in chilled water pipeline construction primarily in the Texas area, was incorporated as a division of JCG.

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

We and our customers are operating in a challenging business environment in light of the economic downturn.  Capital markets have not yet fully recovered and there is a potentially adverse impact of significant changes in spending by governmental units. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We experienced reduced spending by our customers throughout 2010 and the first half of 2011, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

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

Results of operations

Revenues, gross profit, operating income and net income for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$351,956	100.0%	$203,187	100.0%
Gross profit	41,406	11.8%	26,636	13.1%
Selling, general and administrative expense	20,477	5.8%	15,823	7.8%
Operating income	20,929	6.0%	10,813	5.3%
Other income (expense)	2,769	0.7%	461	0.2%
Income before income taxes	23,698	6.7%	11,274	5.5%
Income tax provision	(9,236)	(2.6)%	(4,187)	(2.0)%
Net income	$14,462	4.1%	$7,087	3.5%

Revenues, gross profit, operating income and net income for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$711,601	100.0%	$378,169	100.0%
Gross profit	82,036	11.5%	51,109	13.5%
Selling, general and administrative expense	40,322	5.6%	29,269	7.7%
Operating income	41,714	5.9%	21,840	5.8%
Other income (expense)	2,121	0.3%	85	—%
Income before income taxes	43,835	6.2%	21,925	5.8%
Income tax provision	(17,095)	(2.4)%	(8,140)	(2.2)%
Net income	$26,740	3.8%	$13,785	3.6%

Revenues for the three months ended June 30, 2011 were $352.0 million, an increase of $148.8 million or 73.2%, compared to the same period in 2010.   Rockford, which we acquired in the fourth quarter 2010, contributed $91.2 million for the three months ended June 30, 2011, mainly from the Ruby project for the construction of a natural gas pipeline from Wyoming to Oregon.  The project is expected to be substantially completed by the end of the third quarter 2011.  Excluding the impact of Rockford, revenues for the three months ended June 30, 2011 increased by $57.6 million, or 28.3%, compared to the same period in 2010.

Revenues for the six months ended June 30, 2011 were $711.6 million, an increase of $333.4 million or 88.2%, compared to the same period in 2010.  Rockford contributed $219.0 million for the six months ended June 30, 2011, or 65.7% of the total increase.

Gross profit increased by $14.8 million, or 55.5%, for the three months ended June 30, 2011 and increased by $30.9 million, or 60.4%, for the six months ended June 30, 2011 compared to the same periods in 2010.  Rockford gross profit of $14.4 million accounted for most of the increase.  For the six months ended June 30, 2011, Rockford’s $25.5 million gross profit was a primary reason for the increase; however, excluding the impact of Rockford, the gross profit increased by $5.4 million, primarily in the East Construction segment.

Gross profit as a percent of revenues decreased to 11.8% for the three months ended June 30, 2011 and 11.5% for the six months ended June 30, 2011 compared to 13.1% and 13.5% in the same period in 2010, respectively. The margins for the six months ended June 30, 2011 were primarily impacted by the 11.6% gross margin percentages recognized for Rockford and due to the impact of a reduction in gross margin percentages on a power project in the West Construction Services segment.

Geographic areas financial information

Revenue by geographic area for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$703,574	98.9%	$365,692	96.7%
Non—United States	8,027	1.1%	12,477	3.3%
Total revenues	$711,601	100.0%	$378,169	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC to determine non-United States revenues.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$144,538		$120,471
Gross profit	17,295	12.0%	13,593	11.3%

	Six Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$272,617		$224,707
Gross profit	30,338	11.1%	23,214	10.3%

Revenue for the East Construction Services segment increased by $24.1 million, or 20.0%, for the three months ended June 30, 2011 and by $47.9 million, or 21.3%, for the six months ended June 30, 2011 compared to the same periods of the prior year.  The revenue increases occurred primarily in the JCG heavy civil group which showed revenue increases of $25.2 million and $46.7 million for the three and six month periods, respectively, compared to the previous year.  Continuing work on large highway construction projects for state agencies in Louisiana and Texas accounted for most of the growth.

Gross profit for the East Construction Services segment increased by $3.7 million, or 27.2%, for the three months ended June 30, 2011 and by $7.1 million, or 30.6%, for the six months ended June 30, 2011 compared to the same periods in the prior year.  The margin increase for both periods was primarily due to the revenue increases associated with the large construction projects of the heavy civil division.

For the three months ended June 30, 2011, gross profit as a percent of revenues increased to 12.0% compared to 11.3% in the prior year quarter, primarily as a result of increased margin percentages realized on heavy civil projects.  Similarly, the gross profit as a percent of revenues increased to 11.1% compared to 10.3% in the same period for the six months ended June 30, 2011 compared to the previous year.  The increased margin contribution also reflected the benefit of improved efficiency on a large causeway project in South Louisiana.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$196,623		$69,821
Gross profit	21,687	11.0%	10,181	14.6%

	Six Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$416,737		$129,708
Gross profit	46,450	11.1%	22,392	17.3%

Revenue for the West Construction Services segment increased by $126.8 million, or 181.7%, and by $287.0 million, or 221.3%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010.  Rockford’s project work, primarily the Ruby pipeline project, contributed $91.2 million and $219.0 million for the three and six months ended June 30, 2011, respectively.  Excluding the revenue contribution from Rockford, revenues increased by $35.6 million and $68.0 million for the respective periods.  Revenues for our California underground business increased by $23.3 million and $38.7 million, and our industrial business increased by $12.6 million and $23.0 million, for the three and six months ended June 30, 2011, respectively.  A significant contributor to the underground increase was pipeline integrity work for the major gas utilities while work on power plants provided the major increase to the industrial business.

Gross profit for the West Construction Services segment increased by $11.5 million, or 113.0%, for the three months ended June 30, 2011 and $24.1 million, or 107.6%, for the six months ended June 30, 2011, respectively, compared to the prior year.  Rockford contributed gross profit of $14.4 million for the quarter and $25.4 million for the six month period.  Excluding Rockford, gross profit for the second quarter decreased by $2.9 million and gross profit for the six month period decreased by $1.4 million for compared to the same periods in the previous year.  The primary reason for the decrease was a significant increase in the contingency amounts of one of the power plant construction projects.  Delays associated with the engineering of the project have created concerns about our ability to meet the current contract terms.  The increase in the contingency amounts reduced second quarter gross margin by $3.6 million.

Gross profit as a percent of revenues decreased to 11.0% during the three months ended June 30, 2011 from 14.6% in the same period in 2010, and for the six months ended June 30, 2011, gross profit as a percent of revenue decreased to 11.1% compared to 17.3% in the same period in the prior year.  The decrease for both the quarter and the six month period is based on completion of several projects during the prior year and settlement of all the issues related to the early termination of the refinery project in 2010.  Additionally, the current year quarter and the six month period were negatively impacted by the increase in the contingency amounts for a power plant project.  Absent the benefits of change orders on this power plant project that have and may be submitted, approximately $50 million of future costs over the next two to three quarters would be recorded with zero margin.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$10,795		$12,895
Gross profit	2,424	22.5%	2,862	22.2%

	Six Months Ended June 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$22,247		$23,754
Gross profit	5,248	23.6%	5,503	23.2%

Revenue for the Engineering segment decreased by $2.1 million, or 16.3%, and by $1.5 million or 6.3% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease reflected completion of an international project and a U.S.-based refinery project in the first six months of 2010.

Gross profit for the Engineering segment for the three and six months ended June 30, 2011 decreased by $0.4 million and $0.3 million, compared to the same periods in 2010.  The decrease was primarily the result of the decrease in revenues for the segment.  Gross profit as a percent of revenues for the three and six months ended June 30, 2011 was 22.5% and 23.6%, compared to 22.2% and 23.2% for the same periods in 2010.  The minor changes were due primarily to the impact of the reduced revenue level.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $4.7 million, or 29.7%, for the three months ended June 30, 2011 compared to the same period in 2010.  Of this amount, approximately $2.0 million was from an increase in the West Construction Services segment, approximately $2.1 million from an increase in the East Construction Services segment, and approximately $0.6 from an increase in Primoris corporate expenses.  The West Construction Services segment increase included an increase from the acquisition of Rockford of $1.6 million and an increase of $0.1 from the addition of All Day Electric Company, Inc.  Starting in 2011, the East Construction Services segment changed its method of allocating overhead expenses to construction projects to conform to the method used by the other two segments.  As a result, the East Construction Services segment SG&A allocation was reduced by $1.0 million compared to the 2010 quarter with the remaining $1.1 million increase primarily from employee compensation and related expenses.  The increase in corporate expenses was primarily due to relocation expenses and office expenses for the move of the corporate office to Dallas and a small increase in compensation expenses and accruals.

SG&A increased by $11.1 million, or 37.9%, for the six months ended June 30, 2011 compared to the same period in 2010.  The total was the result of a $6.4 million increase in the West Construction Services segment, an increase of $3.7 million in the East Construction Services segment, an increase of $0.5 million in the Engineering segment, and an increase of $0.5 in Primoris corporate expenses.   Of the $6.4 million increase in the West Construction Services segment, $3.1 million was the result of the acquisition of Rockford in late 2010, $1.2 million was the impact of not recording a gain in sale in 2011 compared to 2010, $0.5 million was the result of the addition of All Day Electric, and $1.4 million was primarily the result of increased compensation and compensation related expenses.  In the East Construction Services segment, the impact of the change in overhead allocation accounted for $1.8 million with the remaining $1.9 million increase primarily from increases in compensation and compensation related expenses.  The $0.5 million increase for the Engineering segment was primarily due to a $0.2 reduction in overhead charged to projects and increases primarily in compensation and compensation related expenses.  The $0.5 million increase for Primoris corporate was primarily due to expenses associated with opening a corporate office in Dallas and increases in compensation and compensation related expenses.

Starting in 2011, we began to account for gains and losses on the sales of operating equipment as a cost of revenues rather than a component of SG&A since the operating equipment expenses are recorded as cost of revenues.  In 2011, for the six month period ended June 30, total gain on the sale of equipment was $0.1 million compared to $1.4 million in the six month period ended June 30, 2010.

SG&A as a percentage of revenue decreased to 5.8% for the three months ended June 30, 2011, from 7.8% for the same period in 2010 and decreased to 5.7% for the six months ended June 30, 2011 compared to 7.7% for the same period in the prior year.  The reduction in percent was primarily as a result of SG&A leverage as revenues increased, especially with the increases from the acquisition of Rockford Corporation.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$4,400	$1,756
Foreign exchange gain (loss)	(72)	94
Other income (expense)	(306)	(322)
Interest income	100	153
Interest (expense)	(1,353)	(1,220)
Total other income	$2,769	$461

	Six Months Ended June 30,
	2011	2010
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$5,226	$2,724
Foreign exchange gain (loss)	(36)	186
Other income (expense)	(603)	(631)
Interest income	258	333
Interest (expense)	(2,724)	(2,527)
Total other income	$2,121	$85

For the three months ended June 30, 2011, income from  non-consolidated joint ventures was $4.4 million, which was primarily due to income contributed from the St.-Bernard joint venture.  Income from  non-consolidated joint ventures for the six months ended June 30, 2011 of $5.2 million included $5.2 million from  the  St.-Bernard joint venture.

Foreign exchange gains for the six months ended June 30, 2011 and for the same period in 2010 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Some of our business is conducted in Canadian dollars and we acquire assets and liabilities using Canadian dollars.  For financial statement purposes, we convert these transactions to United States dollars creating currency exchange gains or losses.

Other expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively represents the change in the estimated fair value of the contingent earnout liabilities for Rockford in 2011 and JCG in 2010.

For the three and six months ended June 30, 2011, interest expense was $1.4 million and $2.7 million, respectively, compared to $1.2 million and $2.5 million for the same periods in 2010.  The increase over both the prior periods was due primarily to interest payments due on the subordinated debt from the Rockford acquisition and the scheduled rate increases of the subordinated debt from the JCG acquisition.

Provision for income taxes

Our provision for income tax increased $5.0 million for the three months ended June 30, 2011 to $9.2 million, and increased $9.0 million for the six months ended June 30, 2011 to $17.1 million, compared to the same periods in 2010 as a result of improved earnings.  The tax rate for the six months ended June 30, 2011 was 39.0% as compared to 38.6% for the same period in 2010.  This change in tax rate reflects our estimated full year results, and the impact of the assumptions on our mix in revenues and profits in the various tax jurisdictions throughout the United States and Canada.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations.  Our primary sources of liquidity are our cash balances and our net cash flow.  In addition to cash flow from operations, we have availability under our lines of credit to potentially augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At June 30, 2011, our balance sheet included net cash and investments of $158.3 million, consisting of net cash of $135.3 million, and $23.0 million in short-term investments.  We currently have the following credit facilities:

•                                 a $20 million credit facility that expires on October 26, 2013, under which we can issue letters of credit for up to $15 million.  At June 30, 2011, we have issued letters of credit of $3.1 million on this facility, resulting in $16.9 million in available borrowing capacity;

•                                 a credit facility of $15 million, with the full borrowing amount available at June 30, 2011, which expires on October 26, 2011; and

•                                 a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012.  At June 30, 2011, $4.1 million of letters of credit (Canadian dollars) were outstanding, with $5.9 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands)
Change in cash:
Net cash provided by (used in) operating activities	$51,937	$5,152
Net cash used in investing activities	(6,813)	(14,718)
Net cash provided by (used in) financing activities	(25,272)	7,719
Net cash used in discontinued operations	—	(874)
Net change in cash	$19,852	$(2,721)

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands)
Operating Activities:
Operating Income	$41,714	$21,840
Depreciation	12,043	8,303
Amortization of intangible assets	5,532	2,877
Loss (gain) on sale of property and equipment	(37)	(1,228)
Non-consolidated entity distributions	5,997	5,190
Foreign exchange gain (loss)	(36)	186
Other expenses	(603)	(631)
Interest income	258	333
Interest expense	(2,724)	(2,527)
Provision for income taxes	(17,095)	(8,140)
Changes in assets and liabilities	6,888	(21,051)
Net cash provided by (used by) operating activities	$51,937	$5,152

Cash flow provided by operating activities for the six months ended June 30, 2011 increased by $46.8 million compared to the same period in 2010 due primarily to the increased operating profit of $19.9 million, increased depreciation and amortization of $6.4 million as a result of the Rockford acquisition, an increase of $0.8 million in non-consolidated entity distributions and due to the difference in the net cash generated by changes in assets and liabilities of $27.9 million.  This increase was offset by an increase of $9.0 million in the provision for income taxes and a reduction of $1.2 million of gain on sale of equipment.

The significant components of the $6.9 million change in assets and liabilities from the December 31, 2010 balance sheet amounts are summarized as follows:

•                                          a $53.0 million decrease in accounts receivable. At June 30, 2011, accounts receivable represented 22.7% of total assets.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•                                          a $1.3 million increase in accounts payable;

•                                          costs and estimated earnings in excess of billings increased by $16.3 million;

•                                          billings in excess of costs and estimated earnings decreased by $33.7 million;

•                                          inventory, prepaid expenses and other current assets increased by $1.5 million;

•                                          other long-term liabilities decreased by $2.3 million;

•                                          accrued expenses and other current liabilities increased by $10.7 million;

•                                          a $0.6 million increase in contingent earnout liabilities; and

•                                          a $5.0 million decrease in customer retention deposits.

The decreases in accounts receivable and billings in excess of costs and estimated earnings are primarily related to the acquisition of Rockford. At December 31, 2010, Rockford accounts receivable were $56.2 million and at June 30, 2011, Rockford receivables were $10.0 million. At December 31, 2010, Rockford billings in excess of costs and estimated earnings were $78.7 million compared to a balance of $50.8 million at June 30, 2011.

Investing activities

During the six months ended June 30, 2011, we purchased property and equipment for $10.8 million in cash, compared to $13.8 million during the same period in 2010.  These purchases were principally for construction equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program we both sold and purchased short term investments.  During the six months ended June 30, 2011, the net impact of these transactions was to reduce short term investments by $3.0 million and during the same period in the prior year, increased short term investments by $2.9 million.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs, U.S. Treasury bonds and money market accounts with various financial institutions.  All cash balances as of June 30, 2011 are covered by FDIC backing or are protected by application of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 which are in effect through December 31, 2012.

Financing activities

Financing activities used $25.3 million of cash during the six months ended June 30, 2011. Significant transactions using cash flows from financing activities included:

•                                    $2.5 million proceeds from issuance of long-term debt to refinance a higher interest rate loan.

•                                    $10.6 million in repayment of long-term debt and capital leases.

•                                    $13.5 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 10, 2011 payment in full of the Rockford Note “B” of $6.7 million.

•                                    $2.0 million cash payment to the holders of 450,000 UPO’s in lieu of issuance of 152,480 shares of common stock under a cashless exercise provision (see the section “Common Stock” below).

•                                    Dividends of $2.5 million were paid to our stockholders during the six months ended June 30, 2011 representing an annualized dividend rate of $0.10 per share of common stock.

•                                    $0.8 million was recorded as equity for the issuance of 94,966 shares purchased by our employees under the Primoris Long-Term Retention Plan in March 2011.

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

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the 2009 acquisition of JCG, the Company issued 81,852.78 shares of preferred stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of preferred stock into 8,185,278 shares of common stock.  There are no shares of preferred stock outstanding at June 30, 2011.

At the time of our initial public offering in October 2006, our underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  With the expiration of the warrants on October 2, 2010, each UPO provided the holder with the right to purchase one share of common stock for $8.80 per share. The UPO expires on October 2, 2011, and the terms of the UPO allowed for a cashless conversion. On June 29, 2011, the underwriter exercised all of their 450,000 UPO on a cashless basis. Using the previous day’s closing price of $13.31 per share, the exercise would have resulted in the issuance of 152,480 shares of common stock. In lieu of issuing these shares, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011 and reduced additional paid-in capital in Stockholders’ equity.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the six months ended June 30, 2011, the Company recognized revenues of $4,439. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the six months ended June 30, 2011 and 2010, the Company paid $0.38 million, and $0.44 million, respectively, in lease payments to SIGI for the use of these properties.  In addition, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

Primoris leases a property from Roger Newnham, a manager at our subsidiary Born Heaters Canada.  The property is located in Calgary, Canada.  During the six months ended June 30, 2011 and 2010, Primoris paid $0.14 and $0.13 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the six months ended June 30, 2011, Primoris paid $0.05 million in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at June 30, 2011 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$51,611	$12,850	$25,497	$9,399	$3,865
Interest on debt and capital lease obligations	5,325	2,160	2,416	646	103
Subordinated debt	29,737	14,700	15,037	—	—
Interest on subordinated debt	2,384	1,730	654	—	—
Equipment operating leases	7,396	2,677	2,591	2,128	—
Real property leases	13,084	2,170	3,391	2,688	4,835
Real property leases—related parties	6,725	1,252	2,604	1,482	1,387
	$116,262	$37,539	$52,190	$16,343	$10,190

Stand-by letters of credit	$9,209	$5,588	$3,621	$—	$—

The interest amounts in the above table represent interest payments on ou fixed rate debt assuming that principal payments are made as scheduled.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                                          Letters of credit issued under our lines of credit.  At June 30, 2011, we had letters of credit outstanding of $9.2 million.

•                                          Equipment operating leases with a balance of $7.4 million at June 30, 2011.

•                                          In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At June 30, 2011, we had $973.0 million in outstanding bonds.

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

Backlog

In the industries in which we operate, backlog can be considered an indicator of potential future performance because it represents a portion of the future revenue stream. Different companies in our industry define backlog differently. We consider backlog as the anticipated revenue from the uncompleted portions of existing contracts. We calculate backlog differently for different types of contracts. For our fixed price and fixed unit price contracts, we include the full remaining portion of the contract in our calculation. Since their ultimate revenue amount is difficult to determine, we do not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog.  As a result, the revenue related to the reimbursable cost-plus fixed margin Ruby project through the November 2010 Rockford acquisition is not included in the Company’s backlog amounts.

Our contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog. Projects may remain in backlog for extended periods of time.

As of June 30, 2011, our total backlog was $1.0 billion representing an increase of $132.3 million, or 14.8%, from $895.8 million as of December 31, 2010.  We expect that approximately 46% of the total backlog at June 30, 2011 will be recognized as revenue during the remainder of 2011, with $277 million expected for the East Construction Services segment, $171 million for the West Construction Services segment and $23 million for the Engineering segment.

Backlog by operating segment at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
	Amount (Thousands)	Percentage	Amount (Thousands)	Percentage
Segment:
East Construction Services	$616,667	60.0%	$630,567	70.4%
West Construction Services	379,378	36.9%	222,018	24.8%
Engineering	31,986	3.1%	43,187	4.8%
	$1,028,031	100.0%	$895,772	100.0%

Backlog should not be considered a comprehensive indicator of future revenues, as a significant portion of our revenues are derived from projects that are not part of a backlog calculation.  During the six months ended June 30, 2011, approximately $275.2 million of revenue (which included $217.5 million attributable to the Rockford acquisition) was generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

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

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2011 and December 31, 2010 due to the generally short maturities of these items. At June 30, 2011, we invested primarily in short-term dollar denominated bank deposits, money market accounts and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

At June 30, 2011, all of our long-term debt was under fixed interest rates.

At June 30, 2011, we had no derivative financial instrument for the purpose of hedging future currency exchange rates in Canadian dollars. We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2011, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 5, 2011	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.