Form 10-Q
period 2011-09-30
Primoris Services Corp
filed 2011-11-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

At November 7, 2011, 51,059,132 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$95,744	$115,437
Short term investments	23,000	26,000
Customer retention deposits and restricted cash	21,369	12,518
Accounts receivable, net	157,924	208,145
Costs and estimated earnings in excess of billings	60,474	17,275
Inventory	32,444	25,599
Deferred tax assets	10,397	9,533
Prepaid expenses and other current assets	7,632	12,925
Total current assets	408,984	427,432
Property and equipment, net	123,646	123,167
Investment in non-consolidated entities	17,051	18,805
Intangible assets, net	33,048	40,633
Goodwill	94,179	94,179
Total assets	$676,908	$704,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,953	$89,484
Billings in excess of costs and estimated earnings	145,554	205,268
Accrued expenses and other current liabilities	71,381	55,126
Dividends payable	1,532	1,234
Current portion of capital leases	4,537	4,286
Current portion of long-term debt	9,658	9,623
Current portion of subordinated debt	14,931	15,833
Current portion of contingent earnout liabilities	3,450	—
Liabilities of discontinued operations	733	733
Total current liabilities	336,729	381,587
Long-term capital leases, net of current portion	7,499	7,354
Long-term debt, net of current portion	30,648	38,428
Long-term subordinated debt, net of current portion	11,216	27,378
Deferred tax liabilities	15,864	12,500
Contingent earnout liabilities	9,097	24,591
Other long-term liabilities	1,862	4,147
Total liabilities	412,915	495,985
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,059,132 and 49,359,600 issued and outstanding at September 30, 2011 and December 31, 2010	5	5
Additional paid-in capital	150,003	136,245
Retained earnings	113,985	71,981
Total stockholders’ equity	263,993	208,231
Total liabilities and stockholders’ equity	$676,908	$704,216

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$375,483	$230,357	$1,087,084	$608,526
Cost of revenues	323,362	202,477	952,927	529,537
Gross profit	52,121	27,880	134,157	78,989
Selling, general and administrative expenses	20,103	14,580	60,425	43,849
Operating income	32,018	13,300	73,732	35,140
Other income (expense):
Income from non-consolidated entities	2,079	1,366	7,305	4,090
Foreign exchange gain (loss)	(214)	80	(250)	266
Other expense	(314)	(333)	(917)	(964)
Interest income	39	151	297	484
Interest expense	(1,516)	(1,345)	(4,240)	(3,872)

Income before provision for income taxes	32,092	13,219	75,927	35,144
Provision for income taxes	(12,744)	(5,642)	(29,839)	(13,782)
Net income	$19,348	$7,577	$46,088	$21,362

Earnings per share:
Basic	$0.38	$0.17	$0.91	$0.53
Diluted	$0.38	$0.17	$0.90	$0.47
Weighted average common shares outstanding:
Basic	51,054	44,887	50,596	40,499
Diluted	51,054	45,528	51,085	45,486

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$46,088	$21,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,838	12,575
Amortization of intangible assets	7,585	4,291
Loss (gain) on sale of property and equipment	191	(1,352)
Income from non-consolidated entities	(7,305)	(4,090)
Non-consolidated entity distributions	9,059	8,480
Net deferred tax (assets) liabilities	2,500	(1,598)
Contingent earnout liabilities	2,756	964
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(8,851)	(2,333)
Accounts receivable	50,221	(40,489)
Costs and estimated earnings in excess of billings	(43,199)	(11,921)
Inventory, prepaid expenses and other current assets	(1,552)	(4,693)
Accounts payable	(4,531)	14,246
Billings in excess of costs and estimated earnings	(59,714)	8,276
Accrued expenses and other current liabilities	16,255	2,418
Other long-term liabilities	(2,285)	3,985
Net cash provided by operating activities	25,056	10,121
Cash flows from investing activities:
Purchase of property and equipment	(16,903)	(17,779)
Proceeds from sale of property and equipment	2,373	2,306
Investment in non-consolidated entities	—	(18,065)
Sale of short-term investments	39,000	48,058
Purchase of short-term investments	(36,000)	(44,000)
Net cash used in investing activities	(11,530)	(29,480)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500	20,000
Repayment of capital leases	(3,582)	(2,853)
Repayment of long-term debt	(10,245)	(7,290)
Repayment of subordinated debt	(17,064)	(10,384)
Proceeds from issuance of common stock	988	—
Proceeds from exercise of warrants for the issuance of common stock	—	17,822
Repurchase of warrants	—	(277)
Purchase of Unit Purchase Option	(2,030)	—
Dividends paid	(3,786)	(3,229)
Cash distributions to James shareholders	—	(1,966)
Net cash provided by (used in) financing activities	(33,219)	11,823
Cash flows from discontinued operations:
Operating activities	—	(874)
Net cash used in discontinued operations	—	(874)
Net change in cash and cash equivalents	(19,693)	(8,410)
Cash and cash equivalents at beginning of the period	115,437	90,004
Cash and cash equivalents at end of the period	$95,744	$81,594

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash paid during the period for:
Interest	$3,647	$3,872
Income taxes	$21,038	$15,323

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Non-cash activities:
Obligations incurred for the acquisition of property and equipment	$3,978	$—
Accrued dividends declared	$1,532	$1,173

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

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Third Quarter 2011 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 16, 2011, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2010.

The interim financial information for the three-month and nine-month periods ended September 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this Third Quarter 2011 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.  Certain amounts in prior periods have been reclassified to conform to the present period financial statement presentation.

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

The caption “Costs and estimated earnings in excess of billings” represents the excess of contract revenues recognized under the percentage-of-completion method over billings to date. For those contracts in which billings exceed contract revenues recognized to date, the excesses are included in the caption “Billings in excess of costs and estimated earnings”.

Revenues on cost-plus and time and materials contracts are recognized as the related work is completed.

In accordance with applicable terms of construction contracts, certain retainage amounts may be withheld by customers until completion and acceptance of the project. Final payments of the majority of such amounts are expected to be received in the following operating cycle.

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and frequently consist of a different group of customers in each year.

During the three and nine months ended September 30, 2011, revenues generated by Rockford under the Ruby contract were $48.3 million and $264.7 million, respectively, which represented 12.9% and 24.3%, respectively, of total revenues during the periods. The Ruby contract is part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon. The contract is a cost reimbursable plus a fixed fee arrangement and was substantially complete by the end of the third quarter 2011.  Additionally, work for the Louisiana Department of Transportation generated $66.4 million and $191.3 million for the three and nine months ending September 30, 2011, respectively, which represented 17.7% and 17.6% of total revenues for the respective periods.

Inventory — Inventory consists of uninstalled contract materials and expendable construction equipment that will be used in construction projects.  Inventory is valued at the lower of cost, using first-in, first-out method, or market.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement.  The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.   ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements but may result in additional disclosures.

Goodwill Impairment Testing

In December 2010, the FASB issued ASU 2010-28,  Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the annual goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, if it is more likely than not that goodwill impairment exists, an entity is required to perform Step 2 of the goodwill impairment test. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating existence of an impairment. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard on January 1, 2011, which did not result in a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”).  ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company will determine whether to adopt this pronouncement during the fourth quarter 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which provides amendments to FASB ASC Topic 220, Comprehensive Income.   ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

Multiemployer Retirement Plans

In September 2011, the FASB issued ASU No. 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan”, which provides amendments to FASB ASC Topic 715, Compensation — Retirement Benefits (ASU 2011-09).  ASU 2011-09 requires that employers with multiemployer pension plans and multiemployer other postretirement benefit plans provide additional quantitative and qualitative disclosures.  The disclosures include (1) the significant multiemployer plan names and identifying numbers; (2) the level of the Company’s participation and contributions to the listed plans and whether the contributions represent more than 5% of the plan’s total contributions; (3) the financial health, funded status and changes or surcharges imposed on the Company by the plan; (4) the nature of the Company’s commitment to the plan, including expiration dates of collective-bargaining agreements and whether minimum contributions are to be made to the plans.  If public information on a plan is not available, additional disclosures are required.  ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011.  The amendment should be applied retrospectively for all prior periods presented.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In general, fair values determined by Level 1 use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use observable data points such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table uses the fair value hierarchy levels identified under ASC Topic 820 to present the Company’s financial assets that are required to be measured at fair value at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2011:
Cash and cash equivalents	$95,744	$95,744	—	—
Short-term investments	$23,000	$23,000	—	—
Assets at December 31, 2010:
Cash and cash equivalents	$115,437	$115,437	—	—
Short-term investments	$26,000	$26,000	—	—

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) program in order to provide Federal Deposit Insurance Corporation backing of the CDs.

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	September 30, 2011	December 31, 2010

Contracts receivable, net of allowance for doubtful accounts of $273 for September 30, 2011 and $200 for December 31, 2010	$139,148	$185,299
Retention - to be paid at project completion	17,557	20,057
	156,705	205,356
Due from affiliates	—	200
Other accounts receivable	1,219	2,589
	$157,924	$208,145

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 7 “Equity Method Investments” and Note 13 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $991 and $79 for the three months, and $5,431 and $1,367 for the nine months ended September 30, 2011 and 2010, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	September 30, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$2,637,397	$2,339,551
Provision for estimated loss on uncompleted contracts	2,290	577
Gross profit recognized	259,884	245,974
	2,899,571	2,586,102
Less: billings to date	(2,984,651)	(2,774,095)
	$(85,080)	$(187,993)

This net amount is included in the accompanying consolidated balance sheet under the following captions:

	September 30, 2011	December 31, 2010

Costs and estimated earnings in excess of billings	$60,474	$17,275
Billings in excess of costs and estimated earnings	(145,554)	(205,268)
	$(85,080)	$(187,993)

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

The following is a summary of the WesPac financial position and results as of and for the periods ended:

	September 30, 2011	December 31, 2010

Wespac Energy, LLC
Balance sheet data
Assets	$24,550	$30,161
Liabilities	419	4,248
Net assets	$24,131	$25,913
Company’s equity investment in venture	$17,023	$17,915

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Earnings data:
Revenue	$3,862	$—	$3,862	$—
Expenses	$5,575	$174	$5,644	$174
Earnings before taxes	$(1,713)	$(174)	$(1,782)	$(174)

During the three months ended September 30, 2011, WesPac determined that certain projects no longer had value to the joint venture and expensed the $1.8 million impaired costs incurred to date.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $8,942 and $15,990 to the Company during the nine months ended September 30, 2011 and 2010, respectively, as calculated under the joint venture agreement.  The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2011	December 31, 2010

St. — Bernard Levee Partners
Balance sheet data
Assets	$10,698	$21,981
Liabilities	10,610	17,291
Net assets	$88	$4,690
Company’s equity investment in venture	$26	$878

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Earnings data:
Revenue	$10,737	$51,603	$66,447	$159,625
Expenses	$4,342	$45,214	$37,775	$140,819
Earnings before taxes	$6,395	$6,389	$28,672	$18,806
Company’s equity in earnings	$2,901	$1,445	$8,090	$4,450

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

As part of the acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010 and for the periods ending December 31, 2011 and 2012.  The 2010 earnout target for the fourth quarter 2010 was achieved and in March 2011, the Company issued 494,095 shares of common stock to the sellers.  The Company determined that the full 2011 earnout target was achieved during the nine months ended September 30, 2011 and has reflected the full value of the $6,900 liability on the balance sheet as of September 30, 2011.  As discussed in Note 12 — “Contingent Earnout Liabilities”, the estimated fair value of the remaining 2012 contingency was $5,647 and $4,076 at September 30, 2011 and December 31, 2010, respectively.

There have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities of Rockford during the nine months ended September 30, 2011.  The Company is continuing its evaluation of the fair value of the construction equipment acquired and expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2011.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2010

The following pro forma information for the three and nine months ended September 30, 2010 presents the results of operations as if the Rockford acquisition had occurred at the beginning of 2010. The supplemental pro forma information has been adjusted to include:

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

•                                          the pro forma tax effect of both the income before income taxes for Rockford and the Rockford pro forma adjustments, calculated using a tax rate of 39.8% for the three and nine months ended September 30, 2010; and

•                                          the pro forma weighted average shares outstanding include 1,605,709 shares of common stock issued as part of the acquisition, plus the 494,095 shares of stock earned as a result of achieving the fourth quarter 2010 earnout target.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the transaction been completed on January 1, 2010.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieved with respect to the combined companies.

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Revenues	$279,414	$688,535
Income before provision for income taxes	$12,961	$29,905
Net income	$7,421	$18,208

Weighted average common shares outstanding:
Basic — (1)	46,987	42,599
Diluted — (1)	47,628	47,586

Earnings per share:
Basic	$0.16	$0.43
Diluted	$0.16	$0.38

(1)                                  The adjustment to weighted average shares outstanding excludes the potential impact of any shares of common stock that may be issued contingent upon meeting certain financial targets at the end of 2011 and 2012.

Note 9—Intangible Assets

At September 30, 2011 and December 31, 2010, intangible assets totaled $33,048 and $40,633, respectively, net of amortization.  The table summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization		September 30,	December 31,
	Period		2011	2010
Tradename	5 to 10 years		$19,362	$21,078
Non-compete agreements	5 years		$5,061	$6,155
Customer relationships	5 to 10 years		$7,741	$8,428
Backlog	0.75 to 2.25 years		$884	$4,972
		Total	$33,048	$40,633

Amortization expense of intangible assets was $2,053 and $1,413 for the three months ended September 30, 2011 and 2010, respectively, and amortization expense for the nine months ended September 30, 2011 and 2010 was $7,586 and $4,291, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2011 (remaining three months)	$1,665
2012	5,033
2013	4,655
2014	4,620
2015	3,545
Thereafter	13,530
$33,048

Note 10—Accounts Payable and Accrued Liabilities

At September 30, 2011 and December 31, 2010, accounts payable includes retention amounts of approximately $13,786 and $14,382, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2011	December 31, 2010

Payroll and related employee benefits	$35,913	$31,282
Insurance, including self-insurance reserves	21,196	15,992
Provision for estimated losses on uncompleted contracts	2,290	577
Corporate income taxes and other taxes	6,186	1,781
Accrued overhead cost	1,611	1,409
Other	4,185	4,085
	$71,381	$55,126

Note 11—Credit Arrangements

As of September 30, 2011, the Company has a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•                   a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2014; and

•                   a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 25, 2012.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of September 30, 2011 and December 31, 2010, total commercial letters of credit outstanding under Revolving Loan A totaled $3,074 and $4,339, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the period January 1, 2010 through September 2011.  At September 30, 2011, available borrowing capacity under Revolving Loan A was $16,926 and $15,000 under Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants as of September 30, 2011.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of September 30, 2011 and December 31, 2010, commercial letters of credit outstanding under this credit facility totaled $4,069 and $4,994 in Canadian dollars, respectively.  As of September 30, 2011, the available borrowing capacity under this credit facility was $5,931 in Canadian dollars.

The Company entered into an agreement with Bank of the West for the purpose of issuing commercial letters of credit, whereby the Company agrees to maintain a cash balance at the bank in an amount equal to the full amount of the letters of credit. As of September 30, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $3,823.

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

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over its life.  During the first 12 months, Note A bore interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At September 30, 2011, a total of $6,983 was outstanding.

Note A may be prepaid in whole or in part at any time.  If we complete an equity financing while Note A is outstanding, we have agreed to use 15% of the net proceeds in excess of $10 million to prepay a portion or all of Note A.  In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of Note A.

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

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note bore interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note bears interest at an annual rate of 8%.  Payments of principal and interest will be made on an amortizing basis over 60 months.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.  At September 30, 2011, a total of $19,164 was outstanding.

The JCG Note may be prepaid in whole or in part at any time.  If we complete an equity financing while the JCG Note is outstanding, we have agreed to use the first $10 million of the net proceeds, plus 75% of the net proceeds in excess of $10 million, to prepay a portion or all of the JCG Note. In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of the JCG Note.  As long as more than $10,000 is outstanding, we have agreed to not take certain actions without the prior written consent of the JCG Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock.

Note 12 — Contingent Earnout Liabilities

Rockford Earnout Consideration

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for certain periods.

2010 Earnout Period

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

The Company determined that the full 2011 earnout target was achieved during the nine months ended September 30, 2011 and has reflected the full value of the $6,900 liability on the balance sheet as of September 30, 2011.  As a result, a charge of $650 was recorded in Selling, General and Administration expense in September 2011.

2012 Earnout Period

If Rockford’s financial performance measured by EBITDA, as defined in the purchase agreement, for calendar year 2012 is at least $14.0 million, we have agreed to pay $6.9 million in cash.

The estimated fair value of the contingent consideration for the earnout liabilities were as follows:

	September 30, 2011	December 31, 2010

2010 earnout	$—	$4,600
2011 earnout	6,900	5,715
2012 earnout	5,647	4,076
	$12,547	$14,391

The $2,756 increase in the estimated fair value of the 2011 and 2012 liability for the nine months ended September 30, 2011 resulted in a $1,840 non-cash charge to Selling, General and Administrative expenses (“SG&A”) and $916 non-cash charge to Other Expense.  The charge to SG&A reflects the operational-related change in the fair value of the liability and the Other Expense charge reflects the time value impact on the fair value amounts.

JCG Earnout Consideration

As part of the JCG acquisition in December 2009, the Company agreed to issue an additional number of shares of common stock equal to $10.2 million if JCG’s EBITDA, as defined in the purchase agreement, was equal to or greater than $35 million for the year ending December 31, 2010. The earnout contingency was achieved and a liability of $10.2 million was recorded as of December 31, 2010. In March 2011, the Company issued 1,095,602 shares of common stock to the sellers, eliminated the liability and increased Stockholders’ Equity.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the nine months ending September 30, 2011, the Company recognized revenues of $5,430. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved in advance by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI.  The leases expire from October 2015 through June 2021 and provide for annual cost inflation factors. During the nine months ended September 30, 2011 and 2010, the Company paid $681, and $668, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2011 and 2010, Primoris paid $210 and $188, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2011, Primoris paid $68 in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 14—Income Taxes

To determine its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company is subject to tax. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The Company’s effective income tax rate for the three months and nine months ended September 30, 2011 was 39.7% and 39.3%, respectively.  These rates differ from the U.S. federal statutory rate of 35% primarily as the result of the impact of state taxes offset by the benefit of the “Domestic Production Activity Deduction”.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The completed filing of the 2010 federal and state tax returns resulted in a reclassification of deferred tax and tax liability amounts as of September 30, 2011.

The Internal Revenue Service (“IRS”) is presently conducting an examination of our federal income tax returns for 2008 and 2009.  The tax years 2008 through 2010 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2006 through 2010 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

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

•                                    On August 4, 2011, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on September 30, 2011.  The dividend, totaling $1,532 was paid on October 14, 2011.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$19,348	$7,577	$46,088	$21,362
Denominator:
Weighted average shares for computation of basic earnings per share	51,054	44,887	50,596	40,499
Dilutive effect of warrants and units (1)	—	641	52	1,136
Dilutive effect of contingently issuable shares (2)	—	—	437	793
Dilutive effect of preferred stock (3)	—	—	—	3,058
Weighted average shares for computation of diluted earnings per share	51,054	45,528	51,085	45,486

Basic earnings per share	$0.38	$0.17	$0.91	$0.53

Diluted earnings per share	$0.38	$0.17	$0.90	$0.47

(1)          Represents the dilutive effect of common stock and warrants available under the Unit Purchase Option (“UPO”).  See Note 16 — “Stockholders’ Equity”.

(2)          Represents the dilutive effect of the following contingency arrangements which were met at the end of each year, but for which shares of common stock were not issued until the following year:

a)                                                  A total of 2,499,975 shares of the Company’s common stock issued on March 25, 2010 for attainment of certain financial targets per the merger agreement between Rhapsody and Former Primoris.

b)                                                 The effect of 74,906 shares of common stock issued in March 2010 for attainment of certain financial targets per the merger agreement between Cravens and the Company.  The seller and the Company entered into an agreement during 2010 terminating all future earnout contingencies.

c)                                                  A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

d)                                                 A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provided for additional performance targets for 2011 and 2012.  The Company determined that the 2011 target was met as of September 30, 2011, which provided for a cash payment and a stock payout.  The stock component of the earnout is based on the Company’s average closing stock price (as defined in the purchase agreement) during December 2011 and the number of shares cannot yet be calculated.  The 2012 contingent earnout will be paid in cash if the target is met.

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

The Rockford purchase agreement provides for an additional 2011 performance target which includes the potential issuance of common stock.  As of September 30, 2011, the Company determined that the 2011 target was met, which provides for a cash payment of $3.45 million and the issuance of shares of the Company’s common stock valued at $3.45 million.  Since the stock component of the earnout is based on the average closing price of the Company’s common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011, the number of shares to be issued cannot yet be calculated.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock on August 2, 2011.

In March 2011, the Company issued 94,966 shares of stock purchased by our employees under the Primoris Long-term Retention Plan.

Unit Purchase Option s — At the time of our initial public offering in October 2006, our underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  The UPO expired on October 2, 2011, and the terms of the UPO allowed for a cashless conversion of one share of common stock for $8.80 per share. On June 29, 2011, the underwriter exercised all of their 450,000 UPO on a cashless basis. Using the previous day’s closing price of $13.31 per share, the exercise would have resulted in the issuance of 152,480 shares of common stock. In lieu of issuing these shares, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011 and recorded as a reduction of additional paid-in capital on the balance sheet.

Note 17—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2011 amounted to $2,237 and $6,858, respectively, including amounts paid to related parties of $325 and $959, respectively.  Total lease expense during the three and nine months ended September 30, 2010 amounted to $2,475 and $7,411, including amounts paid to related parties of $281 and $856, respectively.

Letters of credit — At September 30, 2011, the Company had letters of credit outstanding of $10,838 and at December 31, 2010, the Company had letters of credit outstanding of $9,306.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Litigation— The Company is subject to claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to such claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with outside counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

Bonding— At September 30, 2011 and December 31, 2010, the Company had bid and completion bonds issued and outstanding totaling approximately $1,035,036 and $849,288, respectively.

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

The West Construction Services segment includes the construction services performed by entities located in the western United States, primarily in the states of California and Oregon.  Entities included in West Construction Services are ARB, ARB Structures, Inc., Stellaris, LLC, and Rockford for 2011.

The Engineering segment includes the results of OnQuest, Inc. and Born Heaters Canada, ULC.

In the following tables, all intersegment revenues and gross profit, which were immaterial, have been eliminated.

Segment Revenues

Revenue by segment for the three months ended September 30, 2011 and 2010 were as follows:

	For the three months ended September 30,
	2011		2010
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$130,682	34.8%	$126,876	55.0%
West Construction Services	230,904	61.5%	86,594	37.6%
Engineering	13,897	3.7%	16,887	7.4%
Total	$375,483	100.0%	$230,357	100.0%

Revenue by segment for the nine months ended September 30, 2011 and 2010 were as follows:

	For the nine months ended September 30,
	2011		2010
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$403,299	37.1%	$351,583	57.8%
West Construction Services	647,640	59.6%	216,302	35.5%
Engineering	36,145	3.3%	40,641	6.7%
Total	$1,087,084	100.0%	$608,526	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2011 and 2010 were as follows:

	For the three months ended September 30,
	2011		2010
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$15,320	11.7%	$12,889	10.1%
West Construction Services	34,377	14.9%	12,689	14.7%
Engineering	2,424	17.4%	2,302	13.6%
Total	$52,121	13.9%	$27,880	12.1%

Gross profit by segment for the nine months ended September 30, 2011 and 2010 were as follows:

	For the nine months ended September 30,
	2011		2010
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$45,658	11.3%	$36,103	10.3%
West Construction Services	80,828	12.5%	35,081	16.2%
Engineering	7,671	21.2%	7,805	19.2%
Total	$134,157	12.3%	$78,989	13.0%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2011 and at December 31, 2010.

Segment	September 30, 2011	December 31, 2010

East Construction Services	$59,659	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$94,179	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the nine months ended September 30, 2011 and 2010 were as follows:

	Revenues
	For the nine months ended September 30,
	2011		2010		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	September 30, 2011	December 31, 2010

United States	$1,076,751	99.0%	$593,727	97.6%	$667,972	$692,759
Non-United States	10,333	1.0%	14,799	2.4%	8,936	11,457
Total	$1,087,084	100.0%	$608,526	100.0%	$676,908	$704,216

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“Third Quarter 2011 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2011 Report. You should read this Third Quarter 2011 Report, our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2011 Report.

Introduction

Primoris is a holding company of various subsidiaries which forms one of the larger specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of James Construction Group LLC (“JCG”) in December 2009 and Rockford Corporation (“Rockford”) in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.

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

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our Web site address is www.prim.com . The information on our Internet Web site is neither part of nor incorporated by reference into this Third Quarter 2011 Report.

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

We and our customers are operating in a challenging business environment in light of the economic downturn.  Capital markets have not yet fully recovered and there is a potentially adverse impact of significant changes in spending by governmental units. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We experienced reduced spending by our customers in 2010 and the nine months of 2011, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints. In addition, the uncertainty surrounding future federal and state funding for highway construction projects may have a negative impact on our heavy civil group in the East Construction Services segment.

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

Results of operations

Revenues, gross profit, operating income and net income for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$375,483	100.0%	$230,357	100.0%
Gross profit	52,121	13.9%	27,880	12.1%
Selling, general and administrative expense	20,103	5.4%	14,580	6.3%
Operating income	32,018	8.5%	13,300	5.8%
Other income (expense)	74	0.0%	(81)	0.0%
Income before income taxes	32,092	8.5%	13,219	5.8%
Income tax provision	(12,744)	(3.3)%	(5,642)	(2.5)%
Net income	$19,348	5.2%	$7,577	3.3%

Revenues, gross profit, operating income and net income for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$1,087,084	100.0%	$608,526	100.0%
Gross profit	134,157	12.3%	78,989	13.0%
Selling, general and administrative expense	60,425	5.5%	43,849	7.2%
Operating income	73,732	6.8%	35,140	5.8%
Other income (expense)	2,195	0.2%	4	—%
Income before income taxes	75,927	7.0%	35,144	5.8%
Income tax provision	(29,839)	(2.8)%	(13,782)	(2.3)%
Net income	$46,088	4.2%	$21,362	3.5%

Revenues for the three months ended September 30, 2011 were $375.5 million, an increase of $145.1 million, or 63.0%, compared to the same period in 2010.   Rockford, which we acquired in the fourth quarter 2010, contributed $85.9 million for the three months ended September 30, 2011, mainly from the Ruby project for the construction of a natural gas pipeline from Wyoming to Oregon.  The project was substantially completed by the end of the third quarter 2011.  With completion of this significant project, we expect Rockford revenues and profit to decrease in future periods.  Excluding the impact of Rockford, revenues for the three months ended September 30, 2011 increased by $59.2 million, or 25.7%, compared to the same period in 2010, due primarily to growth of $14.3 million in the East Construction Segment’s JCG heavy civil group, growth in the West Construction Segment’s underground business of $38.9 million and $18.9 million in the industrial business offset by reductions in infrastructure and maintenance and industrial projects in JCG.

Revenues for the nine months ended September 30, 2011 were $1,087.1 million, an increase of $478.6 million, or 78.7%, compared to the same period in 2010.  Rockford contributed $304.9 million for the nine months ended September 30, 2011, or 63.7%, of the total increase. Excluding the impact of Rockford, revenues for the nine months ended September 30, 2011 increased by $173.6 million, or 28.5%, compared to the same period in 2010, due primarily to growth of $50.9 million in the East Construction Segment’s JCG heavy civil group, growth in the West Construction Segment’s underground business of $77.6 million and $41.9 million in the industrial business.

Gross profit increased by $24.2 million, or 87.0%, for the three months ended September 30, 2011 and increased by $55.2 million, or 69.8%, for the nine months ended September 30, 2011 compared to the same periods in 2010.  Rockford gross profit of $10.6 million accounted for 43.7% of the increase in the three months ended September 30, 2011.  For the nine months ended September 30, 2011, Rockford’s $36.0 million gross profit was a primary reason for the increase.  Excluding the impact of Rockford, the gross profit increased by $19.1 million, due primarily to a $9.6 million increase in the East Construction Services segment associated with projects in the heavy civil division and due to a $9.7 million increase in the West Construction Services segment as a result of increased activity primarily with industrial and underground projects.

Gross profit as a percent of revenues increased to 13.9% for the three months ended September 30, 2011 and decreased to 12.3% for the nine months ended September 30, 2011 compared to 12.1% and 13.0% in the same periods in 2010, respectively. The decreased margins for the nine months ended September 30, 2011 were primarily impacted by higher margin projects completed in the prior year and the impact of the settlement of issues related to the early termination of a refinery project in 2010.

Geographic areas financial information

Revenue by geographic area for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$1,076,751	99.0%	$593,727	97.6%
Non—United States	10,333	1.0%	14,799	2.4%
Total revenues	$1,087,084	100.0%	$608,526	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC to determine non-United States revenues.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$130,682		$126,876
Gross profit	15,320	11.7%	12,889	10.2%

	Nine Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$403,299		$351,583
Gross profit	45,658	11.3%	36,103	10.3%

Revenue for the East Construction Services segment increased by $3.8 million, or 3.0%, for the three months ended September 30, 2011 and by $51.7 million, or 14.7%, for the nine months ended September 30, 2011 compared to the same periods of the prior year.  The revenue increases occurred primarily in the JCG heavy civil group which showed revenue increases of $14.4 million and $51.1 million for the three and nine month periods, respectively, compared to the previous year.  Continuing work on large highway construction projects for state agencies in Louisiana and Texas accounted for most of the growth. This increase was offset by decreased volume in the industrial and infrastructure and maintenance groups.  Temporary slowdown in construction activity within the petrochemical sector along the Gulf Coast attributed to the decline in revenues during the three months ended September 30, 2011.

Gross profit for the East Construction Services segment increased by $2.4 million, or 18.9%, for the three months ended September 30, 2011 and by $9.6 million, or 26.5%, for the nine months ended September 30, 2011 compared to the same periods in the prior year.  The margin increase for both periods was primarily due to the revenue increases associated with the large construction projects of the heavy civil division.

For the three months ended September 30, 2011, gross profit as a percent of revenues increased to 11.7% compared to 10.2% in the prior year quarter, primarily as a result of increased margin percentages realized on heavy civil projects.  Similarly, the gross profit as a percent of revenues increased to 11.3% compared to 10.3% in the same period for the nine months ended September 30, 2011 compared to the previous year.  The increased margin contribution also reflected the benefit of improved efficiency on a large causeway project in South Louisiana.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$230,904		$86,594
Gross profit	34,377	14.9%	12,689	14.7%

	Nine Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$647,640		$216,302
Gross profit	80,828	12.5%	35,081	16.2%

Revenue for the West Construction Services segment increased by $144.3 million, or 166.7%, and by $431.3 million, or 199.4%, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  Rockford’s project work, primarily the Ruby pipeline project, contributed $85.9 million and $304.9 million for the three and nine months ended September 30, 2011, respectively.  Excluding the revenue contribution from Rockford, revenues increased by $58.4 million and $126.4 million for the respective periods.  The increase in revenues was due primarily from our California underground business, which increased by $38.9 million and $77.6 million, and our California industrial business, which increased by $18.9 million and $41.9 million, for the three and nine months ended September 30, 2011, respectively.  A significant contributor to the underground increase was pipeline integrity work for the major gas utilities while work on power plants provided the major increase to the industrial business.

Gross profit for the West Construction Services segment increased by $21.7 million, or 170.9%, for the three months ended September 30, 2011 and $45.7 million, or 130.4%, for the nine months ended September 30, 2011, respectively, compared to the prior year.  Rockford contributed gross profit of $10.6 million for the three month period and $36.0 million for the nine month period ended September 30, 2011.  Excluding Rockford, gross profit for the third quarter increased by $11.1 million and gross profit for the nine month period increased by $9.7 million compared to the same periods in the previous year.  The primary reason for the increase in gross profit for the three months ended September 30, 2011, compared with the same period in 2010, was the increased activity in industrial, underground projects and increased profitability in the structures group. The gross profit increase for the nine months ended September 30, 2011, compared with the same period in 2010, was affected by a significant increase in expected cost amounts and contingencies of one of the power plant construction projects.

Gross profit as a percent of revenues increased to 14.9% during the three months ended September 30, 2011 from 14.7% in the same period in 2010, and for the nine months ended September 30, 2011, gross profit as a percent of revenue decreased to 12.5% compared to 16.2% in the same period in the prior year.  The decrease for the nine month period is based on completion of several higher margin projects during the prior year and settlement of issues related to the early termination of a refinery project in 2010.  Additionally, the nine month period was negatively impacted by the increase in the expected cost and contingency amounts for a power plant project.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$13,897		$16,887
Gross profit	2,424	17.4%	2,302	13.6%

	Nine Months Ended September 30,
	2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$36,145		$40,641
Gross profit	7,671	21.2%	7,805	19.2%

Revenue for the Engineering segment decreased by $3.0 million, or 17.7%, and by $4.5 million, or 11.1%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The decrease reflected completion of a large international project and a U.S.-based refinery project in the first nine months of 2010.

Gross profit for the Engineering segment for the three and nine months ended September 30, 2011 increased by $0.1 million and decreased $0.1 million, compared to the same periods in 2010.  The decrease for the nine months was primarily the result of the decrease in revenues for the segment.  Gross profit as a percent of revenues for the three and nine months ended September 30, 2011 was 17.4% and 21.2%, compared to 13.6% and 19.2% for the same periods in 2010.  The increased margins were due primarily to higher margin project close-outs during the third quarter of 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $5.5 million, or 37.9%, for the three months ended September 30, 2011 compared to the same period in 2010.  Of this amount, approximately $4.5 million was from an increase in the West Construction Services segment, approximately $0.7 million from a decrease in the East Construction Services segment, and approximately $1.7 million from an increase in Primoris corporate expenses.  The West Construction Services segment included an increase from the acquisition of Rockford and All Day of $2.8 million and an increase of $1.7 million in compensation related expenses.  SG&A for the East Construction Services segment decreased due to a reduction in intangible amortization and other miscellaneous expenses.  Corporate SG&A increased due primarily to the fair value increase of the Rockford contingent earn-out consideration.

SG&A increased by $16.6 million, or 37.8%, for the nine months ended September 30, 2011 compared to the same period in 2010.  The total was the result of a $10.9 million increase in the West Construction Services segment, an increase of $3.0 million in the East Construction Services segment, an increase of $0.5 million in the Engineering segment, and an increase of $2.2 million in Primoris corporate expenses.  Of the $10.9 million increase in the West Construction Services segment SG&A, $6.6 million was the result of the acquisition of Rockford and All Day, $1.3 million was the impact of not recording a gain on sale in 2011 compared to 2010, and $3.0 million was primarily the result of increased compensation and compensation related expenses.  In the East Construction Services segment, the increase was due primarily to increases in compensation and compensation related expenses.  The $0.5 million increase for the Engineering segment was primarily due to a $0.3 reduction in overhead charged to projects and increases primarily in compensation and compensation related expenses.  The $2.2 million increase for Primoris corporate was due to the fair value increase of the Rockford contingent earn-out consideration of $1.7 million and due to expenses associated with opening a corporate office in Dallas and increases in compensation and compensation related expenses.

Starting in 2011, we account for gains and losses on the sales of operating equipment as a cost of revenues rather than a component of SG&A since the operating equipment expenses are recorded as cost of revenues.  In 2011, for the nine month period ended September 30, total gain on the sale of equipment was $0.2 million, recorded in cost of revenues, compared to $1.4 million, recorded in SG&A, in the nine month period ended September 30, 2010.

SG&A as a percentage of revenue decreased to 5.4% for the three months ended September 30, 2011, from 6.3% for the same period in 2010 and decreased to 5.5% for the nine months ended September 30, 2011 compared to 7.2% for the same period in the prior year.  The reduction in percent was primarily as a result of SG&A leverage as revenues increased, especially with the increases from the acquisition of Rockford Corporation.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$2,079	$1,366
Foreign exchange gain (loss)	(214)	80
Other income (expense)	(314)	(333)
Interest income	39	151
Interest (expense)	(1,516)	(1,345)
Total other income	$74	$(81)

	Nine Months Ended September 30,
	2011	2010
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$7,305	$4,090
Foreign exchange gain (loss)	(250)	266
Other income (expense)	(917)	(964)
Interest income	297	484
Interest (expense)	(4,240)	(3,872)
Total other income	$2,195	$4

For the three months ended September 30, 2011, income from non-consolidated joint ventures was $2.1 million, which was primarily due to income contributed from the St.-Bernard joint venture, offset by $0.9 million for the write-down of impaired WesPac project costs.  Income from non-consolidated joint ventures for the nine months ended September 30, 2011 of $7.3 million included $8.1 million from the St.-Bernard joint venture, offset by $0.9 million in costs from the WesPac investment.

Foreign exchange gains for the nine months ended September 30, 2011 and for the same period in 2010 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Some of our business is conducted in Canadian dollars and we acquire assets and liabilities using Canadian dollars.  For financial statement purposes, we convert these transactions to United States dollars creating currency exchange gains or losses.

Other expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, represents the change in the estimated fair value of the contingent earnout liabilities for Rockford in 2011 and 2012 and JCG in 2010.

For the three and nine months ended September 30, 2011, interest expense was $1.5 million and $4.2 million, respectively, compared to $1.3 million and $3.9 million for the same periods in 2010.  The increase over both the prior periods was due primarily to interest payments due on the subordinated debt from the Rockford acquisition,  the scheduled rate increases of the subordinated debt from the JCG acquisition and accrual of look-back interest associated with book and tax differences for percentage of completion accounting.

Provision for income taxes

Our provision for income tax increased $7.1 million for the three months ended September 30, 2011 to $12.7 million, and increased $16.1 million for the nine months ended September 30, 2011 to $29.8 million, compared to the same periods in 2010 as a result of improved earnings.  The tax rate for the nine months ended September 30, 2011 was 39.3% as compared to 39.2% for the same period in 2010.  The change in tax rate reflects our estimated full year results, and the impact of the assumptions on our mix in revenues and profits in the various tax jurisdictions throughout the United States and Canada.

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

At September 30, 2011, our balance sheet included net cash and investments of $118.7 million, consisting of net cash of $95.7 million, and $23.0 million in short-term investments.  We currently have the following credit facilities:

•                                 a $20 million credit facility that expires on October 26, 2014, under which we can issue letters of credit for up to $15 million.  At September 30, 2011, we have issued letters of credit of $3.1 million on this facility, resulting in $16.9 million in available borrowing capacity;

•                                 a credit facility of $15 million, with the full borrowing amount available at September 30, 2011, which expires on October 25, 2012; and

•                                 a $10 million (Canadian dollars) facility for commercial letters of credit in Canada with an expiration date of December 31, 2012.  At September 30, 2011, $4.1 million of letters of credit (Canadian dollars) were outstanding, with $5.9 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands)
Change in cash:
Net cash provided by (used in) operating activities	$25,056	$10,121
Net cash provided by (used in) investing activities	(11,530)	(29,480)
Net cash provided by (used in) financing activities	(33,219)	11,823
Net cash used in discontinued operations	—	(874)
Net change in cash	$(19,693)	$(8,410)

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands)
Operating Activities:
Operating Income	$73,732	$35,140
Depreciation	17,838	12,575
Amortization of intangible assets	7,585	4,291
Loss (gain) on sale of property and equipment	191	(1,352)
Non-consolidated entity distributions	9,059	8,480
Foreign exchange gain (loss)	(250)	266
Other income (expense)	(917)	(964)
Interest income	297	484
Interest expense	(4,240)	(3,872)
Provision for income taxes	(29,839)	(13,782)
Change in contingent earnout liabilities	2,756	964
Net deferred taxes	2,500	(1,598)
Changes in assets and liabilities	(53,656)	(30,511)
Net cash provided by (used by) operating activities	$25,056	$10,121

Cash flow provided by operating activities for the nine months ended September 30, 2011 increased by $14.9 million compared to the same period in 2010 due primarily to the increased operating profit of $38.6 million, an increase of $0.6 million in non-consolidated entity distributions, offset by a reduction of $1.5 million for gain on sale of equipment.  Adjustments to operating income included increased depreciation and amortization of $8.6 million as a result of the Rockford acquisition, an increase of $16.1 million in the provision for income taxes, a $4.1 million increase in net deferred tax liabilities and an increase of $1.8 million for contingent earnout liabilities.  Cash flow provided by operating activities was partially offset by the difference in the net cash used for changes in assets and liabilities of $23.1 million.

The significant components of the $23.1 million change in assets and liabilities from the December 31, 2010 balance sheet amounts are summarized as follows:

•                                                                              a $50.2 million decrease in accounts receivable. At September 30, 2011, accounts receivable represented 23.3% of total assets.  We continue to have an excellent collection history and maintain certain lien rights that can provide additional security for collection;

•                                                                              a $4.5 million decrease in accounts payable;

•                                                                              costs and estimated earnings in excess of billings increased by $43.2 million;

•                                                                              billings in excess of costs and estimated earnings decreased by $59.7 million;

•                                                                              inventory, prepaid expenses and other current assets increased by $1.6 million;

•                                                                              other long-term liabilities decreased by $2.3 million;

•                                                                              accrued expenses and other current liabilities increased by $16.3 million; and

•                                                                              a $8.9 million increase in customer retention deposits.

The decreases in accounts receivable and billings in excess of costs and estimated earnings are primarily related to the acquisition of Rockford. At December 31, 2010, Rockford accounts receivable were $56.6 million and at September 30, 2011, Rockford receivables were $7.4 million. At December 31, 2010, Rockford billings in excess of costs and estimated earnings were $78.7 million compared to a balance of $22.3 million at September 30, 2011.  Additionally, costs and estimated earnings in excess of billings increased by $43.2 million primarily attributable to the timing of unbilled revenues as of September 30, 2011 on pipe integrity work performed for a large utility by the West Construction Services segment.

Investing activities

During the nine months ended September 30, 2011, we purchased property and equipment for $20.9 million, compared to $17.8 million during the same period in 2010.  These purchases were principally for construction equipment, with $16.9 million paid in cash for the purchases and we incurred $4.0 million in additional loan obligations, secured by the underlying equipment.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program we both sold and purchased short term investments.  During the nine months ended September 30, 2011, the net impact of these transactions was to reduce short term investments by $3.0 million and during the same period in the prior year, a decrease in short term investments of $4.1 million.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs.  All cash balances as of September 30, 2011 are covered by FDIC backing or are protected by application of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 which are in effect through December 31, 2012.

Financing activities

Financing activities used $33.2 million of cash during the nine months ended September 30, 2011. Significant transactions using cash flows from financing activities included:

•                                                                  $2.5 million proceeds from issuance of long-term debt to refinance a higher interest rate loan.

•                                                                  $13.8 million in repayment of long-term debt and capital leases.

•                                                                  $17.1 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 10, 2011 payment in full of the Rockford Note “B” of $6.7 million.

•                                                                  $2.0 million cash payment to the holders of 450,000 UPO’s in lieu of issuance of 152,480 shares of common stock under a cashless exercise provision (see the section “Common Stock” below).

•                                                                  Payment of $3.8 million in dividends to our stockholders during the nine months ended September 30, 2011.  The dividend rate for the first and second quarters was $.025 per share and $0.03 per share for the third quarter, representing an annualized dividend rate of $0.107 per share of common stock.

•                                                                  $1.0 million was recorded as equity for the issuance of 94,966 shares purchased by our employees under the Primoris Long-Term Retention Plan in March 2011 and 14,825 shares of common stock issued as part of the compensation to non-employee directors in August 2011.

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

The Rockford purchase agreement provides for an additional 2011 performance target which includes the potential issuance of common stock.  As of September 30, 2011, the Company determined that the 2011 target was met, which provides for a cash payment of $3.45 million and the issuance of shares of the Company’s common stock valued at $3.45 million.  Since the stock component of the earnout is based on the average closing price of the Company’s common stock, as reported on NASDAQ, for the 20 business days prior to December 31, 2011, the number of shares to be issued cannot yet be calculated.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock to the non-employee directors on August 2, 2011.

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the 2009 acquisition of JCG, the Company issued 81,852.78 shares of preferred stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of preferred stock into 8,185,278 shares of common stock.  There are no shares of preferred stock outstanding at September 30, 2011.

At the time of our initial public offering in October 2006, our underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  With the expiration of the warrants on October 2, 2010, each UPO provided the holder with the right to purchase one share of common stock for $8.80 per share. The UPO expired on October 2, 2011, and the terms of the UPO allowed for a cashless conversion. On June 29, 2011, the underwriter exercised all of their 450,000 UPO on a cashless basis. Using the previous day’s closing price of $13.31 per share, the exercise would have resulted in the issuance of 152,480 shares of common stock. In lieu of issuing these shares, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011 and reduced additional paid-in capital in Stockholders’ Equity.

Credit agreements

For a description of our credit agreements and subordinated notes payable see Note 11 - Credit Arrangements in Item I, Financial Statements.

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

In 2010, the Company entered into a $6.0 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. During the nine months ended September 30, 2011, the Company recognized revenues of $5,430. The construction is expected to be completed by December 31, 2011. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. The leases expire from October 2015 through June 2021 and provide for annual cost inflation factors.  During the nine months ended September 30, 2011 and 2010, the Company paid $0.68 million, and $0.67 million, respectively, in lease payments to SIGI for the use of these properties.  In addition, SIGI occupies certain space in our corporate offices and pays a pro rata portion of facility costs based on square footage occupied.

Primoris leases a property from Roger Newnham, a manager at our subsidiary Born Heaters Canada.  The property is located in Calgary, Canada.  During the nine months ended September 30, 2011 and 2010, Primoris paid $0.21 and $0.19 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2011, Primoris paid $0.07 million in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at September 30, 2011 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$52,342	$14,195	$26,900	$8,185	$3,062
Interest on debt and capital lease obligations	4,901	2,100	2,182	553	66
Subordinated debt	26,147	14,931	11,216	—	—
Interest on subordinated debt	1,869	1,481	388	—	—
Equipment operating leases	6,644	2,409	2,402	1,833	—
Real property leases	13,845	2,477	3,893	2,958	4,517
Real property leases—related parties	6,998	1,292	2,688	1,335	1,683
	$112,746	$38,885	$49,669	$14,864	$9,328

Stand-by letters of credit	$10,838	$7,256	$3,582	$—	$—

The interest amounts in the above table represent interest payments on our fixed rate debt assuming that principal payments are made as scheduled.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                                          Letters of credit issued under our lines of credit.  At September 30, 2011, we had letters of credit outstanding of $10.8 million.

•                                          Equipment operating leases with a balance of $6.6 million at September 30, 2011.

•                                          In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At September 30, 2011, we had $1,035.0 million in outstanding bonds.

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

Backlog changes by operating segment at December 31, 2010 and September 30, 2011 was as follows, in thousands:

Segment:	Beginning Backlog as of December 31, 2010	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at September 30, 2011	Revenue Recognized from Non-Backlog Projects	Total Revenue for 9 months ended September 30, 2011

East Construction Services	$630,567	$486,985	$373,276	$744,276	$30,023	$403,299
West Construction Services	222,018	374,104	276,232	319,890	371,408	647,640
Engineering	43,187	17,926	33,482	27,631	2,662	36,144
Total	$895,772	$879,015	$682,990	$1,091,797	$404,093	$1,087,083

As of September 30, 2011, our total backlog was $1.1 billion representing an increase of $196.0 million, or 21.9%, from $895.8 million as of December 31, 2010.  We expect that approximately 18% of the total backlog at September 30, 2011, or $197.0 million, will be recognized as revenue during the remainder of 2011, with $93.0 million expected for the East Construction Services segment, $93.0 million for the West Construction Services segment and $11.0 million for the Engineering segment.

Backlog should not be considered a comprehensive indicator of future revenues, as a significant portion of our revenues are derived from projects that are not part of a backlog calculation.  Revenues recognized from non-backlog projects are generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to risks related to financial market conditions. These risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. We may seek to manage these risks through the use of financial derivative instruments. These instruments may include foreign currency exchange contracts and interest rate swaps.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter parties that are generally financial institutions and we attempt to limit significant exposure with any one party.

The carrying amounts for cash and cash equivalents, accounts receivable, long-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2011 and December 31, 2010 due to the generally short maturities of these items. At September 30, 2011, we invested primarily in short-term dollar denominated bank deposits, money market accounts and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process to provide FDIC backing of the CDs. We expect to hold our investments to maturity.

At September 30, 2011, all of our long-term debt was subject to fixed interest rates.

At September 30, 2011, we had no derivative financial instrument for the purpose of hedging future currency exchange rates. We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2011, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2011, we issued 494,095 shares of unregistered common stock to the sellers of Rockford in accordance with the terms of the purchase agreement for the November 2010 acquisition.

In March 2011, we issued 1,095,646 shares of unregistered common stock to the sellers of James Construction Group in accordance with the terms of the purchase agreement of the December 2009 acquisition.

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 8, 2011	/s/ PETER J. MOERBEEK
Peter J. Moerbeek Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.