Form 10-K
period 2011-12-31
Primoris Services Corp
filed 2012-03-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $366.2 million based upon the closing price of such common equity as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 1, 2012, there were 51,071,527 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2012 Annual Meeting of Stockholders and to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the larger specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater and product engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. Primoris or its predecessor companies have been in business since 1946, and the Company has been incorporated in Delaware since 2006.  Since our inception, we have actively pursued a diversification and expansion strategy.   For most of our history, a substantial portion of our activities were performed in the western United States, primarily in California.

Starting in the early 2000s, we expanded our services through a start-up business and a series of acquisitions.  We began to provide engineering design services for fired heaters and furnaces primarily used in refinery applications through a newly formed subsidiary, Onquest, Inc. which acquired a Canadian subsidiary, Born Heaters, ULC. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in the southeast United States, and we have strategic presences in Texas through our subsidiary James Construction Group, LLC.

In 2008 we became a publicly traded company and have completed the following two acquisitions, which have more than doubled the size of the company while significantly increasing our service capabilities and geographic footprint.  First, on December 18, 2009, we acquired James Construction Group, LLC, a Florida limited liability private company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

Second, on November 8, 2010, the Company entered into an agreement (the “Rockford Agreement”) to acquire privately held Rockford Corporation (“Rockford”).  Upon completion of the transaction on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

The July 2008 Merger

Primoris is a successor company to Rhapsody Acquisition Corp. (“Rhapsody”) which was founded on April 24, 2006 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On October 10, 2006, Rhapsody closed its initial public offering and raised cash to affect a transaction. On February 19, 2008, Rhapsody entered into an Agreement and Plan of Merger (“Merger Agreement”) with Primoris Corporation, a privately held Nevada corporation (“Former Primoris”), and certain stockholders of Former Primoris. On July 31, 2008, with the consent of both the Rhapsody stockholders and the stockholders of Former Primoris, the merger was completed. In connection with the merger, Rhapsody changed its name to “Primoris Services Corporation”, and the common stock has traded since August 4, 2008 on the NASDAQ Global Market under the symbol “PRIM”. While Rhapsody was the surviving legal entity in the merger, Former Primoris was treated as the acquiring entity for accounting purposes.

In the merger, holders of all of the issued and outstanding shares of common stock of Former Primoris and two foreign managers of Former Primoris (collectively, the “Former Primoris Holders”) received an aggregate of (i) 24,094,800 shares of our common stock at the closing of the merger plus (ii) the right to receive 2.5 million additional shares of our common stock for the fiscal year ending December 31, 2008 and 2.5 million shares for the fiscal year ending December 31, 2009 for a total of 5.0 million additional shares, provided that we achieved specified financial milestones.  The Company achieved the specified financial milestone for 2008 and 2009 and the 5.0 million earnout shares were issued to the Former Primoris stockholders.

Services

The Company segregates the business into three operating segments:  the East Construction Services segment, the West Construction Services segment and the Engineering segment.

East Construction Services represented 36.2% of revenues for 2011 and 51.0% of revenues for 2010.   West Construction Services represented 60.4% of revenues for 2011 and 42.7% in 2010.  Engineering represented approximately 3.4% of revenues in 2011 and 6.3% in 2010.

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

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the states of California and Oregon.  Entities included in West Construction Services are ARB, Inc., ARB Structures, Inc., Stellaris, LLC, Rockford Corporation, Alaska Continental Pipeline, Inc, Primoris Renewables, Inc, Juniper Rock, Inc and All Day Electric Company, Inc. (a 50% owned entity in 2010 and 100% owned entity in 2011).

Engineering

The Engineering segment includes the results of Onquest, Inc. and Born Heaters Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and has the ability to deliver custom engineering solutions worldwide.

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

A significant contributor to the revenue and profitability of the West Construction Services segment is construction of electrical power generation facilities.  Demand for electric power is expected to grow, especially in large population centers, such as California.  That demand may be met by renewable energy sources, such as solar power, or by converting current facilities to more efficient sources of power.  We expect that this continuing demand growth will provide significant opportunities for our construction services over time.

For our underground services, we also expect that the opportunities for natural gas pipelines will increase over the long-term.   Development of gas shale formations throughout North America has resulted in a significant increase in the natural gas supply, leading to a reduction in natural gas prices from the levels in the 2003 to 2008 period.   As one of the cleanest-burning fossil fuels, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment.  The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. In addition, as renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas may well be the fuel used to provide backup power generation.

The existing pipeline infrastructure may be insufficient to meet the growing natural gas demand which could lead to opportunities for new pipeline construction.  In addition, the recently passed Pipeline Safety and Regulatory Certainty Act of 2011, authorized the Pipeline and Hazardous Materials and Safety Administration to promulgate new rules for pipeline integrity.  These rules are in addition to various state regulations.  We believe that these integrity testing requirements will increase the demand for our underground services.

Our highway construction services may find a challenging market in the near-term.  Declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue.  Offsetting these challenges is the need for continuing improvements and additions in highway infrastructure and the perception of federal and state funding of transportation projects as an investment in infrastructure.

Strategy

Our strategy emphasizes the following key elements:

•                  Diversification through Controlled Expansion.  We continue to emphasize the expansion of our scope of services beyond our traditional focus by increasing the scope of services offered to current customers and by adding new customers.  In December 2009, we completed the acquisition of JCG and in November 2010 we completed the acquisition of Rockford as part of this strategy.  We will continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. Our strategy also considers potential selective expansion to new geographic regions.

•                  Emphasis on Retention of Existing Customers and Recurring Revenue.  In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships and to expand our base of recurring revenue sources and recurring customers.

•                  Ownership of Equipment.  Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

•                  Stable Work Force.  In each of our separate segments, we maintain a stable work force of skilled, experienced laborers, many of whom are cross-trained in projects such as pipeline and facility construction, refinery maintenance, and piping systems.

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

Customers

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  With the December 2009 acquisition of JCG, we have expanded our customer base to include a significant presence in the Gulf Coast region of the United States and with the November 2010 acquisition of Rockford, we expanded to include the Pacific Northwest area of the United States. The JCG acquisition also changed the composition of our customer base with a significant increase in public state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from three months, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others,  Conoco Phillips, British Petroleum, Pacific Gas & Electric, Sempra Energy, Williams, Valero, Chevron, Calpine, Kinder Morgan and El Paso Corporation.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2011	2010	2009
Gas and electric utility	11.3%	7.3%	14.4%
Gas and electric utility	*	*	11.9%
Gas utility	*	*	9.1%
Gas utility (Ruby Pipeline Project)	18.8%	8.4%	*
Louisiana DOT	16.4%	20.5%	*
Public state agency	* %	5.0%	*
Totals	46.5%	41.2%	35.4%

(*)                                 Indicates customers with 5% or less of revenues during the period.

As shown in the table, the customers accounting for revenues in excess of 5% each year varies from year to year due to the nature of our business.  A large construction project for a customer may result in significant revenues in that particular year, with significantly less revenues in subsequent years after project completion.

For the year ended December 31, 2011, approximately 68.5% of total revenues were generated from our top ten customers and approximately 15.5% of our accounts receivable were due from one customer.

For the year ended December 31, 2010, approximately 55.3% of total revenues were generated from our top ten customers and approximately 25.0% of our accounts receivable were due from one customer. For the year ended December 31, 2010, we earned approximately 8.4% of our total revenue from this customer.

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

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of strategic alliance or long-term maintenance agreements.  However, we realize that future opportunities also require cost effective bids as pricing is a key element for most construction projects.

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2011:

Segment	Project	Location	Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2011
			(Millions)		(Millions)
West Construction Services	550 MW Combined Cycle Plant	El Segundo, CA	$155.6	05/2013	$141.3
West Construction Services	Solar Energy Project	Blythe, CA	$28.0	09/2013	27.9
West Construction Services	296 MW Comb. Cycle Plant	Lodi, CA	$100.0	07/2012	72.0
West Construction Services	144 MW Comb. Cycle Plant	El Centro, CA	$89.0	05/2012	23.5
East Construction Services	I12 Design Build	Baton Rouge, LA	$110.8	05/2012	21.4
East Construction Services	IH 35 Salado to Belton	Salado, TX	$107.2	08/2014	85.5
East Construction Services	LA1 Bridge	Lafourche Parish, LA	$137.7	06/2012	8.0
Engineering	Waste Heat Recovery	Australia	$32.6	03/2012	7.7

Competition

We face substantial competition on large construction projects from both regional and national contractors. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business segment faces varied competition depending on the type of project and services offered.

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

Geographic Areas — Financial Information

The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2011, 2010 and 2009, and the total assets located in those countries for the years ended December 31, 2011 and 2010. Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our Engineering segment’s office in Calgary, Canada, but relates to specific projects in other countries, especially in the Far East and Australia.  In December 2009, we discontinued all operations in Ecuador and in February 2010, entered into an agreement for the sale of the Ecuador business. The table below does not include the information attributable to our discontinued Ecuador subsidiary.

	Year Ended December 31,						Total Assets at
	2011		2010		2009		December 31,
Country	Revenue	%	Revenue	%	Revenue	%	2011	2010
	(Thousands)		(Thousands)		(Thousands)		(Thousands)	(Thousands)
United States	$1,147,863	99.1	$920,051	97.7	$445,979	95.5	$719,028	$692,759
Non-United States	12,287	0.9	21,714	2.3	21,031	4.5	9,385	11,457
TOTAL	$1,460,150	100.0	$941,765	100.0	$467,010	100.0	$728,413	$704,216

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

Risks Attendant to Foreign Operations

In 2011, as set forth in the table above, approximately 0.8% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

During the years 2005 through 2009, we had operations in Ecuador.  In December 2009, management determined that the Ecuador operations would be discontinued and the business sold.  Refer to Note 10 “Discontinued Operations” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion.

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

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are potentially subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. While we subcontract specialized activities such as blasting, hazardous waste removal and electrical work, we perform most of the work on our projects with our own resources, including labor and equipment.

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

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the States of California and Louisiana, we self-insure our workers’ compensation claims in an amount of up to $150,000 per occurrence, and we maintain insurance covering larger claims. Management believes our insurance programs are adequate.

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

In connection with our business, we generally are required to provide various types of surety bonds guaranteeing our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, backlog, past performance, management expertise and other factors and the surety company’s current underwriting standards.  To date, we have obtained the level of surety bonds necessary for the needs of our business.

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

Employees

We believe that our employees are our most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for nearly over 3,000 hourly employees instills in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2011, we employed approximately 779 salaried employees and approximately 3,279 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2011, the number of employees ranged from approximately 2,500 employees to 4,500 employees.

The following is a summary of employees by function and geography at December 31, 2011:

	CA	OR	WA	FL	TX	LA	Other US	Canada	Total
Salaried	240	31	20	32	145	253	27	31	779
Hourly	963	346	143	114	426	779	508	0	3,279
Total	1,203	377	163	146	571	1,032	535	31	4,058

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

We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other information, stockholders should submit a request in writing to Primoris Services, Inc., Attn: Corporate Secretary, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

This Annual Report on Form 10-K and our website may contain information provided by other sources that we believe are reliable. However, we cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein and should not be considered part of this Annual Report.

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties, many of which are described below. The following list is not all-inclusive, and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may have a material adverse effects on our business, financial condition and results of operations in the future.

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

•                  Availability of qualified labor for specific projects;

•                  Changes in bonding requirements and bonding availability for existing and new agreements;

•                  Costs we incur to support growth whether internally or through acquisitions or otherwise;

•                  The timing and volume of work under contract; and

•                  Losses experienced in our operations.

As a result of these factors, our operating results in any particular quarter may not be indicative of the results that you may expect for any other quarter or for the entire year. Such fluctuations in our financial and operating results may affect the value of your common stock.

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. In particular, we are dependent upon the management and leadership of Brian Pratt, who is our Chief Executive Officer, as well as other members of executive and senior management. The loss of any of the executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense and, we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive or senior officer on a timely basis could adversely affect our ability to operate and grow our business.

Our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

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

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital.  Our customers may also reduce projects in response to economic conditions.  For example, in 2009 our financial results were affected by a significant reduction in power plant construction opportunities.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have an adverse effect on our financial condition, results of operation and cash flows.

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

Throughout 2011 and in to 2012, the economy is slowly recovering from the recent recession. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. The economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers have not fully recovered from the negative impact of the recession. A continued reduction in our customers spending for our services could have a material adverse affect on our operations and our ability to grow at historical levels.

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

Our customer base is highly concentrated, with our top ten customers accounting for 68.5% of our revenue in 2011, 55.0% of our revenue in 2010 and 58.8% in 2009. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of several of our customers. Reduced demand for our services or a loss of a significant customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits or losses  on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The portion of revenue generated from fixed-price and unit-price contracts for 2011, 2010 and 2009 was 66%, 72% and 68%, respectively. The portion of gross profit generated from fixed-price and unit-price contracts for 2011, 2010 and 2009 was 57%, 71% and 55%, respectively. We must estimate the costs of completing a particular project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.    Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

•                  Failure to properly estimate costs of engineering, materials, equipment or labor;

•                  Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

•                  Unreimbursable project modifications creating unanticipated costs;

•                  Changes in the costs of equipment, materials, labor or subcontractors;

•                  Our suppliers or subcontractors failure to perform;

•                  Changes in local laws and regulations;

•                  Delays caused by local weather conditions; and

•                  A combination of one or more of these factors as projects grow in size and complexity.

Depending upon the size of a particular project, variations from the estimated contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may lose business to competitors through the competitive bidding processes, which could have an adverse effect on our financial condition, results of operations and cash flows.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins.  We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our financial condition and results of operations.

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

As of December 31, 2011, approximately 46% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 38 collective bargaining agreements we are a party to, sixteen expire during 2012 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flows.

Our collective bargaining agreements generally require that we participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980 (“MEPA”), may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as endangered, seriously endangered or critical status.  For a plan in critical status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could adversely affect our financial condition or results of operations.  If any plans are in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required.  Participation in those plans with high funding levels could adversely affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute.  For each plan, our liability is the total unfunded vested benefits of the plan multiplied by a fraction; the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers for the past ten years.  For some pension plans to which we contribute, the unfunded vested benefits are in the billions of dollars.  If we cannot reduce the liability through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our financial condition, results of operations and cash flows.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, in certain geographic areas, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union company.  In addition, if we acquire a union affiliated company, we may increase our future exposure to withdrawal liabilities for any underfunded pension plans.

The current national administration has expressed strong support for legislation and regulation that would create more flexibility and opportunity for labor unions to organize non-union workers. This legislation or regulation could result in a greater percentage of our workforce being subject to collective bargaining agreements.

Our business growth could outpace the capability of our internal infrastructure and may prohibit us from expanding our operations or execute our business plan, which failures may adversely affect the value of our common stock.

Our internal infrastructure may not be adequate to support our operations as they expand. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include our assumptions of market equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have an adverse effect on our financial condition, results of operations and cash flows.

Our bonding requirements may limit our ability to incur indebtedness, which would limit our ability to refinance our existing credit facilities or to execute our business plan, and potentially result in an adverse effect on our business.

Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital, tangible net worth and amount of our indebtedness. In order to help ensure that we can obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity and to execute our business plan. Our inability to incur additional indebtedness could have an adverse effect on our business, operating results and financial condition.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles ranging from $150,000 to $250,000 per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. For our employees not part of a collective bargaining agreement, we provide employee health care benefit plans.  Our primary plan is subject to a deductible of $150,000 per claimant per year.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be adversely affected in a given period.

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. We recorded approximately $32.1 million in goodwill and $15.5 million of intangible assets in connection with the 2010 Rockford acquisition, and we recorded approximately $58.1 million in goodwill and $31.7 million of intangible assets based on the application of the acquisition method of accounting in connection with the 2009 acquisition of JCG  At the time of the acquisitions, management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates.  Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, the accounting literature provides specific guidance for testing goodwill and non-amortized intangible assets for impairment.  Any future impairment of the goodwill or intangible assets recorded in connection with the acquisitions of Rockford or JCG, or for any future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

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

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus may be diverted away from other opportunities. Involvement with government contracts could require incurring a significant amount of costs before any revenues are realized from these contracts. In addition, as a government contractor, we would be subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to allege improper activity, we could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years, we would not realize all of the potential revenues from any awarded contracts.

Inability to perform our obligations under Engineer, Procure and Construct (“EPC”) contracts may lead to higher costs, which would adversely affect our business.

EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. The portion of revenue generated from EPC contracts for 2011, 2010 and 2009 was 6%, 5% and 4%, respectively. The portion of gross profit generated from EPC contracts for 2011, 2010 and 2009 was 9%, 4% and 9%, respectively. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at certain standards of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have an adverse effect on our financial condition, results of operations and cash flows.

We require subcontractors to assist us in providing certain services, and we may be unable to retain the necessary subcontractors to complete certain projects resulting in an adverse affect in our business.

We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We are not dependent on any single subcontractor. However, general market conditions may limit the availability of subcontractors to perform portions of our contracts causing delays and increases in our costs, which could have an adverse effect on our financial condition, results of operations and cash flows.

Backlog may not be realized or may not result in revenues or profits.

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, less the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our time-and-equipment, time-and-materials and cost-plus contracts, we do not include projected revenue in the calculation of backlog, regardless of the duration of the contract, unless we know the total contract value. In addition, we work with some of our customers under master service agreements (“MSAs”). We do not include any projected revenue from MSAs in our calculation of backlog; however, we do include backlog for projects awarded with known scope and revenue.

Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our financial condition, results of operations and cash flows.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits, which may result in an adverse affect on our financial condition and results of operations.

We recognize revenue using the percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The earnings or losses recognized on individual contracts are based on estimates of total contract revenues, total costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability.

Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our financial condition, results of operations and cash flows, especially when comparing the results of several periods.

Our financial results are based upon estimates and assumptions that may differ from actual results and such differences between the estimates and actual results may have an adverse affect on our financial condition, results of operations and cash flows.

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used by management in determining the reported revenues and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. Actual results for estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition, results of operations and cash flows.

The timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability, which could adversely affect our business.

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2011, 2010 and 2009 was 73%, 76% and 54%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if the significant projects have not been replaced in the current period.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have an adverse effect on our business and results of operations.

As part of our growth strategy, we intend to acquire companies that expand, complement or diversify our business.  Acquisitions may expose us to operational challenges and risks, including, among others:

•                  The diversion of management’s attention from the day-to-day operations of the combined company;

•                  Managing a significantly larger company than before completion of an acquisition;

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

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. As of December 31, 2011, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants may emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business, financial condition, results of operations and cash flows.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is highly dependent on tax credits, the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state-specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources.  These standards have initiated significant growth in the renewable energy industry and a potential demand for renewable energy infrastructure construction services. Since renewable energy is generally more expensive to produce, elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2011 and 2010, revenue attributable to our services outside of the United States was approximately 0.8% and 2.3% of our total revenue, respectively. While much of this revenue is derived from the operations of our Canadian subsidiary, Born Heaters, ULC, actual construction operations have occurred in the several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

As part of the JCG acquisition in 2009 and the Rockford acquisition in 2010, we issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration.  In 2011, the Board of Directors determined that independent director compensation would include issuance of stock from the 2008 Long-term Incentive Equity Plan at a discount to the average market price of a previous month.  In addition, the Compensation Committee of the Board of Directors approved issuance of common shares of stock from the 2008 Long-term Incentive Equity Plan at a discount to the average market price for the previous month to management level employees as part of a long-term incentive plan.  In 2011, 1,699,532 total shares were issued for earn-out, director compensation and management incentive plans, resulting in a dilution of 3.4%.  The continuation of the director compensation plan and the management long-term incentive plan will further dilute our current stockholders.  In addition, any common stock issued as part of future acquisitions would dilute our current stockholders.

If we do not meet listing requirements, the NASDAQ Global Market may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Some of our director-officers and officers are significant stockholders, which may make it possible for them to have significant influence over the outcome of matters submitted to our stockholders for approval and their interests may differ from the interests of our other stockholders.

As of December 31, 2011, four of our director-officers beneficially owned an aggregate in excess of 35% of the outstanding shares of our common stock. On his own, Brian Pratt beneficially owned and had the power to vote approximately 31.6% of the outstanding shares of our common stock at December 31, 2011. These stockholders may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East Construction Services segment of our business has regional offices located in Baton Rouge, Louisiana, in Conroe and Pasadena, Texas, Birmingham, Alabama and in Sarasota and Fort Lauderdale, Florida. The West Construction Services segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon and in Toledo, Washington.   The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2021.  The aggregate lease payments made for our facilities in 2011 were $4.5 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities, employees and certain construction and transportation equipment from Stockdale Investment Group, Inc. (“SIGI”).  All of these leases were entered into on similar terms as negotiated with an independent third party. Brian Pratt, one of our largest stockholders and our Chief Executive Officer, President and Chairman of the Board of Directors, holds a majority interest in SIGI and is the chairman and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2011, 2010 and 2009, we spent approximately $29.1 million, $23.6 million and $9.3 million, respectively, in cash for property and equipment. Additionally, we acquired property and equipment through the use of capital leases of approximately $5.3 million in 2011, zero in 2010 and $4.7 million in 2009.  We estimate that our capital equipment includes the following:

•      Heavy construction and specialized equipment—772 units; and

•      Transportation equipment—1,454 units.

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

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2011 and 2010:

	2011	2010	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$18,987	$14,415	30 years
Leasehold improvements	5,597	3,539	Lease life
Office equipment	1,203	1,006	3 - 5 years
Construction equipment	158,978	148,125	3 - 7 years
Transportation equipment	28,475	16,844	3 - 18 years
	213,240	183,929
Less: accumulated depreciation and amortization	(83,591)	(60,762)
Net property, plant and equipment	$129,649	$123,167

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 31, 2008, our common stock began trading on the NASDAQ Global Market under the symbol “PRIM”. Previously, our common stock traded on the OTC Bulletin Board under the ticker symbol “RPSD”.

We had outstanding 51,059,132 shares of common stock and 253 stockholders of record as of December 31, 2011. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2011 and 2010.

	Market price per Share
	High	Low
Year ended December 31, 2011
First quarter	$10.14	$8.18
Second quarter	$13.34	$10.22
Third quarter	$14.19	$9.66
Fourth quarter	$15.26	$10.20

Year ended December 31, 2010
First quarter	$8.72	$7.40
Second quarter	$8.37	$5.95
Third quarter	$7.40	$5.65
Fourth quarter	$9.54	$6.77

Prior to their expiration on October 2, 2010, the Company Warrants and Units were traded under the NASDAQ Global Market under the symbols “PRIMW” and “PRIMU”, respectively.

Dividend Policy

The following table shows cash dividends to our common stockholders declared by the Company during the three years ended December 31, 2011:

Declaration Date	Payable Date	Record Date	Type
March 16, 2009	April 15, 2009	March 31, 2009	$0.025 per share
May 19, 2009	July 15, 2009	June 30, 2009	$0.025 per share
August 7, 2009	October 15, 2009	September 30, 2009	$0.025 per share
November 11, 2009	January 15, 2010	December 31, 2009	$0.025 per share

March 4, 2010	April 15, 2010	March 31, 2010	$0.025 per share
May 11, 2010	July 15, 2010	June 30, 2010	$0.025 per share
August 6, 2010	October 15, 2010	September 30, 2010	$0.025 per share
November 5, 2010	January 15, 2011	December 31, 2010	$0.025 per share

March 3, 2011	April 15, 2011	March 31, 2011	$0.025 per share
May 6, 2011	July 15, 2011	June 30, 2011	$0.025 per share
August 4, 2011	October 14, 2011	September 30, 2011	$0.03 per share
November 3, 2011	January 16, 2012	December 31, 2011	$0.03 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In March 2011, our employees purchased 94,966 shares of stock as part of a management incentive compensation program.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock on August 2, 2011.  The issuance of the employee shares and the director shares were under the terms of the 2008 Primoris Long-term Incentive Equity Plan (“2008 Equity Plan”).

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	1,410,209
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,410,209

These securities represent shares of common stock available for issuance under our 2008 Equity Plan.  The material features of our 2008 Equity Plan are described in Notes 2 and 23 to our consolidated financial statements for the year ended December 31, 2011 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

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

Unregistered Sales of Securities during 2011

We completed the November 2010 acquisition of Rockford for which a portion of the consideration consisted of unregistered securities of the Company, including providing for contingent earnout consideration to the sellers if Rockford achieved certain financial performance targets.  The consideration included the potential issuance of unregistered Company common stock.  A total of 494,095 shares of common stock were issued to the sellers in the first quarter 2011 as a result of meeting the 2010 target. The purchase agreement provided for additional performance targets for 2011 and 2012.  The Company determined that the 2011 target has been met, which provides for a cash payment and a stock payout.  The stock component of the earnout was based on the Company’s average closing stock price (as defined in the purchase agreement) during December 31, 2011 of $14.83 per share and is anticipated to result in 232,637 shares being issued and the cash component paid in March 2012.  The 2012 contingent earnout consideration will be paid in cash if the target is met.

A total of 1,095,646 shares of the Company’s common stock was issued to JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target for 2010.  The number of shares was calculated in accordance with the purchase agreement.  There are no further contingent considerations for the JCG acquisition.

All securities listed on the following table are issued shares of our common stock. Contingent consideration not yet issued is not included in the table. We relied on Section 4(2) of the Securities Act, as the basis for exemption from registration. For all issuances, the shares were issued to “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration
March 1 through December 31, 2011	1,589,741 common shares	Stockholders of acquired companies	Achievement of financial targets as contingent consideration in sale of acquired companies

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of the Company’s common stock during the period from August 6, 2008, the first day of trading in the Company’s common stock, and in each quarter up to December 31, 2011. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of August 6, 2008, the first day of trading after the July 31, 2008 Merger.  All dividends were reinvested in additional shares of common stock, although the comparable companies did not pay dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF AUGUST 6, 2008 THROUGH DECEMBER 31, 2011

CUMULATIVE TOTAL RETURN

Among Primoris Services Corporation (“PRIM”), the S&P 500 and the Peer Group

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$1,460,150	$941,765	$467,010	$597,822	$542,624
Cost of revenues	1,274,947	818,976	391,435	527,380	482,556
Gross profit	185,203	122,789	75,575	70,442	60,068
Selling, general and administrative expense	86,204	64,985	34,781	30,544	28,580
Merger related stock expense	—	—	390	4,050	—
Operating income	98,999	57,804	40,404	35,848	31,488
Other income (expense)	(2,266)	(2,129)	7,707	6,380	(1,856)
Income from continuing operations, before income taxes	96,733	55,675	48,111	42,228	29,632
Income tax provision	(38,174)	(22,059)	(18,350)	(4,926)	(895)
Income from continuing operations	$58,559	$33,616	$29,761	$37,302	$28,737

Income (loss) from discontinued operations, net of tax—(1)	—	—	(3,849)	(869)	(1,603)
Net income (loss)	$58,559	$33,616	$25,912	$36,433	$27,134

Dividends per common share	$0.11	$0.10	$0.10	$0.05	—

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.15	$0.79	$0.93	$1.42	$1.23
Income (loss) from discontinued operations —(1)	$—	$—	$(0.12)	$(0.03)	$(0.07)
Net income	$1.15	$0.79	$0.81	$1.39	$1.16

Diluted:
Income from continuing operations	$1.14	$0.72	$0.86	$1.32	$1.23
Income (loss) from discontinued operations —(1)	$—	$—	$(0.11)	$(0.03)	$(0.07)
Net income	$1.14	$0.72	$0.75	$1.29	$1.16

Weighted average common shares outstanding:
Basic	50,707	42,694	31,937	26,258	23,458
Diluted	51,153	46,878	34,418	28,156	23,458

Pro Forma Data - 2007 to 2008 (unaudited)—(2)
Income from continuing operations, before income taxes, as reported				$42,228	$29,632
Pro forma provision for income taxes				(16,797)	(11,794)
Pro forma income from continuing operations				$25,431	$17,838
Pro forma income (loss) from discontinued operations — (1)				(592)	(993)
Pro forma net income				$24,839	$16,845
Pro Forma Earnings (loss) per share (unaudited):
Basic:
Income from continuing operations				$0.97	$0.76
Income (loss) from discontinued operations — (1)				$(0.02)	$(0.04)
Net income				$0.95	$0.72

Diluted:
Income from continuing operations				$0.90	$0.76
Income (loss) from discontinued operations — (1)				$(0.02)	$(0.04)
Net income				$0.88	$0.72

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$120,306	$115,437	$90,004	$72,848	$62,628
Short term investments	$23,000	$26,000	$30,058	$15,036	$—
Accounts receivable, net	$187,378	$208,145	$108,492	$90,622	$112,468
Total assets	$728,413	$704,216	$476,027	$252,212	$220,973
Total current liabilities	$345,019	$381,587	$242,192	$168,392	$150,123
Long-term debt/capital leases, net of current portion	$67,233	$73,160	$77,955	$26,965	$22,641
Stockholders’ equity	$274,932	$208,231	$143,959	$55,430	$46,923

(1)           During December 2009, a plan was put in place to sell the stock ownership of the Company in Ecuador and to discontinue all operations in Ecuador.    The results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented.

(2)          Prior to the merger with Rhapsody in July 2008, Former Primoris was taxed as an S-Corporation for purposes of federal and state income taxes. As a result of the merger, the S-Corporation status terminated and the combined entity has been taxed as a C-Corporation under federal and state tax laws. The pro forma data reflects the impact of combined federal and state income taxes as if both Former Primoris and we had been taxed as a C-Corporation during those periods using an effective tax rate of 39.8%.

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

Primoris is a holding company of various subsidiaries, which form one of the largest publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. With our acquisitions of JCG in December 2009 and Rockford in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.

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

On December 18, 2009, the Company completed the acquisition of JCG.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a privately held company and has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

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

Rockford’s business adds to the Company’s major underground project bidding and performance capabilities on a nationwide basis. Rockford also adds to our California underground capacity and provides a northwest United States location to expand the Company’s geographic presence.

The Company segregates the business into three operating segments:  the East Construction Services segment, the West Construction Services segment and the Engineering segment.

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

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB Inc., ARB Structures, Inc. and Stellaris, LLC and effective November 1, 2010, the results of the acquisition of Rockford.

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

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy, and oil and gas industries, as well as on municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts in any particular period.

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term. However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

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

Results of operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Statement of Operations Data:
Revenues	$1,460,150	100.0%	$941,765	100.0%	$467,010	100.0%
Gross profit	185,203	12.7%	122,789	13.0%	75,575	16.2%
Selling, general and administrative expense	86,204	5.9%	64,985	6.9%	34,781	7.4%
Merger related stock expense	—	—	—	—	390	0.1%
Operating income	98,999	6.8%	57,804	6.1%	40,404	8.7%
Other income (expense)	(2,266)	(0.2)%	(2,129)	(0.2)%	7,707	1.7%
Income before income taxes	96,733	6.6%	55,675	5.9%	48,111	10.3%
Provision for income taxes	(38,174)	(2.6)%	(22,059)	(2.3)%	(18,350)	(3.9)%
Income from continuing operations	58,559	4.0%	33,616	3.6%	29,761	6.4%
Loss on discontinued operations	—	—	—	—	(3,849)	(0.9)%
Net income	$58,559	4.0%	$33,616	3.6%	$25,912	5.5%

2011 and 2010

Revenue increased by $518.4 million, or 55.0%, in 2011 compared to 2010 with acquisitive and organic growth.  Revenues at Rockford, acquired in November 2010, increased by $267.8 million, or 314%, from 2010, mainly from the Ruby project for the construction of a natural gas pipeline from Wyoming to Oregon.  The project was substantially completed at the end of September 2011.  Organically, revenues at the West Construction segment increased by $211.7 million, or 66.8%, revenues at the East Construction segment increased by $48.2 million, or 10%, and revenues decreased at the Engineering segment by $9.3 million, or 15.8%, all compared to 2010.  In 2011, the East Construction services segment represented 36.2% of total revenues, the West Construction segment represented 60.4% of total revenues and the Engineering segment represented 3.4% of total revenues.  In 2010, the East Construction services segment represented 51.0% of total revenues, the West Construction segment represented 42.7% of total revenues and the Engineering segment represented 6.3% of total revenues

Gross profit increased by $62.4 million, or 50.8%, in 2011 compared with 2010.  Rockford gross profit increased by $37.0 million, or 378%, gross profit at the West Construction services segment, excluding Rockford, increased by $19.5 million, or 37.4%, gross profit at the East Construction services increased by $8.3 million, or 17.0%, and gross profit at the engineering segment decreased by $2.4 million, or 20.0%, all compared to 2010.  In 2011, the East Construction services gross profit represented 30.8% of total gross profit, the West Construction services gross profit represented 64.0% of the gross profit, and the Engineering segment represented 5.2% of gross profit.   In 2010, the East Construction services gross profit represented 39.7% of total gross profit, the West Construction services gross profit represented 50.4% of the gross profit, and the Engineering segment represented 9.9% of gross profit.

Gross profit as a percentage of revenues declined from 13.0% to 12.7% comparing 2011 to 2010.  In 2011, the margin percentage for the East Construction services segment increased to 10.8% from 10.1% in 2010, the margin percentage for the West Construction services segment declined from 15.4% in 2010 to 13.4%, and the margin percentage for the engineering segment declined from 20.6% in 2010 to 19.5%.

2010 and 2009

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

Geographic areas — financial information

Revenue by geographic area for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011		2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$1,447,653	99.2%	$920,051	97.7%	$445,979	95.5%
Non-United States	12,287	0.8%	21,714	2.3%	21,031	4.5%
Total revenue	$1,460,150	100.0%	$941,765	100.0%	$467,010	100.0%

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.  Much of that work was done in the Far East and Australia.

Segment Results

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the years ending December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$528,745		$480,533		$69,015
Gross profit	$57,118	10.8%	$48,770	10.1%	$6,544	9.5%

2011 and 2010

East Construction Services segment revenue in 2011 increased by $48.2 million, or 10.0% from 2010.  The revenue increases occurred primarily in the JCG heavy civil group where revenue increased by $75.5 million from continued work on large highway construction projects for state agencies in Louisiana and Texas compared to 2010. This increase was offset by a reduction of $18.6 million in the JCG Industrial group attributable to temporary slowdowns in construction activity within the petrochemical sector along the Gulf Coast.

Gross profit increased by $8.3 million or 17.0% in 2011 compared to 2010.  The increase resulted from increased gross profit contributed by the JCG heavy civil group of $9.7 million primarily resulting from improved efficiency on a large causeway project in South Louisiana.

2010 and 2009

East Construction Services segment revenue increased in 2010 by $411.5 million compared to 2009, as a result of the December 2009 acquisition of JCG, which contributed 2010 revenues of $429.4 million. Excluding the impact of the JCG acquisition, revenue for the segment was lower than the prior year by $17.9 million caused primarily by a reduction in revenues on Florida water and wastewater projects.

Gross profit increased by $42.2 million in 2010 compared to 2009.  The increase resulted from increased gross profit contributed by the December 2009 acquisition of JCG of $45.5 million in 2010 compared to 2009.  This increase was partially offset by decreases in gross profit of $2.2 million, primarily in water and wastewater projects.  The JCG gross profit amount included intangible amortization expense of $2.1 million.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the years ending December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$881,733		$402,273		$340,222
Gross profit	$118,385	13.4%	$61,897	15.4%	$62,927	18.5%

2011 and 2010

West Construction Services segment revenues increased by $479.5 million, or 119.2% for 2011 compared to 2010 primarily due to the $267.8 million revenue increase contributed by the November 2010 Rockford acquisition.  Additionally, revenues increased in 2011 by $122.0 million from California pipeline projects, $28.7 million from cable and conduit projects, and $59.5 million from industrial power plant projects.

Gross profit for the West Construction Services increased by $56.5 million, or 91.3%, for 2011 compared to 2010.  Rockford contributed increased gross profit of $37.0 million, pipeline projects increased by $12.1 million, cable and conduit work increased by $0.8 million and parking structures increased by $4.4 million.  These increases were partially offset by a decreasing profit in the California Industrial group of $2.4 million.  In the initial phases of major construction projects, gross margins tend to be lower since we recognize a contingency in each phase of the project.  In the second quarter of 2011, we determined that because of delays associated with the engineering of a power plant construction project, we would increase contingency amounts; thereby, reducing the margins and margin percentage for the project.  The issues were not fully resolved at the end of 2011 and the margin for the segment and the gross profit percentage were adversely affected.

Gross profit as a percent of revenues decreased to 13.4% in 2011 compared to 15.4% in 2010 primarily as a result of increased master service agreements (“MSAs”) and cost plus work, primarily remediation projects in California which reflect less risk, but with a lower profit contribution.  Additionally, decreased margins in 2011 were impacted by the completion of higher margin projects during 2010.

2010 and 2009

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

Gross profit for the West Construction Services decreased by $1.0 million, or 1.6%, for 2010 compared to 2009.   Rockford contributed gross profit of $9.8 million.  This amount was offset by an  $11.7 million decrease in other construction work, including decreases of $5.5 million on oil and gas pipeline projects, $1.7 million in underground cable and conduit projects, $2.7 million on water and sewer projects in California and $1.2 million in horizontal directional drilling projects.  These reductions were a result of the general slowdown in business primarily in California.

Gross profit as a percent of revenues decreased to 15.4% in 2010 compared to 18.5% in 2009 primarily as a result of lower utilization of equipment and manpower, especially in the first half of 2010.

Engineering Segment

Revenue and gross profit for the Engineering segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$49,672		$58,959		$57,773
Gross profit	$9,700	19.5%	$12,122	20.6%	$6,104	10.6%

2011 and 2010

Engineering segment revenue in 2011 decreased by $9.3 million, or 15.8%, compared to 2010, due to a lower international order activity in our Canadian operation.

Gross profit for the Engineering segment for 2011 decreased to $9.7 million from $12.1 million for the same period in 2010, a decrease of $2.4 million, primarily due to the lower revenue volume, with gross profit as a percent of revenues slightly lower than in 2010 at 19.5%.

2010 and 2009

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $21.2 million, or 32.7%, for 2011 compared to 2010.  The total was the result of an $18.6 million increase in the West Construction Services segment , an increase of $1.9 million in the East Construction Services segment, an increase of $0.4 million in the Engineering segment, and an increase of $0.3 million in Primoris corporate expenses.

The total change consists of the following elements:

•                  SG&A expenses of the November 2010 acquisition of Rockford resulting in an increase of $7.4 million

•                  Increased SG&A expenses due from the acquisition of All Day Electric of $1.1 million

•                  In November 2011, Rockford withdrew from the Central States pension plan and recognized a non-routine charge of $5.0 million for the withdrawal liability

•                  In 2011, we accounted for gain on sales of equipment in cost of revenues, while in 2010 we recorded this in SG&A, resulting in an impact of $1.2 million

•                  An increase of $6.5 million, which includes an increase of approximately $4.0 million in compensation and compensation related expenses.

SG&A expenses as a percentage of revenue decreased to 5.9% for 2011 from 6.9% for 2010, and decreased to 6.9% for 2010 from 7.4% for 2009.  This decrease as a percentage of revenues was primarily due to the increase in revenues over the two years, which allowed better absorption of the relatively fixed expenses and certain one-time expenses.

Merger related stock expense

As part of the merger of Rhapsody and Former Primoris in July 2008, we issued shares of common stock to two foreign managers during 2008 and 2009. We recognized $0.4 million of non-cash expenses and recorded an increase to additional paid-in capital for $0.4 million in 2009 for 52,668 shares issued to the foreign managers in accordance with Primoris attaining its financial performance targets.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income from non-consolidated investments	$4,018	$4,630	$8,753
Foreign exchange gain (loss)	(96)	250	293
Other income (expense)	(1,088)	(1,429)	—
Interest income	331	616	640
Interest expense	(5,431)	(6,196)	(1,979)
Total other income (expense)	$(2,266)	$(2,129)	$7,707

The income from  non-consolidated joint ventures for 2011 included a profit of  $9.4 million from the St.-Bernard Levee Partners joint venture and a profit of $0.1 million from the OMPP joint venture.  These earnings were offset by losses of $5.5 million for the WesPac Energy joint venture, including the impact for the non-reimbursed project costs for the termination of development projects and reserves for assets not recoverable and an adjustment of $1.7 million to recognize an other than temporary decrease in the value of the Company’s basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.

Income from non-consolidated joint ventures for 2010 included $5.4 million from the St.-Bernard Levee Partners joint venture, offset by the write-off of $0.5 million for the All Day Electric joint venture and a $0.2 million expense for the WesPac Energy joint venture, a developer of pipeline and terminal projects in which the Company acquired a 50% interest in July 2010.  The Company acquired a 50% membership interest in the WesPac Energy joint venture in July 2010 for cash of $18.1 million

Equity income (loss) from non-consolidated investments for 2009 consisted of $8.7 million income from the Otay Mesa Power Partners (“OMPP”) joint venture, a power plant construction project near San Diego, California, which was in the final stages of completion at the end of 2009, and minor income of our other investments in joint ventures.

Foreign exchange gain for 2011, 2010 and 2009 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense of $1.1 million in 2011 and $1.4 million in 2010 represents the change in the estimated fair value of the contingent earnout liabilities for Rockford in 2011 and 2012 and JCG in 2010.  During 2010, JCG met the financial target and the remaining adjustment to the fair value of the liability at the time of meeting the target in September 2010 was expensed to SG&A.  Rockford met both the 2010 and the 2011 earn-out targets and the adjustment to the fair value of the liability at the time of meeting the target was expensed to SG&A in the applicable year.

Interest income decreased in 2011 compared to both 2010 and 2009 as a result of declining interest rates and our decision to invest our excess cash balances primarily in certificate of deposits (“CD’s”) purchased through the CDARS (Certificate of Deposit Account Registry Service) and in short term U.S. Treasury bills with various financials institutions that are backed by the federal government FDIC program. The decrease was partially offset by higher average cash balances in the 2011 period.

Interest expense in 2011 decreased by $0.8 million compared to 2010 and increased by $4.2 million for 2010 compared to 2009.  The $0.8 million decrease in 2011 was due to lower levels of subordinated debt and decreases in interest rates on equipment debt due to re-financing. The $4.2 million increase in 2010 was due to an increase of $2.5 million for interest paid on the subordinated debt from the JCG and Rockford acquisitions, an increase of $0.7 million as a result of increased financing of equipment that were part of the JCG and Rockford acquisitions, and $1.0 million in interest on federal income taxes.

The weighted average interest rate on total debt outstanding at December 31, 2011, 2010 and 2009 was 5.6%, 5.2% and 5.3%, respectively.

Provision for income taxes

Our provision for income tax increased $16.1 million to $38.2 million for 2011 compared to 2010 as a result of increased profits, including the increased contribution from the November 2010 acquisition of Rockford.  The tax rate decreased slightly for 2011 to 39.5% compared to 39.6% for 2010.  The 2010 tax rate increased over the 2009 rate of 38.1% as a result of reflecting a full year of results for our mix of revenues and profits in the various tax jurisdictions throughout the USA and Canada as a result of the JCG acquisition in December 2009.  We recorded a tax charge of $0.4 million in 2010 in order to adjust the prior year accrual to the actual  tax returns filed and recorded a one-time tax charge of $0.5 million for unrecognized tax benefits.

Discontinued Operations

During December of 2009, the Company discontinued all operations in Ecuador and a plan was put in place to sell the stock ownership of the Ecuador company.  The results of operations and cash flows for the operation were reflected as discontinued operations in 2009.  Previously, the Ecuador operations were included in the Company’s West Construction Services segment.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer agreed to acquire the business for $0.7 million, which was comprised of $0.4 million in Primoris stock owned by the buyer and an interest free $0.3 million note payable, due on February 19, 2011.  Subsequently, the due date of the note was extended until July 19, 2012.  The note is secured by the buyer’s pledge of 34,635 shares of Primoris common stock.  The buyer also agreed to provide an indemnification to the Company for any remaining liabilities.  The sale was completed in March 2010.  The $0.4 million in Primoris common stock was cancelled when received by the Company during the second quarter 2010.  The sale of the Ecuador business had no material impact to the Company.  At both December 31, 2011 and 2010, the balance sheet reflected a net liability of $0.7 million for potential remaining liabilities under this agreement.

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

Income taxes—We account for income taxes under the asset and liability method as set forth in ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income tax assets may be reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption the tax authority has fully knowledge of all relevant facts regarding the position.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority.  For tax position not meeting the more likely than not test, no tax benefit is recorded.

Goodwill—Goodwill is assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill for impairment. Since judgment is involved in performing fair value measurements used in goodwill impairment analyses, there is risk that the carrying values of our goodwill may not be properly stated.

We account for goodwill, including evaluation of any goodwill impairment using the two-step impairment test, under ASC Topic 350 “Intangibles - Goodwill and Other”.  Under this guidance, the company tests for goodwill impairment on October 1 each year.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

In December 2010, the FASB issued ASU 2011-08 Intangibles - Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”).  ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  The Company will adopt this standard effective January 1, 2012, and it is not expected to have a material impact on the Company’s consolidated financial statements.

Disruptions to our business, such as end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units and the divestiture of a significant component of a reporting unit may result in our having to perform a goodwill impairment first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in any periods in the future.

Long-Lived Assets—Assets held and used by the Company, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an undiscounted operation cash flow analysis to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

Reserve for uninsured risks—Estimates are inherent in the assessment of our exposure to uninsured risks. Significant judgments by us and where possible, third-party experts are needed in determining probable and/or reasonably estimable amounts that should be recorded or disclosed in the financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which we determine we need to record a change.

We self-insure worker’s compensation claims up to $150,000 per claim.  We maintained a self-insurance reserve totaling approximately $13.8 million at December 31, 2011 and approximately $12.7 million at December 31, 2010. Claims administration expenses were charged to current operations as incurred. Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  In addition to cash flow from operations, we have availability under our lines of credit to augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At December 31, 2011, we had cash and investments of $143.3 million, consisting of cash of $120.3 million, and $23.0 million in short-term investments.  We currently have the following credit facilities:

•              a $20 million credit facility which expires on October 26, 2014, under which we can issue letters of credit for up to $15 million.  At December 31, 2011, we have issued letters of credit of $4.0 million on this facility, resulting in $16.0 million in available borrowing capacity;

•              a credit facility of $15 million, with the full borrowing amount available at December 31, 2011, which expires on October 25, 2012; and

•              a $10 million (Canadian dollars) facility for commercial letters of credit in Canada and has an annual renewal, currently with an expiration date of December 31, 2012.  At December 31, 2011, $4.0 million in Canadian dollars of letters of credit were outstanding, with $6.0 million available under this credit facility for additional letters of credit.

In 2010, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit. At December 31, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $3.8 million, and is included as part of customer retention deposits and restricted cash on the balance sheet.

During the past several years, global market and economic conditions have been volatile and have had an adverse impact on financial markets in general. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability.  We currently see some improvements in the credit markets, however, the extent to which these conditions may improve is not clear. At this time, the credit markets have not adversely affected the Company’s cost and availability of funding, and we do not expect it to be materially impacted in the near future.

We have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our cash, cash equivalents and funds under our credit facility will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash flows during the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided (used) by operating activities	$40,147	$81,848	$28,082
Net cash provided (used) in investing activities	(22,609)	(54,177)	5,412
Net cash used in financing activities	(12,669)	(1,364)	(14,499)
Net cash used in discontinued operations	—	(874)	(1,839)
Net change in cash	$4,869	$25,433	$17,156

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$98,999	$57,804	$40,404
Depreciation and amortization	33,803	24,484	8,663
Loss (gain) on sale of property and equipment	335	(1,359)	(3,217)
Merger related stock expense	—	—	390
Distributions received from joint venture	10,136	9,491	3,400
Goodwill/intangible impairment	—	1,732	—
Net deferred taxes	7,453	(1,091)	1,179
Changes in assets and liabilities	(66,121)	19,605	(3,341)
Foreign exchange gain (loss)	(96)	250	293
Interest income	331	616	640
Interest expense	(5,431)	(6,196)	(1,979)
Other expenses	(1,088)	(1,429)	—
Provision for income taxes	(38,174)	(22,059)	(18,350)
Net cash provided by operating activities	$40,147	$81,848	$28,082

Cash flow provided by operating activities for 2011 of $40.1 million decreased by $41.7 million compared to 2010.  This was due primarily to a significant change in assets and liabilities during 2011 for a use of cash of $66.1 million compared to a source of cash of $19.6 million in 2010.  This was offset by a significant increase in operating income of $41.2 million and an increase in depreciation and amortization of $9.3 million as a result of a full year of the impact from the Rockford acquisition.  Additional changes in operating cash flow included an increase of $0.6 million in joint ventures distributions, a decrease (to zero) of $1.7 in goodwill/intangible impairment, a decrease in interest expense of $0.8 million, a decrease in other expenses of $0.3 million, and an increase in taxes of $16.1 million. The increase in taxes is due to an increase in income before tax in 2011, compared to 2010.  Net deferred taxes increased by $8.5 million.

The significant changes in the components of the $66.1 million change in assets and liabilities for 2011 are summarized as follows:

•      a $20.8 million decrease in accounts receivable. At December 31, 2011, accounts receivable of $187.4 million represented 25.7% of total assets compared to 29.6% in the prior year.  Included in the prior year December 31, 2010 total was $52.3 million from a Rockford customer (Ruby project), with no outstanding balance at December 31, 2011 as a result of project completion.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•      a $17.2 million increase in accounts payable.  Accounts payable at December 31, 2011 were $106.7 million, which represented 23.5% of total liabilities compared to 18.0% in 2010;

•      costs and estimated earnings in excess of billings increased by $24.6 million;

•      billings in excess of costs and estimated earnings of $137.7 million decreased by $67.5 million.  Included in the prior year December 31, 2010 total was $65.2 million from Rockford’s Ruby project;

•      inventory, prepaid expenses and other current assets increased by $6.6 million;

•      customer retention deposits and restricted cash increased by $19.0 million;

•      other long-term liabilities increased by $6.7 million;

•      contingent consideration liabilities increased by $2.9 million; and

•      accrued expenses and other current liabilities increased by $4.0 million.

For 2010, the changes in assets and liabilities increased operating cash flow by $19.6 million. The components of this change are included in the consolidated statements of cash flow for 2010. The significant changes include a $42.1 million increase in accounts receivable, a $12.4 million increase in accounts payable, an increase in accrued liabilities of $5.4 million and an increase in other long term liabilities of $4.1 million. In addition, billings in excess of costs and estimated earnings increased by $55.8 million while costs and estimated earnings in excess of billings increased by $3.8 million, inventory and prepaid expenses increased by $6.8 million and customer retention deposits and restricted cash increased by $5.7 million.

The increase in accounts receivable in 2010 related primarily to the November 2010 acquisition of Rockford.  The increase in billings in excess of costs and estimated earnings was also principally due to the Rockford acquisition.

As of December 31, 2010, accounts receivable represented 29.6% of total assets versus 22.8% in 2009, reflecting the impact of the November 2010 Rockford acquisition. Accounts payable represented 18.0% of the total liability as opposed to 18.8% in 2009.

Investing activities

	2011	2010	2009
	(Thousands)	(Thousands)	(Thousands)
Capital expenditures — cash	$29,052	$23,640	$9,314
Capital expenditures — financed	5,312	—	4,723
Total capital expenditures	$34,364	$23,640	$14,037

We purchased property and equipment for $34.4 million, $23.6 million and $14.0 million in the years ended December 31, 2011, 2010 and 2009, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

For 2011 purchases, we paid $29.1 million in cash, and we financed $5.3 million.  Included in the 2011 purchases is approximately $2.6 million for the purchase of land in California, Texas and Louisiana and $3.2 million of improvements to the equipment yard in Carson, California and our office in Dallas, Texas. The remaining $28.6 million purchases in 2011 include equipment for $22.8 million and rolling stock for $5.8 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.4 million and $3.0 million for 2011 and 2010, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased to a small amount.

As part of our cash management program, we invested $36.0 million and $44.0 million in 2011 and 2010, respectively, in short term investments, and sold $39.0 million and $48.0 million in 2011 and 2010, respectively.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

We used $35.0 million in cash for the Rockford acquisition on November 12, 2010.  The acquisition added $19.6 million to our cash balance.  In July 2010, we acquired a 50% membership interest in WesPac Energy LLC for $18.1 million, and we used $4.1 million for a smaller acquisition in October 2010.

Financing activities

Financing activities required the net use of $12.7 million cash in 2011. Significant transactions impacting cash flows from financing activities included:

•      $44.0 million proceeds from the issuance of long-term debt;

•      $22.3 million in repayment of long-term debt;

•      $6.3 million in repayment of long-term capital leases;

•       $20.7 million repayment of subordinated debt;

•      $5.3 million for payment of dividends; and

•      $2.0 million cash paid, in lieu of issuing stock, for the liquidation of the unit purchase option in June 2011.

Capital Requirements

In order to meet the needs of our continued growth of business, we intend to spend approximately $30 million during 2012, primarily on purchases of construction equipment.  The source of the funds for this requirement will consist of cash and secured long-term borrowing.

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,059,132 and 49,359,600 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011, there were 253 holders of record of our common stock.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock on August 2, 2011.

In March 2011, 94,966 shares of stock were purchased by our senior managers and executives under the Primoris Long-term Retention Plan.

As of December 31, 2011, there were 1,410,209 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan. As of December 31, 2011, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock.

Contingent shares of common stock

Former Primoris Contingent Shares

The Company achieved specified financial milestones for both 2008 and 2009 per the merger agreement between Rhapsody and Former Primoris.  In March 2009 a total of 2,500,025 shares of Company stock were issued and 2,499,975 shares were issued in March 2010.  The amounts included 52,668 shares issued to two foreign managers in each of the two years and the Company recognized a charge of $0.4 million in both 2009 and 2008, for the earnout shares the two foreign managers received.

JCG Contingent Shares

A total of 1,095,646 shares were issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

Cravens Contingent Shares

A total of 74,906 shares of common stock were issued in March 2010 for attainment of certain financial targets per the merger agreement between Cravens and the Company.  The seller and the Company entered into an agreement during 2010 terminating all future earnout contingencies.

Rockford Contingent Shares

A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provided for additional performance targets for 2011 and 2012.  The Company determined that the 2011 earnout target was achieved and recorded the full value of the $6.9 million liability.  In March 2012, the liability is anticipated to be settled by issuing 232,637 shares of common stock to the sellers and making a cash payment.  The stock component of the earnout was based on the Company’s average closing stock price during the month of December 31, 2011 of $14.83 per share.  The 2012 contingent earnout will be paid in cash if the target is met.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into 8,185,278 shares of common stock.  There are no shares of Preferred Stock outstanding at December 31, 2011.

Credit Agreements.

For a description of our credit agreements and subordinated notes payable, see Note 13 — “Credit Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Related Party Transactions

We have entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, also holds a majority interest in SIGI and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

We lease properties located in Bakersfield, Pittsburg and San Dimas, California and in Pasadena, Texas from SIGI.  During the years ended December 31, 2011, 2010 and 2009, we paid $0.9 million, $0.9 million and $0.8 million, respectively, in lease payments to SIGI for the use of these properties.

Prior to March 31, 2009, the Company leased an airplane from SIGI for business use. During the year ended December 31, 2009, the Company paid $0.07 million in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31 2009, when SIGI sold the airplane.

In 2010, the Company entered into a $6.1 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. This transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was completed in November 2011 and the Company recognized revenues of $5.7 million in 2011.

We lease a property from Roger Newnham, one of our stockholders and a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada.  During the years ended December 31, 2011, 2010 and 2009, we paid $0.28 million, $0.25 million and $0.28 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the year ended December 31, 2011, Primoris paid $0.09 million in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

We own several non-consolidated investments and have recognized revenues on work performed for those joint ventures.  For the OMPP joint venture, the Company recognized no revenues in 2011, revenues of $.08 million were recognized in 2010 and $16.6 million were recognized in 2009.  For the St. — Bernard Levee Partners joint venture, the Company recognized no revenues in 2011, revenues of $0.5 million were recognized in 2010 and we recognized no revenues for this joint venture in 2009.

Contractual Obligations

As of December 31, 2011, we had $80.4 million of outstanding long-term debt and capital lease obligations, outstanding subordinated debt of $22.5 million as a result of the JCG and Rockford acquisitions and no short-term borrowings.

A summary of contractual obligations as of December 31, 2011 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$80,392	$20,493	$33,121	$24,528	$2,250
Interest on long-term debt (1)	5,717	2,174	2,626	880	37
Subordinated debt	22,502	15,167	7,335	—	—
Interest on subordinated debt	1,403	1,209	194	—	—
Equipment operating leases	6,632	2,382	2,550	1,700	—
Real property leases	13,382	2,549	3,744	2,890	4,199
Real property leases—related parties	6,679	1,300	2,637	1,188	1,554
	$136,707	$45,274	$52,207	$31,186	$8,040
Letters of credit	$11,798	$8,273	$3,525	$—	—

(1)           The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•      Letters of credit issued under our lines of credit. At December 31, 2011, we had letters of credit outstanding of $11.8 million, mostly related to projects in our Engineering segment, located internationally.

•      Equipment operating leases with a balance of $6.6 million at December 31, 2011; and

•      In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2010, we had $1.1 billion in outstanding bonds.

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

As of December 31, 2011, our total backlog was $1.16 billion representing an increase of $269.8 million, or 30.1%, from $895.8 million as of December 31, 2010.   We expect that approximately 51.1% of the total backlog at December 31, 2011, will be recognized as revenue during 2012.

Backlog changes by operating segment and a reconciliation of total revenues for the years ended December 31, 2011, 2010 and 2009 was as follows, in thousands:

Segment:	Beginning Backlog as of December 31, 2010	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2011	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2011

East Construction Services	$630,567	$670,868	$488,119	$813,316	$40,626	$528,745
West Construction Services	222,018	533,144	428,317	326,845	453,416	881,733
Engineering	43,187	27,642	45,427	25,402	4,245	49,672
Total	$895,772	$1,231,654	$981,863	$1,165,563	$498,286	$1,460,150

Segment:	Beginning Backlog as of December 31, 2009	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2010	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2010

East Construction Services	$572,567	$489,640	$431,640	$630,567	$48,893	$480,533
West Construction Services	136,722	289,039	203,743	222,018	198,530	402,273
Engineering	56,012	36,075	48,900	43,187	10,059	58,959
Total	$765,301	$814,754	$684,283	$895,772	$257,482	$941,765

Segment:	Beginning Backlog as of December 31, 2008	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2009	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2009

East Construction Services	$48,534	$590,698	$66,665	$572,567	$2,350	$69,015
West Construction Services	239,575	104,419	207,272	136,722	132,950	340,222
Engineering	62,869	50,916	57,773	56,012	—	57,773
Total	$350,978	$746,033	$331,710	$765,301	$135,300	$467,010

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

As of December 31, 2011 and 2010, there were no derivative financial instruments outstanding.  As of December 31, 2009, Primoris had five derivative financial instruments for the purpose of hedging future currency exchange in Canadian dollars. The contracts enabled Primoris to purchase Canadian dollars before certain dates in 2010 at certain exchange rates. These contracts expired in 2011.  The related gain or loss on these contracts was not significant.  We intend to continue to hedge foreign currency risks in those situations where we believe such transactions are prudent.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2011, due to the generally short maturities of these items. At December 31, 2011, we invested primarily in short-term dollar denominated bank deposits and other four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and Treasury Bills in order to provide FDIC backing of the investments.  We expect to hold our investments to maturity.

At December 31, 2011, all of our long-term debt was subject to fixed interest rates.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2011.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

Brian Pratt.  Mr. Pratt has been our President, Chief Executive Officer and Chairman of the Board since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger with Rhapsody, Mr. Pratt was majority owner of Former Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974. Mr. Pratt is 60 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including as Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 64 years old.

John P. Schauerman.  Mr. Schauerman was named as our Executive Vice President, Corporate Development effective February 6, 2009 and has served as a Director since July 2008. He previously served as our Chief Financial Officer, and prior to the merger, he served as the Chief Financial Officer of Former Primoris beginning in  February 2008. He also served as a Director of Former Primoris from 1993 to the time of the Rhapsody merger. He joined ARB in 1993 as Senior Vice President. In his current role, he is responsible for developing and integrating our overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions, particularly in the area of renewable energy. Prior to joining ARB in 1993, he was Senior Vice President of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA in 1979 and an MBA in 1984 from Columbia University. Mr. Schauerman is 55 years old.

Michael D. Killgore.  Mr. Killgore was named as our Executive Vice President, Director of Construction Services in March 2010, and has served as a director since the JCG acquisition in December 2009. He is responsible for overall management related to the operations of both our “East Construction Services” and “West Construction Services” business segments. He has been with James Construction Group and its predecessor companies since 1977, and was Chief Executive Officer of James Construction Group beginning in  2007. He received a B.S. Civil Engineering degree from Louisiana Tech University in 1978.  Mr. Killgore is a registered Civil and Environmental Engineer in the state of Louisiana. Mr. Killgore is 55 years old.

Alfons Theeuwes.  Mr. Theeuwes has served as our Senior Vice President, Finance and Accounting, since February 2008. Prior to that, he served as Chief Financial Officer of Former Primoris since January 2004. Previously, he was Chief Financial Officer of a Former Primoris predecessor, ARB Inc. from 2001 to January 2004. Mr. Theeuwes serves as chief financial officer for the West Construction Services and Engineering segments. He joined ARB after a 23-year career with a major engineering company in both Europe and the United States. Mr. Theeuwes received a degree in finance and accounting and is registered as an accountant with the IDAC in Belgium. Mr. Theeuwes is 59 years old.

John M. Perisich.  Mr. Perisich has served as our Senior Vice President and General Counsel since July 2008. Prior to that, he served as Senior Vice President and General Counsel of Former Primoris beginning in  February 2006, and previous to that was Vice President and General Counsel of Former Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 47 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)          We have filed the following documents as part of this Report:

1.             Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2011 and 2010 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2011, 2010 and 2009.

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (15)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (18)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.2	Specimen Common Stock Certificate (9)

Exhibit 10.1	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#) (7)

Exhibit 10.2	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(7)

Exhibit 10.3	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(7)

Exhibit 10.4	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(7)

Exhibit 10.5	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(10)

Exhibit 10.6	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.7	2008 Long-Term Equity Incentive Plan (#)(11)

Exhibit 10.8	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.9	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.10	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.11	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.12

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.13	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.14	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.15	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.16	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.17	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.18	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.19	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.20	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.21	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.22	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.23	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.24	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.25	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.26	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (16)

Exhibit 10.27	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (19)

Exhibit 10.28	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (19)

Exhibit 10.29	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (19)

Exhibit 10.30

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (19)

Exhibit 10.31

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (19)

Exhibit 10.32

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (19)

Exhibit 10.33

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (19)

Exhibit 10.34	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.35	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.36	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.37	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (20)

Exhibit 10.38	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.39	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (23)

Exhibit 10.40	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (24)

Exhibit 10.41	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.42	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.43	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.44	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.45

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (24)

Exhibit 10.46	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (24)

Exhibit 10.47	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.48	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.49	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.50	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.51

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., Onquest, Inc., Onquest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (*)

Exhibit 14.1	Code of Ethics (21)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 2), as filed with the SEC on August 6, 2010, and which is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 12, 2009, and which is incorporated herein by reference.
(11)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference.
(22)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and which is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and which is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and which is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer

Date:	March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ MICHAEL D. KILLGORE
Michael D. Killgore
Director

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ ERIC S. ROSENFELD
Eric S. Rosenfeld
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	March 5, 2012

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Irvine, California

March 5, 2012

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$120,306	$115,437
Short term investments	23,000	26,000
Customer retention deposits and restricted cash	31,490	12,518
Accounts receivable, net	187,378	208,145
Costs and estimated earnings in excess of billings	41,866	17,275
Inventory	31,926	25,599
Deferred tax assets	10,659	9,533
Prepaid expenses and other current assets	13,252	12,925
Total current assets	459,877	427,432
Property and equipment, net	129,649	123,167
Investment in non-consolidated ventures	12,687	18,805
Intangible assets, net	32,021	40,633
Goodwill	94,179	94,179
Total assets	$728,413	$704,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,725	$89,484
Billings in excess of costs and estimated earnings	137,729	205,268
Accrued expenses and other current liabilities	59,923	55,859
Distributions and dividends payable	1,532	1,234
Current portion of capital leases	6,623	4,286
Current portion of long-term debt	13,870	9,623
Current portion of subordinated debt	15,167	15,833
Current portion of contingent earnout liabilities	3,450	—
Total current liabilities	345,019	381,587
Long-term capital leases, net of current portion	4,047	7,354
Long-term debt, net of current portion	55,852	38,428
Long-term subordinated debt, net of current portion	7,334	27,378
Deferred tax liabilities	21,079	12,500
Contingent consideration liabilities	9,268	24,591
Other long-term liabilities	10,882	4,147
Total liabilities	453,481	495,985
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2011	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,059,132 and 49,359,600 issued and outstanding at December 31, 2011 and 2010, respectively	5	5
Additional paid-in capital	150,003	136,245
Retained earnings	124,924	71,981
Accumulated other comprehensive income	—	—
Total stockholders’ equity	274,932	208,231
Total liabilities and stockholders’ equity	$728,413	$704,216

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,460,150	$941,765	$467,010
Cost of revenues	1,274,947	818,976	391,435
Gross profit	185,203	122,789	75,575
Selling, general and administrative expenses	86,204	64,985	34,781
Merger related stock expense	—	—	390
Operating income	98,999	57,804	40,404
Other income (expense):
Income from non-consolidated investments	4,018	4,630	8,753
Foreign exchange (loss) gain	(96)	250	293
Other expense	(1,088)	(1,429)	—
Interest income	331	616	640
Interest expense	(5,431)	(6,196)	(1,979)
Income from continuing operations, before provision for income taxes	96,733	55,675	48,111
Provision for income taxes	(38,174)	(22,059)	(18,350)
Income from continuing operations	58,559	33,616	29,761
Loss on discontinued operations, net of income taxes	—	—	(3,849)
Net income	$58,559	$33,616	$25,912

Dividends per common share	$0.11	$0.10	$0.10
Earnings (loss) per share:
Basic:
Income from continuing operations	$1.15	$0.79	$0.93
Loss on discontinued operations	$—	$—	$(0.12)
Net income	$1.15	$0.79	$0.81
Diluted:
Income from continuing operations	$1.14	$0.72	$0.86
Loss on discontinued operations	$—	$—	$(0.11)
Net income	$1.14	$0.72	$0.75
Weighted average common shares outstanding:
Basic	50,707	42,694	31,937
Diluted	51,153	46,878	34,418

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2008	29,977,339	$3	—	$—	$34,796	$20,528	$103	$55,430
Net income	—	—	—	—	—	25,912	—	25,912
Issuance of common shares to Former Primoris owners	2,500,025	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc	139,082	—	—	—	1,000	—	—	1,000
Repurchase of warrants	—				(94)			(94)
Dividends — common	—	—	—	—	—	(3,254)	—	(3,254)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Foreign currency hedge effect	—	—	—	—	—	—	227	227
Preferred stock issued for purchase of James Construction Group (“JCG”)	—	—	81,852.78	—	64,500	—	—	64,500
Warrant exercises	88,457	—	—	—	442	—	—	442
Balance, December 31, 2009	32,704,903	$3	81,852.78	$—	$100,644	$42,982	$330	$143,959
Net income	—	—	—	—	—	33,616	—	33,616
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc	74,906	—	—	—	600	—	—	600
Warrant exercises	4,337,909	1			21,688			21,689
Dividends — common	—	—	—	—	—	(4,413)	—	(4,413)
Dividends — preferred	—	—	—	—	—	(204)	—	(204)
Conversion of JCG preferred to common shares	8,185,278	1	(81,852.78)	—	—	—	—	1
Stock to foreign managers	—	—	—		390			390
Buyback of warrants					(277)			(277)
Foreign currency hedge effect	—	—	—	—	—	—	(330)	(330)
Cancelled shares for sale of foreign subsidiary	(49,080)	—	—	—	(400)	—	—	(400)
Stock issued for the purchase of Rockford Corporation	1,605,709	—		—	13,600	—	—	13,600
Balance, December 31, 2010	49,359,600	$5	—	$—	$136,245	$71,981	$—	$208,231
Net income	—	—	—	—	—	58,559	—	58,559
Issuance of common shares	1,699,532	—	—	—	15,788	—	—	15,788
Dividends — common	—	—	—	—	—	(5,616)	—	(5,616)
Purchase of units from EarlyBirdCapital		—		—	(2,030)	—	—	(2,030)
Balance, December 31, 2011	51,059,132	$5	—	$—	$150,003	$124,924	$—	$274,932

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$58,559	$33,616	$25,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,104	17,904	8,321
Amortization of intangible assets	9,699	6,580	342
Goodwill and intangible impairment	—	1,732	—
Loss (gain) on sale of property and equipment	335	(1,359)	(3,217)
Merger related stock expense	—	—	390
Income from non-consolidated investments	(4,018)	(4,630)	(8,753)
Distributions received from joint venture	10,136	9,491	3,400
Net deferred tax liabilities (assets)	7,453	(1,091)	1,179
Loss on discontinued operations	—	—	3,849
Contingent earnout liabilities	2,927	290	—
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(18,972)	(5,673)	1,711
Accounts receivable	20,767	(42,148)	15,793
Costs and estimated earnings in excess of billings	(24,591)	(3,765)	9,420
Inventory, prepaid expenses and other current assets	(6,654)	(6,837)	(3,785)
Other assets	—	—	366
Accounts payable	17,241	12,391	(7,045)
Billings in excess of costs and estimated earnings	(67,539)	55,825	(15,089)
Accrued expenses and other current liabilities	3,965	5,375	(4,712)
Other long-term liabilities	6,735	4,147	—
Net cash provided by operating activities	40,147	81,848	28,082
Cash flows from investing activities:
Purchase of property and equipment	(29,052)	(23,640)	(9,314)
Proceeds from sale of property and equipment	3,443	2,967	4,282
Purchase of short term investments	(36,000)	(44,000)	(45,000)
Sale of short term investments	39,000	48,058	29,978
Investment in joint venture	—	(18,065)	—
Cash paid for acquisitions	—	(39,120)	(9,082)
Cash acquired with acquisitions	—	19,623	34,548
Net cash (used in) provided by investing activities	(22,609)	(54,177)	5,412
Cash flows from financing activities:
Proceeds from issuance of long-term debt	44,000	27,500	17,330
Repayment of capital leases	(6,282)	(4,600)	(2,539)
Repayment of long-term debt	(22,329)	(12,696)	(21,506)
Repayment of subordinated debt	(20,710)	(27,001)	—
Purchase of Unit Purchase Option	(2,030)	—	—
Proceeds from issuance of common stock for warrants	—	21,690	442
Stock issued to foreign managers	—	390	—
Repurchase of warrants	—	(277)	(94)
Dividends	(5,318)	(4,404)	(3,185)
Cash distributions to former James shareholders	—	(1,966)	—
Cash distributions to former Primoris stockholders	—	—	(4,947)
Net cash used in financing activities	(12,669)	(1,364)	(14,499)
Cash flows from discontinued operations:
Operating activities	—	(874)	(2,157)
Investing activities	—	—	318
Net cash used in discontinued operations	—	(874)	(1,839)
Net change in cash and cash equivalents	4,869	25,433	17,156
Cash and cash equivalents at beginning of year	115,437	90,004	72,848
Cash and cash equivalents at end of the year	$120,306	$115,437	$90,004

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest	$4,765	$6,131	$1,979

Income taxes, net of refunds received	$33,600	$26,794	$20,126

Components of cash paid for acquisitions:

Cash acquired with acquisition	$—	$19,623	$34,548
Fair value of assets acquired	—	141,570	211,214
Common stock issued for acquisitions (1)	—	(13,600)	(65,500)
Contingent liabilities	—	(14,272)	(10,028)
Notes payable issued in acquisitions	—	(16,712)	(53,500)
Liabilities assumed	—	(77,489)	(107,652)
Cash paid for acquisitions	$—	$39,120	$9,082

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2011	2010	2009

Obligations incurred for the acquisition of property and equipment	$5,312	$—	$4,723

Accrued dividends	$1,532	$1,234	$1,021

(1)          Stock amounting to $64,500 was issued in 2009 as Series A preferred stock and was converted to common stock after approval for conversion by the shareholders on April 12, 2010.

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

Note 1—Nature of Business

Organization and operations —Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Cardinal Mechanical, L.P.  Stellaris, LLC, James Construction Group LLC and Rockford Corporation, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

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

On December 18, 2009, the Company completed the acquisition of James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in the Gulf Coast region of Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company and has been in business for over 80 years.  JCG is headquartered in Baton Rouge, Louisiana, and serves government and private clients.

In October 2009, the Company acquired certain assets and assumed certain liabilities of Cravens Partners, Ltd, a Houston, Texas based provider of civil and utility infrastructure services.  As of January 1, 2011, the Company merged Cravens into JCG.

On February 19, 2008, Primoris Corporation (the “Former Primoris”), a privately held company, entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly held company trading at that time on the OTC Bulletin Board.    Rhapsody was founded as a special purpose acquisition company on April 24, 2006, to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business no later than October 3, 2008. On July 31, 2008, with the approval of the stockholders of each of Former Primoris and Rhapsody, the merger was completed. While Rhapsody was the surviving legal entity, Former Primoris was deemed the acquiring entity for accounting purposes.  As part of the merger, Rhapsody changed its name to “Primoris Services Corporation”. The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.

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

Use of estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates are made for costs to complete construction projects which have a direct affect on gross profit as reported in these consolidated financial statements.

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

Inventory—Inventory consists of uninstalled contract materials and expendable construction equipment that will be used in construction projects and is valued at the lower of cost, using the first-in, first-out method, or market.

Business combinations—Business combinations are accounted for using the acquisition method of accounting. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances and acquired tax uncertainties after the measurement period are recognized in net income.

Goodwill and other intangible assets—The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test on the first day of the fourth quarter of each year, and tested more frequently if indicators of potential impairment exist.  During the fourth quarter of 2010, the Company determined that the recorded value of the Cravens acquisition intangible assets and goodwill was impaired and recorded an impairment charge of $1.7 million.  There were no other impairments of goodwill or intangible assets during the periods presented.

Income tax— Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax basis of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

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

Foreign operations—At December 31, 2011, the Company had operations in Canada with assets aggregating approximately $9,385, compared to $11,457 as of December 31, 2010. The Company discontinued its operations in Ecuador during the fourth quarter of 2009 (See Note 9 “Discontinued Operations”), and the Company sold its equity investment in a company in Mexico during 2009.

Functional currencies and foreign currency translation—Through its subsidiaries, the Company maintains foreign operations in Canada.  The United States dollar is the functional currency in Canada, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Included in other income are foreign exchange losses of $96 in 2011 and gains of $250 in 2010.

Equity method accounting—Partially-owned equity affiliates and investments in joint venture projects are accounted for using the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  The Company will recognize its share of any impairment charge recorded by the investee.  The Company will also consider the effect, if any, of an other than temporary decrease in value of the investment for the Company’s basis difference in the assets of the investee.

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

In December 2011, the Company recognized our proportionate share of an impairment charge taken by the WesPac Energy LLC equity investment as well as a basis adjustment in the investment.  See Note 8 — “Equity Method Investments”.

Cash concentration—The Company places its cash in short term U.S. Treasury bonds, in CDs and with several other financial institutions. As of December 31, 2011, the Company had cash balances of $120.3 million, consisting of $28.0 million primarily held in short term CDARS, $4.6 million held in Treasury bill funds and $87.7 million with various financial institutions that are backed by the federal government FDIC program.

Collective bargaining agreements—A significant portion of the Company’s labor force is subject to collective bargaining agreements. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 38 collective bargaining agreements the Company is a party to, sixteen require renegotiation during 2012.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling approximately $13,809 and $12,680 at December 31, 2011 and 2010, respectively. The amount is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. Claims administration expenses are charged to current operations as incurred. Actual payments that may be made in the future could materially differ from these reserves.

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

Accounts receivable—Contract receivables are primarily concentrated with public and private companies and governmental agencies located throughout the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2011 and 2010 was $363 and $233, respectively.

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

The Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. The provision for estimated losses on uncompleted contracts was $917 and $577 for the years ended December 31, 2011 and 2010, respectively. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

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

During the year ended December 31, 2011, certain contracts had revisions in estimates from those projected in 2010.  If the revised estimates as of December 31, 2011 had been applied in the prior year, the gross margin earned on these contracts would have resulted in an increase of approximately $10,244 in 2010.   Similarly, the revised estimates as of December 31, 2010 had been applied in the prior year, the gross margin earned on these contracts would have resulted in an increase of approximately $9,892 in 2009.  In addition, the revised estimates for the year ended December 31, 2009 would have resulted in an increase of approximately $7,900 in the year 2008 and a decrease of the same amount in 2009.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2011 and 2010, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”).   As of December 31, 2011, there were 1,410,209 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, stock appreciation rights (“SARS”) and grants of restricted shares under the 2008 Equity Plan.  Under the 2008 Equity Plan, the Company issued 94,966 shares of stock purchased by our employees under the Primoris Long-term Retention Plan.  The shares had a six-month restriction on any trades.  Additionally, as part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock in August 2011 under the 2008 Equity Plan.  The shares were fully vested and have a one-year restriction on any trades.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation” (formerly referred to as SFAS No. 123, “Share-Based Payments (revised 2004))”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

Contingent Earnout Liabilities—As part of recent acquisitions, the Company has agreed to issue additional shares of common stock, or payments of cash, to the sellers upon meeting certain operating performance targets for certain periods subsequent to the acquisition date.  Each period, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records as a charge to selling, general and administration expense for the change in the fair value of the liability from the prior period.  The liability will be settled by issuing the agreed upon values of stock or cash, as determined by the purchase agreement.

In March 2011, the Company issued 1,095,646 shares of common stock to the sellers of JCG after achieving a specific operating performance target for 2010.  The Rockford earnout target was achieved in 2011 and the Company reflected the liability on the balance sheet at December 31, 2011.  The liability is anticipated to be settled by issuing 232,637 shares of common stock to the sellers and making a cash payment of $3.45 million in March 2012.

Derivative instruments and hedging activities—From time to time, the Company utilizes foreign currency hedge agreements to manage its Canadian currency exchange exposures, which is accounted for in accordance with ASC Topic 815 “Derivatives and Hedging”.  As of December 31, 2011 and 2010, Primoris had no derivative financial instruments.

Recently Issued Accounting Pronouncements

Multiemployer Retirement Plans

In December 2011, the Company adopted Accounting Standards Update 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”).   This pronouncement requires that employers with multiemployer pension plans and multiemployer other postretirement benefit plans provide additional quantitative and qualitative disclosures. The disclosures include (1) the significant multiemployer plan names and identifying numbers; (2) the level of the Company’s participation and contributions to the listed plans and whether the contributions represent more than 5% of the plan’s total contributions; (3) the financial health, funded status any charges or surcharges imposed on the Company by the plan; (4) the nature of the Company’s commitment to the plan, including expiration dates of collective-bargaining agreements and whether minimum contributions are to be made to the plans. If public information on a plan is not available, additional disclosures are required.  The required disclosures must be provided retrospectively for all prior periods presented. The adoption of ASU 2011-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 17 for the disclosures related to this pronouncement.

Fair Value Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  The Company will adopt ASU 2011-04 on January 1, 2012.  The Company does not anticipate that ASU 2011-04 will have a material impact on its consolidated financial statements but will consider whether any additional disclosures are necessary.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”). ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. The Company will adopt this standard on January 1, 2012.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements.  ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2011:
Cash and cash equivalents	$120,306	$120,306	—	—
Short-term investments	$23,000	$23,000	—	—
Assets as of December 31, 2010:
Cash and cash equivalents	$115,437	$115,437	—	—
Short-term investments	$26,000	$26,000	—	—

Note 4—Business Combinations — 2010 and 2009

2010 Acquisition - Rockford Holdings Corporation

On November 8, 2010, the Company entered into a stock purchase agreement (“Rockford Agreement”) to acquire the stock of privately held Rockford Corporation (“Rockford”).  Upon completion of the acquisition on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

Rockford’s results of operations and estimated fair value of assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements from November 1, 2010.  While November 12, 2010 was considered the acquisition date, the net change between November 1, 2010 and the acquisition date was not material.  The revenue and operating results of Rockford during the period November 1, 2010 to December 31, 2010 included in the Company’s results of operations were revenues of $85,309, income from continuing operations, before provision for income taxes of $8,218 and net income of $4,962.  Acquisition costs related to the acquisition of $360 were expensed in the year ended December 31, 2010.

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

Execution of Subordinated Promissory Note — On the closing date, we executed an unsecured promissory note (the “Rockford Note”) with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 on the Rockford Note was designated as “Note A” and approximately $7,043 of the Rockford Note was designated as “Note B.”  Note B was paid in full on March 10, 2011.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over its life.  The Rockford Note is subordinated to amounts owed on the line of credit and our bonding agencies.  Management believes the face amount of the Rockford Note approximates fair value at the date of the acquisition.  Details of further terms of the Rockford Note are presented in Note 13 — “Credit Arrangements”.

Earnout Consideration

As part of the acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010 and for the five quarters ending December 31, 2011 and for 2012.  The maximum amount of this consideration was $18.4 million which when measured on a fair value basis as of the acquisition date, was estimated at $14.3 million and was classified as a liability in the Company’s consolidated balance sheet as of December 31, 2010.

The 2010 earnout target for the fourth quarter 2010 was achieved and the liability of $4,600 was recorded as of December 31, 2010.  In March 2011 the Company issued 494,095 shares of common stock to the sellers, reduced the liability and increased Stockholders’ Equity.

The Company determined that the 2011 earnout target was achieved and recorded the full value of the $6,900 liability on the balance sheet at December 31, 2011.  As a result, a charge of $650 was recorded in Selling, General and Administration expense in 2011.  In March 2012, the liability is anticipated to be settled by issuing 232,637 shares of common stock to the sellers and making a cash payment of $3.45 million.  The stock component of the earnout was based on the Company’s average closing stock price during the month of December 31, 2011 of $14.83 per share.

The estimated fair value of the 2012 contingency was $5,818 and $4,076 at December 31, 2011 and 2010, respectively, and if achieved, will result in a cash payment of $6.9 million in March 2013.

2009 Acquisition - James Construction Group, LLC

On December 18, 2009, the Company acquired JCG, a privately-held Florida limited liability company, following which JCG became a wholly owned subsidiary.  JCG is one of the largest general contractors based in the Gulf Coast states, and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company and has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients.

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

JCG’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning December 18, 2009.  The revenue and operating results contributed by JCG during the period December 18, 2009 to December 31, 2009 were not material.  Acquisition costs related to the acquisition of JCG of $1.25 million were expensed as in the year ended December 31, 2009.

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

Of the originally issued shares of Preferred Stock, 11,897.20 shares were placed in escrow (1,189,720 shares of common stock subsequent to conversion of the Preferred Stock to common stock in April 2010) for a period of three years to provide a source of funding to satisfy our rights to indemnification (“Escrow Shares”) under the Purchase Agreement.  The Escrow Shares may be released to the sellers according to specific formulas.  In April 2011, the Company released 951,781 of the Escrow Shares, with 237,937 shares remaining in escrow until December 18, 2012.

Promissory Note.  The Company executed an unsecured promissory note in favor of the sellers with a principal amount of $53.5 million (the “JCG Note”). The JCG Note is subordinated to amounts owed on the line of credit and our bonding agencies. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity, averaging 6.95% over the life of the note. Management believes the face amount of the JCG Note approximates fair value at the date of the acquisition. Details of further terms of the JCG Note are presented in Note 13 — “Credit Arrangements”.

Earnout Consideration.  The Company agreed to issue additional shares of common stock to the sellers equal to $10.2 million, contingent upon JCG meeting a specific operating performance target for 2010.  The fair value of the contingent consideration at the date of the acquisition was estimated to be $8.19 million and was classified as a liability in the Company’s consolidated balance sheet.  As of December 31, 2010, the earnout target was achieved, and as a result, the Company recorded an expense of $2.0 million in 2010 to increase the liability to $10.2 million.  This liability was settled by issuing 1,095,646 shares of common stock in March 2011.

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

In 2010, the Company finalized its estimates of the fair value of the acquired assets and liabilities of JCG.  The final revisions resulted in an increase in casualty and health insurance liabilities assumed and adjustments to deferred income tax liabilities.  These changes resulted in an increase in goodwill of $2.0 million. The 2009 financial statements were adjusted to reflect these changes as if the accounting was finalized at that date.

In 2011, the Company finalized its estimates of the fair value of the acquired assets and liabilities of Rockford which resulted in no adjustments to the amounts originally recorded as of the acquisition date.

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

Identifiable Intangible Assets.  To determine the estimated fair value of intangible assets acquired, we engaged a third party valuation specialist to assist management. The valuation for the 2010 Rockford acquisition was finalized in the fourth quarter 2011 and there were no changes to the values as of the acquisition date.  The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

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

•                  the pro forma impact of interest expense on the Rockford Note and the JCG Note; and

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

	2010	2009
	(unaudited)	(unaudited)
Revenues	$1,071,056	$993,835
Income from continuing operations, before provision for income taxes	$56,632	$79,920
Income from continuing operations	$34,585	$49,697
Net income	$34,585	$45,848

Weighted average common shares outstanding:
Basic — (1 & 2)	44,300	40,539
Diluted — (1 & 2)	49,029	45,482

Earnings per share:
Basic — income from continuing operations	$0.78	$1.23
Basic — net income	$0.78	$1.13
Diluted — income from continuing operations	$0.71	$1.09
Diluted — net income	$0.71	$1.01

(1)                                 Because the 2010 contingent earnout targets were met for both Rockford and JCG, 494,095 shares of common stock for Rockford and 1,095,646 shares of common stock for JCG were issued in March 2011.  Additionally, Rockford also met the 2011 contingent earnout targets and 232,637 shares of common stock are to be issued in March 2012.  The pro forma adjustment to earnings per share includes the impact of these earnout shares.

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

Pro forma basic shares outstanding include 8,185,278 shares of common stock (converted from the preferred stock related to the JCG acquisition) less the original 1,189,718 Escrow Shares converted to common stock, totaling 6,995,560 shares of common stock.  Shares included in pro forma diluted shares outstanding represent the 8,185,278 shares of common stock.

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2011	2010
Contracts receivable, net of allowance for doubtful accounts of $363 and $233 for 2011 and 2010, respectively	$166,298	$185,299
Retention	20,378	20,057
	186,676	205,356
Due from affiliates	—	200
Other accounts receivable	702	2,589
	$187,378	$208,145

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 8 “Equity Method Investments” and Note 20 “Related Party Transactions”) for the performance of construction contracts. Contract revenues earned from related parties were approximately $5,681, $1,568, and $23,436 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2011	2010
Costs incurred on uncompleted contracts	$2,977,535	$2,339,551
Provision for estimated loss on uncompleted contracts	917	577
Gross profit recognized	303,634	245,974
	3,282,086	2,586,102
Less: billings to date	(3,377,949)	(2,774,095)
	$(95,863)	$(187,993)

This net amount is included in the accompanying consolidated balance sheet at December 31 under the following captions:

	2011	2010
Costs and estimated earnings in excess of billings	$41,866	$17,275
Billings in excess of cost and estimated earnings	(137,729)	(205,268)
	$(95,863)	$(187,993)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2011	2010	Useful Life
Land and buildings	$18,987	$14,415	30 years
Leasehold improvements	5,597	3,539	Lease life
Office equipment	1,203	1,006	3 - 5 years
Construction equipment	158,978	148,125	3 - 7 years
Transportation equipment	28,475	16,844	3 - 18 years
	213,240	183,929
Less: accumulated depreciation and amortization	(83,591)	(60,762)
Net property and equipment	$129,649	$123,167

Note 8—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”). Pursuant to the terms of the Membership Interest Purchase Agreement, dated July 1, 2010, by and among the Company, WesPac and Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company and the sole limited liability company member of WesPac prior to the closing, we acquired 50% of the issued and outstanding limited liability company membership interests of WesPac for total cash consideration of $18,065. Kealine holds the remaining 50% membership interest in WesPac.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac require unanimous approval from a management committee equally represented by Kealine and us.

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

The following is a summary of the financial position and results as of and for the period ended December 31:

	2011	2010
WesPac Energy, LLC
Balance sheet data:
Assets	$20,147	$30,161
Liabilities	1,820	4,248
Net assets	$18,327	$25,913
Company’s equity investment in affiliate	$12,415	$17,915
Earnings data:
Revenue	$1,717	$—
Expenses	9,303	(301)
Earnings before taxes	$(7,586)	$(301)
Company’s equity in earnings	$(3,793)	$(150)

During 2010 and 2011, WesPac actively engaged in the development of two projects, one in California and one in Texas, under joint development agreements with a major oil refining third party.  At the end of 2011, WesPac determined that the third party would terminate the agreements.  Under terms of the agreements, WesPac is entitled to reimbursement of certain costs incurred; however, after reviewing the value of the investment in the projects, WesPac expensed $5.4 million of non-reimbursed project development costs and reserves for assets not recoverable.  The Company recorded its 50% share of the expense as required by the equity method of accounting.

As a result of the termination of these and other projects, the Company recorded a reduction of $1.7 million of its $5 million basis difference, to recognize an estimate for an other than temporary decrease in the value of its basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.

St. — Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method.  Bernard engages in construction activities in Louisiana. Bernard distributed $36,955 and $19,746 to its equity holders during the twelve months ended December 31, 2011 and 2010, respectively, of which the Company’s share, as calculated under the joint venture agreement, was $10,022 and $4,864 for the same periods in 2011 and 2010, respectively.  The following is a summary of the financial position and results as of and for the years ended December 31:

	2011	2010
St. Bernard Levee Partners
Balance sheet data:
Assets	$5,677	$21,981
Liabilities	4,771	17,291
Net assets	$906	$4,690
Company’s equity investment in affiliate	$272	$878
Earnings data:
Revenue	$72,822	$192,585
Expenses	39,650	169,340
Earnings before taxes	$33,172	$23,245
Company’s equity in earnings	$9,415	$5,364

Otay Mesa Power Partners

During 2007, the Company established a joint venture, Otay Mesa Power Partners (“OMPP”), for the sole purpose of constructing a power plant near San Diego, California. The Company had a 40% interest in the project and accounted for its investment in OMPP using the equity method.  ARB acted as one of OMPP’s primary subcontractors.  The project was completed in 2010, and a distribution of $106 was received during the first quarter of 2011.  OMPP distributed $7,711 during 2010, of which the Company’s share, as calculated under the joint venture agreement, was $4,627.  During 2009, OMPP distributed $8,500, of which the Company’s share was $3,400.

During the period of the project, ARB had total project contracts with OMPP of $49,019.  The Company recognized no related party revenues in 2011, $83 in 2010 and $16,566 in 2009. These revenues are included in the contract revenues earned from related parties as stated in Note 5 “Accounts Receivable”.

Note 9—Discontinued Operations

During December of 2009, the Company discontinued all operations in Ecuador and a plan was put in place to sell the stock ownership of the Ecuador company.  The results of operations and cash flows for the operation were reflected as discontinued operations for all periods presented.  Previously, the Ecuador operations were included in the Company’s West Construction Services segment.

In February 2010, the Company entered into an agreement for the sale of the Ecuador business.  The Company agreed to pay $1.0 million of remaining liabilities of the business, and the buyer agreed to acquire the business for $700, which was comprised of $400 in Primoris stock owned by the buyer and an interest free $300 note payable, due on February 19, 2011.  Subsequently, the due date of the note was extended until July 19, 2012.  The note is secured by the seller’s pledge of his remaining Primoris common stock.  The buyer also agreed to provide an indemnification to the Company for any remaining liabilities.  The sale was completed in March 2010.  The $400 in Primoris common stock was cancelled when received by the Company during the second quarter 2010.  The sale of the Ecuador business had no material impact to the Company.

At December 31, 2011, the balance sheet includes a net liability of $733 for potential remaining liabilities under this agreement.

Note 10—Intangible Assets

At December 31, 2011 and 2010, intangible assets totaled $32,021 and $40,633, respectively, net of amortization.  In December 2010, the Company determined that the net intangible assets of $991 related to the 2009 Cravens acquisition in the East Construction Services segment were impaired, and were written off as selling, general and administrative expenses on the consolidated statements of income.

 The following table summarizes the intangible asset categories, amounts and the average amortization periods which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2011	2010
Tradename	5 to 10 years		$18,791	$21,078
Non-compete agreements	5 years		4,695	6,155
Customer relationships	5 to 10 years		8,181	8,428
Backlog	0.75 to 2.25 years		354	4,972
		Total	$32,021	$40,633

Amortization expense on intangible assets was $9,699, $6,580 and $342 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated amortization expense for intangible assets as of December 31, 2011 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2012	$5,688
2013	4,664
2014	4,630
2015	3,554
2016	3.205
Thereafter	10,280
$32,021

Note 11—Accounts Payable and Accrued Liabilities

At December 31, 2011 and 2010, accounts payable includes retention amounts of approximately $13,980 and $14,382, respectively, due to subcontractors, which have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2011	2010
Payroll and related employee benefits	$29,110	$31,282
Insurance, including self-insurance reserves	18,732	15,992
Provision for estimated losses on uncompleted contracts	917	577
Corporate income taxes and other taxes	1,546	1,781
Accrued overhead cost	1,819	1,409
Current liabilities of discontinued operations	733	733
Other	7,066	4,085
	$59,923	$55,859

Note 12—Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisition of vehicles and equipment through leases and accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.  As part of the November 12, 2010 Rockford acquisition, vehicles and equipment with a fair value of $12,501 were acquired and the related capital lease obligations were assumed.

At December 31, 2011 and 2010, the net book value of assets under capital leases was $12,304 and $16,825, respectively. The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2012	$6,873
2013	2,621
2014	1,535
2015	—
Total minimum lease payments	$11,029
Amounts representing interest	(359)
Net present value of minimum lease payments	10,670
Less: current portion of capital lease obligations	(6,623)
Long-term capital lease obligations	$4,047

Note 13—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2011	2010

Commercial notes payable to a bank with interest rates from 2.16% to 4.12%. Monthly principal and interest payments are due in the amount of $518, with the final payment due December 23, 2016. The notes are secured by certain construction and automotive equipment of the Company	$26,243	$26,369

Commercial note payable to a bank with an interest rate of 4.71%. Principal and interest payments are due in the amount of $140 per month until the maturity date on July 1, 2017. The note is secured by certain construction equipment of the Company	8,125	9,390

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 3.67% per annum. Principal and interest payments are due in the amount of $101 per month until the maturity date on December 31, 2017. The note is secured by certain construction equipment of the Company	6,543	7,500

Note payable to a bank, entered into on October 17, 2008, to finance an airplane purchased for business use. The note was secured by the airplane and all related parts and equipment and called for 59 monthly principal and interest payments of $43, followed by one payment of $2,145. The note accrued interest at a rate of 5.9% annually. The note was paid in full in 2011	—	3,120

Commercial note payable to a bank with an interest rate of 5.10%. Monthly principal and interest payment was due in the amount of $32, with the final payment due September 15, 2014. The note is secured by certain construction and automotive equipment of the Company. The note was paid in full in 2011	—	1,315

Commercial note payable to a bank with an interest rate of LIBOR plus 2.75%. Principal and interest payments were due in the amount of $28 per month until maturity on December 15, 2011. The note was secured by certain construction and automotive equipment of the Company. The note was paid in full in 2011	—	357

Commercial notes payable to a bank with interest rates from 2.63% to 3.50%. Monthly principal and interest payments are due in the amount of $226, with the final payment due June 15, 2017. The notes are secured by certain construction and automotive equipment of the Company	12,811	—

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 2.14% per annum. Principal and interest payments are due in the amount of $281 per month until the maturity date on November 30, 2016. The note is secured by certain construction equipment of the Company	16,000	—

Total long-term debt	69,722	48,051
Less: current portion	(13,870)	(9,623)
Long-term debt, net of current portion	$55,852	$38,428

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2012	$13,870
2013	14,314
2014	14,760
2015	12,649
2016	11,879
Thereafter	2,250
$69,722

Credit Agreements.   On October 28, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The Agreement was amended on October 20, 2011 to extend the maturity dates of the two revolving loans provided under the Agreement.  The maturity dates, as amended, are as follows:

•                   a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2014; and

•                   a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 25, 2012.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  At December 31, 2011 and 2010, total commercial letters of credit outstanding under Revolving Loan A totaled $4,009 and $4,339, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the twelve months ended December 31, 2011, leaving available borrowing capacity under Revolving Loan A at $15,991 and $15,000 under Revolving Loan B.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with, or received a waiver of, its restrictive covenants as of December 31, 2011.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of December 31, 2011 and 2010, total commercial letters of credit outstanding under this credit facility totaled $4,036 and $4,994 in Canadian dollars, respectively.  As of December 31, 2011, the available borrowing capacity under this credit facility was $5,964 in Canadian dollars.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial the letters of credit. At December 31, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $3,823, and is included as part of customer retention deposits and restricted cash on the balance sheet.

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

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over its life.  During the first 12 months, Note A bore interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At December 31, 2011, a total of $6,177 was outstanding on Note A.

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

In November 2011, the Company placed $5 million in an interest bearing escrow account in lieu of making future payments in that amount to the holders of Rockford’s Note A.  As permitted by the terms of the Rockford Agreement, the amount will remain in escrow until resolution of a dispute related to a certain liability at the time of the closing of the transaction.  The Company has included this escrow amount on its December 31, 2011 balance sheet as “customer retention deposits and restricted cash.”

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note is due and payable on December 15, 2014 and bears interest at differing rates until maturity.  For the first 9 months of the term of the note, the JCG Note bore interest at an annual rate equal to 5%.  For months 10 through 18, the JCG Note bore interest at an annual rate of 7%.  For months 19 until the maturity date, the JCG Note will bear interest at an annual rate of 8%.  Payments of principal and interest are made on an amortizing basis over the 60 month period.  The JCG Note is subordinated to amounts owed to our commercial banks for lines of credit and to our bonding agencies.

The JCG Note may be prepaid in whole or in part at any time.  If we complete an equity financing while the JCG Note is outstanding, we have agreed to use the first $10 million of the net proceeds, plus 75% of the net proceeds in excess of $10 million, to prepay a portion or all of the JCG Note.  In addition, we have agreed to use 33% of any cash proceeds raised in connection with the incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures), to prepay a portion or all of the JCG Note.  As long as more than $10,000 is outstanding, we have agreed to not take certain actions without the prior written consent of the JCG Note holders, including, among others, purchase, acquire, redeem or retire any shares of our common stock. At December 31, 2011, a total of $16,324 was outstanding on the JCG Note.  The Company made prepayments of the JCG Note in the amount of $16,267 during 2010, using proceeds from the exercise of warrants for the purchase of common stock.

Note 14—Commitments and Contingencies

The Company leases certain property and equipment under non-cancelable operating leases which expire at various dates through 2021. The leases require the Company to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC Topic 840 — “Leases”.  Leases identified below as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2012	$2,549	$1,300	$2,382	$6,231
2013	1,963	1,334	1,275	4,572
2014	1,780	1,303	1,275	4,358
2015	1,616	677	1,275	3,568
2016	1,274	511	425	2,210
Thereafter	4,199	1,554	—	5,753
	$13,381	$6,679	$6,632	$26,692

Total lease expense during the years ended December 31, 2011, 2010 and 2009 amounted to approximately $9,530, $9,856 and $6,267, respectively, including amounts paid to related parties of $1,278, $1,151 and $1,116, respectively.

Letters of credit—As of December 31, 2011 and 2010 the Company had total letters of credit outstanding of approximately $11,798 and $9,306, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding—As of December 31, 2011, 2010 and 2009, the Company had bid and completion bonds issued and outstanding totaling approximately $1,105,933, $849,288 and $773,762, respectively.

Note 15—Reportable Operating Segments

The Company segregates the business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

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

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the states of California and Oregon.  Entities included in West Construction Services are ARB, ARB Structures, Inc., Alaska Continental Pipeline, Inc., Primoris Renewables, Inc. Juniper Rock, Inc. and Stellaris, LLC and effective November 1, 2010, the results of the acquisition of Rockford.

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

Segment Revenues

Revenue by segment for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011		2010		2009
Business Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
East Construction Services	$528,745	36.2%	$480,533	51.0%	$69,015	14.8%
West Construction Services	881,733	60.4%	402,273	42.7%	340,222	72.9%
Engineering	49,672	3.4%	58,959	6.3%	57,773	12.3%
Total	$1,460,150	100.0%	$941,765	100.0%	$467,010	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011		2010		2009
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
East Construction Services	$57,118	10.8%	$48,770	10.1%	$6,544	9.5%
West Construction Services	118,385	13.4%	61,897	15.4%	62,927	18.5%
Engineering	9,700	19.5%	12,122	20.6%	6,104	10.6%
Total	$185,203	12.7%	$122,789	13.0%	$75,575	16.2%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2011 and 2010 was as follows:

Segment	2011	2010

East Construction Services	$59,659	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$94,179	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total asset by geographic area for the years ended December 31, 2011, 2010 and 2009 was as follows:

	External Revenues						Total Assets
	Year Ended December 31,						At December 31,
	2011		2010		2009		2011	2010
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$1,447,863	99.2%	$920,051	97.7%	$445,979	95.5%	$719,028	$692,759
Non-United States	12,287	0.8%	21,714	2.3%	21,031	4.5%	9,385	11,457
Total	$1,460,150	100.0%	$941,765	100.0%	$467,010	100.0%	$728,413	$704,216

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

During the years ended December 31, 2011, 2010 and 2009, the Company earned 46.5%, 41.2% and 35.4%, respectively, of its revenue from the following customers:

Description of Customer’s	2011		2010		2009
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Gas and electric utility	$ *	*	$ *	*	$55,372	11.9%
Gas and electric utility	165,373	11.3%	69,212	7.3%	67,071	14.4%
Gas utility	*	*	*	*	42,354	9.1%
Louisiana DOT	239,516	16.4%	193,139	20.5%	*	*
Public state agency	*	*	47,465	5.0%	*	*
Gas utility (Ruby Pipeline Project)	274,898	18.8%	79,224	8.4%	*	*
	$679,787	46.5%	$389,040	41.2%	$164,797	35.4%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2011, 2010 and 2009, approximately 68.5%, 55.3% and 58.8%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2011, approximately 15.5% of the Company’s accounts receivable were due from one customer, and that customer provided 11.3% of the Company’s revenues for the year ended December 31, 2011.   At December 31, 2010, approximately 25.0% of the Company’s accounts receivable were due from a different customer, which provided 8.4% of the Company’s revenues for the year ended December 31, 2010.

Note 17 — Multiemployer Plans

Union Plans—The Company contributes to multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits, and administer the plan.

The Company contributed $24,182, $12,590 and $9,924, to multiemployer pension plans for the years ended December 31, 2011, 2010 and 2009, respectively. These costs are charged directly to the related construction contracts in process.  As a result of the November 2010 acquisition of Rockford, contributions during 2011 increased substantially, especially from the large workload associated with the Ruby contract.

For the Company, the financial risks of participating in multiemployer plans are different from single-employer plans in the following respects:

•                  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•                  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•                  If a participating employer chooses to stop participating in the plan, a withdrawal liability may be created based on the unfunded vested benefits for all employees in the plan.

Under U.S. legislation regarding multiemployer pension plans, a company is required to pay an amount that representing its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or upon plan termination.

The Company participates in a number of multiemployer pension plans, and the potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  Other than as discussed in the following paragraph, the Company has no plans to withdraw from any of these agreements.

In November 2011, Rockford, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”).  In connection with the withdrawal, the Company recorded an estimated net liability and one-time expense of $5.0 million in 2011 based on information provided by the Plan.  The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Plan has asserted that the PLCA members did not affect a withdrawal in 2011, although the Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis.  If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability would be expected to increase.

In September 2011, the FASB issued ASU 2011-09, requiring employers to provide additional quantitative and qualitative disclosures for multiemployer plans.  During the last three years, the Company made annual contributions to 38 pension plans.   The Company was not listed in any of its plans’ Form 5500s as providing more than 5% of the plan’s total contributions.  Our participation in significant plans for the year ended December 31, 2011 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The last column lists the expiration date of the collective bargaining agreement to which the plan is subject. The table follows:

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status	Surcharge	Collective Bargaining Agreement	Contributions of the Company
Pension Fund Name	Number	2011	2010	Pending/Impemented	Imposed	Expiration Date	2011	2010	2009

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 1, 2011	Yellow as of June 1, 2010	Yes	No	6/30/2012	$3,501	$1,237	$1,203
Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2010	Green as of January 1, 2009	No	No	6/30/2012	2,373	1,683	1,467
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2010	Yellow as of February 1, 2009	No	No	1/31/2014	1,797	946	11
Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2010	Green as of January 1, 2009	No	No	5/31/2014	1,793	1,110	61
Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of March 31, 2011	Red as of March 31, 2010	Yes	Yes (1)	1/31/2014	1,658	754	126
So Cal Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2010	Yellow as of January 1, 2009	Yes	No	6/30/2014	1,506	1,066	1,230
Pipe Trades District Council No. 36 Trust Funds	94-6082956/001	Yellow as of January 1, 2010	Yellow as of January 1, 2009	Yes	No	9/30/2012	1,506	199	22
Northern California Pipe Trades Pension Plan	94-3190386/002	Green as of January 1, 2010	Green as of January 1, 2009	No	No	6/30/2012	1,475	283	646
Pension Trust Fund for Operating Engineers	94-6090764/001	Yellow as of January 1, 2011	Yellow as of January 1, 2010	Yes	No	6/15/2013	1,288	508	608
Operating Engineers Trust Funds	95-6032478/001	Red as of July 1, 2011	Red as of July 1, 2010	Yes	Yes (2)	6/30/2013	771	531	547
Central States, Southeast, and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2011	Red as of January 1, 2010	Yes	No	4/13/2012 (3)	694	463	—
				Contributions for significant plans			$18,362	$8,780	$5,921

				Contributions to other multiemployer plans			5,820	3,810	4,003

				Total contributions made			$24,182	$12,590	$9,924

(1)   Temporary surcharge of 5% of total contributions imposed during the period June 1, 2010 through December 31, 2010. Effective January 1, 2011, the surcharge was increased to 10% of total contributions. Under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the plan adopted to amortize the fund’s 2008 investment losses over a 29 year period (rather than 15 years) and the 2008 investment losses will be recognized for funding purposes over a 10 year smoothing period (rather than 5 years). During this period, benefits cannot be increased.

(2)   Temporary surcharge of 5% of total contributions imposed during the period July 1, 2010 through June 30, 2011. Effective July 1, 2011 through June 30, 2012, the surcharge was increased to 10% of total contributions.

(3)   The collective bargaining agreement expired December 31, 2011, but was extended to April 13, 2012.  On November 2, 2011, the Company notified the Central States, Southeast and Southwest Areas Pension Plan that the Company withdrew from the plan.  The Company recognized a withdrawal liability of $5.0 million in 2011.

Note 18—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, up to the Internal Revenue Service (“IRS”) prescribed annual limit. The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan.  The Company’s contribution to this plan for the years ended December 31, 2011, 2010 and 2009 aggregated in amounts equal to $1,963, $1,734 and $825, respectively.

Effective January 1, 2011, the members of the JCG 401(k) plan became eligible for entry into the Company plan and the JCG plan was terminated.  Additionally, effective October 1, 2011, the members of the Rockford 401(k) plan became eligible for entry into the Company plan and the Rockford plan was terminated.

Born Heaters Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion will be contributed by the employee, whereas the Company portion is paid in the DPSP. Under this plan, the company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2011, 2010 and 2009 was $78, $86 and $83, respectively.

The Company has no other post-retirement benefits.

Note 19—Deferred Compensation Agreements

Primoris Long-Term Retention Plan—The Company adopted a long-term incentive plan for certain senior managers and executives.  The voluntary plan, if elected by the participant, provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2011 and 2010 was $4,281 and $2,585.

Participants in the long term incentive plan can also participate, on an elective basis, in a stock purchase plan.  In 2012 and 2011, the participants were provided the opportunity to purchase Company common stock at a 25% discount to the market price for up to one sixth of the participant’s prior year earned bonus amount.  For 2012, the market price will be determined as the average closing price of the Company common stock during December 2011.

JCG Stakeholder Incentive Plan — In 2011 and 2010, JCG had a deferred compensation plan for senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2011 and 2010 was $1,600 and $1,562.

Note 20—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, also holds a majority interest in SIGI and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the years ended December 31, 2011, 2010 and 2009, the Company paid $910, $892 and $834, respectively, in lease payments to SIGI for the use of these properties.

Prior to March 31, 2009, the Company leased an airplane from SIGI for business use. During the year ended December 31, 2009, the Company paid $70 in lease payments to SIGI for the use of the airplane. This lease commenced on May 1, 2004 and was terminated on March 31 2009, when SIGI sold the airplane.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was completed in November 2011 and the Company recognized revenues of $5,680 in 2011.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager at our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the years ended December 31, 2011, 2010 and 2009 Primoris paid $277, $252 and $282, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the year ended December 31, 2011, Primoris paid $90 in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $0, $83 and $16,566 in related party revenues during the years ended December 31, 2011, 2010 and 2009, respectively, on the OMPP joint venture.  The Company also recognized $0, $472 and $0 in related party revenues for the years ended December 31, 2011, 2010 and 2009, respectively, from the St. - Bernard Levee Partners joint venture.  See Note 8— “Equity Method Investments”.

Note 21—Income Taxes

The components of the income tax provision from continuing operations are as shown in the following table:

	2011	2010	2009
Current provision (benefit)
Federal	$24,791	$18,491	$12,967
State	5,697	4,663	3,105
Foreign	621	1,081	1,230
	$31,109	$24,235	$17,302

Deferred provision (benefit)
Federal	6,488	(1,951)	516
State	849	(189)	84
Foreign	(122)	(36)	(46)
	7,215	(2,176)	554
Change in valuation allowance	(150)	—	494
Total	$38,174	$22,059	$18,350

A reconciliation of income tax expense from continuing operations to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income from continuing operations is as follows:

	2011	2010	2009
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	4.33%	4.52%	4.34%
Foreign tax credit	(0.52)%	(1.88)%	(2.59)%
Canadian income tax	0.52%	1.88%	2.59%
Domestic production activities deduction	(2.79)%	(3.30)%	(1.67)%
Other items	2.92%	3.40%	0.47%
Effective tax rate from continuing operations	39.46%	39.62%	38.14%

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

During 2009, the Company recognized a capital loss related to the sale of its equity interest in ARB Avenal.  A valuation allowance of $344 has been provided against the Company’s deferred tax for its capital loss carryforward as the Company believes that it is more likely than not that this capital loss will not be realized.  The Company’s determination that it will not fully realize this deferred tax asset is based upon the Company’s future unlikelihood of generating sufficient capital gains.  No valuation allowance has been provided to the Company’s remaining deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Accrued workers compensation	$4,023	$2,515
Insurance reserves	2,657	2,245
Other accrued liabilities	6,604	6,400
State income taxes	1,605	493
Capital loss carryforward	344	494
Foreign tax credit	644	390
Valuation allowance	(344)	(494)
Total deferred tax assets	15,533	12,043
Deferred tax liabilities
Depreciation and amortization	(24,659)	(14,592)
Prepaid expenses and other	(1,294)	(418)
Total deferred tax liabilities	(25,953)	(15,010)
Total	$(10,420)	$(2,967)

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

As of December 31, 2011 and 2010, there are no material unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

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

Note 22—Earnings Per Share

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Numerator:
Income from continuing operations	$58,559	$33,616	$29,761
Net income	$58,559	$33,616	$25,912

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	50,707	42,694	31,937
Dilutive effect of warrants and units (1)	51	908	961
Dilutive effect of contingently issuable shares (2)	386	989	1,225
Dilutive effect of shares issued to independent directors	9	—	—
Dilutive effect of JCG convertible preferred shares (3)	—	2,287	295
Weighted average shares for computation of diluted earnings per share	51,153	46,878	34,418

Basic:
Income from continuing operations per share	$1.15	$0.79	$0.93
Earnings per share	$1.15	$0.79	$0.81
Diluted:
Income from continuing operations per share	$1.14	$0.72	$0.86
Earnings per share	$1.14	$0.72	$0.75

(1)         Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 23 — “Stockholders’ Equity”.

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

b)             The effect of 74,906 shares of common stock that were issued in March 2010 for attainment of certain financial targets per the merger agreement between Cravens and the Company.  The seller and the Company entered into an agreement during 2010 terminating all future earnout contingencies.

c)              A total of 1,095,646 shares were issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

d)             A total of 494,095 shares were issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

e)              The Rockford purchase agreement provided for additional performance targets for 2011 and 2012.  The Company determined that the 2011 target was met as of September 30, 2011, which provided for a cash payment and a stock payout.  The stock component of the earnout was based on the Company’s average closing stock price (as defined in the purchase agreement) during December 31, 2011 of $14.83 per share and is anticipated to result in 232,637 shares issued in March 2012.  The 2012 contingent earnout will be paid in cash if the target is met.

(3)         Represents the dilutive effect of the conversion of preferred stock into 8,185,278 shares of common stock.  The conversion was approved at a special meeting of the stockholders held on April 12, 2010.

Note 23—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,059,132 and 49,359,600 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011, there were 253 holders of record of our common stock.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 14,825 shares of common stock on August 2, 2011.

In March 2011, 94,966 shares of common stock were purchased by our senior managers and executives under the Primoris Long-term Retention Plan.

As of December 31, 2011, there were 1,410,209 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan. As of December 31, 2011, there were no stock options, SARS or restricted shares of stock issued or outstanding for shares of common stock.

Contingent shares of common stock

Former Primoris Contingent Shares

The Company achieved specified financial milestones for both 2008 and 2009 per the merger agreement between Rhapsody and Former Primoris.  In March 2009 a total of 2,500,025 shares of common stock were issued and 2,499,975 shares were issued in March 2010.  The amounts included 52,668 shares issued to two foreign managers in each of the two years and the Company recognized a charge of $390 and $375 in 2009 and 2008, respectively, for the earnout shares the two foreign managers received.

JCG Contingent Shares

A total of 1,095,646 shares were issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

Cravens Contingent Shares

A total of 74,906 shares of common stock were issued in March 2010 for attainment of certain financial targets per the merger agreement between Cravens and the Company.  The seller and the Company entered into an agreement during 2010 terminating all future earnout contingencies.

Rockford Contingent Shares

A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  The purchase agreement provided for additional performance targets for 2011 and 2012.  The Company determined that the 2011 earnout target was achieved and recorded the full value of the $6,900 liability.  In March 2012, the liability is anticipated to be settled by issuing 232,637 shares of common stock to the sellers, and making a cash payment.  The stock component of the earnout was based on the Company’s average closing stock price during the month of December 31, 2011 of $14.83 per share.  The 2012 contingent earnout will be paid in cash if the target is met.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock to JCG’s former members.  On April 12, 2010, at a special meeting of the Company’s stockholders, the stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into 8,185,278 shares of common stock.  There are no shares of Preferred Stock outstanding at December 31, 2011.

Note 24—Warrants and Purchase Options For Purchase of Stock

Warrants

As of December 31, 2011, there were no warrants outstanding.

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

Note 25—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below:

	Year Ended December 31, 2011
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$359,645	$351,956	$375,483	$373,066
Gross profit	40,630	41,406	52,121	51,046
Net income	12,278	14,462	19,348	12,471

Earnings per share:
Basic earnings per share	$0.25	$0.28	$0.38	$0.24
Diluted earnings per share	$0.24	$0.28	$0.38	$0.24

Weighted average shares outstanding
Basic	49,675	51,044	51,054	51,059
Diluted	51,051	51,154	51,054	51,292

	Year Ended December 31, 2010
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$174,982	$203,187	$230,357	$333,239
Gross profit	24,473	26,636	27,880	43,800
Net income	6,698	7,087	7,577	12,254

Earnings per share:
Basic earnings per share	$0.20	$0.16	$0.17	$0.25
Diluted earnings per share	$0.15	$0.16	$0.17	$0.24

Weighted average shares outstanding
Basic	33,202	43,163	44,887	49,360
Diluted	45,544	45,407	45,528	50,928

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (15)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (18)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.2	Specimen Common Stock Certificate (9)

Exhibit 10.1	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#) (7)

Exhibit 10.2	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(7)

Exhibit 10.3	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(7)

Exhibit 10.4	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(7)

Exhibit 10.5	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(10)

Exhibit 10.6	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.7	2008 Long-Term Equity Incentive Plan (#)(11)

Exhibit 10.8	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (7)

Exhibit 10.9	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.10	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.11	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.12

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.13	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.14	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.15	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.16	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.17	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.18	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.19	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.20	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.21	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.22	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.23	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.24	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.25	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (14)

Exhibit 10.26	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (16)

Exhibit 10.27	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (19)

Exhibit 10.28	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (19)

Exhibit 10.29	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (19)

Exhibit 10.30

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (19)

Exhibit 10.31

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (19)

Exhibit 10.32

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (19)

Exhibit 10.33

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (19)

Exhibit 10.34	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.35	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.36	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.37	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (20)

Exhibit 10.38	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.39	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (23)

Exhibit 10.40	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (24)

Exhibit 10.41	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.42	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.43	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.44	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (24)

Exhibit 10.45

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (24)

Exhibit 10.46	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (24)

Exhibit 10.47	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.48	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.49	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.50	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (25)

Exhibit 10.51

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., Onquest, Inc., Onquest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (*)

Exhibit 14.1	Code of Ethics (21)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 2), as filed with the SEC on August 6, 2010, and which is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 12, 2009, and which is incorporated herein by reference.
(11)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on August 3, 2010, and which is incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and which is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference.
(22)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and which is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and which is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and which is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and which is incorporated herein by reference.