Form 10-Q
period 2012-03-31
Primoris Services Corp
filed 2012-05-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

At May 7, 2012, 51,478,006 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$134,480	$120,306
Short term investments	—	23,000
Customer retention deposits and restricted cash	35,376	31,490
Accounts receivable, net	156,696	187,378
Costs and estimated earnings in excess of billings	33,012	41,866
Inventory	33,028	31,926
Deferred tax assets	10,659	10,659
Prepaid expenses and other current assets	8,454	13,252
Total current assets	411,705	459,877
Property and equipment, net	137,015	129,649
Investment in non-consolidated ventures	12,527	12,687
Intangible assets, net	33,875	32,021
Goodwill	103,569	94,179
Total assets	$698,691	$728,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,158	$106,725
Billings in excess of costs and estimated earnings	131,144	137,729
Accrued expenses and other current liabilities	59,860	59,923
Dividends payable	1,537	1,532
Current portion of capital leases	3,322	6,623
Current portion of long-term debt	13,448	13,870
Current portion of subordinated debt	3,223	15,167
Current portion of contingent earnout liabilities	6,924	3,450
Total current liabilities	309,616	345,019
Long-term capital leases, net of current portion	4,303	4,047
Long-term debt, net of current portion	51,315	55,852
Long-term subordinated debt, net of current portion	2,417	7,334
Deferred tax liabilities	21,079	21,079
Contingent earnout liabilities	12,202	9,268
Other long-term liabilities	10,913	10,882
Total liabilities	411,845	453,481
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,245,369 and 51,059,132 issued and outstanding at March 31, 2012 and December 31, 2011	5	5
Additional paid-in capital	152,968	150,003
Retained earnings	133,873	124,924
Total stockholders’ equity	286,846	274,932
Total liabilities and stockholders’ equity	$698,691	$728,413

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenues	$291,573	$359,645
Cost of revenues	253,977	319,015
Gross profit	37,596	40,630
Selling, general and administrative expenses	20,274	19,845
Operating income	17,322	20,785
Other income (expense):
Income from non-consolidated entities	1,057	826
Foreign exchange gain (loss)	(42)	36
Other expenses	(208)	(297)
Interest income	22	158
Interest expense	(1,101)	(1,371)

Income before provision for income taxes	17,050	20,137
Provision for income taxes	(6,564)	(7,859)
Net income	$10,486	$12,278
Earnings per share:
Basic	$0.21	$0.25
Diluted	$0.20	$0.24
Weighted average common shares outstanding:
Basic	51,096	49,675
Diluted	51,337	51,051

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,486	$12,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,424	5,903
Amortization of intangible assets	1,746	2,765
(Gain) loss on sale of property and equipment	(339)	114
Income from non-consolidated entities	(1,057)	(826)
Non-consolidated entity distributions	1,260	1,088
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(3,886)	(3,081)
Accounts receivable	38,297	61,326
Costs and estimated earnings in excess of billings	9,494	(8,172)
Inventory, prepaid expenses and other current assets	3,946	7,309
Accounts payable	(20,141)	(7,245)
Billings in excess of costs and estimated earnings	(6,609)	(36,889)
Contingent earnout liabilities	208	297
Accrued expenses and other current liabilities	(737)	(1,585)
Other long-term liabilities	(12)	(2,585)
Net cash provided by operating activities	39,080	30,697
Cash flows from investing activities:
Purchase of property and equipment	(5,188)	(4,080)
Proceeds from sale of property and equipment	3,935	215
Purchase of short-term investments	—	(23,000)
Sale of short-term investments	23,000	26,000
Cash paid for acquisition	(19,228)	—
Net cash (used in) provided by investing activities	2,519	(865)
Cash flows from financing activities:
Repayment of capital leases	(6,058)	(1,172)
Repayment of long-term debt	(4,959)	(2,364)
Repayment of subordinated debt	(16,861)	(9,933)
Proceeds from issuance of common stock	1,985	822
Dividends paid	(1,532)	(1,234)
Net cash provided by (used by) financing activities	(27,425)	(13,881)
Net change in cash and cash equivalents	14,174	15,951
Cash and cash equivalents at beginning of the period	120,306	115,437
Cash and cash equivalents at end of the period	$134,480	$131,388

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash paid during the period for:
Interest	$951	$1,371

Income taxes, net of refunds received	$955	$2,056

Components of cash paid for acquisition:

Fair value of assets acquired	$28,524	$—
Estimated cash payment due sellers	(2,116)	—
Contingent liabilities	(6,200)	—
Common stock issued for acquisition	(980)	—
Cash paid for acquisition	$19,228	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Non-cash activities:
Accrued dividends declared	$1,537	$1,276

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations — Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Stellaris, LLC, James Construction Group LLC (“JCG”) and Rockford Corporation, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants, and construct multi-level parking structures, engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

On March 12, 2012, the Company executed an asset purchase agreement with Sprint Pipeline Services, L.P. (“Sprint”).  Headquartered in Pearland (near Houston), Texas, Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  The Company formed Primoris Energy Services Corporation, a Texas corporation, to facilitate the acquisition.  The purchase agreement allows the Company to use the Sprint name for three years.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, or “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim condensed consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “First Quarter 2012 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 5, 2012, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2011.

The interim financial information for the three-month periods ended March 31, 2012 and 2011 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this First Quarter 2012 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

For projects that were in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits related to the prior year, had current year estimates of costs to complete been known in the prior year.

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.   During the three months ending March 31, 2012, revenues generated by the top ten customers were $179.4 million, which represented 61.5% of total revenues during the period.  During that period, the Louisiana DOT represented 15.2% of total revenues and a large gas and electric utility represented 11.7% of total revenues. During the three months ending March 31, 2011, revenues generated by Rockford under the Ruby contract were $126.9 million, which represented 35.3% of total revenues during the period.  The Ruby contract was part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon. The contract was a cost reimbursable plus a fixed fee arrangement, and field work was substantially completed by the end of the third quarter 2011.

Multiemployer Plans — The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan and recorded a $5 million withdrawal liability as of December 31, 2011.  The Company has no plans to withdraw from any other agreements.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  The Company adopted ASU 2011-04 on January 1, 2012 which did not have a material impact on its consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”). ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. The Company adopted this standard on January 1, 2012 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2012:
Cash and cash equivalents	$134,480	$134,480	—	—
Assets at December 31, 2011:
Cash and cash equivalents	$120,306	$120,306	—	—
Short-term investments	$23,000	$23,000	—	—

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	March 31, 2012	December 31, 2011

Contracts receivable, net of allowance for doubtful accounts of $356 for March 31, 2012 and $363 for December 31, 2011	$136,378	$166,298
Retention	19,533	20,378
	155,911	186,676
Other accounts receivable	785	702
	$156,696	$187,378

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	March 31, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$2,504,362	$2,977,535
Provision for estimated loss on uncompleted contracts	2,234	917
Gross profit recognized	245,810	303,634
	2,752,406	3,282,086
Less: billings to date	(2,850,538)	(3,377,949)
	$(98,132)	$(95,863)

This amount is included in the accompanying consolidated balance sheet under the following captions:

	March 31, 2012	December 31, 2011

Costs and estimated earnings in excess of billings	$33,012	$41,866
Billings in excess of costs and estimated earnings	(131,144)	(137,729)
	$(98,132)	$(95,863)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), with Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine holds the remaining 50% membership interest in WesPac.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac will require unanimous approval from a management committee equally represented by Kealine and us.  The Company believes the ownership interest in WesPac will broaden our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2012	December 31, 2011

WesPac Energy, LLC
Balance sheet data
Assets	$18,292	$20,147
Liabilities	372	1,820
Net assets	$17,920	$18,327
Company’s equity investment in venture	$12,507	$12,415

	Three months ended March 31,
	2012	2011

Earnings data:
Revenue	$400	$—
Expenses	$216	$127
Earnings before taxes	$184	$(127)
Company’s equity in earnings	$92	$(63)

At the end of 2011, a major oil refining third party terminated two potential projects.  WesPac was entitled to reimbursement of certain costs incurred, but expensed $5.4 million of non-reimbursed project development costs and reserves for assets not recoverable.  In December 2011, the Company recorded its 50% share of the expense as required by the equity method of accounting.  The Company also recorded a reduction of $1.7 million of its $5.0 million basis difference, to recognize an estimate for an other than temporary decrease in the value of its basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.  In March 2012, the third party reimbursed WesPac for its share of the terminated project costs.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $4,200 and $3,934 to its equity holders during the three months ended March 31, 2012 and 2011, respectively, of which, the Company’s share, as calculated under the joint venture agreement, was $1,260 and $970 for the same periods in 2012 and 2011, respectively.  The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2012	December 31, 2011

St. — Bernard Levee Partners
Balance sheet data
Assets	$924	$5,677
Liabilities	854	4,771
Net assets	$70	$906
Company’s equity investment in venture	$21	$272

	Three months ended March 31,
	2012	2011

Earnings data:
Revenue	$3,435	$28,036
Expenses	$72	$24,676
Earnings before taxes	$3,363	$3,360
Company’s equity in earnings	$1,009	$783

Note 8 — Business Combinations

On March 12, 2012, the Company executed an asset purchase agreement with Sprint Pipeline Services, L.P. (“Sprint”).  Headquartered in Pearland (near Houston), Texas, Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  The Company formed Primoris Energy Services Corporation, a Texas corporation, to facilitate the acquisition.  The purchase agreement allows the Company to use the Sprint name for three years.

The fair value of the consideration transferred to selling shareholders consisted of the following:

Cash	$19,228
Estimated cash payment due sellers	2,116
Company common stock	980
Earnout consideration	6,200
$28,524

On the closing date, we paid the sellers $19,228 in cash.  The purchase agreement requires a final adjustment for the net book value of assets acquired at closing.  At March 31, 2012, we accrued an additional $2,116 for the assets purchased.  Both parties are reviewing the estimate, and we expect to make a final payment in the second quarter of 2012.

We issued the sellers 62,052 shares of our common stock with a contractually agreed upon value of $1,000 based on the average closing price of our common stock for the 20 business days prior to the closing date.  The fair value of the stock issued was $980 based on the stock price on the closing date.

As part of the acquisition, the Company agreed to issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.  As discussed in Note 12 — “Contingent Earnout Liabilities”, the estimated fair value of the contingency was $6,200 on the acquisition date, and $6,233 as of March 31, 2012.

The acquisition of Sprint was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired are measured at their estimated fair value at the acquisition date.

The following table summarizes the fair value of the assets acquired and the liabilities assumed:

Accounts receivable	$7,614
Costs and estimated earnings in excess of billings	640
Inventory and other assets	251
Property, plant and equipment	11,248
Intangible assets	3,600
Goodwill	9,389
Accounts payable	(1,458)
Capital lease obligations	(2,063)
Other accrued liabilities	(697)
$28,524

The significant identifiable tangible assets include primarily accounts receivable and property, plant and equipment.  The Company determined that the book value of accounts receivable reflects fair value of those assets.  The Company estimated the fair value of fixed assets on the effective date of the acquisition.  The valuations were based on comparable market values for equipment of similar condition and age.

We requested the assistance of third-parties to determine the fair value of the intangible assets acquired for the acquisition.  Because of the short period of time from the date of the Sprint acquisition to the end of the quarter and because the final purchase price has not yet been finalized, the final determination of the assessment of the fair value of the assets acquired and liabilities assumed has not been completed.

The following valuation estimates are preliminary and subject to change. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible assets categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

	Amortization	Estimated
	Period	Fair Value
Tradename	3 years	$700
Non-compete agreements	5 years	$450
Customer relationship	10 years	$2,450
Total		$3,600

The fair value of the tradename was determined based on the “relief from royalty” method, which was selected based on external research of third party trade name licensing agreements and their royalty rate levels and management estimates.  The useful life was based on the agreement providing for the use of the Sprint tradename for three years.

The fair value for the non-compete agreements was based on a discounted “income approach” model, including estimated financial results with and without the non-compete agreements in place.  The agreements were analyzed based on the potential impact of competition that certain individuals could have on the financial results, assuming the agreements were not in place.  An estimate of the probability of competition was applied and the results were compared to a similar model assuming the agreements were in place.

The customer relationships were valued utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill largely consists of expected benefits from the geographic expansion and presence of Sprint in the Gulf Coast of the United States and its energy-related opportunities for specialized pipeline construction and related services.  Goodwill also includes the value of the assembled workforce of the Sprint business.  Based on the current tax treatment of the Sprint acquisition, goodwill and other intangible assets are deductible for income tax purposes over a fifteen-year period.

Note 9—Intangible Assets

At March 31, 2012 and December 31, 2011, intangible assets totaled $33,875 and $32,021, respectively, net of amortization.  The March 31, 2012 balance includes the effect of the Sprint acquisition (See Note 8).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	March 31,	December 31,
	Period	2012	2011
Tradename	3 to 10 years	$18,919	$18,791
Non-compete agreements	5 years	$4,780	$4,695
Customer relationships	5 to 10 years	$10,176	$8,181
Backlog	0.75 to 2.25 years	$—	$354
Total		$33,875	$32,021

Amortization expense of intangible assets was $1,746 and $2,765 for the three months ended March 31, 2012 and 2011, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2012 (remaining nine months)	$5,593
2013	5,233
2014	4,938
2015	3,843
2016	3,539
Thereafter	10,729
$33,875

Note 10—Accounts Payable and Accrued Liabilities

At March 31, 2012 and December 31, 2011, accounts payable included retention amounts of approximately $14,786 and $13,980, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2012	December 31, 2011

Payroll and related employee benefits	$23,298	$29,110
Insurance, including self-insurance reserves	18,019	18,732
Reserve for project costs	4,252	524
Provision for estimated losses on uncompleted contracts	2,234	917
Corporate income taxes and other taxes	2,110	1,546
Accrued overhead cost	1,883	1,819
Current liabilities of discontinued operations	733	733
Other	6,439	6,542
	$59,860	$59,923

Note 11—Credit Arrangements

As of March 31, 2012, the Company had a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•                   a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2014; and

•                   a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 25, 2012.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of March 31, 2012 and December 31, 2011, total commercial letters of credit outstanding under Revolving Loan A totaled $4,603 and $4,009, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011.  At March 31, 2012, available borrowing capacity under Revolving Loan A was $15,397 and under Revolving Loan B was $15,000.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants as of March 31, 2012.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of March 31, 2012 and December 31, 2011, total commercial letters of credit outstanding under this credit facility totaled $1,432 and $4,036 in Canadian dollars, respectively.  As of March 31, 2012, the available borrowing capacity under this credit facility was $8,568 in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, Born Heaters Canada.  As of March 31, 2012, the Company was in compliance with the bank covenant.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  At March 31, 2012 and December 31, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $3,823 and $3,823, respectively, and is included as part of customer retention deposits and restricted cash on the balance sheet.

Subordinated Promissory Note — Rockford.  In connection with the acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”) on November 12, 2010 in favor of the sellers of Rockford with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 of the Rockford Note was designated as “Note A,” and approximately $7,043 of the note was designated as “Note B.”  Note B was paid in full on March 10, 2011.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over its life. During the first 12 months, Note A bore interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At March 31, 2012, a total of $5,640 was outstanding.

Note A may be prepaid in whole or in part at any time.  If we complete an equity financing while Note A is outstanding, we have agreed to use 15% of the net proceeds in excess of $10 million to prepay a portion or all of Note A.  In addition, we have agreed to use 33% of any cash proceeds raised in connection with incurrence of any indebtedness (other than under a bank line of credit or to finance operating expenses, equipment and capital expenditures) to prepay a portion or all of Note A.

While any amount is outstanding under Note A, we have agreed not to take certain actions without the prior written consent of the Rockford Note holders’ representative.  We have agreed not to: (i) incur any obligations for seller financing associated with the acquisition of a business without subordinating it to the Rockford Note, (ii) make any payment on outstanding indebtedness that has been subordinated to the Rockford Note, (iii) make any distribution or declare or pay any dividends (except for regular, quarterly dividends), and (iv) consummate any transaction that would require prepayment under the Rockford Note, if we are not permitted to do so by our senior lender and/or surety companies.

The sellers have entered into subordination agreements with our senior lender, bonding agency and the holders of the JCG Note, pursuant to which the Rockford Note is subordinated to amounts owed to our senior lender, bonding agencies and the holders of the JCG Note.

In November 2011, the Company placed $5 million in an interest bearing escrow account in lieu of making future payments in that amount to the holders of Rockford’s Note A.  As permitted by the terms of the Rockford Agreement, the amount will remain in escrow until resolution of a dispute related to a certain liability at the time of the closing of the transaction.  The Company has included this escrow amount on its March 31, 2012 balance sheet as “customer retention deposits and restricted cash.”

Subordinated Promissory Note — JCG.  In connection with the acquisition of JCG, the Company executed an unsecured, subordinated promissory note on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note was due and payable on December 15, 2014 and bore interest at differing rates until maturity.  The JCG note was paid in full on March 12, 2012.

Note 12 — Contingent Earnout Liabilities

Sprint Earnout Consideration

As part of the Sprint acquisition on March 12, 2012, the Company agreed to issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.

The 2012 earnout target is measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, for the remainder of the calendar year 2012.  If 2012 EBITDA is at least $7.0 million, we have agreed to pay $4.0 million in cash to the sellers.  The estimated fair value of the 2012 potential contingent consideration on the acquisition date was $3.45 million.

The 2013 earnout target provides for an additional cash payment of $4.0 million to the sellers if 2013 EBITDA is at least $7.75 million.  The estimated fair value of the 2013 potential contingent consideration on the acquisition date was $2,745.

At March 31, 2012, the estimated fair value of the potential contingent consideration for the 2012 earnout was $3,474 and for the 2013 earnout target, it was $2,759.

Rockford Earnout Consideration

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010, for the five quarters ending December 31, 2011 and for the year ended December 31, 2012. The maximum amount of this consideration was $18.4 million, which, when measured on a fair value basis as of the acquisition date, was estimated at $14.3 million and was classified as a liability on the Company’s consolidated balance sheet.

The 2010 earnout target for the fourth quarter 2010 was achieved, and in March 2011, the Company issued 494,095 shares of common stock to the sellers, reducing the liability and increasing stockholders’ equity.

The 2011 earnout target was achieved and the liability as of December 31, 2011 was $6,900.  In April 2012, the Company issued 232,637 shares of common stock to the sellers and made cash payment of $3.45 million.  The stock component of the earnout was based on the Company’s average closing stock price during the month of December 2011 of $14.83 per share.  The April 2012 cash payment reduced the liability, and the stock component reduced the liability and increased stockholders’ equity in the second quarter 2012.

A final contingent earnout liability exists for 2012 based on Rockford’s financial performance as measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, for the calendar year 2012.  If 2012 EBITDA is at least $14.0 million, we would pay $6.9 million in cash to the sellers in 2013.

At March 31, 2012, the estimated fair value of the potential contingent consideration for the 2012 earnout was $5,993, and it was $5,818 as of December 31, 2011.  The $175 change in the fair value of this liability was a non-cash charge to “other expense” in the consolidated statement of income for the three month period ended March 31, 2012.

JCG Earnout Consideration

As part of the JCG acquisition in December 2009, the Company agreed to issue shares of common stock equal to $10.2 million if JCG’s EBITDA, as defined in the purchase agreement, was equal to or greater than $35 million for the year ending December 31, 2010. The earnout contingency was achieved and in March 2011, the Company issued 1,095,602 shares of common stock to the sellers.

Note 13—Related Party Transactions

Primoris has entered into various transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, also holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.  Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the three months ended March 31, 2012 and 2011, the Company paid $231 and $224, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed at December 31, 2011.  During the three months ending March 31, 2012 the Company recognized related party revenues of $291 and $1,975 for the same period in the prior year.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the three months ended March 31, 2012 and 2011, Primoris paid $72 and $69, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the three months ended March 31, 2012 and 2011, Primoris paid $23 and $23, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 14—Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 38.50%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes and the “Domestic Production Activity Deduction”.

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

The Internal Revenue Service (“IRS”) is presently conducting an examination of our federal income tax returns for 2008 and 2009.  The tax years 2008 through 2011 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2006 through 2010 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

Note 15—Dividends and Earnings Per Share

On November 3, 2011, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on December 31, 2011.  The dividend, totaling $1,537, was paid on January 16, 2012.  On February 24, 2012, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on March 30, 2012.  The dividend, totaling $1,537, was paid on April 16, 2012.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Numerator:
Net income	$10,486	$12,278
Denominator:
Weighted average shares for computation of basic earnings per share	51,096	49,675
Dilutive effect of warrants and units (1)	—	7
Dilutive effect of contingently issuable shares (2)	233	1,325
Effect of shares issued to independent directors	8	—
Effect of employee purchased shares (3)	—	44
Weighted average shares for computation of diluted earnings per share	51,337	51,051

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.20	$0.24

(1)                      Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 16 — “Stockholders’ Equity”.

(2)                      Represents the dilutive effect of the following contingency arrangements which were met at the end of each year, but for which shares of common stock were not issued until the end of the first quarter:

a)              A total of 232,637 shares issued to Rockford’s former stockholders in April 2012 as a result of Rockford meeting a defined performance target in 2011.  The purchase agreement provides for additional performance targets for 2012, however, the consideration is for cash payments only.

b)             A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

c)              A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

(3)                      Represents the effect of 94,966 shares of common stock issued to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Incentive Plan.

Note 16—Stockholders’ Equity

Common stock — In March 2012, the Company issued 111,790 shares of common stock to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Incentive Plan.  The Company issued 12,395 shares of common stock in February 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, the Company issued 62,052 shares of common stock in March 2012.

In April 2012, the Company issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

The Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  The share repurchase program expires December 31, 2012.

Note 17—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2012 and 2011 amounted to $2,242 and $2,286, respectively, including amounts paid to related parties of $325 and $314, respectively.

Letters of credit — At March 31, 2012, the Company had letters of credit outstanding of $9,857 and at December 31, 2011, the Company had letters of credit outstanding of $11,798.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At March 31, 2012 and December 31, 2011, the Company had bid and completion bonds issued and outstanding totaling approximately $1,070,378 and $1,105,933, respectively.

Note 18—Reportable Operating Segments

The Company segregates the business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc. The segment also includes the operating results relating to the acquisition of certain assets and certain liabilities of Sprint Pipeline Services on March 12, 2012.

The West Construction Services segment includes the construction services performed in the western United States, primarily in the states of California and Oregon.  Entities included in West Construction Services are ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.

The Engineering segment includes the results of Onquest, Inc. and Born Heaters Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended March 31, 2012 and 2011 were as follows:

	For the three months ended March 31,
	2012		2011
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$121,850	41.8%	$128,079	35.6%
West Construction Services	158,031	54.2%	220,114	61.2%
Engineering	11,692	4.0%	11,452	3.2%
Total	$291,573	100.0%	$359,645	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2012 and 2011 were as follows:

	For the three months ended March 31,
	2012		2011
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$11,418	9.4%	$13,042	10.2%
West Construction Services	24,401	15.4%	24,764	11.3%
Engineering	1,777	15.2%	2,824	24.7%
Total	$37,596	12.9%	$40,630	11.3%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2012 and at December 31, 2011.

Segment	March 31, 2012	December 31, 2011

East Construction Services	$69,049	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$103,569	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the three months ended March 31, 2012 and 2011 were as follows:

	Revenues
	For the three months ended March 31,
	2012		2011		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2012	December 31, 2011

United States	$289,128	99.2%	$355,422	98.8%	$692,003	$719,028
Non-United States	2,445	0.8	4,223	1.2	8,258	9,385
Total	$291,573	100.0%	$359,645	100.0%	$700,261	$728,413

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (“First Quarter 2012 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2012 Report. You should read this First Quarter 2012 Report, our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this First Quarter 2012 Report.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of JCG in December 2009 and Rockford in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.  In March 2012, we acquired Sprint Pipeline Services, L.P. (“Sprint”), providing a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, highway and heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures.  In addition, we provide maintenance services, including inspecting, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities.  Through our subsidiary OnQuest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in the southeastern United States.

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this First Quarter 2012 Report.

Range of Services

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

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results of  Sprint since March 12, 2012.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California.  Entities included in West Construction Services are ARB Inc., ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.

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

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy and oil and gas industries, as well as on municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions.  Economic factors outside of our control affect the amount and size of contracts in any particular period.

We and our customers are operating in a challenging business environment in light of the on-going economic uncertainty and weak capital markets.  We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact Primoris’ ability to perform construction services.  The weather also limits our ability to bid for and perform pipeline integrity testing and routine maintenance for our utility customer’s underground systems since the systems are used for heating.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following winter.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles. As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters. We are also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions. Because of the cyclical nature of its business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of our financial condition or operating results for any other quarter or for an entire year.

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

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$291,573	100.0%	$359,645	100.0%
Gross profit	37,596	12.9%	40,630	11.3%
Selling, general and administrative expense	20,274	7.0%	19,845	5.5%
Operating income	17,322	5.9%	20,785	5.8%
Other income (expense)	(272)	(0.1)%	(648)	(0.2)%
Income before income taxes	17,050	5.8%	20,137	5.6%
Income tax provision	(6,564)	(2.2)%	(7,859)	(2.2)%
Net income	$10,486	3.6%	$12,278	3.4%

Revenues for the three months ended March 31, 2012 were $291.6 million, a decrease of $68.1 million, or 18.9%, compared to the same period in 2011.   The decrease in revenue was due primarily to the substantial completion of Rockford’s large Ruby pipeline project in August 2011 which resulted in a decrease in revenues of $114.4 million for the three months ended March 31, 2012 compared to the same period in 2011.  Excluding the impact of Ruby, revenues for the three months ended March 31, 2012 increased by $46.2 million, or 19.9%, compared to the same period in 2011.

Gross profit decreased by $3.0 million, or 7.5%, for the three months ended March 31, 2012 compared to the same period in 2011, as a result of the completion of the Ruby pipeline project in the prior year. Excluding the impact of the Ruby project, gross profit increased by $0.1 million.

Gross profit as a percent of revenues increased to 12.9% for the three months ended March 31, 2012, compared to 11.3% in the same period in 2011. The margins were favorably impacted primarily from an agreement that finalized all costs associated with the construction phase of the Ruby pipeline project.  Excluding the effect of the Ruby project, gross profit as a percentage of revenue was 10.6% in the first quarter of 2012, compared to 12.7% in the same period in 2011.

Geographic areas financial information

Revenue by geographic area for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$289,128	99.2%	$355,422	98.8%
Non—United States	2,445	0.8%	4,223	1.2%
Total revenues	$291,573	100.0%	$359,645	100.0%

All non-United States revenue has been generated in the Engineering Segment.  The table above reflects non-United States revenues generated through our Canadian subsidiary, Born Heaters Canada, ULC.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$121,850		$128,079
Gross profit	11,418	9.4%	13,042	10.2%

Revenue for the East Construction Services segment decreased by $6.2 million, or 4.9% for the three months ended March 31, 2012 compared to the same period in 2011.  The decrease was due primarily to decreased industrial work in the petrochemical sector in the Gulf Coast area.  This was partially offset by increased activity on the I-35 project in Texas and increased work on environmental treatment facilities in Florida.

Gross Profit for the East Construction Services segment decreased $1.6 million, or 12.5% for the three months ended March 31, 2012 primarily as a result of the decreased industrial work in the petrochemical sector, lower margins on heavy civil projects in Louisiana and the startup of the I-35 projects in Texas.

Gross Profit as a percent of revenues decreased to 9.4% during the three months ended March 31, 2012 from 10.2% in the prior year quarter, reflecting decreased margin percentages realized on heavy civil projects, primarily the startup of the I-35 projects in Texas.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$158,031		$220,114
Gross profit	24,401	15.4%	24,764	11.3%

Comparing the three months ending March 31, 2012 to March 31, 2011:  Revenue for the West Construction Services segment decreased by $62.1 million, or 28.2%.  The decrease was primarily due to the substantial completion of Rockford’s large Ruby pipeline project in third quarter 2011, which resulted in a decrease in revenues of $114.4 million.  Excluding the effect of the Ruby project, revenues increased by $52.3 million, or 56.2%.  The increase in revenues was primarily from our California underground business which increased by $41.8 million.  Additionally, revenues from our California industrial business increased by $15.1 million, which was partially offset by a $4.6 million decrease in the parking structure business.  A significant contributor to the underground business was pipeline integrity work for the major gas utilities, while work on power plants provided a significant increase to the industrial business.

Gross profit for the West Construction Services segment decreased by $0.4 million, or 1.5%.  As part of the finalization of the Ruby pipeline project, we entered into an agreement with the owner regarding project resolution and warranty work which reduced our anticipated contingency amount for the project.  As a result, we recognized a more modest net decrease in gross profit of $3.1 million in relation to the level of revenue decrease on the Ruby project.  Excluding the impact of the Ruby project, gross profit increased $2.7 million, which included a contingency reserve of $2.0 million for existing geological conditions on a large underground project.  The balance of the increase in gross profit was primarily due to increased revenues.

Gross profit as a percent of revenue increased to 15.4% during the three months ended March 31, 2012 from 11.3% in the same period in 2011, reflecting the Ruby pipeline project finalization with the owner of Ruby.  Excluding the effect of the Ruby project and the contingency reserve for the underground project, gross profit as a percent of revenue for the three months ended March 31, 2012 was 12.8%, compared to 14.6% in the same period of 2011. This decrease was due primarily to a reduction in revenues and gross profit in the parking structures business.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$11,692		$11,452
Gross profit	1,777	15.2%	2,824	24.7%

Revenue for the Engineering segment increased by $0.2 million, or 2.1%, for the three months ended March 31, 2012, compared to the same period in 2011.

Gross profit for the Engineering segment for the three months ended March 31, 2012 decreased to $1.8 million from $2.8 million for the same period in 2011, a decrease of $1.0 million, or 37.1%.  For the three months ended March 31, 2012, gross profit as a percent of revenues was 15.2% compared to 24.7% for the same period in 2011.  The decrease was due primarily to higher margin project closeouts in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $0.4 million, or 2.2%, for the three months ended March 31, 2012 compared to the same period in 2011. Of the total SG&A amount, approximately $0.8 million was as a result of the acquisition of Sprint.  Excluding the effect of Sprint, SG&A decreased $0.4 million for the three months ended March 31, 2012 compared to the same period in 2011.  The decrease in SG&A was primarily due to a decrease in employee compensation and related expenses of $0.6 million offset by an increase of $0.2 million in amortization of intangible assets.

SG&A as a percent of revenue increased to 7.0% for the three months ended March 31, 2012, from 5.5% for the same period in 2011 primarily as a result of the significant decrease in revenues.   Excluding the impact of the acquisition of Sprint, SG&A as a percentage of revenues was 6.7%.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$1,057	$826
Foreign exchange gain (loss)	(42)	36
Other income (expense)	(208)	(297)
Interest income	22	158
Interest (expense)	(1,101)	(1,371)
Total other income	$(272)	$(648)

The income from non-consolidated joint ventures for the three months ended March 31, 2012 was $1.1 million, which included $1.0 million income from the St.-Bernard Levee Partners joint venture, a construction project near New Orleans, Louisiana.  Income from the WesPac joint venture was $0.1 million.

Foreign exchange gains and losses for the three months ended March 31, 2012 and for the same period in 2011 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Other expense of $0.2 million for the three months ended March 31, 2012 represents the change in the estimated fair value of the contingent earnout liability for Rockford.

For the three months ended March 31, 2012, interest expense was $1.1 million compared to $1.4 million for the same period in 2011.  The decrease over the prior period was due primarily to final payoff of the JCG subordinated notes in March 2012.

Provision for income taxes

Our provision for income tax decreased $1.3 million for the three months ended March 31, 2012 to $6.6 million, compared to $7.9 million for the same period in 2011 primarily as a result of the lower revenues and profits during the first quarter of 2012.  To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The tax rate applied in the three months ended March 31, 2012 was 38.5% as compared to 39.0% for the same period in 2011.

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

At March 31, 2012, our balance sheet included cash and cash equivalents of $134.5 million.  We currently have the following credit facilities:

•                                 a $20 million credit facility that expires on October 26, 2014, under which we can issue letters of credit for up to $15 million.  At March 31, 2012, we have issued letters of credit of $4.6 million on this facility, resulting in $15.4 million in available borrowing capacity;

•                                 a $15 million credit facility, with the full borrowing amount available at March 31, 2012, which expires on October 25, 2012; and

•                                 a $10 million (Canadian dollars) facility for commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At March 31, 2012, $1.4 million of letters of credit (Canadian dollars) were outstanding, with $8.6 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Change in cash:
Net cash provided by operating activities	$39,080	$30,697
Net cash provided by (used in) investing activities	2,519	(865)
Net cash used in financing activities	(27,425)	(13,881)
Net change in cash and cash equivalents	$14,174	$15,951

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011	Change
	(Thousands)
Operating Activities:
Operating Income	$17,322	$20,785	$(3,463)
Depreciation	6,424	5,903	521
Amortization of intangible assets	1,746	2,765	(1,019)
Loss (Gain) on sale of property and equipment	(339)	114	(453)
Changes in assets and liabilities	20,560	9,375	11,185
Non-consolidated entity distributions	1,260	1,088	172
Foreign exchange gain (loss)	(42)	36	(78)
Other expense	(208)	(297)	89
Interest income	22	158	(136)
Interest expense	(1,101)	(1,371)	270
Provision for income taxes	(6,564)	(7,859)	1,295
Net cash provided by (used by) operating activities	$39,080	$30,697	$8,383

The significant components of the $20.6 million change in assets and liabilities from the December 31, 2011 balance sheet amounts are summarized as follows:

•                                                a $38.3 million decrease in accounts receivable. At March 31, 2012, accounts receivable represented 22.4% of total assets compared to 23.3% in the prior year.  We continue to have an excellent collection history for our receivables and maintain certain lien rights that can provide additional security for collection;

•                                                a $20.1 million decrease in accounts payable;

•                                                costs and estimated earnings in excess of billings decreased by $9.5 million;

•                                                billings in excess of costs and estimated earnings decreased by $6.6 million;

•                                                inventory, prepaid expenses and other current assets decreased by $3.9 million;

•                                                an increase of $0.2 million in contingent earnout liabilities;

•                                                accrued expenses and other current liabilities decreased by $0.7 million; and

•                                                a $3.9 million increase in customer retention deposits.

The decreases in accounts receivable and billings in excess of costs and estimated earnings are primarily related to the lower revenue volume in the three months ended March 31, 2012 compared to the same period in 2011.

Investing activities

During the three months ended March 31, 2012, we purchased property and equipment for $5.2 million in cash, compared to $4.1 million during the same period in 2011.  These purchases were principally for construction equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

As part of our cash management program, we sold $23.0 million in short term investments during the first quarter of 2012.  In the first quarter of 2011, we purchased $23 million and sold $26 million in short term investments.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

We periodically sell and acquire equipment, typically to update our equipment and vehicle fleet.  During the three months ended March 31, 2012, we received proceeds from the sale of used equipment of $3.9 million and $0.2 million for same period in 2011.  For the past few years, we have rented major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased.

In March 2012, we used $19.2 million in cash for the acquisition of Sprint.

Financing activities

Financing activities used $27.4 million of cash during the three months ended March 31, 2012. Significant transactions using cash flows from financing activities included:

•                                    $11.0 million in repayment of long-term debt and capital leases.

•                                    $16.9 million in repayment of the subordinated notes related to the JCG and Rockford acquisitions.  We paid in full the JCG subordinated notes on March 14, 2012.

•                                    Dividends of $1.5 million were paid to our stockholders (representing an annualized dividend rate of $0.12 per share of common stock or $0.03 per share of common stock).

•                                    $2.0 million was recorded as equity for the issuance of 111,790 shares purchased by our employees under the Primoris Long-Term Retention Plan, 12,395 shares were issued to our non-employee directors of the Board as part of their quarterly compensation, and 62,052 shares were issued as part of the purchase of Sprint.

Capital requirements

We believe that we will be able to support our ongoing working capital needs for the next twelve months using cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities.  In order to meet the needs of our continued growth, we intend to spend approximately $30 million during the calendar year 2012, primarily on purchases of construction equipment.

Common stock

In March 2012, we issued 111,790 shares of common stock to our managers and executives of the Company under a purchase arrangement within our Long-Term Incentive Plan.  The Company issued 12,395 shares of common stock in February 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, we issued 62,052 shares of common stock in March 2012.

In April 2012, we issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

The Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  The share repurchase program expires December 31, 2012.

Credit agreements

For a description of our credit agreements and subordinated notes payable, see Note 11 - Credit Arrangements in Item I of the Financial Statements.

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

Primoris leases properties located in Bakersfield, Pittsburg and San Dimas, California, and in Pasadena, Texas from SIGI. During the three months ended March 31, 2012 and 2011, the Company paid $0.23 million and $0.22 million, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed at December 2011.  During the three months ending March 31, 2012, the Company recognized related party revenues of $0.3 million and $1.98 million for the same period in the prior year.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the three months ended March 31, 2012 and 2011, Primoris paid $0.72 million and $0.69 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the three months ended March 31, 2012 and 2011, Primoris paid $0.23 million and $0.23 million, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at March 31, 2012 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$72,388	$16,769	$32,183	$22,005	$1,431
Interest on debt and capital lease obligations (1)	5,162	1,988	2,438	718	18
Subordinated debt (2)	5,640	3,223	2,417	—	—
Escrowed cash related to subordinated debt (2)	(5,000)	(2,583)	(2,417)	—	—
Interest on subordinated debt (1)	381	301	80	—	—
Equipment operating leases	10,066	3,138	4,198	2,730	—
Real property leases	13,415	2,667	4,037	2,832	3,879
Real property leases—related parties	7,553	1,449	2,773	1,437	1,894
	$109,605	$26,952	$45,709	$29,722	$7,222

Stand-by letters of credit	$9,857	$6,251	$3,606	$—	$—

(1)   The interest amount assumes principal payments are made as originally scheduled in the obligations.

(2)   In November 2011, the Company placed $5.0 million in an interest bearing escrow account. As permitted by the terms of the subordinated note agreement, the amount will remain in escrow until resolution of a dispute related to a certain liability at the time of the Rockford acquisition.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At March 31, 2012, we had letters of credit outstanding of $9.9 million.

•                  Equipment operating leases with a balance of $10.1 million at March 31, 2012.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2012, we had $1.1 billion in outstanding bonds.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, relate to fixed price contracts, revenue recognition, income taxes, goodwill, long-lived assets and reserve for uninsured risks.  There have been no material changes to our critical accounting policies since December 31, 2011.

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

Backlog changes by operating segment at December 31, 2011 and March 31, 2012 were as follows, in thousands:

Segment:	Beginning Backlog as of December 31, 2011	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at March 31, 2012	Revenue Recognized from Non-Backlog Projects	Total Revenue for 3 months ended March 31, 2012

East Construction Services	$813,316	$61,788	$106,345	$768,759	$15,505	$121,850
West Construction Services	326,845	117,465	114,470	329,840	43,561	158,031
Engineering	25,402	8,893	10,747	23,548	945	11,692
Total	$1,165,563	$188,146	$231,562	$1,122,147	$60,011	$291,573

As of March 31, 2012, our total backlog was $1.12 billion representing a decrease of $43.4 million, or 3.7%, from $1.17 billion as of December 31, 2011.  We expect that approximately 60% of the total backlog at March 31, 2012 will be recognized as revenue during the remainder of 2012, with $418 million expected for the East Construction Services segment, $234 million for the West Construction Services segment and $20 million for the Engineering segment.

Backlog should not be considered a comprehensive indicator of future revenues, as a percentage of our revenues are derived from projects that are not part of a backlog calculation.

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

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter-parties that are generally financial institutions in a manner to limit significant exposure with any one party.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2012 and December 31, 2011 due to the generally short maturities of these items. At March 31, 2012, we had no short-term investments.  As of December 31, 2011, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

At March 31, 2012, all of our long-term debt was under fixed interest rates.

At March 31, 2012, we had no derivative financial instruments.  We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2012, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As part of the consideration for the acquisition of Sprint, the Company issued 62,052 shares of unregistered common stock in March 2012.

In April 2012, the Company issued 232,637 shares of unregistered common stock to the Rockford sellers as a result of Rockford meeting a 2011 defined performance target under the Purchase Agreement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Sixth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
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

PRIMORIS SERVICES CORPORATION

Date: May 9, 2012	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Sixth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

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