Form 10-Q
period 2012-06-30
Primoris Services Corp
filed 2012-08-08
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

At August 7, 2012, 51,388,406 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$119,286	$120,306
Short term investments	—	23,000
Customer retention deposits and restricted cash	40,168	31,490
Accounts receivable, net	175,082	187,378
Costs and estimated earnings in excess of billings	45,473	41,866
Inventory and uninstalled contract materials	34,881	31,926
Deferred tax assets	10,659	10,659
Prepaid expenses and other current assets	10,715	13,252
Total current assets	436,264	459,877
Property and equipment, net	151,345	129,649
Investment in non-consolidated entities	12,481	12,687
Intangible assets, net	32,428	32,021
Goodwill	103,569	94,179
Total assets	$736,087	$728,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,752	$106,725
Billings in excess of costs and estimated earnings	131,688	137,729
Accrued expenses and other current liabilities	66,292	59,923
Dividends payable	1,542	1,532
Current portion of capital leases	3,535	6,623
Current portion of long-term debt	15,244	13,870
Current portion of subordinated debt	3,223	15,167
Current portion of contingent earnout liabilities	9,755	3,450
Total current liabilities	339,031	345,019
Long-term capital leases, net of current portion	4,089	4,047
Long-term debt, net of current portion	58,970	55,852
Long-term subordinated debt, net of current portion	1,777	7,334
Deferred tax liabilities	21,079	21,079
Long-term contingent earnout liabilities, net of current portion	2,842	9,268
Other long-term liabilities	8,813	10,882
Total liabilities	436,601	453,481
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,388,406 and 51,059,132 issued and outstanding at June 30, 2012 and December 31, 2011	5	5
Additional paid-in capital	155,417	150,003
Retained earnings	144,064	124,924
Total stockholders’ equity	299,486	274,932
Total liabilities and stockholders’ equity	$736,087	$728,413

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$337,436	$351,956	$629,009	$711,601
Cost of revenues	293,432	310,550	547,409	629,565
Gross profit	44,004	41,406	81,600	82,036
Selling, general and administrative expenses	23,396	20,477	43,670	40,322
Operating income	20,608	20,929	37,930	41,714
Other income (expense):
Income (loss) from non-consolidated entities	(171)	4,400	886	5,226
Foreign exchange loss	(6)	(72)	(48)	(36)
Other expense	(371)	(306)	(579)	(603)
Interest income	25	100	47	258
Interest expense	(1,006)	(1,353)	(2,107)	(2,724)

Income before provision for income taxes	19,079	23,698	36,129	43,835
Provision for income taxes	(7,346)	(9,236)	(13,910)	(17,095)
Net income	$11,733	$14,462	$22,219	$26,740

Earnings per share:
Basic	$0.23	$0.28	$0.43	$0.53
Diluted	$0.23	$0.28	$0.43	$0.52
Weighted average common shares outstanding:
Basic	51,435	51,044	51,386	50,363
Diluted	51,435	51,154	51,386	51,111

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$22,219	$26,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,557	12,043
Amortization of intangible assets	3,193	5,532
Gain on sale of property and equipment	(1,776)	(37)
Income from non-consolidated entities	(886)	(5,226)
Non-consolidated entity distributions	1,260	5,997
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(8,678)	(5,001)
Accounts receivable	20,813	53,023
Costs and estimated earnings in excess of billings	(2,983)	(16,309)
Other current assets	206	(1,466)
Accounts payable	(2,056)	1,303
Billings in excess of costs and estimated earnings	(6,455)	(33,723)
Contingent earnout liabilities	(2,871)	603
Accrued expenses and other current liabilities	6,397	10,743
Other long-term liabilities	(2,237)	(2,285)
Net cash provided by operating activities	39,703	51,937
Cash flows from investing activities:
Purchase of property and equipment	(12,409)	(10,810)
Proceeds from sale of property and equipment	6,731	997
Purchase of short-term investments	—	(23,000)
Sale of short-term investments	23,000	26,000
Cash paid for acquisitions	(35,131)	—
Net cash used in investing activities	(17,809)	(6,813)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,776	2,500
Repayment of capital leases	(7,075)	(2,680)
Repayment of long-term debt	(8,284)	(7,900)
Repayment of subordinated debt	(17,501)	(13,474)
Proceeds from issuance of common stock	1,240	822
Purchase of Unit Purchase Option	—	(2,030)
Dividends paid	(3,069)	(2,510)
Repurchase of common stock	(1,001)	—
Net cash used in financing activities	(22,914)	(25,272)
Net change in cash and cash equivalents	(1,020)	19,852
Cash and cash equivalents at beginning of the period	120,306	115,437
Cash and cash equivalents at end of the period	$119,286	$135,289

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash paid during the period for:
Interest	$1,588	$2,724

Income taxes, net of refunds received	$11,081	$12,693

Components of cash paid for acquisitions:

Fair value of assets acquired — Sprint	$28,377	$—
Fair value of assets acquired — Silva	14,109
Cash payment due sellers	(175)
Contingent liabilities	(6,200)	—
Common stock issued for acquisition	(980)	—
Cash paid for acquisitions	$35,131	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$1,046	$—

Accrued dividends declared	$1,542	$1,276

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Business Activity

Organization and operations — Primoris Services Corporation and its wholly-owned subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc., Onquest, Inc., Born Heaters Canada, ULC, Cardinal Contractors, Inc., GML Coatings, LLC, Stellaris, LLC, James Construction Group LLC (“JCG”) and Rockford Corporation, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

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

On May 30, 2012, the Company executed an asset purchase agreement with Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, or “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month periods ended June 30, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Second Quarter 2012 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 5, 2012, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2011.

The interim financial information for the three-month and six-month periods ended June 30, 2012 and 2011 has been prepared on the same basis as the audited consolidated financial statements; however, the financial statements contained in this Second Quarter 2012 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The interim financial information is unaudited.  In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition — The Company typically structures contracts as unit-price, time and material, fixed-price or cost reimbursable plus fee. Revenue is recognized on the cost-on-total-cost percentage-of-completion method for fixed price contracts.  In the percentage-of-completion method, estimated revenues and resulting contract income is calculated based on the total costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenues and income, can be impacted by changes in any of the following: productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.

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

Significant revision in contract estimate — As previously discussed, revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate the revenue to be recognized. Total estimated costs, and thus contract income, are impacted by many factors.

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

During the three-months and six-months ending June 30, 2012, revenues generated by the top ten customers were $184.8 million and $364.2 million, respectively, which represented 54.8% and 57.9%, respectively of total revenues during the periods.  During the three and six month periods ending June 30, 2012, the Louisiana DOT represented 11.6% and 13.3%, respectively, of total revenues and a large gas and electric utility represented 12.1% and 11.9%, respectively, of total revenues. During the three and six months ending June 30, 2011, revenues generated by Rockford under the Ruby contract were $89.5 million and $216.4 million, respectively, which represented 25.4% and 30.4%, respectively, of total revenues during the periods.  The Ruby contract was part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon for which field work was substantially completed by the end of the third quarter 2011.

At June 30, 2012, approximately 6.8% of the Company’s accounts receivable were due from one customer, and that customer provided 4.1% of the Company’s revenues for the six months ended June 30, 2012.  At June 30, 2011, approximately 4.9% of the Company’s accounts receivable were due from one customer, and that customer provided 30.4% of the Company’s revenues for the six months ended June 30, 2011

Multiemployer plans — The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan and recorded a $5 million withdrawal liability as of December 31, 2011.  At this time, the Company has no plans to withdraw from any other agreements.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  The Company adopted ASU 2011-04 on January 1, 2012, which did not have a material impact on its consolidated financial statements.

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

Intangible Asset Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary.  If the qualitative assessment reveals that it is “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required.  Otherwise, no quantitative calculation, as outlined in Subtopic 350-30 is necessary.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt this standard on October 1, 2012.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2012:
Cash and cash equivalents	$119,286	$119,286	—	—
Assets at December 31, 2011:
Cash and cash equivalents	$120,306	$120,306	—	—
Short-term investments	$23,000	$23,000	—	—

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

Other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	June 30, 2012	December 31, 2011

Contracts receivable, net of allowance for doubtful accounts of $ 411 for June 30, 2012 and $363 for December 31, 2011	$155,454	$166,298
Retention	18,315	20,378
	173,769	186,676
Other accounts receivable	1,313	702
	$175,082	$187,378

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	June 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$2,828,550	$2,977,535
Reserve for estimated losses on uncompleted contracts	337	917
Gross profit recognized	283,374	303,634
	3,112,261	3,282,086
Less: billings to date	(3,198,476)	(3,377,949)
	$(86,215)	$(95,863)

This amount is included in the accompanying consolidated balance sheet under the following captions:

	June 30, 2012	December 31, 2011

Costs and estimated earnings in excess of billings	$45,473	$41,866
Billings in excess of costs and estimated earnings	(131,688)	(137,729)
	$(86,215)	$(95,863)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine holds the remaining 50% membership interest in WesPac. We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac will require unanimous approval from a management committee equally represented by Kealine and us.  The Company believes the ownership interest in WesPac will broaden our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2012	December 31, 2011

WesPac Energy, LLC
Balance sheet data
Assets	$17,891	$20,147
Liabilities	288	1,820
Net assets	$17,603	$18,327
Company’s equity investment	$12,348	$12,415

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Earnings data:
Revenue	$111	$—	$511	$—
Expenses	$428	$11	$644	$138
Earnings before taxes	$(317)	$(11)	$(133)	$(138)
Company’s equity in earnings	$(159)	$(6)	$(67)	$(69)

At the end of 2011, a major oil refining third party terminated two potential projects.  WesPac expensed $5.4 million.  In March 2012, the third party reimbursed WesPac for its share of the terminated project costs.

In December 2011, the Company recorded its 50% share of expenses required by the equity method of accounting.  The Company also reduced its $5.0 million basis difference by $1.7 million to recognize an estimate for an other than temporary decrease in the value of its basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $4,200 and $22,892 to its equity holders during the six months ended June 30, 2012 and 2011, respectively, of which, the Company’s share, as calculated under the joint venture agreement, was $1,260 and $5,880 for the same periods in 2012 and 2011, respectively.  The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2012	December 31, 2011

St. — Bernard Levee Partners
Balance sheet data
Assets	$483	$5,677
Liabilities	40	4,771
Net assets	$443	$906
Company’s equity investment	$133	$272

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Earnings data:
Revenue	$499	$27,674	$3,934	$55,710
Expenses	$126	$8,757	$198	$33,433
Earnings before taxes	$373	$18,917	$3,736	$22,277
Company’s equity in earnings	$112	$4,406	$1,121	$5,189

Note 8 — Business Combinations

Sprint Pipeline Services, L.P.

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

The fair value of the consideration transferred to selling shareholders consisted of the following:

Cash consideration	$21,197
Company common stock	980
Earnout consideration	6,200
Total consideration	$28,377

On the closing date, we paid the sellers $19,228 in cash and in the second quarter paid an additional $1,969 once a final valuation of the net book value of assets purchased was completed.

We issued the sellers 62,052 shares of our common stock with a contractually agreed upon value of $1,000 based on the average closing price of our common stock for the 20 business days prior to the closing date.  The fair value of the stock issued was $980 based on the stock price on the closing date.

As part of the acquisition, the Company agreed to issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.  As discussed in Note 12 — “Contingent Earnout Liabilities”, the estimated fair value of the contingency was $6,200 on the acquisition date and $6,422 as of June 30, 2012.

The acquisition of Sprint was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  Sprint’s results of operations have been included in the Company’s consolidated financial statements from March 12, 2012.

The following table summarizes the fair value of the assets acquired and the liabilities assumed:

Accounts receivable	$7,614
Costs and estimated earnings in excess of billings	601
Inventory and other assets	251
Property, plant and equipment	12,078
Intangible assets	3,600
Goodwill	9,389
Accounts payable	(1,458)
Capital lease obligations	(2,983)
Other accrued liabilities	(715)
Net assets acquired	$28,377

The significant identifiable tangible assets acquired include primarily accounts receivable and property, plant and equipment.  The Company determined that the book value of accounts receivable reflected fair value of those assets.  The Company estimated the fair value of fixed assets on the effective date of the acquisition based on comparable market values for equipment of similar condition and age.

We requested the assistance of an independent third-party to determine the fair value of the intangible assets acquired for the acquisition.

During the second quarter 2012, the Company finalized its estimates of the fair value of the acquired assets and liabilities of Sprint.  The final revision resulted in a change from the values recorded at March 31, 2012, including a decrease in consideration paid to the sellers of $147, an increase in capital lease obligations of $920, an increase of $830 in property, plant and equipment, and a net decrease in working capital of $57.

The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible assets categories, fair value and average amortization periods, on a straight-line basis, are as follows:

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

Silva Companies

On May 30, 2012, the Company executed an asset purchase agreement with Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving and material sales in the Gulf Coast region of the United States.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date and such estimates are preliminary and subject to change.  The final determination of the fair value of the assets acquired and liabilities assumed has not been completed because of the short period of time from the date of the Silva acquisition to the end of the quarter.  Silva’s results of operations have been included in the Company’s consolidated financial statements from May 30, 2012.  On the closing date, we paid the sellers $13,934 and will pay an additional $175 in the third quarter 2012, for which we received $14,675 in property, plant and equipment, $903 in accounts and retention receivables and accounts payable of $1,469.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2011

In accordance with ASC 805 we are combining the Sprint and the Silva acquisition information.  The following pro forma information for the three and six months ended June 30, 2011 presents the results of operations of both the Sprint and Silva acquisitions combined,  as if the acquisitions had both occurred at the beginning of 2011. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•

the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2012 and 2013 for the Sprint acquisition;

•

the pro forma tax effect of both the income before income taxes for Sprint and Silva and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and six months ended June 30, 2011; and

•	the pro forma increase in weighted average shares outstanding includes 62,052 shares of common stock issued as part of the Sprint acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Sprint and Silva transactions been completed on January 1, 2011.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieved with respect to the combined companies.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	340,749	381,408	644,573	754,153
Income before provision for income taxes	18,598	23,495	34,142	36,975
Net income	11,440	14,338	21,007	22,556

Weighted average common shares outstanding:
Basic	51,435	51,106	51,411	50,425
Diluted	51,435	51,216	51,411	51,173

Earnings per share:
Basic	$0.22	$0.28	$0.41	$0.45
Diluted	$0.22	$0.28	$0.41	$0.44

Note 9—Intangible Assets

At June 30, 2012 and December 31, 2011, intangible assets totaled $32,428 and $32,021, respectively, net of amortization.  The June 30, 2012 balance includes the effect of the Sprint acquisition (See Note 8).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	June 30,	December 31,
	Period	2012	2011
Tradename	3 to 10 years	$18,276	$18,791
Non-compete agreements	5 years	$4,388	$4,695
Customer relationships	5 to 10 years	$9,764	$8,181
Backlog	0.75 to 2.25 years	$—	$354
Total		$32,428	$32,021

Amortization expense of intangible assets was $1,447 and $2,767 for the three months ended June 30, 2012 and 2011, respectively, and amortization expense for the six months ended June 30, 2012 and 2011 was $3,193 and $5,532, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2012 (remaining six months)	$2,951
2013	5,233
2014	5,198
2015	3,935
2016	3,539
Thereafter	11,572
$32,428

Note 10—Accounts Payable and Accrued Liabilities

At June 30, 2012 and December 31, 2011, accounts payable included retention amounts of approximately $18,315 and $13,980, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2012	December 31, 2011

Payroll and related employee benefits	$29,405	$29,110
Insurance, including self-insurance reserves	19,295	18,732
Reserve for estimated expenses on completed contracts	4,850	524
Reserve for estimated losses on uncompleted contracts	337	917
Corporate income taxes and other taxes	1,812	1,546
Accrued overhead cost	2,202	1,819
Current liabilities of discontinued operations	733	733
Other	7,658	6,542
	$66,292	$59,923

Note 11—Credit Arrangements

As of June 30, 2012, the Company had a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•                                          a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2014; and

•                                          a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 25, 2012.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of June 30, 2012 and December 31, 2011, total commercial letters of credit outstanding under Revolving Loan A totaled $4,813 and $4,009, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the period January 1, 2011 through June 30, 2012.  At June 30, 2012, available borrowing capacity under Revolving Loan A was $15,187 and under Revolving Loan B was $15,000.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants at June 30, 2012.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility requires an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of June 30, 2012 and December 31, 2011, total commercial letters of credit outstanding under this credit facility totaled $1,564 and $4,036 in Canadian dollars, respectively.  As of June 30, 2012, the available borrowing capacity under this credit facility was $8,436 in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, Born Heaters Canada.  At June 30, 2012, the Company was in compliance with the bank covenant.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  At both June 30, 2012 and December 31, 2011, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $3,823, and is included as part of customer retention deposits and restricted cash on the balance sheet.

Subordinated promissory note — Rockford .  In connection with the acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”) on November 12, 2010 in favor of the sellers of Rockford with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 of the Rockford Note was designated as “Note A,” and approximately $7,043 of the note was designated as “Note B.”  Note B was paid in full on March 10, 2011.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity, averaging 6.67% over its life. During the first 12 months, Note A bore interest at a rate equal to 5%.  For months 13 through 24, it bears interest at a rate equal to 7%. Thereafter and until maturity, Note A bears interest at a rate equal to 8%.  Payments of principal and interest are payable monthly in an amount of $269 principal plus interest over 36 months.  At June 30, 2012, a total of $5,000 was outstanding.

In November 2011, the Company placed $5 million in an interest bearing escrow account in lieu of making future payments of that amount to the holders of Rockford’s Note A.  As permitted by the terms of the Rockford Agreement, the amount will remain in escrow until resolution of a dispute related to a certain liability at the time of the closing of the transaction.  The Company has included this escrow amount on its June 30, 2012 balance sheet as “customer retention deposits and restricted cash”.

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

The sellers have entered into subordination agreements with our senior lender and bonding agencies, pursuant to which the Rockford Note is subordinated to amounts owed to our senior lender and bonding agencies.

Subordinated promissory note — JCG .  In connection with the acquisition of JCG, the Company executed an unsecured, subordinated promissory note (the “JCG Note”) on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note was due and payable on December 15, 2014 and bore interest at differing rates until maturity.  The JCG note was paid in full on March 12, 2012.

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

At June 30, 2012, the estimated fair value of the potential contingent consideration for the 2012 earnout was $3,580 and for the 2013 earnout target, it was $2,842.

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

At June 30, 2012 and December 31, 2011, the estimated fair value of the potential contingent consideration for the 2012 earnout was $6,175 and $5,818, respectively.  The $357 change in the fair value of this liability was a non-cash charge to “other expense” in the consolidated statement of income for the six month period ended June 30, 2012.

Note 13—Related Party Transactions

Primoris has entered into various leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.  Primoris leases properties located in Bakersfield (lease expires October 31, 2012), Pittsburg (lease expires September 30, 2014) and San Dimas (lease expires March 30, 2019) in California, and in Pasadena, Texas (leases expire in July 2019 and June 2021) from SIGI. During the six months ended June 30, 2012 and 2011, the Company paid $462 and $381, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  During the six months ending June 30, 2012 the Company recognized related party revenues of $355 and $4,439 for the same period in the prior year.  The project was substantially completed at December 31, 2011.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. During the six months ended June 30, 2012 and 2011, Primoris paid $141 and $137, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the six months ended June 30, 2012 and 2011, Primoris paid $45 and $46, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 14—Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 38.50%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes and the “Domestic Production Activity Deduction”.

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

The Internal Revenue Service (“IRS”) is presently conducting an examination of our federal income tax returns for 2008 and 2009.  The tax years 2010 through 2011 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2007 through 2011 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

Note 15—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2012 as follows:

•                                    On November 3, 2011, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on December 31, 2011.  The dividend, totaling $1,532, was paid on January 16, 2012.

•                                    On February 24, 2012, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on March 30, 2012.  The dividend, totaling $1,537, was paid on April 16, 2012.

•                                    On May 4, 2012, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on June 29, 2012.  The dividend, totaling $1,542, was paid on July 16, 2012.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$11,733	$14,462	$22,219	$26,740
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,435	51,044	51,386	50,363
Dilutive effect of warrants and units (1)	—	110	—	66
Dilutive effect of contingently issuable shares (2)	—	—	—	659
Dilutive effect of employee purchased shares (3)	—	—	—	23
Weighted average shares for computation of diluted earnings per share	51,435	51,154	51,386	51,111

Basic earnings per share	$0.23	$0.28	$0.43	$0.53

Diluted earnings per share	$0.23	$0.28	$0.43	$0.52

(1)                                                                      Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 16 — “Stockholders’ Equity”.

(2)                                                                      Represents the dilutive effect of the following contingency arrangements which were met at the end of each period, but for which shares of common stock were not issued until the end of the first quarter:

a)                           A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

b)                          A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

(3)                                                                      Represents the effect of 94,966 shares of common stock issued in 2011 to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Incentive Plan.

Note 16—Stockholders’ Equity

Common stock — In March 2012, the Company received $1,240 in exchange for 111,790 shares of common stock under a purchase arrangement within the Company’s Long-Term Incentive Plan for managers and executives.  The Company also issued 12,395 shares of common stock in February 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, the Company issued 62,052 shares of common stock in March 2012.

In April 2012, the Company issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the three months ending June 30, 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  The share repurchase program expires December 31, 2012.

Note 17—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2012 amounted to $2,517 and $4,759, respectively, compared to $2,275 and $4,621 for the same periods in 2011.   The amounts for the three and six months ended June 30,  2012 included lease payments made to related parties of $323 and $648, respectively.

Letters of credit — At June 30, 2012, the Company had letters of credit outstanding of $10,162 and at December 31, 2011, the Company had letters of credit outstanding of $11,798.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At June 30, 2012 and December 31, 2011, the Company had bid and completion bonds issued and outstanding totaling approximately $1,108,312 and $1,105,933, respectively.

Note 18—Reportable Operating Segments

The Company segregates the business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment includes the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc. The segment also includes the operating results relating to the acquisition of Sprint Pipeline Services on March 12, 2012.

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

Segment Revenues

Revenue by segment for the three months ended June 30, 2012 and 2011 were as follows:

	For the three months ended June 30,
	2012		2011
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$156,057	46.2%	$144,538	41.0%
West Construction Services	167,287	49.6%	196,623	55.9%
Engineering	14,092	4.2%	10,795	3.1%
Total	$337,436	100.0%	$351,956	100.0%

Revenue by segment for the six months ended June 30, 2012 and 2011 were as follows:

	For the six months ended June 30,
	2012		2011
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$277,907	44.2%	$272,617	38.3%
West Construction Services	325,318	51.7%	416,737	58.6%
Engineering	25,784	4.1%	22,247	3.1%
Total	$629,009	100.0%	$711,601	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2012 and 2011 were as follows:

	For the three months ended June 30,
	2012		2011
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$17,360	11.1%	$17,295	12.0%
West Construction Services	24,294	14.5%	21,687	11.0%
Engineering	2,350	16.7%	2,424	22.5%
Total	$44,004	13.0%	$41,406	11.8%

Gross profit by segment for the six months ended June 30, 2012 and 2011 were as follows:

	For the six months ended June 30,
	2012		2011
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$28,778	10.4%	$30,338	11.1%
West Construction Services	48,695	15.0%	46,450	11.1%
Engineering	4,127	16.0%	5,248	23.6%
Total	$81,600	13.0%	$82,036	11.5%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2012 and at December 31, 2011.

Segment	June 30, 2012	December 31, 2011

East Construction Services	$69,049	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$103,569	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the six months ended June 30, 2012 and 2011 were as follows:

	Revenues
	For the six months ended June 30,
	2012		2011		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2012	December 31, 2011

United States	$624,293	99.3%	$703,574	98.9%	$727,337	$719,028
Non-United States	4,716	0.7	8,027	1.1	8,709	9,385
Total	$629,009	100.0%	$711,601	100.0%	$736,046	$728,413

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Second Quarter 2012 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2012 Report. You should read this Second Quarter 2012 Report, our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2012 Report.

Introduction

Primoris is a holding company of various subsidiaries that forms one of the larger publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of JCG in December 2009 and Rockford in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.  In March 2012, we acquired Sprint Pipeline Services, L.P. (“Sprint”), providing a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  In May 2012, we acquired certain net assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”), which were incorporated as part of JCG.  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.

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

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600.  Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this Second Quarter 2012 Report.

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

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results of Sprint since March 12, 2012 and Silva since May 30, 2012.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California, with Rockford performing work nationwide.  Entities included in West Construction Services are ARB Inc., ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.

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

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy and oil and gas industries, gas and electric utilities, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions.  Economic factors outside of our control affect the number and size of contracts in any particular period.

We and our customers are operating in a challenging business environment in light of the on-going economic uncertainty and weak capital markets.  We believe we and our customers are not directly impacted by the volatile economic issues being experienced in the European marketplace.  We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them.     We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact our ability to perform construction services. The weather also limits our ability to bid for and perform pipeline integrity testing and routine maintenance for our utility customers’ underground systems since the systems are used for heating.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following year.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles.  As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.  We are also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of our financial condition or operating results for any other quarter or for an entire year.

Our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States.  We have expanded our services both geographically and in the markets we serve, resulting in some counter-cyclical benefits.  Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs, interest rate fluctuations and other factors may also materially affect our periodic results. Accordingly, our operating results for any particular period may not be indicative of the results that can be expected for any other period.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$337,436	100.0%	$351,956	100.0%
Gross profit	44,004	13.0%	41,406	11.8%
Selling, general and administrative expense	23,396	6.9%	20,477	5.8%
Operating income	20,608	6.1%	20,929	6.0%
Other income (expense)	(1,529)	(0.4)%	2,769	0.7%
Income before income taxes	19,079	5.7%	23,698	6.7%
Income tax provision	(7,346)	(2.2)%	(9,236)	(2.6)%
Net income	$11,733	3.5%	$14,462	4.1%

Revenues, gross profit, operating income and net income for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$629,009	100.0%	$711,601	100.0%
Gross profit	81,600	13.0%	82,036	11.5%
Selling, general and administrative expense	43,670	7.0%	40,322	5.6%
Operating income	37,930	6.0%	41,714	5.9%
Other income (expense)	(1,801)	(0.3)%	2,121	0.3%
Income before income taxes	36,129	5.7%	43,835	6.2%
Income tax provision	(13,910)	(2.2)%	(17,095)	(2.4)%
Net income	$22,219	3.5%	$26,740	3.8%

Revenues for the three and six months ended June 30, 2012 were $337.4 million and $629.0 million, which were reductions of $14.5 million (4.1%) and $82.6 million (11.6%) from the prior year, respectively.  The respective prior year periods included revenue of $89.5 million and $216.4 million for the Ruby pipeline project, substantially completed in 2011.  Excluding the Ruby revenue impact, revenues increased by $75.0 million and $121.3 million for the three and six months ended June 30, 2012.  The increased revenues are primarily as a result of increased project work in the West Construction Services segment for both industrial and underground projects as well as the impact of the March 2012 acquisition of Sprint, which contributed $12.8 million and $14.9 million in revenue for the three and six months ended June 30, 2012, respectively.

Gross profit increased by $2.6 million, or 6.3%, for the three months ended June 30, 2012 and decreased by $0.4 million, or 0.5%, for the six months ended June 30, 2012 compared to the same periods in 2011.  Gross profit for the three and six months ended June 30, 2011 included gross profit for the Ruby project of $14.4 million and $25.5 million.  Excluding the impact of the prior year Ruby pipeline project at Rockford, gross profit for the second quarter 2012 increased by $17.4 million and for the six-month period increased by $16.8 million compared to the same periods in the previous year.  The increases in gross margin were due primarily to the increased project work in the West Construction Services segment as well as the gross margin contribution from the March 2012 acquisition of Sprint, which contributed $3.8 million and $4.6 million for the three and six months ended June 30, 2012.

Gross profit as a percent of revenues increased to 13.0% for the three and six months ended June 30, 2012, compared to 11.8% and 11.5% in the same period in 2011, respectively. The margin improvement for the three and six months ended June 30, 2012 was primarily due to the higher margins contributed by increased project work in the West Construction Services segment and due to the impact of a lower gross margin in the prior year of the Ruby pipeline project.

Geographic areas financial information

Revenue by geographic area for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$624,293	99.3%	$703,574	98.9%
Non—United States	4,716	0.7%	8,027	1.1%
Total revenues	$629,009	100.0%	$711,601	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, to estimate non-United States revenues.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$156,057		$144,538
Gross profit	17,360	11.1%	17,295	12.0%

	Six Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$277,907		$272,617
Gross profit	28,778	10.4%	30,338	11.1%

Revenue for the East Construction Services segment increased by $11.5 million, or 8.0%, for the three months ended June 30, 2012 and by $5.3 million, or 1.9%, for the six months ended June 30, 2012 compared to the same periods in the prior year.  The revenue increase was due primarily to the March 2012 acquisition of Sprint Pipeline Services, which generated $12.8 million and $14.9 million in revenue for the three and six month periods, respectively, compared to the previous year.  Excluding the impact of the Sprint acquisition, revenues decreased by $1.3 million and $9.6 million for the three and six months ended June 30, 2012.  The decrease was due primarily to decreased industrial work in the petrochemical sector of the Gulf Coast area, offset by increases in infrastructure and maintenance work.  Additionally, heavy civil decreases are due to the substantial completion of a large causeway project in Louisiana in the prior year.

Gross profit for the East Construction Services segment increased by $0.1 million, or 0.4%, for the three months ended June 30, 2012 and decrease by $1.6 million, or 5.1%, for the six months ended June 30, 2012 compared to the same periods in the prior year.  The Sprint acquisition contributed $3.8 million and $4.6 million for the three and six months ended June 30, 2012.  The decreased gross margins of $3.7 million and $6.2 million for the three and six months were as a result of lower margins on heavy civil projects, primarily due to startup of the I-35 projects in Texas as well as the impact from the substantial completion of a large causeway project in Louisiana in the prior year.

For the three months ended June 30, 2012, gross profit as a percent of revenues decreased to 11.1% compared to 12.0% in the prior year quarter and decreased to 10.4% for the six months ended June 30, 2012 compared to 11.1% in the same period in the previous year primarily as a result of decreased margin percentages realized on heavy civil projects, especially the startup of the I-35 projects in Texas.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$167,287		$196,623
Gross profit	24,294	14.5%	21,687	11.0%

	Six Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$325,318		$416,737
Gross profit	48,695	15.0%	46,450	11.1%

Revenue for the West Construction Services segment decreased by $29.3 million, or 14.9%, and by $91.4 million, or 21.9%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The three and six months ended June 30, 2011 included revenue of $89.5 million and $216.4 million for the Ruby pipeline project, substantially complete in 2011. Excluding the revenue impact of the Ruby pipeline project at Rockford, revenues increased by $60.2 million and $112.4 million for the respective periods.  Revenues for our California underground business increased by $22.8 million and $52.7 million, and our industrial business increased by $19.2 million and $34.2 million, for the three and six months ended June 30, 2012, respectively.  A significant contributor to the underground increase was pipeline integrity work for the major California gas utilities while work on power plants provided the major increase for the industrial business.

Gross profit for the West Construction Services segment increased by $2.6 million, or 12.0%, for the three months ended June 30, 2012 and $2.2 million, or 4.8%, for the six months ended June 30, 2012, respectively, compared to the same periods in 2011.  Gross profit for the three and six months ended June 30, 2011 included gross profit for the Ruby pipeline project at Rockford of $14.4 million and $25.5 million.  Excluding the impact of the prior year completion of the Ruby pipeline project, gross profit for the second quarter increased by $17.4 million and gross profit for the six month period increased by $19.5 million compared to the same periods in the previous year.  The primary reason for the increase was the significant increase in volume in both the underground and industrial projects.

Gross profit as a percent of revenues increased to 14.5% during the three months ended June 30, 2012 from 11.0% in the same period in 2011, and for the six months ended June 30, 2012, gross profit as a percent of revenue increased to 15.0% compared to 11.1% in the same period in the prior year.  Gross profit as a percent of revenues for the underground business in the prior year were impacted by the lower gross margins of the Ruby pipeline project.  The industrial business margins were impacted in the prior year by delays and contingencies recorded on a large power plant construction project.  As of June 30, 2012, the power plant project is nearing completion and change orders have returned the project to profitability.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$14,092		$10,795
Gross profit	2,350	16.7%	2,424	22.5%

	Six Months Ended June 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$25,784		$22,247
Gross profit	4,127	16.0%	5,248	23.6%

Revenue for the Engineering segment increased by $3.3 million, or 30.5%, and by $3.5 million or 15.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The increase is mainly due to the completion of several furnace upgrade and refurbishment projects for two major US chemical companies.

Gross profit for the Engineering segment for the three and six months ended June 30, 2012 decreased by $0.1 million and $1.1 million, compared to the same periods in 2011.  The decrease was primarily the result of lower profit margins achieved in international projects at our Canadian location and higher margin project closeouts in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $2.9 million, or 14.3% and $3.3 million, or 8.3%, for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011.  The $2.9 million increase for the three month period included $2.0 million as a result of the Sprint acquisition, a $0.5 million increase in legal expenses, a $0.2 million increase in amortization of intangible assets and an increase of $0.8 million in other overhead expenses, offset by a reduction in compensation expenses of $0.6 million.  The $3.3 million increase for the six month period included $2.8 million as a result of the Sprint acquisition, a $0.3 million increase in legal expenses, a $0.3 million increase in amortization of intangible assets and an increase of $1.1 million in other overhead expenses, offset by a net reduction in compensation expenses of $1.2 million.

SG&A as a percentage of revenue increased to 6.9% and 7.0% for the three and six months ended June 30, 2012, from 5.8% and 5.6% for the same period in 2011 primarily as a result of the significant decrease in revenues.   Excluding the impact of Sprint, SG&A as a percentage of revenues was 6.6% and 6.5% for the three and six months ended June 30, 2012, respectively.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
	(Thousands)
Other income (expense)
Income (loss) from non-consolidated investments	$(171)	$4,400
Foreign exchange loss	(6)	(72)
Other expense	(371)	(306)
Interest income	25	100
Interest expense	(1,006)	(1,353)
Total other income (expense)	$(1,529)	$2,769

	Six Months Ended June 30,
	2012	2011
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$886	$5,226
Foreign exchange loss	(48)	(36)
Other expense	(579)	(603)
Interest income	47	258
Interest expense	(2,107)	(2,724)
Total other income (expense)	$(1,801)	$2,121

For the three months ended June 30, 2012, the loss from non-consolidated investments was $0.2 million, primarily due to a loss recorded at Wespac.  Income from non-consolidated investments for the six months ended June 30, 2012 of $0.9 million included $1.1 million from the St.-Bernard joint venture, offset by a loss in Wespac of $0.1 million.  As a result of the St. Bernard joint venture nearing completion, income from non-consolidated investments decreased $4.3 million for the six months ended June 30, 2012 compared to the same period in the prior year.

Foreign exchange losses for the six months ended June 30, 2012 and for the same period in 2011 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Some of our business is conducted in Canadian dollars, and we acquire assets and liabilities using Canadian dollars.  For financial statement purposes, we convert these transactions to United States dollars creating currency exchange gains or losses.

Other expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2012, respectively represents the change in the estimated fair value of the contingent earnout liabilities for the Rockford and Sprint acquisitions.

For the three and six months ended June 30, 2012, interest expense was $1.0 million and $2.1 million, respectively, compared to $1.4 million and $2.7 million for the same periods in 2011.  The decrease over both the prior periods was due primarily to the final payoff of the subordinated debt from the JCG subordinated notes in March 2012 and as a result of lower interest rates obtained upon refinancing certain commercial notes in the second quarter 2012.

Provision for income taxes

Our provision for income tax decreased $1.9 million for the three months ended June 30, 2012 to $7.4 million and decreased $3.2 million for the six months ended June 30, 2012 to $13.9 million, compared to the same periods in 2011 as a result of lower earnings.   To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.   The tax rate applied for the six months ended June 30, 2012 was 38.5% as compared to 39.0% for the same period in 2011.

Liquidity and Capital Resources

Liquidity represents our ability to meet our future business operations, our planned capital expenditures, and our needs for working capital, tax payments, earn-out obligations and debt service.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  In addition to cash flow from operations, we have availability under our lines of credit to potentially augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At June 30, 2012, our balance sheet included net cash and cash equivalents of $119.3 million.  We currently have the following credit facilities:

•                                 a $20 million credit facility that expires on October 26, 2014, under which we can issue letters of credit for up to $15 million.  At June 30, 2012, we have issued letters of credit of $4.8 million on this facility, resulting in $15.2 million in available borrowing capacity;

•                                 a credit facility of $15 million, with the full borrowing amount available at June 30, 2012, which expires on October 25, 2012; and

•                                 a $10 million (Canadian dollars) facility for commercial letters of credit in Canada. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At June 30, 2012, $1.6 million of letters of credit (Canadian dollars) were outstanding, with $8.4 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011
	(Thousands)
Change in cash:
Net cash provided by operating activities	$39,703	$51,937
Net cash used in investing activities	(17,809)	(6,813)
Net cash used in financing activities	(22,914)	(25,272
Net change in cash	$(1,020)	$19,852

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012	2011	Change
	(Thousands)
Operating Activities:
Operating income	$37,930	$41,714	$(3,784)
Depreciation	13,557	12,043	1,514
Amortization of intangible assets	3,193	5,532	(2,339)
Loss (Gain) on sale of property and equipment	(1,776)	(37)	(1,739)
Changes in assets and liabilities	2,136	6,888	(4,752)
Non-consolidated entity distributions	1,260	5,997	(4,737)
Foreign exchange gain (loss)	(48)	(36)	(12)
Other expense	(579)	(603)	24
Interest income	47	258	(211)
Interest expense	(2,107)	(2,724)	617
Provision for income taxes	(13,910)	(17,095)	3,185
Net cash provided by operating activities	$39,703	$51,937	$(12,234)

The table above summarizes the cash flow elements provided by operating activities for the six months ended June 30, 2012 which decreased by $12.2 million compared to the same period in 2011.  Amortization of intangible assets has decrease by $2.3 million as the JCG and Rockford acquisitions in 2009 and 2010 have amortized their acquired intangible assets, especially the shorter lived backlog intangible assets.  As a result of the St. Bernard joint venture nearing completion at June 30, 2012, non-consolidated entity distributions have decreased by $4.7 million compared to the prior year.  The provision for income taxes decreased by $3.2 million as a result of lower pretax income during the six months ended June 30, 2012.

The significant components of the $2.1 million change in assets and liabilities from the December 31, 2011 balance sheet amounts are summarized as follows:

•                                          a $20.8 million decrease in accounts receivable. At June 30, 2012, accounts receivable represented 23.8% of total assets.  We continue to have an excellent collection history for our receivables and have certain lien rights that can provide additional security for collection;

•                                          a $8.7 million increase in customer retention deposits and restricted cash as a result of increased retention deposits on three large power plant projects in the West Construction Services segment;

•                                          a $2.0 million decrease in accounts payable;

•                                          costs and estimated earnings in excess of billings increased by $3.0 million primarily as a result of the addition of Sprint operations;

•                                          billings in excess of costs and estimated earnings decreased by $6.5 million;

•                                          inventory, prepaid expenses and other current assets increased by $0.2 million;

•                                          other long-term liabilities decreased by $2.2 million;

•                                          accrued expenses and other current liabilities increased by $6.4 million due to increased reserves for estimated expenses on completed projects in the West Construction Services segment; and

•                                          a $2.9 million decrease in contingent earn-out liabilities.

The decreases in accounts receivable and billings in excess of costs and estimated earnings are primarily related to the lower volume in the three and six months ended June 30, 2012, compared with the same period in 2011.

Investing activities

During the six months ended June 30, 2012, we purchased property and equipment for $12.4 million in cash, compared to $10.8 million during the same period in 2011. The purchases were principally for construction equipment.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

We periodically buy and sell equipment, as part of our overall fleet management program.  During the six months ended June 30, 2012, we received proceeds from the sale of used equipment of $6.7 million compared to $1.0 million for same period in 2011.  For the past few years, we have rented major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased.

As part of our cash management program, we sold $23.0 million in short term investments during the sixth months ended June 30, 2012.  In the six months ended June 30, 2011, we purchased $23 million and sold $26 million in short term investments.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

In March 2012, we used $35.1 million in cash for the acquisitions of Sprint and Silva.

Financing activities

Financing activities used $22.9 million of cash during the six months ended June 30, 2012. Significant transactions using cash flows from financing activities included:

•                                          $15.3 million reduction of long-term debt and capital leases as a result of both loan repayments and refinancing of higher interest rate loans, offset by the proceeds from the new debt of $12.8 million at lower interest rates.

•                                          $17.5 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 14, 2012 payment in full of the JCG subordinated notes.

•                                          $1.2 million was recorded as equity for the issuance of 111,790 shares purchased by our employees under the Primoris Long-Term Retention Plan

•                                          Dividends of $3.1 million were paid to our stockholders during the six months ended June 30, 2012 representing an annualized dividend rate of $0.12 per share of common stock.

•                                          $1.0 million in purchases of Company common stock under the Company’s stock repurchase program.

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

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the three months ending June 30, 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  The share repurchase program expires December 31, 2012.

Credit agreements

For a description of our credit agreements and subordinated notes payable see Note 11 - Credit Arrangements in Item I Financial Statements.

Related party transactions

Primoris has entered into various leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.  Primoris leases properties located in Bakersfield (lease expires October 31, 2012), Pittsburg (lease expires September 30, 2014) and San Dimas (lease expires March 30, 2019) in California and in Pasadena, Texas (leases expire in July 2019 and June 2021) from SIGI. During the six months ended June 30, 2012 and 2011, the Company paid $0.46 million and $0.38 million, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  During the six months ending June 30, 2012 the Company recognized related party revenues of $0.36 million and $4.44 million for the same period in the prior year.  The project was substantially completed at December 31, 2011.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. During the six months ended June 30, 2012 and 2011, Primoris paid $0.14 million and $0.14 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  Primoris paid $0.05 million in lease payments to Mr. Rockford for the use of this property for the first six months in 2012 and 2011.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at June 30, 2012 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$81,838	$18,779	$35,529	$23,054	$4,476
Interest on debt and capital lease obligations (1)	5,822	2,185	2,688	843	106
Subordinated debt (2)	5,000	3,223	1,777	—	—
Escrowed cash related to subordinated debt (2)	(5,000)	(3,223)	(1,777)	—	—
Interest on subordinated debt (1)	579	377	202	—	—
Equipment operating leases	9,599	2,868	4,207	2,524	—
Real property leases	12,898	2,647	3,910	2,782	3,559
Real property leases—related parties	7,402	1,458	2,616	1,392	1,936
	$118,138	$28,314	$49,152	$30,595	$10,077

Stand-by letters of credit	$10,162	$6,461	$3,701	$—	$—

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

•                                          Letters of credit issued under our lines of credit.  At June 30, 2012, we had letters of credit outstanding of $10.2 million.

•                                          Equipment operating leases with a balance of $9.6 million at June 30, 2012.

•                                          In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At June 30, 2011, we had $1,108.0 million in outstanding bonds.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, relate to fixed price contracts, revenue recognition, income taxes, goodwill, long-lived assets and reserve for uninsured risks.  Recently, the FASB has issued new guidelines for options of using qualitative factors in testing for potential impairment of goodwill and indefinite-lived intangible assets, which the Company is adopting during 2012.  To date, goodwill of $103.6 million has arisen from acquisitions and is recorded at our reporting units as follows:

•                                          JCG in the East Construction Services segment, $59.3 million

•                                          Rockford in the West Construction Services segment, $32.1 million

•                                          Sprint in the East Construction Services segment, $9.4 million

•                                          Cardinal Contractors in the East Construction Services segment, $2.4 million; and

•                                          Born Canada in the Engineering segment, $0.4 million

At June 30, 2012, net intangible assets amounted to $32.4 million.  There have been no material changes to our critical accounting policies since December 31, 2011.

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

Backlog by operating segment at March 31, 2012 and June 30, 2012 and the changes in backlog for the three months ended June 30, 2012 were as follows, in thousands:

Segment:	Beginning Backlog as of March 31, 2012	Contract Additions to Backlog for Three Months Ended June 30, 2012	Revenue Recognized from Backlog for Three Months Ended June 30, 2012	Ending Backlog at June 30, 2012	Revenue Recognized from Non-Backlog Projects for Three Months Ended June 30, 2012	Total Revenue for Three Months Ended June 30, 2012

East Construction Services	$768,759	$79,093	$130,958	$716,894	$25,099	$156,057
West Construction Services	329,840	156,335	136,136	350,039	31,151	167,287
Engineering	23,548	1,333	5,636	19,245	8,456	14,092
Total	$1,122,147	$236,761	$272,730	$1,086,178	$64,706	$337,436

Backlog by operating segment at December 31, 2011 and June 30, 2012 and the changes in backlog for the six months ended June 30, 2012 were as follows, in thousands:

Segment:	Beginning Backlog as of December 31, 2011	Contract Additions to Backlog for Six Months Ended June 30, 2012	Revenue Recognized from Backlog for Six Months Ended June 30, 2012	Ending Backlog at June 30, 2012	Revenue Recognized from Non-Backlog Projects for Six Months Ended June 30, 2012	Total Revenue for Six Months Ending June 30, 2012

East Construction Services	$813,316	$140,881	$237,303	$716,894	$40,604	$277,907
West Construction Services	326,845	273,800	250,606	350,039	74,712	325,318
Engineering	25,402	10,226	16,383	19,245	9,401	25,784
Total	$1,165,563	$424,907	$504,292	$1,086,178	$124,717	$629,009

As of June 30, 2012, our total backlog was $1.09 billion representing a decrease of $79.4 million, or 6.8%, from $1.17 billion as of December 31, 2011.  We expect that approximately 61% of the total backlog at June 30, 2012 will be recognized as revenue during the remainder of 2012, with $420 million expected for the East Construction Services segment, $228 million for the West Construction Services segment and $14 million for the Engineering segment.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2012 and December 31, 2011 due to the generally short maturities of these items. At June 30, 2012, we had no short-term investments.  At December 31, 2011, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and U. S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

At June 30, 2012, all of our long-term debt was under fixed interest rates.

At June 30, 2012, we had no derivative financial instruments.  We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2012, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 8, 2012	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.