Form 10-Q
period 2012-09-30
Primoris Services Corp
filed 2012-11-06
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

At November 5, 2012, 51,388,406 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$76,654	$120,306
Short term investments	6,380	23,000
Customer retention deposits and restricted cash	34,814	31,490
Accounts receivable, net	263,144	187,378
Costs and estimated earnings in excess of billings	63,931	41,866
Inventory and uninstalled contract materials	37,334	31,926
Deferred tax assets	10,659	10,659
Prepaid expenses and other current assets	7,992	13,252
Total current assets	500,908	459,877
Property and equipment, net	159,369	129,649
Investment in non-consolidated entities	12,322	12,687
Intangible assets, net	32,452	32,021
Goodwill	104,019	94,179
Total assets	$809,070	$728,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,098	$106,725
Billings in excess of costs and estimated earnings	145,582	137,729
Accrued expenses and other current liabilities	84,783	59,923
Dividends payable	1,542	1,532
Current portion of capital leases	3,656	6,623
Current portion of long-term debt	16,107	13,870
Current portion of subordinated debt	—	15,167
Current portion of contingent earnout liabilities	10,050	3,450
Total current liabilities	394,818	345,019
Long-term capital leases, net of current portion	3,833	4,047
Long-term debt, net of current portion	58,109	55,852
Long-term subordinated debt, net of current portion	—	7,334
Deferred tax liabilities	21,079	21,079
Long-term contingent earnout liabilities, net of current portion	4,879	9,268
Other long-term liabilities	10,104	10,882
Total liabilities	492,822	453,481
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,403,686 and 51,059,132 issued and outstanding at September 30, 2012 and December 31, 2011	5	5
Additional paid-in capital	155,605	150,003
Retained earnings	160,038	124,924
Noncontrolling interest	600	—
Total stockholders’ equity	316,248	274,932
Total liabilities and stockholders’ equity	$809,070	$728,413

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$431,842	$375,483	$1,060,851	$1,087,084
Cost of revenues	375,551	323,362	922,960	952,927
Gross profit	56,291	52,121	137,891	134,157
Selling, general and administrative expenses	26,014	20,103	69,684	60,425
Operating income	30,277	32,018	68,207	73,732
Other income (expense):
Income (loss) from non-consolidated entities	(159)	2,079	895	7,305
Foreign exchange gain (loss)	18	(214)	(30)	(250)
Other expense	(382)	(314)	(961)	(917)
Interest income	96	39	143	297
Interest expense	(937)	(1,516)	(3,044)	(4,240)

Income before provision for income taxes	28,913	32,092	65,210	75,927
Provision for income taxes	(10,965)	(12,744)	(24,875)	(29,839)
Net income	$17,948	$19,348	$40,335	$46,088

Net income attributable to noncontrolling interests	(432)	—	(600)	—

Net income attributable to Primoris	$17,516	$19,348	$39,735	$46,088

Earnings per share:
Basic	$0.34	$0.38	$0.77	$0.91
Diluted	$0.34	$0.38	$0.77	$0.90
Weighted average common shares outstanding:
Basic	51,398	51,054	51,387	50,596
Diluted	51,404	51,054	51,402	51,085

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$40,335	$46,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,719	17,838
Amortization of intangible assets	4,669	7,585
Loss (gain) on sale of property and equipment	(2,396)	191
Income from non-consolidated entities	(895)	(7,305)
Non-consolidated entity distributions	1,260	9,059
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(3,324)	(8,851)
Accounts receivable	(64,933)	50,221
Costs and estimated earnings in excess of billings	(21,089)	(43,199)
Net deferred tax (assets) liabilities	0	2,500
Other current assets	475	(1,552)
Accounts payable	20,433	(4,531)
Billings in excess of costs and estimated earnings	7,329	(59,714)
Contingent earnout liabilities	(2,489)	2,756
Accrued expenses and other current liabilities	20,688	16,421
Other long-term liabilities	(1,510)	(2,285)
Net cash provided by operating activities	19,272	25,222
Cash flows from investing activities:
Purchase of property and equipment	(23,720)	(16,903)
Proceeds from sale of property and equipment	7,683	2,373
Purchase of short-term investments	(6,380)	(36,000)
Sale of short-term investments	23,000	39,000
Cash paid for acquisitions	(38,110)	—
Net cash used in investing activities	(37,527)	(11,530)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	16,671	2,500
Repayment of capital leases	(8,018)	(3,582)
Repayment of long-term debt	(12,177)	(10,245)
Repayment of subordinated debt	(17,501)	(17,064)
Proceeds from issuance of common stock	1,240	822
Purchase of Unit Purchase Option	—	(2,030)
Dividends paid	(4,611)	(3,786)
Repurchase of common stock	(1,001)	—
Net cash used in financing activities	(25,397)	(33,385)
Net change in cash and cash equivalents	(43,652)	(19,693)
Cash and cash equivalents at beginning of the period	120,306	115,437
Cash and cash equivalents at end of the period	$76,654	$95,744

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash paid during the period for:
Interest	2,282	$3,647

Income taxes, net of refunds received	$18,082	$21,038

Components of cash paid for acquisitions:

Fair value of assets acquired — Sprint	$28,377	$—
Fair value of assets acquired — Silva	14,109
Fair value of assets acquired — Saxon	4,929
Cash payment due sellers in fourth quarter 2012	(175)
Contingent liabilities	(8,150)	—
Common stock issued for acquisition	(980)	—
Cash paid for acquisitions	$38,110	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$1,854	$3,978

Accrued dividends declared	$1,542	$1,532

Common stock issued to non-employee directors	$394	$166

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

In 2011 the Company entered into a joint venture agreement and formed Blythe Power Constructors for the installation of a parabolic trough solar field and steam generation system in California.

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

On May 30, 2012, the Company executed an asset purchase agreement with Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States. Silva was merged with the operations of JCG.

On September 28, 2012, the Company executed an asset purchase agreement with the Saxon Group.  Based in Suwannee, Georgia, just outside Atlanta, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors. The Saxon balance sheet at closing is included in the Condensed Consolidated Balance Sheet.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, or “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month periods ended September 30, 2012 and 2011 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Third Quarter 2012 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 5, 2012, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2011.

The interim financial information for the three-month and nine-month periods ended September 30, 2012 and 2011 has been prepared on the same basis as the audited consolidated financial statements; however, the financial statements contained in this Third Quarter 2012 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The interim financial information is unaudited.  In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.  Reclassifications have been made to prior year financial statement presentation to conform to the current year presentation.

Revenue recognition — The Company typically structures contracts as unit-price, time and material, fixed-price or cost reimbursable plus fee. For fixed price contracts revenue is recognized on the cost-on-total-cost percentage-of-completion method.  In the percentage-of-completion method, estimated revenues and resulting contract income is calculated based on the total costs incurred as a percentage of total estimated costs. Total estimated costs, and thus future contract revenues and income, can be impacted by changes in any of the following: productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If an estimate of total contract cost compared to the contract value indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate. Recognition of the loss creates a balance sheet reserve for estimated losses on uncompleted contracts. The reserve is used to maintain a zero gross margin for the contract over its remaining construction period.

Revenues on cost-plus, unit-price and time and materials contracts are recognized as the related work is completed.

Most fixed price contracts define specific events or accomplishments that allow progress or interim billing prior to completion of the project.  These events may not be related to costs incurred or overall completion of the project.  Therefore, there can be significant differences between the recognition of revenues using percentage of completion and the billing and cash receipt part of the contract.  Similarly, for cost reimbursable or cost plus contracts, billing may not be possible until all related costs, such as subcontractor invoices, have been collected and documented.  For construction contracts where the amount billed exceeds the revenues recognized per percentage of completion accounting, the amount that the billed amount exceeds the revenue recognized is recognized in the “Billings in excess of costs and estimated earnings” balance sheet liability account.  For projects in which the amounts billed are less than revenues recognized through percentage of completion accounting and for projects which have not been billed awaiting documentation of related costs, the difference between amounts recognized as revenue and amounts billed is recognized in the “Costs and estimated earnings in excess of billings” balance sheet asset account.

In accordance with applicable terms of construction contracts, certain retainage amounts may be withheld by customers until completion and acceptance of the project. Final payments of the majority of such amounts may not be received until the following operating cycle.

Revision in contract estimate — As previously discussed, revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate the revenue to be recognized. Total estimated costs, and thus contract income, are impacted by many factors.

For projects that were in process in prior years, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits related to the prior year, had current year estimates of costs to complete been known in the prior year.  These differences are recorded in the current year.

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the three-months and nine-months ending September 30, 2012, revenues generated by the top ten customers were $243.6 million and $607.8 million, respectively, which represented 56.4% and 57.3%, respectively of total revenues during the periods.  During the three and nine month periods ending September 30, 2012, the Louisiana Department of Transportation represented 11.9% and 12.7%, respectively, of total revenues and a large gas and electric utility represented 16.1% and 13.6%, respectively, of total revenues. During the three and nine months ending September 30, 2011, revenues generated by Rockford under the Ruby contract were $48.3 million and $264.7 million, respectively, which represented 12.9% and 24.3%, respectively, of total revenues during the periods.  The Ruby contract was part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon for which field work was substantially completed by the end of the third quarter 2011.  For the three and nine months ending September 30, 2011, work for the Louisiana DOT generated $66.4 million and $191.3 million, or 17.7% and 17.6% of total revenues for the respective periods.

At September 30, 2012, approximately 10.8% of the Company’s accounts receivable were due from one customer, and that customer provided 13.6% of the Company’s revenues for the nine months ended September 30, 2012.  At September 30, 2011, approximately 9.8% of the Company’s accounts receivable was due from one customer, and that customer provided 8.7% of the Company’s revenues for the nine months ended September 30, 2011

Partnerships and joint ventures — As is normal in the construction industry, the company is periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  The Company’s ownership can vary from a small noncontrolling ownership to a significant ownership interest.  Since the majority of these partnerships and joint ventures are not able to finance their activity without additional financial support, they are considered variable interest entities (“VIE”) as defined in FASB ASC Topic 810.  The Company uses the guidelines of ASC Topic 810 to determine whether it is the primary beneficiary of the VIE, which when it is, the Company consolidates the VIE and accounts for the interests of the other parties as a noncontrolling interest.  If the Company is not the primary beneficiary of the VIE, the Company accounts for its noncontrolling interest using the equity method of accounting as per ASC Topic 323.

At September 30, 2012, the Company consolidated the financial results of one VIE, Blythe Power Constructors (“Blythe”), a joint venture formed for the installation of a parabolic trough solar field and steam generation system in California.  For Blythe, net income attributable to the Company and the net income attributable to the noncontrolling interest owners are presented on the Condensed Consolidated Statement of Earnings.  Other financial information is presented in Note 12 - Noncontrolling Interests. Blythe revenue was $7.8 million and $13.6 million for the three and nine months ended September 30, 2012, respectively.  There was no material activity for the joint venture for the same periods in the prior year.

The Company uses the equity method of accounting for the WesPac Energy LLC and St. Bernard Venture Levee Partners projects.  Financial information for these entities is presented in Note 7 — Equity Method Investments.

Multiemployer plans — The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  If the Company were to withdraw from a plan, the multiemployer benefit plan requires satisfaction of a withdrawal obligation.  Any potential withdrawal obligation may be material.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan and recorded a $5 million withdrawal liability as of December 31, 2011.  At this time, the Company has no plans to withdraw from any other agreements.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job-specific materials not yet installed which are valued at acquisition cost using the specific identification method.

Note 3—Recent Accounting Pronouncements

Fair Value Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  On January 1, 2012, the Company adopted ASU 2011-04, which did not have a material impact on its consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”). ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. On January 1, 2012, the Company adopted this standard which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2012:
Cash and cash equivalents	$76,654	$76,654	—	—
Short-term investments	$6,380	$6,380	—	—
Assets at December 31, 2011:
Cash and cash equivalents	$120,306	$120,306	—	—
Short-term investments	$23,000	$23,000	—	—

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	September 30, 2012	December 31, 2011

Contracts receivable, net of allowance for doubtful accounts of $408 at September 30, 2012 and $363 at December 31, 2011	$230,729	$166,298
Retention	31,209	20,378
	261,938	186,676
Other accounts receivable	1,206	702
	$263,144	$187,378

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	September 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$3,247,765	$2,977,535
Reserve for estimated losses on uncompleted contracts	708	917
Gross profit recognized	329,971	303,634
	3,578,444	3,282,086
Less: billings to date	(3,660,095)	(3,377,949)
	$(81,651)	$(95,863)

These net amounts are included in the accompanying consolidated balance sheet under the following captions:

	September 30, 2012	December 31, 2011

Costs and estimated earnings in excess of billings	$63,931	$41,866
Billings in excess of costs and estimated earnings	(145,582)	(137,729)
	$(81,651)	$(95,863)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine holds the remaining 50% membership interest in WesPac. We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac require unanimous approval from a management committee equally represented by Kealine and us.  The Company believes its ownership interest in WesPac will broaden our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2012	December 31, 2011

WesPac Energy, LLC
Balance sheet data
Assets	$17,597	$20,147
Liabilities	351	1,820
Net assets	$17,246	$18,327
Company’s equity investment	$12,169	$12,415

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Earnings data:
Revenue	$—	$3,862	$511	$3,862
Expenses	$358	$5,575	$1,002	$5,644
Earnings before taxes	$(358)	$(1,713)	$(491)	$(1,782)
Company’s equity in earnings	$(178)	$(822)	$(245)	$(891)

At the end of 2011, a major oil refining third party terminated two potential projects.  WesPac expensed $5.4 million.  In March 2012, the third party reimbursed WesPac for its share of the terminated project costs.

In December 2011, the Company reduced its $5.0 million basis difference by $1.7 million to recognize an estimate for an other than temporary decrease in the value of its basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard is engaged in construction activities in Louisiana.  Bernard distributed $4,200 and $33,274 to its equity holders during the nine months ended September 30, 2012 and 2011, respectively, of which, the Company’s share, as calculated under the joint venture agreement, was $1,260 and $8,942 for the same periods in 2012 and 2011, respectively.  The project is expected to be finalized during the fourth quarter 2012.  The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2012	December 31, 2011

St. — Bernard Levee Partners
Balance sheet data
Assets	$587	$5,677
Liabilities	73	4,771
Net assets	$514	$906
Company’s equity investment	$152	$272

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Earnings data:
Revenue	$36	$10,737	$3,970	$66,447
Expenses	$(36)	$4,342	$162	$37,775
Earnings before taxes	$72	$6,395	$3,808	$28,672
Company’s equity in earnings	$19	$2,901	$1,140	$8,090

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

The fair value of the consideration to selling shareholders consisted of the following:

Cash consideration	$21,197
Company common stock	980
Earnout consideration	6,200
Total consideration	$28,377

On the closing date, we paid the sellers $19,228 in cash and in the second quarter paid an additional $1,969 once the final valuation of the net book value of assets purchased was completed.

We issued the sellers 62,052 shares of our common stock with a contractually agreed upon value of $1,000 based on the average closing price of our common stock for the 20 business days prior to the closing date.  The fair value of the stock issued was $980 based on the stock price on the closing date.

The Company will issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.  As discussed in Note 13 — Contingent Earnout Liabilities, the estimated fair value of the contingency was $6,200 on the acquisition date and $6,617 as of September 30, 2012.

The acquisition was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  Sprint’s results of operations have been included in the Company’s consolidated financial statements from March 12, 2012.

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

During the second quarter 2012, the Company finalized its estimates of the fair value of the acquired assets and liabilities of Sprint.  The final revision resulted in a change from the values recorded at March 31, 2012, including a decrease in the fair value of the consideration paid to the sellers of $147, an increase in capital lease obligations of $920, an increase of $830 in property, plant and equipment, and a net decrease in working capital of $57.

We used the assistance of an independent third-party to determine the fair value of the intangible assets acquired for the acquisition.

The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — Fair Value Measurements. Based on the Company’s assessment, the acquired intangible assets categories, fair value and average amortization periods, on a straight-line basis, are as follows:

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

Silva Companies

On May 30, 2012, the Company executed an asset purchase agreement with Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving and material sales in the Gulf Coast region of the United States. Silva was merged with the operations of JCG.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date and such estimates are preliminary and subject to change.  The final determination of the fair value of the assets acquired is expected to be completed during the fourth quarter 2012.  Silva’s results of operations have been included in the Company’s consolidated financial statements from May 30, 2012.  On the closing date, we paid the sellers $13,934 and will pay an additional $175 in the fourth quarter 2012.  We received $14,675 in property, plant and equipment, $903 in accounts and retention receivables and accounts payable of $1,469.

The Saxon Group

On September 28, 2012, the Company executed an asset purchase agreement with The Saxon Group (“Saxon”).  Based in Suwannee, Georgia, just outside of Atlanta, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  The estimates are preliminary and subject to change.  The final determination of the fair value of the assets acquired and liabilities assumed has not been completed because of the short period of time from the date of the Saxon acquisition to the end of the quarter.  The Saxon purchase was included in the Company’s consolidated balance sheet as of September 30, 2012 but there were no results of operations as the acquisition date was on the last business day of the quarter.  We paid the sellers $550 in cash and paid off a note for $2,429, a total cash payment of $2,979.  We received $3,399 in property, plant and equipment, $2,316 in accounts and retention receivables, accounts payable of $2,857 and $121 of other net working capital.

The preliminary fair value for the non-compete agreements of $100 was based on a discounted “income approach” model, including estimated financial results with and without the non-compete agreements in place.  The agreements were analyzed based on the potential impact of competition that certain individuals could have on the financial results, assuming the agreements were not in place.  An estimate of the probability of competition was applied and the results were compared to a similar model assuming the agreements were in place.

The customer relationships were valued at $1,300 and backlog was valued at $100 utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill of $450 largely consists of expected benefits from the geographic expansion and presence of Saxon in the Atlanta, Georgia area and it’s expertise in the industrial gas processing and power plant sectors.  Goodwill also includes the value of the assembled workforce of the Saxon business.  Based on the current tax treatment of the Saxon acquisition, goodwill and other intangible assets are deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2011

In accordance with ASC Topic 805 we are combining the Sprint, the Silva and the Saxon acquisition information.  The following pro forma information for the three and nine months ended September 30, 2011 presents the combined results of operations of Sprint, Silva and Saxon combined, as if the acquisitions had each occurred at the beginning of 2011. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2012 and 2013 for the Sprint acquisition and 2013 or 2014 for the Saxon acquisition;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and nine months ended September 30, 2011 and the applicable periods in 2012; and

•                                          the pro forma increase in weighted average shares outstanding includes 62,052 shares of common stock issued as part of the Sprint acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Sprint, Silva and Saxon transactions been completed on January 1, 2011.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the combined companies.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	436,260	414,883	1,102,548	1,187,530
Income before provision for income taxes	26,600	32,473	60,740	69,263
Net income attributable to Primoris	16,105	19,580	37,008	42,023

Weighted average common shares outstanding:
Basic	51,387	51,116	51,404	50,658
Diluted	51,402	51,116	51,418	51,147

Earnings per share:
Basic	$0.31	$0.38	$0.73	$0.83
Diluted	$0.31	$0.38	$0.73	$0.82

Note 9—Intangible Assets

At September 30, 2012 and December 31, 2011, intangible assets totaled $32,452 and $32,021, respectively, net of amortization.  The September 30, 2012 balance includes the effect of the Sprint and Saxon acquisitions (See Note 8 — Business Combinations).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	September 30,	December 31,
	Period	2012	2011
Tradename	3 to 10 years	$17,685	$18,791
Non-compete agreements	5 years	$4,115	$4,695
Customer relationships	5 to 10 years	$10,552	$8,181
Backlog	0.75 to 2.25 years	$100	$354
Total		$32,452	$32,021

Amortization expense of intangible assets was $1,476 and $2,053 for the three months ended September 30, 2012 and 2011, respectively, and amortization expense for the nine months ended September 30, 2012 and 2011 was $4,669 and $7,586, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2012 (remaining three months)	$1,603
2013	5,540
2014	5,443
2015	4,182
2016	3,787
Thereafter	11,897
$32,452

Note 10—Accounts Payable and Accrued Liabilities

At September 30, 2012 and December 31, 2011, accounts payable included retention amounts of approximately $16,613 and $13,980, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2012	December 31, 2011

Payroll and related employee benefits	$40,367	$29,110
Insurance, including self-insurance reserves	19,660	18,732
Accrued liability for Rockford sellers	5,000	—
Reserve for estimated expenses on completed contracts	4,051	524
Reserve for estimated losses on uncompleted contracts	708	917
Corporate income taxes and other taxes	2,252	1,546
Accrued overhead cost	2,380	1,819
Current liabilities of discontinued operations	733	733
Other	9,632	6,542
	$84,783	$59,923

Note 11—Credit Arrangements

As of September 30, 2012, the Company had a Loan and Security Agreement (the “Agreement”) with The PrivateBank and Trust Company (the “Lender”) for a revolving line of credit in the total aggregate amount of $35,000.  The maturity dates, as amended, are as follows:

•                                          a revolving loan in the amount of $20,000 (the “Revolving Loan A”), with a maturity date of October 26, 2014; and

•                                          a revolving loan in the amount of $15,000 (the “Revolving Loan B”), with a maturity date of October 25, 2012.

Under the Agreement, the Lender agreed to issue letters of credit of up to $15,000 under Revolving Loan A.  As of September 30, 2012 and December 31, 2011, total commercial letters of credit outstanding under Revolving Loan A totaled $3,284 and $4,009, respectively.  Other than the commercial letters of credit, there were no borrowings under these two lines of credit during the period January 1, 2011 through September 30, 2012.  At September 30, 2012, available borrowing capacity under Revolving Loan A was $16,716 and under Revolving Loan B was $15,000.

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

All loans made by the Lender under the Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to certain permitted liens) and accounts receivable. Certain of our subsidiaries have executed joint and several guaranties in favor of the Lender for all amounts under the Agreement.  The Agreement and the line of credit facilities contain various restrictive covenants, including, among others, restrictions on investments, capital expenditures, minimum tangible net worth and debt service coverage requirements.  The Company was in compliance with the bank covenants at September 30, 2012.

Subsequent to the end of the third quarter 2012, the Company entered into the Eighth Amendment to the Agreement with the Lender (the “Amended Agreement”) executed on October 29, 2012 and effective October 16, 2012.  The Amended Agreement provides for a revolving line of credit in the total aggregate amount of $49,000.  The Amended Agreement extends the maturity dates and provides for the revolving loan amounts as follows:

•                        a revolving loan in the amount of $30,000 (the “Revolving Loan A”), with a maturity date of October 26, 2015; and

•                        a revolving loan in the amount of $19,000 (the “Revolving Loan B”), with a maturity date of October 24, 2013, decreasing to $5,000 as of December 31, 2012.

Under the Amended Agreement, the Lender agreed to issue letters of credit of up to $30,000 under Revolving Loan A.  The other terms and conditions of the Amended Agreement remain unchanged.

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility requires an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of September 30, 2012 and December 31, 2011, total commercial letters of credit outstanding under this credit facility totaled $1,246 and $4,036 in Canadian dollars, respectively.  As of September 30, 2012, the available borrowing capacity under this credit facility was $8,754 in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, Born Heaters Canada.  At September 30, 2012, the Company was in compliance with the bank covenant.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  At both September 30, 2012, the amount of letters of credit with a maturity of twelve months and the related restricted cash amounted to $2,023 and was $3,823 as of December 31, 2011.  The amounts are included as part of “customer retention deposits and restricted cash” on the balance sheet.

Subordinated promissory note — Rockford.  In connection with the acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”) on November 12, 2010 in favor of the sellers of Rockford with an initial principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 of the Rockford Note was designated as “Note A” and approximately $7,043 of the note was designated as “Note B”.  Note B was paid in full on March 10, 2011.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity.  At present, Note A bears interest at a rate equal to 8%.  The balance outstanding for Note A at September 30, 2012 was $5,000.  As a result of a dispute related to a certain liability at the time of the closing of the transaction and as provided for under the terms of the Rockford Agreement, the Company ceased further principal and interest payments in May 2012 until resolution of the issue.  The Company also placed $5,000 in an interest bearing escrow account which will remain in escrow until resolution of the dispute.  The Company has included this escrow amount on its September 30, 2012 balance sheet as “customer retention deposits and restricted cash” and has included the Note A outstanding balance of $5,000 in “accrued expenses and other current liabilities”.

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

Note 12 — Noncontrolling Interests

The Company applies the provisions of ASC Topic 810-10-45, which establishes accounting and reporting standards for ownership interests of parties other than the Company in subsidiaries, such as joint ventures and partnerships,.

For the three and nine months ended September 30, 2012, net income attributable to noncontrolling interests in the Blythe joint venture were $432 and $600, respectively.  Since Blythe is a partnership, no tax effect was recognized for the income for either period.  There was no material activity for the noncontrolling interests during the same periods in the prior year.  There were no distributions to noncontrolling interests and no capital contributions made by noncontrolling interests during the three and nine months ended September 30, 2012 nor for the same periods in 2011.

As of September 30, 2012, the carrying value of the assets and liabilities associated with the operations of the Blythe joint venture included $5,537 of cash, $6,931 of accounts receivable and current liabilities of $8,568.  As of December 31, 2011, the carrying value of the assets and liabilities associated with the Blythe joint venture was $2,546 and $2,540, respectively. The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

Sprint Earnout Consideration

As part of the Sprint acquisition on March 12, 2012, the Company agreed to issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.

The 2012 earnout target is measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, for the remainder of the calendar year 2012.  If 2012 EBITDA is at least $7,000, we have agreed to pay $4,000 in cash to the sellers.  The estimated fair value of the 2012 potential contingent consideration on the acquisition date was $3,455.

The 2013 earnout target provides for an additional cash payment of $4,000 to the sellers if 2013 EBITDA is at least $7,750.  The estimated fair value of the 2013 potential contingent consideration on the acquisition date was $2,745.

At September 30, 2012, the estimated fair value of the potential contingent consideration for the 2012 earnout was $3,688 and for the 2013 earnout target, it was $2,929.

Saxon Earnout Consideration

As part of the Saxon acquisition on September 28, 2012, the Company agreed to issue additional cash of $2,500 to the sellers, contingent upon Saxon meeting certain operating performance targets.  The earnout target is measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement.  The Company will pay $2,500 in cash to the sellers if they achieve one of the following two targets: (1) EBITDA for the twelve month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the eighteen month period ending June 30, 2014 of at least $4,750.  The estimated fair value of the potential contingent consideration on the acquisition date was $1,950.

Rockford Earnout Consideration

As part of the 2010 Rockford acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010, for the five quarters ending December 31, 2011 and for the year ended December 31, 2012. The maximum amount of this consideration was $18,400, which, when measured on a fair value basis as of the acquisition date, was estimated at $14,272 and was classified as a liability on the Company’s consolidated balance sheet.

The 2010 earnout target for the fourth quarter 2010 was achieved, and in March 2011, the Company issued 494,095 shares of common stock to the sellers, reducing the liability and increasing stockholders’ equity.

The 2011 earnout target was achieved and the liability as of December 31, 2011 was $6,900.  In April 2012, the Company issued 232,637 shares of common stock to the sellers and made cash payment of $3,450.

A final contingent earnout liability exists for 2012 based on Rockford’s financial performance as measured by income before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, for the calendar year 2012.  If 2012 EBITDA is at least $14,000, we would pay $6,900 in cash to the sellers in 2013.

At September 30, 2012 and December 31, 2011, the estimated fair value of the potential contingent consideration for the 2012 earnout was $6,362 and $5,818, respectively.  The $544 change in the fair value of this liability was a non-cash charge to “other expense” in the consolidated statement of income for the nine month period ended September 30, 2012.

Note 14—Related Party Transactions

Primoris has entered into various leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.  Primoris leases properties located in Bakersfield (lease expires October 31, 2015), Pittsburg (lease expires September 30, 2014) and San Dimas (lease expires March 30, 2019) in California, and in Pasadena, Texas (leases expire in July 2019 and June 2021) from SIGI. During the nine months ended September 30, 2012 and 2011, the Company paid $695 and $681, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6,100 agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  During the nine months ending September 30, 2012 the Company recognized related party revenues of $0 and $5,430 for the same period in the prior year.  The project was substantially completed at December 31, 2011.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2012 and 2011, Primoris paid $212 and $210, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2012 and 2011, Primoris paid $68 and $68, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

Note 15—Income Taxes

The effective tax rate on income from continuing operations before taxes and noncontrolling interests for the nine months ended September 30, 2012 was 38.15%.  The effective tax rate for income attributable to Primoris is 38.5%.  The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes and the “Domestic Production Activity Deduction”.

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

In the third quarter 2012, we concluded the Internal Revenue Service (“IRS”) examinations of our federal income tax returns for 2008 and 2009.  The conclusion of these examinations did not have a material impact on the financial statements.  The tax years 2010 through 2011 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2007 through 2011 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

Note 16—Dividends and Earnings Per Share

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

•                                    On August 3, 2012, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on October 1, 2012.  The dividend, totaling $1,542, was paid on October 15, 2012.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Primoris	$17,516	$19,348	$39,735	$46,088
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,398	51,054	51,387	50,596
Dilutive effect of warrants and units (1)	—	—	—	52
Dilutive effect of contingently issuable shares (2)	—	—	—	437
Dilutive effect of shares issued to independent directors	6	—	15	—
Weighted average shares for computation of diluted earnings per share	51,404	51,054	51,402	51,085

Basic earnings per share	$0.34	$0.38	$0.77	$0.91

Diluted earnings per share	$0.34	$0.38	$0.77	$0.90

(1)                                              Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 17 — Stockholders’ Equity.

(2)                                             Represents the dilutive effect of the following contingency arrangements which were met at the end of each period, but for which shares of common stock were not issued until the first quarter of the following year:

a)                          A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.

b)                          A total of 1,095,646 shares issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

Note 17—Stockholders’ Equity

Common stock — In March 2012, the Company received $1,240 in exchange for 111,790 shares of common stock under a purchase arrangement that is part of the Company’s Long-Term Incentive Plan for managers and executives.  The Company also issued 12,395 shares of common stock in February 2012 and 15,280 shares in July 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, the Company issued 62,052 shares of common stock in March 2012.

In April 2012, the Company issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the period of April 1 through June 30, 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  No shares were repurchased during the three months ended September 30, 2012.  The share repurchase program expires December 31, 2012.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2012 amounted to $2,629 and $7,388, respectively, compared to $2,237 and $6,858 for the same periods in 2011.  The amounts for the three and nine months ended September 30, 2012 included lease payments made to related parties of $327 and $975, respectively.

Letters of credit — At September 30, 2012, the Company had letters of credit outstanding of $6,533 and at December 31, 2011, the Company had letters of credit outstanding of $11,798.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At September 30, 2012 and December 31, 2011, the Company had bid and completion bonds issued and outstanding totaling approximately $1,115,149 and $1,105,933, respectively.

Note 19—Reportable Operating Segments

The Company segregates the business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment includes the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc. The segment also includes the operating results of Sprint from March 12, 2012. Silva, purchased on May 30, 2012, was merged with JCG. Silva’s operating results are included with JCG.  The segment will include operating results of Saxon beginning October 1, 2012.

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

Segment Revenues

Revenue by segment for the three months ended September 30, 2012 and 2011 were as follows:

	For the three months ended September 30,
	2012		2011
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$181,260	42.0%	$130,682	34.8%
West Construction Services	242,033	56.0%	230,904	61.5%
Engineering	8,549	2.0%	13,897	3.7%
Total	$431,842	100.0%	$375,483	100.0%

Revenue by segment for the nine months ended September 30, 2012 and 2011 were as follows:

	For the nine months ended September 30,
	2012		2011
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$459,167	43.3%	$403,299	37.1%
West Construction Services	567,351	53.5%	647,640	59.6%
Engineering	34,333	3.2%	36,145	3.3%
Total	$1,060,851	100.0%	$1,087,084	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2012 and 2011 were as follows:

	For the three months ended September 30,
	2012		2011
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$18,664	10.3%	$15,320	11.7%
West Construction Services	35,602	14.7%	34,377	14.9%
Engineering	2,025	23.7%	2,424	17.4%
Total	$56,291	13.0%	$52,121	13.9%

Gross profit by segment for the nine months ended September 30, 2012 and 2011 were as follows:

	For the nine months ended September 30,
	2012		2011
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$47,442	10.3%	$45,658	11.3%
West Construction Services	84,297	14.9%	80,828	12.5%
Engineering	6,152	17.9%	7,671	21.2%
Total	$137,891	13.0%	$134,157	12.3%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2012 and at December 31, 2011.

Segment	September 30, 2012	December 31, 2011

East Construction Services	$69,499	$59,659
West Construction Services	32,079	32,079
Engineering	2,441	2,441
Total	$104,019	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the nine months ended September 30, 2012 and 2011 were as follows:

	Revenues
	For the nine months ended September 30,
	2012		2011		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	September 30, 2012	December 31, 2011

United States	$1,053,547	99.3%	$1,076,751	99.0%	$799,192	$719,028
Non-United States	7,304	0.7	10,333	1.0	9,878	9,385
Total	$1,060,851	100.0%	$1,087,084	100.0%	$809,070	$728,413

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (“Third Quarter 2012 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2012 Report. You should read this Third Quarter 2012 Report, our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2012 Report.

Introduction

Primoris is a holding company of various subsidiaries that forms one of the larger publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, and other customers. With our acquisitions of JCG in December 2009 and Rockford in November 2010, Primoris has doubled its size and the Company’s national footprint now extends from Florida, along the Gulf Coast, through California, into the Pacific Northwest and Canada.  In March 2012, we acquired Sprint Pipeline Services, L.P. (“Sprint”), providing a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  In May 2012, we acquired certain net assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”), which were incorporated as part of JCG.  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.  In 2011 the Company entered into a joint venture agreement and formed Blythe Power Constructors for the installation of a parabolic solar field and steam generation system in California.

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

We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet Web site, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600.  Our Web site address is www.prim.com. The information on our Internet Web site is neither part of nor incorporated by reference into this Third Quarter 2012 Report.

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

East Construction Services

The East Construction Services segment incorporates the JCG construction business, located primarily in the southeastern United States.  The segment also includes the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results of Sprint since March 12, 2012.  Silva, purchased on May 30, 2012, was merged with JCG.  Silva’s operating results are included with JCG.

West Construction Services

The West Construction Services segment includes the construction services performed in the western United States, primarily in the state of California, with Rockford performing work nationwide.  Entities included in West Construction Services are ARB Inc., ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.  The Blythe Power Constructors joint venture is also included as part of West Construction Services.

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

We and our customers are operating in a challenging business environment in light of the on-going economic uncertainty and weak capital markets.  We believe that our customers and we are not directly impacted by the volatile economic issues being experienced in the European marketplace.  We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them.  We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

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

Results of operations

Revenues, gross profit, operating income and net income for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$431,842	100.0%	$375,483	100.0%
Gross profit	56,291	13.0%	52,121	13.9%
Selling, general and administrative expense	26,014	6.0%	20,103	5.4%
Operating income	30,277	7.0%	32,018	8.5%
Other income (expense)	(1,364)	(0.3)%	74	0.0%
Income before income taxes	28,913	6.7%	32,092	8.5%
Income tax provision	(10,965)	(2.5)%	(12,744)	(3.3)%
Net income	17,948	4.2%	19,348	5.2%
Net income attributable to noncontrolling interests	(432)	(0.1)%	—	—%
Net income attributable to Primoris	$17,516	4.1%	$19,348	5.2%

Revenues, gross profit, operating income and net income for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$1,060,851	100.0%	$1,087,084	100.0%
Gross profit	137,891	13.0%	134,157	12.3%
Selling, general and administrative expense	69,684	6.6%	60,425	5.5%
Operating income	68,207	6.4%	73,732	6.8%
Other income (expense)	(2,997)	(0.3)%	2,195	0.2%
Income before income taxes	65,210	6.1%	75,927	7.0%
Income tax provisions	(24,875)	(2.3)%	(29,839)	(2.8)%
Net Income	40,335	3.8%	46,088	4.2%
Net income attributable to noncontrolling interests	(600)	(0.1)%	—	—%
Net income attributable to Primoris	$39,735	3.7%	$46,088	4.2%

Revenues for the three and nine months ended September 30, 2012 were $431.8 million and $1,060.9 million, which was an increase of $56.4 million or 15.0% from the three months ended September 30, 2011, and was a reduction of $26.2 million or 2.4% from the nine months ended September 30, 2011.  The prior year periods include quarterly revenue of $48.3 million and year-to-date revenues of $264.7 million for the Ruby pipeline project, substantially completed in 2011.  Excluding the Ruby revenue impact, revenues increased by $104.6 million and $225.9 million for the three and nine months ended September 30, 2012.  The increased revenues are primarily as a result of increased project work in the West Construction Services segment for both industrial and underground projects as well as the impact of the March 2012 acquisition of Sprint, which contributed $33.5 million and $48.4 million in revenue for the three and nine months ended September 30, 2012, respectively.

Gross profit increased by $4.2 million, or 8.0%, and $3.7 million or 2.8% for the three months and nine months ended September 30, 2012, compared to the same periods in 2011.  Gross profit for the three and nine months ended September 30, 2011 included gross profit for the Ruby project of $12.7 million and $38.1 million.  Excluding the impact of the prior year Ruby pipeline project at Rockford, gross profit for the third quarter 2012 increased by $16.4 million and for the nine-month period increased by $33.1 million compared to the same periods in the previous year.  The increases in gross margin were due primarily to the increased project work in the West Construction Services segment as well as the gross margin contribution from the March 2012 acquisition of Sprint, which contributed $6.3 million and $10.3 million for the three and nine months ended September 30, 2012.

Gross profit as a percent of revenues decreased to 13.0% for the three months ended September 30, 2012, compared to 13.9% in the same prior year period, and increased to 13.0% for the nine months ended September 30, 2012, compared to 12.3% in the same period in 2011. Excluding Ruby, the margin for the three months ended September 30, 2012 increased by $16.4 million. The margin improvement of $3.7 million for the nine months ended September 30, 2012 was primarily due to the higher margins contributed by increased project work in the West Construction Services segment, partially offset by the higher gross margin in the prior year of the Ruby pipeline project.

Geographic areas financial information

Revenue by geographic area for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$1,053,547	99.3%	$1,076,751	99.0%
Non—United States	7,304	0.7%	10,333	1.0%
Total revenues	$1,060,851	100.0%	$1,087,084	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, to estimate non-United States revenues.

Segment results

The following discusses the significant factors contributing to the results of our operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$181,260		$130,682
Gross profit	18,664	10.3%	15,320	11.7%

	Nine Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$459,167		$403,299
Gross profit	47,442	10.3%	45,658	11.3%

Revenue for the East Construction Services segment increased by $50.6 million, or 38.7%, for the three months ended September 30, 2012 compared to the same period in the prior year.  The revenue increase was due primarily to the March 2012 acquisition of Sprint Pipeline Services, which generated $33.5 million in revenue for the three month period.  Excluding the impact of the Sprint acquisition, revenues increased by $17.1 million, which was due primarily to increased industrial work of $8.9 million in the petrochemical and fertilizer facilities as a result of lower natural gas prices in the Gulf Coast area as well as increases in infrastructure and maintenance work of $5.5 million related to the number and size of projects in petrochemical and power facilities.

Revenue increased by $55.9 million, or 13.9%, for the nine months ended September 30, 2012 compared to the same period in the prior year.  The revenue increase was due primarily to the March 2012 acquisition of Sprint Pipeline Services, which generated $48.4 million in revenue for the nine month period.  Excluding the impact of the Sprint acquisition, revenue increased by $7.5 million primarily as a result of increases in infrastructure and maintenance projects related to petrochemical and power facility projects of $15.0 million and by increases in wastewater facility construction in Florida of $2.6 million offset by revenue decreases of $8.6 million in heavy civil work due to larger projects in Louisiana in the prior year.

Gross profit increased by $3.3 million, or 21.8%, for the three months ended September 30, 2012 compared to the same period in the prior year.  The Sprint acquisition contributed $6.3 million for the three months ended September 30, 2012. Excluding the impact of the Sprint acquisition, gross profit decreased $3.0 million for the three months as a result of lower gross profit contribution on heavy civil projects of $5.3 million primarily due to larger highway projects in the prior year quarter.  Gross profit for industrial projects increased by $2.1 million from increased activity in the Gulf Coast area.

Gross profit increased by $1.8 million, or 3.9%, for the nine months ended September 30, 2012 compared to the same period in the prior year.  The Sprint acquisition contributed $10.3 million for the nine months ended September 30, 2012. Excluding the impact of the Sprint acquisition, gross profit decreased $8.5 million for the nine months primarily due to decreases in heavy civil projects of $9.7 million as a result of the completion of larger projects in Louisiana and the startup of highway projects in central Texas. Gross profit increased by $2.6 million for work on industrial projects in the petrochemical and fertilizer facilities.

For the three months ended September 30, 2012, gross profit as a percent of revenues decreased to 10.3% compared to 11.7% in the prior year quarter and decreased to 10.3% for the nine months ended September 30, 2012 compared to 11.3% in the same period in the previous year primarily as a result of decreased margin percentages realized on heavy civil projects, especially the startup of the I-35 projects in Texas.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$242,033		$230,904
Gross profit	35,602	14.7%	34,377	14.9%

	Nine Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$567,351		$647,640
Gross profit	84,297	14.9%	80,828	12.5%

Revenue for the West Construction Services segment increased by $11.1 million, or 4.8% for the three months ended September 30, 2012 compared to the same period in 2011. The three months ended September 30, 2011 included revenue of $48.3 million for Rockford’s Ruby pipeline project, substantially complete in 2011. Excluding the revenue impact of the Ruby project, revenues increased by $59.4 million due primarily to increases in our underground business of $17.7 million, and our industrial business of $10.3 million and our work in the Marcellus gas shale area of $33.5 million.  The increase was reduced by a decline in our parking structure business of $4.1 million.

Revenue decreased by $80.3 million, or 12.4% for the nine months ended September 30, 2012 compared to the same period in 2011. The nine months ended September 30, 2011 included revenue of $264.7 million for Rockford’s Ruby pipeline project. Excluding the revenue impact of the Ruby project, revenues increased by $171.9 million due primarily to increases on our underground projects of $77.5 million, our industrial business of $39.1 million and our projects in the Marcellus gas shale area of $50.2 million, reduced by a decrease in our parking structure business of $9.1 million.

Gross profit increased by $1.2 million, or 3.6%, for the three months ended September 30, 2012 and $3.5 million, or 4.3%, for the nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Gross profit for the three and nine months ended September 30, 2011 included gross profit for the Ruby project at Rockford of $12.7 million and $38.1 million, respectively.  Excluding the impact of the prior year Ruby project, gross profit for the third quarter increased by $13.4 million and gross profit for the nine month period increased by $32.9 million compared to the same periods in the previous year.  The primary reason for the increase in both periods was the significant increase in volume in both the underground and industrial projects.

Gross profit as a percent of revenues decreased slightly to 14.7% during the three months ended September 30, 2012 from 14.9% in the same period in 2011, while for the nine months ended September 30, 2012, gross profit as a percent of revenue increased to 14.9% compared to 12.5% in the same period in the prior year.  The prior year gross profit as a percent of revenues for the underground business was impacted by the lower gross profit percentage on the Ruby project.  The industrial business margins were impacted in the prior year by delays and contingencies recorded on a large power plant construction project.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$8,549		$13,897
Gross profit	2,025	23.7%	2,424	17.4%

	Nine Months Ended September 30,
	2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering
Revenue	$34,333		$36,145
Gross profit	6,152	17.9%	7,671	21.2%

Revenue for the Engineering segment decreased by $5.3 million, or 38.5%, and by $1.8 million, or 5.0%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The decrease is mainly due to the completion early in the quarter of several furnace upgrade and refurbishment projects for two major US chemical companies.

Gross profit for the three and nine months ended September 30, 2012 decreased by $0.4 million and $1.5 million, compared to the same periods in 2011.  The decrease was primarily the result of lower profit margins achieved in international projects at our Canadian location and higher margin project closeouts in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $5.9 million, or 29.4% and $9.3 million, or 15.3%, for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011.

The changes in SG&A expenses during the periods are as follows:

	Increase (Decrease) in SG&A Expenses
	Three months ended September 30, 2012	Nine months Ended September 30, 2012
	(Thousands)
Compensation and compensation related expenses	$3,095	$1,993
Sprint SG&A expenses	2,717	5,536
Legal expenses	458	740
Amortization of intangible assets	167	502
Other overhead expenses	1,214	2,228
Effect of prior year Rockford contingent consideration	(1,740)	(1,740)
Total increase in SG&A expenses	$5,911	$9,259

Compensation and compensation related expenses increased primarily as a result of increased administrative support costs related to labor-intensive pipeline integrity work and service related projects and due to cost of living increases.  The administrative support costs should track pipeline integrity work and are expected to increase or decrease with the changes experienced for these revenues.

SG&A as a percentage of revenue increased to 6.0% and 6.6% for the three and nine months ended September 30, 2012, from 5.4% and 5.6% for the same period in 2011.  Excluding the impact of the Sprint acquisition, SG&A as a percentage of revenue was 5.8% and 6.3% for the three and nine months ended September 30, 2012.  SG&A as a percentage of revenue was impacted in the prior year by the significant Rockford revenues, which included the large Ruby pipeline project.  Excluding Rockford’s 2011 revenues and 2011 SG&A expenses, SG&A as a percentage of revenue was 5.9% for the three months ended September 30, 2011.  This compares to 6.0% for the same period in 2012.  Excluding Rockford, SG&A as a percentage of revenue was 6.9% for the nine months ended September 30, 2011.  This compares to 6.6% for the same period in 2012.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
	(Thousands)
Other income (expense)
Income (loss) from non-consolidated investments	$(159)	$2,079
Foreign exchange loss	18	(214)
Other expense	(382)	(314)
Interest income	96	39
Interest expense	(937)	(1,516)
Total other income (expense)	$(1,364)	$74

	Nine Months Ended September 30,
	2012	2011
	(Thousands)
Other income (expense)
Income from non-consolidated investments	$895	$7,305
Foreign exchange loss	(30)	(250)
Other expense	(961)	(917)
Interest income	143	297
Interest expense	(3,044)	(4,240)
Total other income (expense)	$(2,997)	$2,195

For the three months ended September 30, 2012, the loss from non-consolidated investments was $0.2 million, primarily due to a loss recorded at Wespac.  Income from non-consolidated investments for the nine months ended September 30, 2012 of $0.9 million included $1.1 million from the St.-Bernard joint venture, offset by a loss in Wespac of $0.2 million.  As a result of the St. Bernard joint venture nearing completion, income from non-consolidated investments decreased $6.4 million for the nine months ended September 30, 2012 compared to the same period in the prior year.

Foreign exchange losses for the nine months ended September 30, 2012 and for the same period in 2011 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Some of our business is conducted in Canadian dollars, and we acquire assets and liabilities using Canadian dollars.  For financial statement purposes, we convert these transactions to United States dollars creating currency exchange gains or losses.

Other expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2012, respectively represents the change in the estimated fair value of the contingent earnout liabilities for the Rockford and Sprint acquisitions.

For the three and nine months ended September 30, 2012, interest expense was $0.9 million and $3.0 million, respectively, compared to $1.5 million and $4.2 million for the same periods in 2011.  The decrease over both the prior periods was due primarily to the final payoff of the subordinated debt from the JCG subordinated notes in March 2012 and as a result of lower interest rates obtained upon refinancing certain commercial notes in the third quarter 2012.

Provision for income taxes

Our provision for income tax decreased $1.8 million for the three months ended September 30, 2012 to $11.0 million and decreased $5.0 million for the nine months ended September 30, 2012 to $24.9 million, compared to the same periods in 2011 as a result of lower earnings.  To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The effective tax rate on income from continuing operations before taxes and noncontrolling interests for the nine months ended September 30, 2012 was 38.15%.  The effective tax rate excluding income attributable to noncontrolling interests is 38.5%.

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

At September 30, 2012, our balance sheet included net cash and cash equivalents of $76.7 million and short term investments of $6.4 million.  We currently have the following credit facilities:

•                                 a $20 million credit facility that expires on October 26, 2014, under which we can issue letters of credit for up to $15 million.  At September 30, 2012, we have issued letters of credit of $3.3 million on this facility, resulting in $11.7 million in available borrowing capacity.  This credit facility was amended on October 29, 2012 and provides for a $30 million facility that expires on October 26, 2015.  Under the amended facility, we can issue letters of credit for up to $30 million;

•                                 a credit facility of $15 million, with the full borrowing amount available at September 30, 2012 and expires on October 25, 2012.  This credit facility was amended on October 29, 2012 and provides for a $19 million facility, which decreases to $5 million at December 31, 2012, and expires on October 24, 2013; and

•                                 a $10 million (Canadian dollars) facility for commercial letters of credit in Canada. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At September 30, 2012, $1.2 million of letters of credit (Canadian dollars) were outstanding, with $8.8 million available under this credit facility for additional letters of credit.

Cash Flows

Cash flows during the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
	(Thousands)
Change in cash:
Net cash provided by operating activities	$19,272	$25,222
Net cash used in investing activities	(37,527)	(11,530)
Net cash used in financing activities	(25,397)	(33,385)
Net change in cash	$(43,652)	$(19,693)

Operating activities

The source of our cash flow from operating activities and the source or use of a portion of that cash in our operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30,
	2012	2011	Change
	(Thousands)
Operating Activities:
Operating income	$68,207	$73,732	$(5,525)
Depreciation	20,719	17,838	2,881
Amortization of intangible assets	4,669	7,585	(2,916)
Loss (Gain) on sale of property and equipment	(2,396)	191	(2,587)
Changes in assets and liabilities	(44,420)	(48,234)	3,814
Non-consolidated entity distributions	1,260	9,059	(7,799)
Foreign exchange gain (loss)	(30)	(250)	220
Other expense	(961)	(917)	(44)
Interest income	143	297	(154)
Interest expense	(3,044)	(4,240)	1,196
Provision for income taxes	(24,875)	(29,839)	4,964
Net cash provided by operating activities	$19,272	$25,222	$(5,950)

The table above summarizes the cash flow elements provided by operating activities for the nine months ended September 30, 2012 which decreased by $6.0 million compared to the same period in 2011.  Amortization of intangible assets has decreased by $2.9 million as the JCG and Rockford acquisitions in 2009 and 2010 have amortized their acquired intangible assets, especially the shorter lived backlog intangible assets.  As a result of the St. Bernard joint venture nearing completion at September 30, 2012, non-consolidated entity distributions have decreased by $7.8 million compared to the prior year.  The provision for income taxes decreased by $5.0 million as a result of lower pretax income during the nine months ended September 30, 2012.

The significant components of the $44.4 million change in assets and liabilities from the December 31, 2011 balance sheet to the September 30, 2012 balance sheet are summarized in the following table:

	Change in Balance Sheet	Acquisition Balance Sheets	Net Change in Operating Cash Flow

Increase in accounts receivable	$(75,766)	$10,833	$(64,933)
Increase in costs and estimated earnings in excess of billings	(22,065)	976	(21,089)
Increase in customer retention deposits and restricted cash	(3,324)	—	(3,324)
Subtotal	(101,155)	11,809	(89,346)
Increase in accounts payable	26,373	(5,940)	20,433
Increase in accrued expenses and other current liabilities	21,525	(837)	20,688
Increase in billings in excess of costs and estimated earnings	7,853	(524)	7,329
Other	4,002	(7,526)	(3,524)
Subtotal	59,753	(14,827)	44,926
Net changes in assets and liabilities	$(41,402)	$(3,018)	$(44,420)

The increase in accounts receivable includes a $16.4 million increase from Sprint subsequent to the Sprint acquisition.  The remaining $48.5 million increase reflects the increased revenue levels for the Company.  At September 30, 2012, accounts receivable represented 32.5% of total assets.  We continue to have an excellent receivable collection history, and at September 30, 2012, more than 80% of total receivables were less than 30 days outstanding.  We also maintain lien rights that can provide additional collection security.

The increase in costs and estimated earnings in excess of billings of $21.1 million was due primarily from a higher level of activity in our underground pipeline groups in September compared to that in December 2011.  We believe that these cost amounts will be billed in accordance with the terms of fixed price contracts or within the first weeks of October for cost reimbursable or unit price contracts.

Accounts payable increased $20.4 million and accrued expenses and other current liabilities increased $20.7 million, which includes payroll, insurance and tax liabilities, was a result of the significant level of operating activity at the end of the third quarter compared to the end of 2011.

Investing activities

During the nine months ended September 30, 2012, we purchased property and equipment for $25.6 million, compared to $20.9 million during the same period in 2011. The purchases were principally for construction equipment, with $23.7 million paid in cash and we incurred $1.9 million in additional loan obligations, secured by the underlying equipment.  We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

We periodically buy and sell equipment, as part of our overall fleet management program.  During the nine months ended September 30, 2012, we received proceeds from the sale of used equipment of $7.7 million compared to $2.4 million for same period in 2011.  For the past few years, we have rented major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased.

As part of our cash management program, we sold $23.0 million in short term investments during the nine months ended September 30, 2012.  In the nine months ended September 30, 2011, we purchased $36 million and sold $39 million in short term investments.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

In the months of March and May 2012, we used $38.1 million in cash for the acquisitions of Sprint and Silva.

Financing activities

Financing activities used $25.4 million of cash during the nine months ended September 30, 2012. Significant transactions using cash flows from financing activities included:

•                                          $20.2 million reduction of long-term debt and capital leases as a result of both loan repayments and refinancing of higher interest rate loans, offset by the proceeds from the new debt of $16.7 million at lower interest rates.

•                                          $17.5 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 14, 2012 payment in full of the JCG subordinated notes.

•                                          $1.2 million was recorded as equity for the issuance of 111,790 shares purchased by our employees under the Primoris Long-Term Retention Plan

•                                          Dividends of $4.6 million were paid to our stockholders during the nine months ended September 30, 2012 representing an annualized dividend rate of $0.12 per share of common stock.

•                                          $1.0 million in purchases of Company common stock under the Company’s stock repurchase program.

Capital requirements

We believe that we will be able to support our ongoing working capital needs for the next twelve months using cash on hand, short term investments, operating cash flows and the availability under our existing credit facilities.  In order to meet the needs of our continued growth, we intend to spend a total of approximately $30 million during the calendar year 2012, primarily on purchases of construction equipment.

Common stock

In March 2012, the Company issued 111,790 shares of common stock to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Incentive Plan.  The Company issued 12,395 shares of common stock in February 2012 and 15,280 shares in July 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, the Company issued 62,052 shares of common stock in March 2012.

In April 2012, the Company issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the period from April 1, 2012 through June 30, 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  No shares were repurchased during the three months ended September 30, 2012.  The share repurchase program expires December 31, 2012.

Credit agreements

For a description of our credit agreements and subordinated notes payable see Note 11 - Credit Arrangements in Item I Financial Statements.

Related party transactions

Primoris has entered into various leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.  Primoris leases properties located in Bakersfield (lease expires October 31, 2015), Pittsburg (lease expires September 30, 2014) and San Dimas (lease expires March 30, 2019) in California and in Pasadena, Texas (leases expire in July 2019 and June 2021) from SIGI. During the nine months ended September 30, 2012 and 2011, the Company paid $0.69 million and $0.68 million, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  During the nine months ending September 30, 2012 the Company recognized related party revenues of $0 million and $5.43 million for the same period in the prior year.  The project was substantially completed at December 31, 2011.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada. During the nine months ended September 30, 2012 and 2011, Primoris paid $0.21 million and $0.21 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  Primoris paid $0.07 million in lease payments to Mr. Rockford for the use of this property for the first nine months in 2012 and paid $0.07 million for the same period in 2011.  The lease expires on January 15, 2015.

Contractual obligations

A summary of contractual obligations at September 30, 2012 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$81,706	$19,764	$36,221	$22,018	$3,703
Interest on debt and capital lease obligations (1)	5,403	2,099	2,509	716	79
Interest on subordinated debt (1)	579	377	202	—	—
Equipment operating leases	11,104	3,022	5,228	2,854	—
Real property leases	12,234	2,589	3,714	2,667	3,264
Real property leases—related parties	5,702	1,324	2,169	1,045	1,164
	$116,728	$29,175	$50,043	$29,300	$8,210

Stand-by letters of credit	$6,533	$2,914	$3,619	$—	$—

(1)    The interest amount assumes principal payments are made as originally scheduled in the obligations.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                                          Letters of credit issued under our lines of credit.  At September 30, 2012, we had letters of credit outstanding of $6.5 million.

•                                          Equipment operating leases with a balance of $11.1 million at September 30, 2012.

•                                          In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At September 30, 2012, we had $1.1 billion in outstanding bonds.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, relate to fixed price contracts, revenue recognition, income taxes, goodwill, long-lived assets and reserve for uninsured risks.  Recently, the FASB has issued new guidelines for options of using qualitative factors in testing for potential impairment of goodwill and indefinite-lived intangible assets, which the Company is adopting during 2012.  To date, goodwill of $103.6 million has arisen from acquisitions and is recorded at our reporting units as follows:

•                                          JCG in the East Construction Services segment, $59.3 million

•                                          Rockford in the West Construction Services segment, $32.1 million

•                                          Sprint in the East Construction Services segment, $9.4 million

•                                          Cardinal Contractors in the East Construction Services segment, $0.4 million; and

•                                          Born Canada in the Engineering segment, $2.4 million

At September 30, 2012, net intangible assets amounted to $32.9 million.  There have been no material changes to our critical accounting policies since December 31, 2011.

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

Our contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time.

Backlog by operating segment at June 30, 2012 and September 30, 2012 and the changes in backlog for the three months then ended at September 30, 2012 were as follows (amounts in thousands):

Segment:	Backlog as of June 30, 2012	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at September 30, 2012	Revenue Recognized from Non-Backlog Projects	Total Revenue

East Construction Services	$716,894	$194,778	$158,313	$753,359	$22,947	$181,260
West Construction Services	350,039	211,613	192,195	369,457	49,838	242,033
Engineering	19,245	5,506	4,933	19,818	3,616	8,549
Total	$1,086,178	$411,897	$355,441	$1,142,634	$76,401	$431,842

Backlog by operating segment at September 30, 2012 and the changes in backlog for the nine months then ended were as follows (amounts in thousands):

Segment:	Backlog as of December 31, 2011	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at September 30, 2012	Revenue Recognized from Non-Backlog Projects	Total Revenue

East Construction Services	$813,316	$335,659	$395,616	$753,359	$63,551	$459,167
West Construction Services	326,845	485,413	442,801	369,457	124,550	567,351
Engineering	25,402	15,732	21,316	19,818	13,017	34,333
Total	$1,165,563	$836,804	$859,733	$1,142,634	$201,118	$1,060,851

As of September 30, 2012, our total backlog was $1.14 billion representing a decrease of $22.9 million, or 2.0%, from $1.17 billion as of December 31, 2011.  We expect that approximately 26% of the total backlog at September 30, 2012 will be recognized as revenue during the remainder of 2012, with $155 million expected for the East Construction Services segment, $133 million for the West Construction Services segment and $8 million for the Engineering segment.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2012 and December 31, 2011 due to the generally short maturities of these items. At September 30, 2012, we had no short-term investments.  At December 31, 2011, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and U. S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

At September 30, 2012, all of our long-term debt was under fixed interest rates.

At September 30, 2012, we had no derivative financial instruments.  We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2012, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 6, 2012	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.