Form 10-K
period 2012-12-31
Primoris Services Corp
filed 2013-03-07
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $395.3 million based upon the closing price of such common equity as of June 29, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 1, 2013, there were 51,445,439 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Given these uncertainties, you should not place undue reliance on forward-looking statements.  Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K.  We assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the largest publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. With our acquisitions of JCG in 2009, Rockford in 2010 and four additional acquisitions in 2012, Primoris has more than tripled its size in revenues since 2009.  The Company’s national footprint now extends nearly nationwide and in to Canada.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary OnQuest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida and Texas.

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  In February 2008, Primoris Corporation (referred to as “Former Primoris”), a privately-held company, entered into an Agreement and Plan of Merger with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly-held company.  Rhapsody was founded as a special purpose acquisition company in 2006, and we became a public company in July 2008 when, the merger was completed and Rhapsody changed its name to “Primoris Services Corporation”.

Our service capabilities and geographic footprint have expanded through the following acquisitions.

First, on December 18, 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

Second, on November 8, 2010, the Company entered into an agreement (the “Rockford Agreement”) to acquire privately-held Rockford Corporation (“Rockford”).  Upon completion of the transaction on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

And third, during 2012, we made four acquisitions:

1.              On March 12, 2012, we purchased certain assets of Sprint Pipeline Services, L.P. (“Sprint”), headquartered in Pearland (outside Houston), Texas.  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

2.              On May 30, 2012, we purchased certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively, “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.  Following this acquisition, Silva was merged with the operations of JCG.

3.              On September 28, 2012, we purchased certain assets of The Saxon Group, Inc. (“Saxon”).  Based in Suwannee, Georgia, outside Atlanta, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.

4.              On November 17, 2012, we purchased all of the issued and outstanding shares of stock of Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  The sellers elected to treat the acquisition as an asset purchase under Section 338(h)(10) of the Internal Revenue Code.  Based in Little Canada, Minnesota, north of St. Paul, Minnesota, Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

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

East Construction Services

The East Construction Services segment consists of business located primarily in the southeastern United States and along the Gulf Coast.  The segment includes the JCG heavy civil, industrial and infrastructure and maintenance operations headquartered in Baton Rouge, Louisiana; water and wastewater construction operations of Cardinal Contractors, Inc. located in Sarasota, Florida; and the newly acquired operations of Sprint, Silva and Saxon.

West Construction Services

The West Construction Services segment consists of businesses located primarily in the western United States.  The segment includes the underground and industrial operations of ARB, Inc., headquartered in Lake Forest, California; the operations of Rockford, which while headquartered in Hillsboro, Oregon, performs its major capital underground work throughout the United States; the operations of ARB Structures, Inc., Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. (100% owned in 2011 and 50% in prior years), Stellaris, LLC, Primoris Renewables, Inc. and Juniper Rock, Inc.  The segment also includes the operations of the Blythe Power Constructors joint venture and newly acquired Q3 Contracting, Inc.

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

Detailed information regarding the revenues, operating results and total assets for each segment is contained in our audited financial statements at the end of this Annual Report on Form 10-K.

Trends

We continue to operate in a challenging business environment with increasing regulatory requirements and only gradual recovery in the economy from the recessionary levels of the past four years.  Economic and regulatory issues have adversely affected our customers and have affected demand for our services, and demand may continue to be impacted as conditions slowly improve.  The additional uncertainty associated with federal sequestration and budget issues only adds to the difficulty in predicting the timing or magnitude that industry trends may have on our business, particularly in the near-term.

For our underground services, we expect that the opportunities for natural gas pipeline construction will increase over the next few years.   Development of gas shale formations throughout North America has resulted in a significant increase in the natural gas supply, leading to an apparent long-term reduction in natural gas prices.   .   As one of the cleanest-burning fossil fuels, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources, which may be achieved in the next two decades, and a cleaner environment.  The existing pipeline infrastructure appears to be insufficient to meet the growing natural gas demand which could lead to opportunities for new pipeline construction.  In addition, the recently passed Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, authorized the Pipeline and Hazardous Materials and Safety Administration to promulgate new rules for pipeline integrity.  These rules are in addition to various state regulations.  We believe that these integrity testing requirements will increase the demand for our underground services.  We have the ability to offer construction and maintenance of large diameter pipeline, mid-stream pipeline and gathering lines in both our West and East construction services segments.

The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. In addition, as renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas may well be the fuel used to provide backup power generation.   A significant contributor to the revenue and profitability of the West Construction Services segment is construction of electrical power generation facilities.  Demand for electric power is expected to grow, especially in large population centers such as California.  That demand may be met by renewable energy sources, such as solar power, or by converting current facilities to more efficient sources of power.  We expect that this continuing demand growth will provide significant opportunities for our construction services over time.  During 2012, we completed an acquisition that adds major construction experience for gas plants to our East Construction Services segment.  We also expect that the continuing long-term low cost of natural gas could lead to heavy industrial opportunities as coal-fired power plants are converted to natural gas and as chemical plants that use natural gas as a feedstock expand.  The low price may also lead to the development and construction of LNG facilities, which would provide opportunity for both our engineering and construction segments.

We also expect that renewable energy projects will provide construction opportunities over the next few years.  Almost two thirds of the states have adopted renewable portfolio standards or goals.  In many locations, the development and construction of solar and wind facilities requires the building of “peaker” plants to meet demand when the renewable resources are not available.  In addition, alternative energy sources such as “waste-to-power” facilities provide long-term construction opportunities.

Our highway construction services are finding a challenging market in the near-term.  Declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, are not as directly affected by a stagnant or declining economy, unless actual consumption is reduced. However, even these can be temporarily at risk as state and local governments struggle to balance their budgets. Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue.  Offsetting these challenges is the need for continuing improvements and additions in highway infrastructure and the perception of federal and state funding of transportation projects as an investment in infrastructure.  Our highway construction is focused on the states of Louisiana, Texas and Mississippi.  Of these states, Texas continues to increase its highway construction budget while the other two states have cut back in the current environment.

Strategy

Our strategy emphasizes the following key elements:

•                  Diversification Through Controlled Expansion.  We continue to emphasize the expansion of our scope of services beyond our traditional focus by increasing the scope of services offered to current customers and by adding new customers.  In December 2009, we completed the acquisition of JCG and in November 2010 we completed the acquisition of Rockford as part of this strategy.  In 2012, we acquired four additional companies, including Sprint, Silva, Saxon and Q3C.  We intend to continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. Our strategy also considers potential selective expansion to new geographic regions.

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

Customers

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through JCG, we expanded our customer base to include a significant presence in the Gulf Coast region of the United States and with Q3C, expanded into the upper Midwest United States and with Rockford we are expanding throughout the United States.  The various acquisitions have also changed the composition of our customer base with significant increases in public state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from several weeks, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others,  Conoco Phillips, British Petroleum, Pacific Gas & Electric, Sempra Energy, Williams, Valero, Chevron, Calpine, Kinder Morgan and El Paso Corporation.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2012	2011	2010
Texas DOT	5.8%	*	5.0%
Public gas and electric utility	14.6%	11.3%	7.3%
Gas utility	5.6%	*	*
Private gas and electric utility	6.9%	*	*
Louisiana DOT	11.1%	16.4%	20.5%
Gas utility (Ruby Pipeline Project)	0.8%	18.8%	8.4%
Totals	44.8%	46.5%	41.2%

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

For the years ended December 31, 2012, 2011 and 2010, approximately 55.9%, 68.5% and 55.3%, respectively, of total revenues were generated from the top ten customers of the Company in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2012, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 14.6% of the Company’s revenues for the year ended December 31, 2012.   At December 31, 2011, approximately 15.5% of the Company’s accounts receivable were due from the same customer, which provided 11.3% of the Company’s revenues for the year ended December 31, 2011.

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

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2012:

Segment	Project	Location	Approximate Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2012
			(Millions)		(Millions)
West Construction Services	550 MW Combined Cycle Plant	El Segundo, CA	$185	08/2013	$70
West Construction Services	Solar Energy Project	Blythe, CA	$80	01/2014	55
West Construction Services	118 mile 20” gas pipeline	Newark, OH	$95	11/2013	95
West Construction Services	Waste water collection system	Las Osos, CA	$25	08/2014	20
East Construction Services	IH 35 from S.363 to N.363	Temple, LA	$240	05/2017	240
East Construction Services	IH 35 Salado to Belton	Salado, TX	$110	08/2014	60
East Construction Services	NW Loop 363	Temple, LA	$40	12/2014	35
Engineering	Waste Heat Recovery	Australia	$35	08/2013	5

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

We compete with different companies in different end markets.  Large competitors in our underground markets include Quanta Services, Inc., MasTec Inc. and Willbros Group; competitors in our industrial end markets include Kiewit Corporation; and competitors in our highway services include Sterling Construction Company, Boh Brothers and Zachary Construction Company.

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

Geographic Areas — Financial Information

The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2012, 2011 and 2010, and the total assets located in those countries for the years ended December 31, 2012 and 2011.  The amounts shown are in millions of dollars.  Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our Engineering segment’s office in Calgary, Canada, but relates to specific projects in other countries, especially in the Far East and Australia.

	Year Ended December 31,						Total Assets at
	2012		2011		2010		December 31,
Country	Revenue	%	Revenue	%	Revenue	%	2012	2011

United States	$1,531	99.3	$1,448	99.2	$920	97.7	$921	$719
Non-United States	11	0.7	12	0.8	22	2.3	10	9
TOTAL	$1,542	100.0	$1,460	100.0	$942	100.0	$931	$728

All non-United States revenue was generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to estimate non-United States revenues.

Risks Attendant to Foreign Operations

In 2012, as set forth in the table above, approximately 0.7% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

Most contracts provide for termination of the contract for the convenience of the owner. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. To date, these provisions have not materially adversely affected us.

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

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the States of California, Texas and Louisiana, we self-insure our workers’ compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. In addition, we maintain umbrella coverage, and we believe that our insurance programs are adequate.

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

Employees

We believe that our employees are our most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for approximately 5,000 hourly employees helps us to instill in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2012, we employed approximately 1,184 salaried employees and approximately 5,727 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2012, the number of employees ranged from approximately 4,800 employees to 8,100 employees.

The following is a summary of employees by function and geography at December 31, 2012:

	CA	LA	TX	MS	CO	MN	Other US	Canada	Total
Salaried	300	316	320	19	30	55	108	36	1,184
Hourly	1,539	1,512	1,313	192	197	163	811	0	5,727
Total	1,839	1,828	1,633	211	227	218	919	36	6,911

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investor Relations” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct (including a separate code which applies to our CEO, CFO and senior financial executives) and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the “Investor Relations/Corporate Governance” tab.  We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain copies of these items from our website.

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

•                  Costs we incur to support growth whether organic or through acquisitions;

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. In particular, we are dependent upon the management and leadership of Brian Pratt, who is our Chief Executive Officer, as well as other members of executive and senior management. The loss of any of the executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense, and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive or senior officer on a timely basis could adversely affect our ability to operate and grow our business.

Our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. At the end of 2012, we are receiving anecdotal evidence of a shortage of qualified welders in the United States.  The beginning of new, large-scale infrastructure projects or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

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

Demand for our services may decrease during economic recessions or volatile economic cycles, and the reduction in demand may adversely affect our business.

The engineering and construction industries historically have experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

At the end of 2012, the economy is slowly recovering from the recent recession.  The economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. If the availability of credit remains uncertain, a continued reduction in our customers spending for services could have a material adverse affect on our operations and our ability to grow at historical levels.

Much of the work that we perform in the highway markets involves funding by federal, state and local governments.  In the current budgetary and political environment, funding for these projects could be reduced significantly, which could have a material adverse affect on our operations and financial results.

We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

Industry trends and government regulations could reduce demand for our pipeline construction services.

The demand for our pipeline construction services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the price of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government polices and regulations, oil industry refining capacity and the potential development of alternative fuels.

Specific government decisions could affect demand for our construction services.  For example, a limitation on the use of “fracking” technology, or a decision to not build a major pipeline, such as occurred in 2012, could significantly affect the revenues and profitability of our operations.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 55.9% of our revenue in 2012, 68.5% of our revenue in 2011 and 55.0% of our revenue in 2010. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work performed.  Reduced demand for our services or a loss of a significant customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits or losses on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2012, 2011 and 2010 was 51%, 38% and 40%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2012, 2011 and 2010 was 30%, 28% and 32%, respectively.  In general, we must be able to estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

•                  Changes in local laws and regulations, and;

•                  Delays caused by local weather conditions.

As projects grow in size and complexity, these factors may combine, and depending on the size of the particular project, variations from the estimated contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may lose business to competitors through the competitive bidding processes, which could have an adverse effect on our financial condition, results of operations and cash flows.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins.  We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our financial condition and results of operations.

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

As of December 31, 2012, approximately 37% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 72 collective bargaining agreements to which we are a party, nineteen expire during 2013 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flows.

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

The current Federal administration has expressed strong support for legislation and regulation that would create more flexibility and opportunity for labor unions to organize non-union workers. This legislation or regulation could result in a greater percentage of our workforce being subject to collective bargaining agreements.

Withdrawal from multiemployer pension plans associated with our unionized workforce could adversely affect our financial condition and results of operations.

Our collective bargaining agreements generally require that we participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980 (“MEPA”), may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as endangered, seriously endangered or critical status.  For a plan in critical status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could adversely affect our financial condition or results of operations.  For plans in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required.  Participation in those plans with high funding levels could adversely affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute.  For each plan, our liability is the total unfunded vested benefits of the plan multiplied by a fraction:  the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers for the past ten years.  For some pension plans to which we contribute, the unfunded vested benefits are in the billions of dollars.  If we cannot reduce the liability through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Our contracts frequently require that we provide payment and performance bonds to our customers. Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds.

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce, the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have an adverse effect on our financial condition, results of operations and cash flows.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to a deductible of $250,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans.  Our primary health insurance plan is subject to a deductible of $150,000 per claimant per year.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported.  Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes the accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be adversely affected in a given period.

Our reported results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. We have made various acquisitions, including the acquisitions of JCG, Rockford, Sprint, Silva, Saxon and Q3C.  We recorded approximately $114.8 million in goodwill and $73.7 million of intangible assets in connection with these acquisitions based on the application of the acquisition method of accounting.  At the time of the acquisitions, management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates.  Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, the accounting literature provides specific guidance for testing goodwill and non-amortized intangible assets for impairment.  Any future impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.  The employee insurance requirements are expected to impact our expenses beginning in 2014.  At the end of 2012, our independent insurance broker estimated that our insurance costs could increase by $14 million annually.  While we anticipate increases in our customer billing rates to reflect the increased expense, there can be no guarantee that we will be able to pass these costs to our customers or that our competition will increase their bids to reflect the increased healthcare costs.  For our multi-year highway projects, we may not be able to anticipate further increases in healthcare costs associated with the healthcare reform legislation.

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

EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. The portion of revenue generated from EPC contracts for 2012, 2011 and 2010 was approximately 3%, 6% and 5%, respectively. The portion of gross profit generated from EPC contracts for 2012, 2011 and 2010 was approximately 4%, 9% and 4%, respectively. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at certain standards of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have an adverse effect on our financial condition, results of operations and cash flows.

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

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, less the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our time-and-equipment, time-and-materials and cost-plus contracts, we do not include projected revenue in the calculation of backlog, regardless of the duration of the contract, unless we know the total contract value. In addition, we work with some of our customers under master service agreements (“MSAs”). We do not include any projected revenue from MSAs in our calculation of backlog; however, we include backlog for projects awarded with known scope and revenue.

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

Recognition of revenues from backlog does not necessarily insure that projects will be profitable.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2012, 2011 and 2010 was approximately 69%, 73% and 76%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if the significant projects have not been replaced in the current period.

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

•                  The potential impairment of acquired goodwill and intangible assets; and

•                  The inability to enforce covenants not to compete.

If we cannot effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process of any acquisition, our business could suffer and our results of operations and financial condition may be negatively affected.

Our reported results of operations and financial condition could be adversely affected as a result of changes in accounting standards.

The Financial Accounting Standards Board has announced that it expects to finalize standards in the near future affecting revenue recognition and accounting for leases.  Significant changes in either of these accounting standards could result in changes in the way we report our financial results.  For example, if the lease accounting standard changes the accounting for operating leases, we may need to negotiate changes to our credit agreements to meet certain financial covenants.  If we were unable to successfully negotiate these changes, we could negatively impact our ability to maintain or obtain future credit for growth opportunities.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. As of December 31, 2012, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subjected to various legal requirements. International agreements, federal laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants may emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business, financial condition, results of operations and cash flows.

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

During 2012 and 2011, revenue attributable to our services outside of the United States was approximately 0.7% and 0.8% of our total revenue, respectively. While much of this revenue is derived from the operations of our Canadian subsidiary, Born Heaters, ULC, actual construction operations have occurred in the several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration.  Our Articles of Incorporation permit us to issue up to 90 million shares of common stock of which 51.4 million were outstanding at December 31, 2012.  While NASDAQ rules require that we obtain shareholder approval to issue more than 20% additional shares, shareholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the shareholder, resulting in reduced net income and cash flow available to common stockholders.

In 2011, the Board of Directors determined that independent director compensation would include issuance of stock from the 2008 Long-term Incentive Equity Plan at a discount to the average market price of a previous month.  In addition, the Compensation Committee of the Board of Directors approved issuance of common shares of stock from the 2008 Long-term Incentive Equity Plan at a discount to the average market price for the previous month to management level employees as part of a long-term incentive plan.  In 2012 a total of 434,154 shares were issued and the Company repurchased 89,600 shares of stock under a repurchase program during 2012.  This resulted in a net increase of 344,554 shares issued in 2012.  In 2011, a total of 1,699,532 shares were issued for earn-out, director compensation and management incentive plans, resulting in a dilution of approximately 0.7% in 2012 and 3.4% in 2011.  The continuation of the director compensation plan and the management long-term incentive plan will further dilute our current stockholders.

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

As of December 31, 2012, four of our director-officers beneficially owned an aggregate in excess of approximately 30.7% of the outstanding shares of our common stock. Our chairman and chief executive officer beneficially owned and had the power to vote approximately 27.6% of the outstanding shares of our common stock at December 31, 2012. These stockholders may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East Construction Services segment of our business has regional offices located in Baton Rouge, Louisiana, in Houston, Conroe and Pasadena, Texas, Birmingham, Alabama, Suwanee, Georgia and in Sarasota and Fort Lauderdale, Florida. The West Construction Services segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon, Toledo, Washington, Montrose, Pennsylvania and Little Canada, Minnesota.  The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2022.  The aggregate lease payments made for our facilities in 2012 were $4.7 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

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

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2012, 2011 and 2010, we spent approximately $40.3 million, $29.1 million and $23.6 million, respectively, in cash for property and equipment. Additionally, we acquired property and equipment through the use of capital leases of approximately $2.9 million in 2012, $5.3 million in 2012 and none in 2010.  We estimate that our capital equipment includes the following:

•                  Heavy construction and specialized equipment—1,286 units; and

•                  Transportation equipment—2,311 units.

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

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2012 and 2011:

	2012	2011	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$24,358	$18,987	30 years
Leasehold improvements	17,530	5,597	Lease life
Office equipment	2,092	1,203	3 - 5 years
Construction equipment	197,200	158,978	3 - 7 years
Transportation equipment	48,649	28,475	3 - 18 years
	289,829	213,240
Less: accumulated depreciation and amortization	(104,989)	(83,591)
Net property, plant and equipment	$184,840	$129,649

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 31, 2008, our common stock began trading on the NASDAQ Global Market under the symbol “PRIM”. Previously, our common stock traded on the OTC Bulletin Board under the ticker symbol “RPSD”. Prior to their expiration on October 2, 2010, the Company had certain warrants and unit purchase options outstanding that were traded under the NASDAQ Global Market under the symbols “PRIMW” and “PRIMU”, respectively.

We had outstanding 51,403,686 shares of common stock and 302 stockholders of record as of December 31, 2012. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2012 and 2011.

	Market price per Share
	High	Low
Year ended December 31, 2012
First quarter	$16.94	$14.94
Second quarter	$16.33	$11.01
Third quarter	$13.63	$11.90
Fourth quarter	$15.04	$13.25

Year ended December 31, 2011
First quarter	$10.14	$8.18
Second quarter	$13.34	$10.22
Third quarter	$14.19	$9.66
Fourth quarter	$15.26	$10.20

Dividends

The following table shows cash dividends to our common stockholders declared by the Company during the three years ended December 31, 2012:

Declaration Date	Payable Date	Record Date	Type
March 4, 2010	April 15, 2010	March 31, 2010	$0.025 per share
May 11, 2010	July 15, 2010	June 30, 2010	$0.025 per share
August 6, 2010	October 15, 2010	September 30, 2010	$0.025 per share
November 5, 2010	January 15, 2011	December 31, 2010	$0.025 per share

March 3, 2011	April 15, 2011	March 31, 2011	$0.025 per share
May 6, 2011	July 15, 2011	June 30, 2011	$0.025 per share
August 4, 2011	October 14, 2011	September 30, 2011	$0.03 per share
November 3, 2011	January 16, 2012	December 31, 2011	$0.03 per share

February 24, 2012	April 16, 2011	March 30, 2012	$0.03 per share
May 4, 2012	July 16, 2012	June 29, 2012	$0.03 per share
August 3, 2012	October 15, 2012	October 1, 2012	$0.03 per share
November 1, 2012	December 26, 2012	December 18, 2012	$0.03 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In March 2012, our employees purchased 111,790 shares of stock as part of a management incentive compensation program.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 12,395 shares of common stock in February 2012 and 15,280 shares in July 2012.  The issuance of the employee shares and the director shares were under the terms of the 2008 Primoris Long-Term Incentive Equity Plan (“2008 Equity Plan”).

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	1,270,744
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,270,744

These securities represent shares of common stock available for issuance under our 2008 Equity Plan.  The 2008 Equity Plan is discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2012 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million. During the period from May 2012 through June 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share. The share repurchase program expired on December 31, 2012.

Unregistered Sales of Securities during 2011 and 2012

The Company issued 62,052 unregistered shares of our common stock as part of the consideration for the March 2012 acquisition of Sprint and 29,273 shares were issued in February 2013 as part of the consideration for the acquisition of Q3C.

We completed the November 2010 acquisition of Rockford for which a portion of the consideration consisted of 1,605,709 unregistered shares of common of the Company, including providing for contingent earnout consideration to the sellers if Rockford achieved certain financial performance targets.  The consideration included the potential issuance of unregistered Company common stock.  A total of 494,095 shares of unregistered common stock were issued to the sellers in the first quarter 2011 and 232,637 unregistered shares in April 2012, as a result of meeting the 2010 target and the 2011 target, respectively.

A total of 1,095,646 shares of the Company’s common stock was issued to JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target for 2010.  The number of shares was calculated in accordance with the purchase agreement.

All securities listed on the following table are issued shares of our common stock. Contingent consideration not yet issued is not included in the table. We relied on Section 4(2) of the Securities Act, as the basis for exemption from registration. For all issuances, we believe the shares were issued to “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration
January 1, 2010 through December 2010	1,605,709 common shares	Stockholders of acquired companies	Part of consideration in sale of acquired company

March 1, 2011 through December 31, 2011	1,589,741 common shares	Stockholders of acquired companies	Achievement of financial targets as contingent consideration in sale of acquired companies

January 1, 2012 through December 31, 2012	232,637 common shares	Stockholders of acquired companies	Achievement of financial target as contingent consideration in sale of acquired company

January 1, 2012 through December 31, 2012	62,052 common shares	Stockholders of acquired companies	Part of consideration in sale of acquired company

January 1, 2013 through February 28, 2013	29,273 common shares	Employees and Stockholders of acquired companies	Part of consideration in sale of acquired company

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

The following graph compares the cumulative total return to holders of the Company’s common stock during the period from August 6, 2008, the first day of trading in the Company’s common stock, and in each quarter up to December 31, 2012. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

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

COMPARISON OF AUGUST 6, 2008 THROUGH DECEMBER 31, 2012

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$1,541,734	$1,460,150	$941,765	$467,010	$597,822
Cost of revenues	1,349,024	1,274,947	818,976	391,435	527,380
Gross profit	192,710	185,203	122,789	75,575	70,442
Selling, general and administrative expense	96,424	86,204	64,985	34,781	30,544
Merger related stock expense	—	—	—	390	4,050
Operating income	96,286	98,999	57,804	40,404	35,848
Other income (expense)	(4,182)	(2,266)	(2,129)	7,707	6,380
Income from continuing operations, before income taxes	92,104	96,733	55,675	48,111	42,228
Income tax provision	(33,837)	(38,174)	(22,059)	(18,350)	(4,926)
Income from continuing operations	$58,267	$58,559	$33,616	$29,761	$37,302

Loss from discontinued operations, net of tax—(1)	—	—	—	(3,849)	(869)
Net income	$58,267	$58,559	$33,616	$25,912	$36,433

Less net income attributable to noncontrolling interests	(1,511)	—	—	—	—
Net income attributable to Primoris	$56,756	$58,559	$33,616	$25,912	$36,433

Dividends per common share	$0.12	$0.11	$0.10	$0.10	$0.05

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.12	$1.15	$0.79	$0.93	$1.42
Income (loss) from discontinued operations —(1)	$—	$—	$—	$(0.12)	$(0.03)
Net income	$1.12	$1.15	$0.79	$0.81	$1.39
Net income attributable to noncontrolling interests	$(0.02)	$—	$—	$—	$—
Net income attributable to Primoris	$1.10	$1.15	$0.79	$0.81	$1.39

Diluted:
Income from continuing operations	$1.12	$1.14	$0.72	$0.86	$1.32
Income (loss) from discontinued operations —(1)	$—	$—	$—	$(0.11)	$(0.03)
Net income	$1.12	$1.14	$0.72	$0.75	$1.29
Net income attributable to noncontrolling interests	$(0.02)	$—	$—	$—	$—
Net income attributable to Primoris	$1.10	$1.14	$0.72	$0.75	$1.29

Weighted average common shares outstanding:
Basic	51,391	50,707	42,694	31,937	26,258
Diluted	51,406	51,153	46,878	34,418	28,156

Pro Forma Data - 2008 (unaudited)—(2)
Income from continuing operations, before income taxes, as reported					$42,228
Pro forma provision for income taxes					(16,797)
Pro forma income from continuing operations					$25,431
Pro forma income (loss) from discontinued operations — (1)					(592)
Pro forma net income					$24,839
Pro Forma Earnings (loss) per share (unaudited):
Basic:
Income from continuing operations					$0.97
Income (loss) from discontinued operations — (1)					$(0.02)
Net income					$0.95

Diluted:
Income from continuing operations					$0.90
Income (loss) from discontinued operations — (1)					$(0.02)
Net income					$0.88

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$157,551	$120,306	$115,437	$90,004	$72,848
Short term investments	$3,441	$23,000	$26,000	$30,058	$15,036
Accounts receivable, net	$268,095	$187,378	$208,145	$108,492	$90,622
Total assets	$931,207	$728,413	$704,216	$476,027	$252,212
Total current liabilities	$420,669	$345,019	$381,587	$242,192	$168,392
Long-term debt/capital leases, net of current portion	$132,198	$67,233	$73,160	$77,955	$26,965
Stockholders’ equity	$332,638	$274,932	$208,231	$143,959	$55,430

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included as item 8 in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including certain risks inherent with our business as discussed in “Item 1A Risk Factors”.

The following discussion starts with an overview of our business and our financial results followed by a discussion of material trends and uncertainties.  Next we provide an overview of our revenues and costs followed by a summary of our critical accounting policies and estimates.  Finally we provide an analysis of the results of our operations, financial condition, liquidity and capital resources.

Business Overview

Primoris is a holding company of various subsidiaries, which form one of the largest publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. With our acquisitions of JCG in 2009, Rockford in 2010 and four additional acquisitions in 2012, Primoris has more than tripled its size in revenues since 2009.  The Company’s national footprint now extends nearly nationwide and in to Canada.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Through our subsidiary OnQuest, Inc., we provide engineering and design services for fired heaters and furnaces primarily used in refinery applications. Through our subsidiary Cardinal Contractors, Inc., we construct water and wastewater facilities in Florida and Texas.

Our service capabilities and geographic footprint have expanded through the following acquisitions.

First, on December 18, 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

Second, on November 8, 2010, the Company entered into an agreement (the “Rockford Agreement”) to acquire privately-held Rockford Corporation (“Rockford”).  Upon completion of the transaction on November 12, 2010, Rockford became a wholly owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

And third, during 2012, we made four acquisitions:

1.              On March 12, 2012, we purchased certain assets of Sprint Pipeline Services, L.P. (“Sprint”), headquartered in Pearland (outside Houston), Texas.  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

2.              On May 30, 2012, we purchased certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively, “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.  Following this acquisition, Silva was merged with the operations of JCG.

3.              On September 28, 2012, we purchased certain assets of The Saxon Group, Inc. (“Saxon”).  Based in Suwannee, Georgia, outside Atlanta, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.

4.              On November 17, 2012, we purchased all of the issued and outstanding shares of stock of Q3C Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  The sellers elected to treat the acquisition as an asset purchase under Section 338(h)(10) of the Internal Revenue Code.  Based in Little Canada, Minnesota, north of St. Paul, Minnesota, Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

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

East Construction Services

The East Construction Services segment consists of business located primarily in the southeastern United States and along the Gulf Coast.  The segment includes the JCG heavy civil, industrial and infrastructure and maintenance operations headquartered in Baton Rouge, Louisiana; water and wastewater construction operations of Cardinal Contractors, Inc. located in Sarasota, Florida; and the operations of Sprint, Silva and Saxon.

West Construction Services

The West Construction Services segment consists of businesses located primarily in the western United States.  The segment includes the underground and industrial operations of ARB, Inc., headquartered in Lake Forest, California; the operations of Rockford, which while headquartered in Hillsboro, Oregon, performs its major capital underground work throughout the United States; the operations of ARB Structures, Inc., Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. (100% owned in 2011 and 50% in prior years), Stellaris, LLC, Primoris Renewables, Inc. and Juniper Rock, Inc.  The segment also includes the operations of the Blythe Power Constructors joint venture and Q3 Contracting, Inc.

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

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on a number of factors, many of which are not within our control. Business in the construction industry is cyclical. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We and our customers are operating in a challenging business environment in light of the economic downturn and uncertain capital markets. We are closely monitoring our customers and the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices, both oil, gas and other fuel sources can affect demand for our services.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans over the long-term period.

Seasonality and cyclicality

Primoris’ results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain and snow, which can impact Primoris’ ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

2013 Outlook

We believe that we have market opportunities in 2013 in the following areas:

•                  Construction of petroleum and natural gas and natural gas liquid pipelines — We expect that production from the shale formations will continue to increase and that the current disconnect between production and processing locations provides opportunities for our underground construction operations, primarily Rockford and Sprint.

•                  Inspection and replacement of utility infrastructure — We expect that continuing safety enhancements to the gas utility infrastructure will provide opportunities for our ARB Underground operations.  We also expect that ongoing gas utility repair and maintenance opportunities will benefit Q3C and Sprint.

•                  Construction of natural gas-fired power plants and heavy industrial plants — We expect continued construction opportunities for both base-load and peaker power plants.  In addition, the current low price of natural gas could result in the conversion of coal-fired power plants and conversion and expansion at chemical plants and industrial facilities.  These opportunities would benefit our ARB industrial group, JCG industrial group and Saxon.

•                  Construction of alternative energy facilities — We anticipate continued construction opportunities as state governments remain committed to renewable power standards, primarily benefitting ARB industrial.

•                  Transportation infrastructure construction opportunities — We believe that this market has seen a decrease in new contract opportunities in most of the United States, including in the Louisiana market.  However, we expect a potential increase in Texas, as the 2013 budget for highway construction, reconstruction and system maintenance is expected to increase by 20% over the 2012 budget.  The transportation market would primarily impact the operations of JCG.

Please note that our 2013 outlook and 2013 financial results could be adversely impacted by the factors discussed in Item 1A “Risk Factors” in this annual report on Form 10-K.  This 2013 outlook consists of forward-looking statements.

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

We periodically review these accounting policies with the Audit Committee of the Board of Directors.

Revenue recognition—Historically, substantial portions of the Company’s revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

Revenue is recognized on the cost-to-total-cost percentage-of-completion method for fixed price contracts.  In the percentage-of-completion method, estimated revenues and resulting contract income is calculated based on the total costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract revenues and income, can be impacted by changes in any of the following:  productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.

Other contract forms—In addition, the Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.  Similarly, unit price contracts recognize revenue based on accomplishment of specific units at a specified unit price.

For all of its contracts, the Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. The provision for estimated losses on uncompleted contracts was $764 and $917 for the years ended December 31, 2012 and 2011, respectively. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

The caption “Costs and estimated earnings in excess of billings” represents unbilled receivables which arise when revenues have been recorded but the amount cannot be billed under the terms of the contract until a later date.  Balances may represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting, (b) incurred costs to be billed under cost reimbursement type contracts, or (c) amounts arising from routine lags in billing.  For those contracts in which billings exceed contract revenues recognized to date, excesses are included in the caption “Billings in excess of costs and estimated earnings”.

The Company considers unapproved change orders to be contract variations for which Primoris has customer approval for a scope change but a price change associated with the scope change has not yet been agreed upon.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated revenue amount is equal to or greater than the costs related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

In accordance with applicable terms of construction contracts, certain retainage amounts may be withheld by customers until completion and acceptance of the project.  Final payments of the majority of retainage may not be made until the following operating cycle.

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

Valuation of acquired businesses—We use the fair value of the consideration paid and the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses.  The determination of fair value requires estimates and judgments of future cash flow expectations for the assignment of the fair values to the identifiable tangible and intangible assets.

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired would include accounts receivable, costs and earnings in excess of billings for projects, inventory and fixed assets, generally consisting of construction equipment, for each acquisition. We determine the fair value of these assets on the acquisition date.  For current assets and current liabilities of an acquisition, the Company will evaluate whether the book value is equivalent to fair value due to their short term nature.  We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  When necessary, we use the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired for the acquisitions.

A liability for contingent consideration based on future earnings is estimated at it’s fair value at the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss.  Fair value is estimated as of the acquisition date using estimated earnout payments based on management’s best estimate.

Accounting principles generally accepted in the United States (“ GAAP”) provides a “measurement period” of up to one year in which to finalize all fair value estimates associated with the acquisition of a business.  Most estimates are preliminary until the end of the measurement period.  During the measurement period, adjustments to initial valuations and estimates that reflect newly discovered information that existed at the acquisition date are recorded.  After the measurement date, any adjustments would be recorded as a current period gain or loss.

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

We account for goodwill, including evaluation of any goodwill impairment under ASC Topic 350 “Intangibles — Goodwill and Other”, performed at the reporting unit level for those units with recorded goodwill on October 1 of each year, unless there are indications requiring a more frequent impairment test.

To date, goodwill has arisen from acquisitions and is recorded at our reporting units as follows:

•                  James Construction Group, East Construction Services segment, $59,259;

•                  Rockford, West Construction Services segment, $32,079;

•                  Q3C Contracting, Inc., West Construction Services segment, $12,536;

•                  Sprint (a subsidiary of Primoris Energy Services Corporation (“PES”)), East Construction Services segment, $9,389;

•                  Born Canada, Engineering segment, $2,441;

•                  The Saxon Group (a subsidiary of PES), East Construction Services segment, $810; and

•                  Cardinal Contractors, East Construction Services segment, $401.

Using the two-step impairment test, the company tests for goodwill impairment on October 1 each year.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

In September 2011, the FASB issued ASU 2011-08 Intangibles - Goodwill and Other (Topic 350): Testing Goodwill or Impairment (“ASU 2011-08”).  ASU 2011-08 provides an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that the fair value is not less than its carrying amount, then it is not necessary to perform the two-step impairment test.  An entity can choose to perform the qualitative assessment on non, some or all of its reporting units.  An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed.  The Company adopted this standard on January 1, 2012, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary.  If the qualitative assessment reveals that it is “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required.  Otherwise, no quantitative calculation, as outlined in Subtopic 350-30 is necessary.  The Company adopted this standard on October 1, 2012, the date of the Company’s impairment review.  The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

We self-insure worker’s compensation claims up to $250,000 per claim.  We maintained a self-insurance reserve totaling approximately $16.5 million at December 31, 2012 and approximately $13.8 million at December 31, 2011. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  We may not be able to ascertain the ultimate outcome of the litigation or contingencies, but after a review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, we accrue a liability for an estimated loss if the potential loss is considered probable and the amount can be reasonably estimated.  Significant judgment is required to make these estimates and due to uncertainties related to these matters, accruals are based on the information available at that time.  As additional information becomes available, we may revise our estimates.  These revisions could have a material impact on our results of operations and financial condition.

Results of Operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenues	$1,541,734	100.0%	$1,460,150	100.0%	$941,765	100.0%
Gross profit	192,710	12.5%	185,203	12.7%	122,789	13.0%
Selling, general and administrative expense	96,424	6.3%	86,204	5.9%	64,985	6.9%
Operating income	96,286	6.2%	98,999	6.8%	57,804	6.1%
Other income (expense)	(4,182)	(0.3)%	(2,266)	(0.2)%	(2,129)	(0.2)%
Income before income taxes	92,104	6.0%	96,733	6.6%	55,675	5.9%
Provision for income taxes	(33,837)	(2.2)%	(38,174)	(2.6)%	(22,059)	(2.3)%
Net income	58,267	3.8%	58,559	4.0%	33,616	3.6%
Net income attributable to noncontrolling interests	(1,511)	(0.1)	—	—	—	—
Net income to Primoris	$56,756	3.7%	$58,559	4.0%	$33,616	3.6%

2012 and 2011

Revenue in 2012 grew to $1.5 billion, an increase of $81 million, or 5.6% from the prior year. The 2012 acquisitions contributed $113 million, or 7.3% of the total 2012 revenues.  The decline in organic revenues of $32 million reflects the impact of the El Paso Ruby contract on 2011 revenues.  With the substantial completion of that pipeline in 2011, revenues associated with the project decreased $262 million from 2011 to 2012.  Excluding the impact of Ruby, organic revenues grew by $230 million reflecting growth at ARB, JCG and Rockford’s non-Ruby business.

Gross profit for 2012 increased by $7.5 million, or 4.1%, from 2011.  The 2012 acquisitions contributed gross profit of $17 million.  Excluding the impact of the Ruby project, gross profit from organic operations, increased by $28 million compared to the previous year.  As a percentage of revenue, gross profit decreased to 12.5% from 12.7%, reflecting the impact of the end of the Ruby project.

An overall increase in selling, general and administrative expenses (“SG&A”) of $10 million, was due primarily to additional expenses at the acquired companies.  Operating income decreased by $2.7 million from 2011 primarily as a result of the decrease in the gross profit percentage.  Income from non-consolidated entities decreased by $4 million primarily due to the completion of the St.-Bernard Levee joint venture project.

2011 and 2010

Revenue increased by $518.4 million, or 55.0%, in 2011 compared to 2010 with acquisitive and organic growth.  Revenues at Rockford, acquired in November 2010, increased by $267.8 million, or 314%, from 2010, mainly from the Ruby project for the construction of a natural gas pipeline from Wyoming to Oregon.  The project was substantially completed at the end of September 2011.  Organically, revenues at the West Construction segment increased by $211.7 million, or 66.8%, revenues at the East Construction segment increased by $48.2 million, or 10%, and revenues decreased at the Engineering segment by $9.3 million, or 15.8%, all compared to 2010.  In 2011, the East Construction services segment represented 36.2% of total revenues, the West Construction segment represented 60.4% of total revenues and the Engineering segment represented 3.4% of total revenues.  In 2010, the East Construction services segment represented 51.0% of total revenues, the West Construction segment represented 42.7% of total revenues and the Engineering segment represented 6.3% of total revenues.

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

Gross profit as a percentage of revenues declined from 13.0% to 12.7% comparing 2011 to 2010.  The gross profit margin percentage for the East Construction services segment increased to 10.8% from 10.1% in 2010, the gross profit margin percentage for the West Construction services segment declined from 15.4% in 2010 to 13.4%, and the gross profit margin percentage for the engineering segment declined from 20.6% in 2010 to 19.5%.

Geographic areas — financial information

Revenue by geographic area for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012		2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Country:
United States	$1,530,819	99.3%	$1,447,653	99.2%	$920,051	97.7%
Non-United States	10,915	0.7%	12,287	0.8%	21,714	2.3%
Total revenue	$1,541,734	100.0%	$1,460,150	100.0%	$941,765	100.0%

All non-United States revenue has been generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, to estimate non-United States revenues.  Much of that work was done in the Far East and Australia.

Segment Results

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Construction Services Segment

Revenue and gross profit for the East Construction Services segment for the years ending December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$662,248		$528,745		$480,533
Gross profit	$63,811	9.6%	$57,118	10.8%	$48,770	10.1%

2012 and 2011

East Construction services segment revenue in 2012 increased by $133.5 million, or 25.2%, from 2011.  Of the revenue increase, $100.7 million was due to the contribution of the three acquired companies, Sprint, Silva and Saxon.  JCG revenues increased by $29.0 million compared to 2011, as revenue increased at our industrial, infrastructure and maintenance and deep tunneling divisions.  Revenues at the heavy civil division were impacted by a decrease of $62.3 million in work for LADOT and was offset by increases in work for TXDOT.

Gross profit increased by $6.7 million, or 11.7%, compared to 2011.  Gross profit contribution from the 2012 acquisitions was $15.7 million.  JCG gross profit decreased by $6.7 million with increases at the industrial, infrastructure and maintenance and deep tunneling divisions partially offsetting a $6.6 million decrease at the heavy civil division.  The heavy civil division decrease was primarily attributable to the reduction in LADOT revenues and the lower profit margins associated with the startup projects in Belton, Texas area.  Over time, we expect the Texas gross profit to increase to historical heavy civil levels.

The reduction of gross profit percentage from 10.8% of revenues to 9.6% of revenues was primarily as a result of the reduced revenues and gross profit for the JCG heavy civil division.

2011 and 2010

East Construction Services segment revenue in 2011 increased by $48.2 million, or 10.0%, from 2010.  The revenue increases occurred primarily in the JCG heavy civil group where revenue increased by $75.5 million from continued work on large highway construction projects for state agencies in Louisiana and Texas compared to 2010. This increase was offset by a reduction of $18.6 million in the JCG Industrial group attributable to temporary slowdowns in construction activity within the petrochemical sector along the Gulf Coast.

Gross profit increased by $8.3 million, or 17.0%, in 2011 compared to 2010.  The increase resulted from increased gross profit contributed by the JCG heavy civil group of $9.7 million primarily resulting from improved efficiency on a large causeway project in South Louisiana.

West Construction Services Segment

Revenue and gross profit for the West Construction Services segment for the years ending December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$832,860		$881,733		$402,273
Gross profit	$119,328	14.3%	$118,385	13.4%	$61,897	15.4%

2012 and 2011

West Construction Services segment revenues decreased by $48.9 million, or 5.5% for 2012 compared to 2011 primarily due to a decline in revenue at Rockford from the completion of the Ruby project in 2011.  The decline in revenues was partially offset by revenue increases as follows:  At ARB underground division of $78.4 million, ARB industrial division of $29.6 million and Rockford (excluding Ruby) of $73.7 million.  In addition, the Blythe Power Constructors joint ventures contributed revenues $25.7 million and the acquisition of Q3C added $12.8 million.  Revenues for the West Construction Services segment’s largest customer increased to $224.8 million from $165.4 million for the previous year.

Gross profit for the West Construction Services increased by $0.9 million, or 0.8%, for 2012 compared to 2011.  The small increase was primarily the result of a combination of a reduction due to the completion of the Ruby project and the Long Beach airport parking facility, totaling $45.4 million, offset by increases in gross profit as follows:  ARB’s underground division of $17.3 million, ARB’s industrial division of $7.7 million, Rockford excluding Ruby of $18.0 million, Blythe Power Constructors of $3.0 million and Q3C of $1.4 million.  The gross profit at ARB’s industrial division primarily reflects final completion of two power projects, while the ARB underground division reflects primarily the increased gross profit from its largest customer.

Gross profit as a percent of revenues increased to 14.3% in 2012 compared to 13.4% in 2011 primarily as a result of increases in revenues and gross profit at the two ARB divisions in 2012, compared to 2011.

2011 and 2010

West Construction Services segment revenues increased by $479.5 million, or 119.2%, for 2011 compared to 2010 primarily due to the $267.8 million revenue increase contributed by the November 2010 Rockford acquisition.  Additionally, revenues increased in 2011 by $122.0 million from California pipeline projects, $28.7 million from cable and conduit projects, and $59.5 million from industrial power plant projects.

Gross profit for the West Construction Services increased by $56.5 million, or 91.3%, for 2011 compared to 2010.  Rockford contributed increased gross profit of $37.0 million, pipeline projects increased by $12.1 million, cable and conduit work increased by $0.8 million and parking structures increased by $4.4 million.  These increases were partially offset by a decreasing profit in the California Industrial group of $2.4 million.  In the initial phases of major construction projects, gross margins tend to be lower since we recognize a contingency in each phase of the project.  In the second quarter of 2011, we determined that because of delays associated with the engineering of a power plant construction project, we would increase contingency amounts, thereby reducing the margins and margin percentage for the project.  The issues were not fully resolved at the end of 2011 and the margin for the segment and the gross profit percentage were adversely affected.

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

Engineering Segment

Revenue and gross profit for the Engineering segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$46,626		$49,672		$58,959
Gross profit	$9,571	20.5%	$9,700	19.5%	$12,122	20.6%

2012 and 2011

Engineering segment revenue in 2012 decreased by $3.0, or 6.1%, compared to the previous year, due to a lower order activity across the operation.

Gross profit for the Engineering segment for 2012 decreased to $9.6 million, or a decrease of 1.3%, from $9.7 million for the same period in 2011, primarily due to the lower revenue volume.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $10.2 million, or 11.9%, for 2012 compared to 2011.  The primary reason for the change is as follows:

•                  As a result of the acquisitions of Sprint, Saxon and Q3C, SG&A expense increased $10.1 million; and

•                  In 2012 the Company expensed $2.5 million for its pension withdrawal liability compared to $5 million in the prior year;

•                  The Company settled litigation associated with the acquisition of Rockford and recorded a benefit of $3.5 million;

•                  These decreased costs were partially offset by increases in personnel costs of $1.5 million, intangible amortization of $0.3 million and legal and consulting costs of $1.3 million.

SG&A expenses as a percentage of revenue increased to 6.3% for 2012 from 5.9% for 2011, and decreased to 5.9% for 2011 from 6.9% for 2010.  The increase in 2012 is primarily due to completion of the Ruby project which had minimal associated SG&A costs.

The decrease as a percentage of revenues for 2011 compared to 2010 was primarily due to the increase in revenues.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income from non-consolidated investments	$186	$4,018	$4,630
Foreign exchange gain (loss)	(36)	(96)	250
Other income (expense)	(870)	(1,088)	(1,429)
Interest income	157	331	616
Interest expense	(3,619)	(5,431)	(6,196)
Total other income (expense)	$(4,182)	$(2,266)	$(2,129)

Income from non-consolidated joint ventures for 2012 included $1.1 million from the St.-Bernard Levee Partners joint venture, offset by the write-off $0.9 million expense for the WesPac Energy joint venture, a developer of pipeline and terminal projects in which the Company acquired a 50% interest in July 2010.

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

Income from non-consolidated joint ventures for 2010 included profit of $5.4 million from the St.-Bernard Levee Partners joint venture, offset by a write-off of $0.5 million for the All Day Electric joint venture, and a $0.2 million expense for the WesPac Energy joint venture.

Foreign exchange gain for 2012, 2011 and 2010 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Net other expense was $0.9 million in 2012, $1.1 million in 2011 and $1.4 million in 2010.  For 2012, net other expense consisted of (a) the increase in the estimated fair value of the contingent earn-out liabilities for the Rockford, Sprint, Saxon and Q3C acquisitions, and (b) income of $0.6 million for final settlement in December 2012 of a previously discontinued operation in Ecuador.  For both 2011 and 2010, other expense consisted primarily of the increase in the estimated fair value of the contingent earnout liabilities for the Rockford acquisition.

Interest income decreased in 2012 compared to both 2011 and 2010 as a result of declining interest rates and our decision to invest our excess cash balances primarily in certificate of deposits (“CD’s”) purchased through the CDARS (Certificate of Deposit Account Registry Service) and in short term U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program. The decrease was partially offset by higher average cash balances in the 2011 period.

Interest expense in 2012 decreased by $1.8 million compared to 2011 and decreased by $0.8 million for 2011 compared to 2010.  The $1.8 million decrease was due to paid down of all subordinated debt during 2012, and the re-financing of existing debt at lower interest rates, due the lower interest rate environment.  The $0.8 million decrease in 2011 was due to lower levels of subordinated debt and decreases in interest rates on equipment debt due to re-financing.

The weighted average interest rate on total debt outstanding at December 31, 2012, 2011 and 2010 was 2.7%, 5.6% and 5.2%, respectively.

Provision for income taxes

Our provision for income tax decreased $4.3 million to $33.8 million for 2012 compared to 2011 as a result of decreased pretax profits between the years.  The effective tax rate on income before provision for income taxes and noncontrolling interests for the year 2012 was 36.74%.  The effective tax rate excluding income attributable to noncontrolling interests is 37.35%.

Our provision for income tax increased $16.1 million to $38.2 million for 2011 compared to 2010 as a result of increased profits, including the increased contribution from the November 2010 acquisition of Rockford.  The 2011 tax rate decreased slightly for 2011 to 39.5% compared to 39.6% for 2010.

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

At December 31, 2012, we had cash and investments of $161.0 million, consisting of cash of $157.6 million, and $3.4 million in short-term investments.  We currently have the following three credit facilities:

A.                                Revolving Credit Facility

On December 28, 2012, the Company entered into a revolving credit facility (the “Credit Agreement”), by and among the Company, The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable by the Company at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Other than commercial letters of credit amounting to $4,808, there were no borrowings under this line of credit during the twelve months ended December 31, 2012, leaving available borrowing capacity at $70,192.

As part of the execution of the Credit Agreement described above, the previous Loan and Security Agreement dated October 29, 2009, as amended, between the Company and The Private Bank and Trust Company (the “PrivateBank Agreement”), was terminated as of December 28, 2012. The Company was in compliance with the bank covenants at the time of the termination and there were no penalties or fees incurred as a result of the termination. There were no borrowings outstanding at the time of the termination and all letter of credit amounts issued and outstanding under the terminated agreement were transferred to the Lenders under the Credit Agreement discussed above.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  The agreement was terminated and all the remaining liabilities were transferred to the Credit Agreement discussed above.

B.            Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company also entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company and The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).

A total of $50 million in Senior Notes was funded on December 28, 2012. The Senior Notes are due December 28, 2022 and bear interest at an annual rate of 3.65%, paid quarterly in arrears. Annual principal payments of $7.1 million are required beginning December 28, 2016 through December 28, 2021 with a final payment due on December 28, 2022. The principal amount may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, subject to make-whole provisions.

The Notes Agreement provides for the issuance of additional notes of up to $25 million, during the first three years of the Notes Agreement with maturity dates no more than 10 years from the date issued, at the market interest rate for notes with equivalent terms and conditions.

All loans made under both the Credit Agreement and the Notes Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to permitted liens) and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders and Noteholders for all amounts under the Credit Agreement and Notes Agreement.

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including among others, minimum tangible net worth, senior debt/EBITDA ratio, debt service coverage requirements and a minimum balance for unencumbered net book value for fixed assets. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the bank covenants as of December 31, 2012.

C.            Canadian Credit Facility

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. As of December 31, 2012 and 2011, total commercial letters of credit outstanding under this credit facility totaled $1,364 and $4,036 in Canadian dollars, respectively.  As of December 31, 2012, the available borrowing capacity under this credit facility was $8,636 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, Born Heaters Canada.  At December 31, 2012, the Company was in compliance with the bank covenant.

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

Cash Flows

Cash flows during the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided by operating activities	$98,393	$39,500	$81,848
Net cash used in investing activities	(95,008)	(22,609)	(54,177)
Net cash provided (used) in financing activities	33,860	(12,022)	(1,364)
Net cash used in discontinued operations	—	—	(874)
Net change in cash	$37,245	$4,869	$25,433

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$96,286	$98,999	$57,804
Depreciation and amortization	35,623	33,803	24,484
Loss (gain) on sale of property and equipment	(2,752)	335	(1,359)
Distributions received from joint venture	1,358	10,136	9,491
Goodwill/intangible impairment	—	—	1,732
Net deferred taxes	(879)	7,453	(1,091)
Changes in assets and liabilities	6,962	(66,768)	19,605
Foreign exchange gain (loss)	(36)	(96)	250
Interest income	157	331	616
Interest expense	(3,619)	(5,431)	(6,196)
Other expenses	(870)	(1,088)	(1,429)
Provision for income taxes	(33,837)	(38,174)	(22,059)
Net cash provided by operating activities	$98,393	$39,500	$81,848

The table above summarizes the cash flow elements provided by operating activities for 2012, 2011 and 2010.  Net cash provided by operating activities for 2012 of $98.4 million increased by $58.2 million compared to 2011.

A significant cause of this increase was due to the change in assets and liabilities during 2012 which provided cash of $7.0 million compared to the use of cash of $66.8 million in 2011.  This accounted for an increase in operating cash of  $73.8 million.

As a result of the St. Bernard joint venture nearing completion in 2012, non-consolidated entity distributions have decreased by $8.8 million compared to the prior year.  The provision for income taxes decreased by $4.3 million as a result of lower pretax income and a lower tax rate in 2012.  As well, net deferred taxes for 2012 decreased by $8.3 million compared to the prior year.

The significant components of the $7.0 million change in assets and liabilities from the 2011 balance sheet to the 2012 balance sheet are summarized in the following table.

	Change in Balance Sheet	2012 Acquisition Balance Sheets	Net Change in Operating Cash Flow

Increase in accounts receivable	$(80,717)	$28,625	$(52,092)
Increase in costs and estimated earnings in excess of billings	165	5,261	5,426
Increase in customer retention deposits and restricted cash	(3,887)	—	(3,887)
Subtotal	(84,439)	33,886	(50,553)
Increase in accounts payable	44,821	(10,483)	34,338
Increase in accrued expenses and other current liabilities	16,229	(13,053)	3,176
Increase in billings in excess of costs and estimated earnings	21,163	(524)	20,639
Other	(2,066)	1,428	(638)
Subtotal	80,147	(22,632)	57,515
Net changes in assets and liabilities	$(4,292)	$11,254	$6,962

Accounts receivable for the Sprint, Saxon and Q3C acquisitions decreased $7.6 million subsequent to their acquisition dates.  The remaining $59.7 million increase reflects the increased revenue levels for the Company.  At December 31, 2012, accounts receivable of $268.1 million represented 28.8% of total assets compared to 25.7% in the prior year. Of the total amount, $39.7 million was retainage held by customers in accordance with contract terms and $227.5 million was outstanding contract receivables.  During the month of January 2013, we collected more than 70% of the outstanding contracts receivable balance, and by the end of February 2013, we had collected more than 95% of the amount. We continue to have an excellent collection history, and we also maintain lien rights that can provide additional collection security.

The increase of $20.6 million in billings in excess of costs and estimated earnings was due primarily to an increase in $21.0 million based on contractual terms for one of the power plants under construction by our ARB industrial group in California

Accounts payable increased $34.3 million as a result of the increased level of operating activity at the end of the 2012 year compared to the prior year.

For 2011, the changes in assets and liabilities were not impacted by any acquisition balance sheets.  These changes decreased operating cash flow by $66.8 million. The components of this change are included in the consolidated statements of cash flow for 2011. The significant changes include a $20.8 million decrease in accounts receivable, a $17.2 million increase in accounts payable, an increase in accrued liabilities of $4.0 million and an increase in other long term liabilities of $6.7 million. In addition, billings in excess of costs and estimated earnings decreased by $67.5 million while costs and estimated earnings in excess of billings increased by $24.6 million, inventory and prepaid expenses increased by $6.8 million and customer retention deposits and restricted cash increased by $19.0 million.

As of December 31, 2011, accounts receivable represented 25.7% of total assets compared to 29.6% in 2010.

Investing activities

	2012	2011	2010
	(Thousands)	(Thousands)	(Thousands)
Capital expenditures — cash	$37,395	$29,052	$23,640
Capital expenditures — financed	2,932	5,312	—
Total capital expenditures	$40,327	$34,364	$23,640

We purchased property and equipment for $40.3 million, $34.4 million and $23.6 million in the years ended December 31, 2012, 2011 and 2010, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

For 2012 purchases, we paid $37.4 million in cash, and we financed $2.9 million.  Included in the 2012 purchases is approximately $5.6 million for the completion of our equipment yard and maintenance shop in Carson, California, and for the purchase of land and buildings in San Diego, California.  The remaining $34.7 million in 2012 includes equipment for $25.7 million and rolling stock for $7.6 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $9.0 million and $3.4 million for 2012 and 2011, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased to a small amount.

As part of our cash management program, we invested $6.9 million and $36.0 million in 2012 and 2011, respectively, in short term investments, and sold $26.4 million and $39.0 million in 2012 and 2011, respectively.  Short term investments consist primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

We used $86.2 million in cash for the Sprint, Silva, Saxon and Q3C acquisitions during 2012.

Financing activities

Financing activities provided cash of $33.9 million in 2012. Significant transactions impacting cash flows from financing activities included:

•                  The Company entered into and received funds for $44.5 million in equipment note refinancing arrangements during 2012.  Additionally, on December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase agreement, which was funded on December 28, 2012;

•                  $26.6 million reduction of long-term debt and $9.0 million of capital leases as a result of both loan repayments and refinancing of higher interest rate loans;

•                    $17.5 million in total payments of the subordinated notes related to both the JCG and Rockford acquisitions, which included the March 14, 2012 payment in full of the JCG subordinated notes; and

•                  Dividends of $7.7 million were paid to our stockholders during the year ended December 31, 2012, representing an annual dividend rate of $0.12 per share of common stock.  The Company declared and paid the fourth quarter 2012 dividend in the month of December 2012, rather than being paid in January 2013, resulting in five quarterly dividends paid during 2012.

Capital Equipment Requirements

In order to meet the needs of our continuing growth, we intend to purchase construction equipment of approximately $40 to $45 million during 2013, net of proceeds from sales.  The source of the funds for this requirement will consist of cash and secured long-term borrowing.

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,403,686 and 51,059,132 shares were issued and outstanding as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there were 302 holders of record of our common stock.

In March 2012, the Company issued 111,790 shares of common stock to managers and executives of the Company under a purchase arrangement within the Company’s Long-Term Incentive Plan.  The Company issued 12,395 shares of common stock in February 2012 and 15,280 shares in July 2012 as part of the quarterly compensation of non-employee members of the Board of Directors.  Additionally, as part of the acquisition of Sprint, the Company issued 62,052 unregistered shares of common stock in March 2012.

As part of the acquisition of Q3C, the Company agreed to issue shares of common stock amounting to $0.43 million based on the average December 2012 closing price, or $14.69 per share. The Company issued 29,273 unregistered shares of stock in February 2013.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the period from April 1, 2012 through June 30, 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  No shares were repurchased during the period of July 1, 2012 through December 31, 2012.  The share repurchase program expired December 31, 2012.

Contingent shares of common stock

JCG Contingent Shares

A total of 1,095,646 shares were issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

Rockford Contingent Shares

A total of 494,095 shares issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010.  Additionally, in April 2012, the Company issued 232,637 shares of common stock to the Rockford sellers as a result of Rockford meeting a defined performance target in 2011.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  There are no shares of Preferred Stock outstanding at December 31, 2012.

Credit Agreements.

For a description of our credit agreements and subordinated notes payable, see Note 12 — “Credit Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Related Party Transactions

We have entered into various leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Senior Vice President and General Counsel, is secretary of SIGI.

We lease properties located in Bakersfield, Pittsburg and San Dimas, California and in Pasadena, Texas from SIGI.  During the years ended December 31, 2012, 2011 and 2010, we paid $0.9 million, $0.9 million and $0.9 million, respectively, in lease payments to SIGI for the use of these properties.

In 2010, the Company entered into a $6.1 million agreement to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest. This transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was completed in November 2011 and the Company recognized revenues of $0.4 and $5.7 million in 2012 and 2011, respectively.

We lease a property from Roger Newnham, one of our stockholders and a manager at our subsidiary, Born Heaters Canada. The property is located in Calgary, Canada.  During the years ended December 31, 2012, 2011 and 2010, we paid $0.29 million, $0.28 million and $0.25 million, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

As a result of the November 2010 acquisition of Rockford, the Company entered into a lease for property from Lemmie Rockford, one of our stockholders.  The property is located in Toledo, Washington.  During the years ended December 31, 2012 and 2011, Primoris paid $0.09 and $0.09 million in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of which two are current employees, including Jay Osborn, President of Q3C.  The lease commenced October 28, 2012.  The property is located in Little Canada, Minnesota.  During the year ended December 31, 2012, the Company paid $0.31, in lease payments to Quality RE Partners for the use of this property.  The lease expires on October 27, 2022.

We own several non-consolidated investments and have recognized revenues on work performed for those joint ventures.  For the OMPP joint venture, the Company recognized no revenues in 2012 or 2011, and revenues of $0.08 million were recognized in 2010.  For the St. — Bernard Levee Partners joint venture, the Company recognized no revenues in 2012 or 2011, and revenues of $0.5 million were recognized in 2010.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During 2012, payments made to Alvah as a subcontractor by ARB and Q3C amounted to $6,377 and $537, respectively.

Contractual Obligations

As of December 31, 2012, we had $155.4 million of outstanding long-term debt and capital lease obligations.  There were no balances due on the subordinated debt related to the prior year JCG and Rockford acquisitions and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2012 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$155,377	$23,179	$42,334	$40,507	$49,357
Interest on long-term debt (1)	20,520	4,437	6,990	4,705	4,388
Equipment operating leases	20,688	7,207	10,580	2,901	—
Real property leases	12,359	2,728	3,830	2,857	2,944
Real property leases—related parties	7,970	1,598	2,503	1,561	2,308
	$216,914	$39,149	$66,237	$52,531	$58,997
Letters of credit	$6,168	$5,355	$813	$—	—

(1)           The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

Off Balance Sheet Transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•      Letters of credit issued under our lines of credit. At December 31, 2012, we had letters of credit outstanding of $6.2 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers;

•      Equipment operating leases with a balance of $20.7 million at December 31, 2012;

•      Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements;

•      In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2012, we had $1.3 billion in outstanding bonds; and

•      Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

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

Backlog by operating segment and the changes in backlog for the periods ending December 31, 2012, 2011 and 2010 were as follows, in thousands:

Segment:	Beginning Backlog as of December 31, 2011	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2012	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2012

East Construction Services	$813,316	$725,636	$568,731	$970,221	$93,517	$662,248
West Construction Services	326,845	684,404	649,960	361,289	182,900	832,860
Engineering	25,402	19,733	30,404	14,731	16,222	46,626
Total	$1,165,563	$1,429,773	$1,249,095	$1,346,241	$292,639	$1,541,734

Segment:	Beginning Backlog as of December 31, 2010	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2011	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2011

East Construction Services	$630,567	$670,868	$488,119	$813,316	$40,626	$528,745
West Construction Services	222,018	533,144	428,317	326,845	453,416	881,733
Engineering	43,187	27,642	45,427	25,402	4,245	49,672
Total	$895,772	$1,231,654	$981,863	$1,165,563	$498,286	$1,460,150

Segment:	Beginning Backlog as of December 31, 2009	Contract Additions to Backlog	Revenue Recognized from Backlog	Ending Backlog at December 31, 2010	Revenue Recognized from Non-Backlog Projects	Total Revenue for 12 months ended December 31, 2010

East Construction Services	$572,567	$489,640	$431,640	$630,567	$48,893	$480,533
West Construction Services	136,722	289,039	203,743	222,018	198,530	402,273
Engineering	56,012	36,075	48,900	43,187	10,059	58,959
Total	$765,301	$814,754	$684,283	$895,772	$257,482	$941,765

As of December 31, 2012, our total backlog was $1.35 billion representing an increase of $180.7 million, or 15.5%, from $1.16 billion as of December 31, 2011.  We expect that approximately 57% of the total backlog at December 31, 2012, will be recognized as revenue during 2013, with $435 million expected for the East Construction Services segment, $320 million for the West Construction Services segment and $14 million for the Engineering segment..

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2012 and 2011, due to the generally short maturities of these items. At December 31, 2012 and 2011, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.  We expect to hold our investments to maturity.

At December 31, 2012, all of our long-term debt was subject to fixed interest rates.

At December 31, 2012 and 2011, we had no derivative financial instruments.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2012.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired the following entities during 2012:

•      Sprint Pipeline Services, L.P. on March 12, 2012;

•      Silva Companies on May 30, 2012;

•      The Saxon Group on September 28, 2012; and

•      Q3 Contracting Inc. on November 17, 2012.

The operations of Silva were merged into those of JCG.  We have excluded the acquisitions of Sprint, Saxon and Q3C from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, whose financial statements in aggregate constitute approximately 8.3% of total assets (excluding approximately $48.4 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 7.3% of total revenues, and approximately 8.3% of pre-tax income (excluding approximately $855,000 of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2012.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

Brian Pratt.  Mr. Pratt has been our President, Chief Executive Officer and Chairman of the Board since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger with Rhapsody, Mr. Pratt was majority owner of Former Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974. Mr. Pratt is 61 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including as Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 65 years old.

John P. Schauerman.  Mr. Schauerman was named as our Executive Vice President, Corporate Development effective February 6, 2009 and has served as a Director since July 2008. He previously served as our Chief Financial Officer, and prior to the merger, he served as the Chief Financial Officer of Former Primoris beginning in February 2008. He also served as a Director of Former Primoris from 1993 to the time of the Rhapsody merger. He joined ARB in 1993 as Senior Vice President. In his current role, he is responsible for developing and integrating our overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions, particularly in the area of renewable energy. Prior to joining ARB in 1993, he was Senior Vice President of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA in 1979 and an MBA in 1984 from Columbia University. Mr. Schauerman is 56 years old.

Michael D. Killgore.  Mr. Killgore was named as our Executive Vice President, Director of Construction Services in March 2010, and has served as a director since the JCG acquisition in December 2009. He is responsible for overall management related to the operations of both our “East Construction Services” and “West Construction Services” business segments. He has been with James Construction Group and its predecessor companies since 1977, and was Chief Executive Officer of James Construction Group beginning in  2007. He received a B.S. Civil Engineering degree from Louisiana Tech University in 1978.  Mr. Killgore is a registered Civil and Environmental Engineer in the state of Louisiana. Mr. Killgore is 56 years old.

John M. Perisich.  Mr. Perisich has served as our Senior Vice President and General Counsel since July 2008. Prior to that, he served as Senior Vice President and General Counsel of Former Primoris beginning in  February 2006, and previous to that was Vice President and General Counsel of Former Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 48 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                               We have filed the following documents as part of this Report:

1.                                      Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2012 and 2011 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2012, 2011 and 2010.

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (6)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (7)

Exhibit 2.8

Stock Purchase Agreement, dated November 8, 2012, by and among Primoris Services Corporation, a Delaware corporation, Q3 Contracting Inc., a privately-held Minnesota corporation, all of the shareholders of Q3 Contracting Inc. and Jay P. Osborn as representative of the shareholders of Q3 Contracting Inc. (8)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (9)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (10)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (11)

Exhibit 4.1	Specimen Common Stock Certificate (12)

Exhibit 10.1	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#) (10)

Exhibit 10.2	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(10)

Exhibit 10.3	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(10)

Exhibit 10.4	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(10)

Exhibit 10.5	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(10)

Exhibit 10.6	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.7	2008 Long-Term Equity Incentive Plan (#)(13)

Exhibit 10.8	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (10)

Exhibit 10.9	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (14)

Exhibit 10.10	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.11	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.12

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.13	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.14	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.15	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.16	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.17	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.18	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.19	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.20	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.21	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.22	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (16)

Exhibit 10.23	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.24	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.25	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.26	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (17)

Exhibit 10.27	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (18)

Exhibit 10.28	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (18)

Exhibit 10.29	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (18)

Exhibit 10.30

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (18)

Exhibit 10.31

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (18)

Exhibit 10.32

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (18)

Exhibit 10.33	Subordination Agreement, dated November 12, 2010, by and among Primoris Services

Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (18)

Exhibit 10.34	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.35	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.36	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.37	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (19)

Exhibit 10.38	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (20)

Exhibit 10.39	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.40	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (22)

Exhibit 10.41	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.42	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.43	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.44	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.45

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (22)

Exhibit 10.46	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (22)

Exhibit 10.47	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.48	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.49	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.50	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.51	General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born

Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (24)

Exhibit 10.52	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.53	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.54	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.55	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (27)

Exhibit 10.56	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (28)

Exhibit 10.57	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.58

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.59

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.60	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (30)

Exhibit 10.61	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (30)

Exhibit 10.62	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (30)

Exhibit 10.63	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (31)

Exhibit 10.64	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (31)

Exhibit 14.1	Code of Ethics and Business Conduct (32)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and which is incorporated herein by reference.
(11)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(13)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and which is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.
(20)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and which is incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and which is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and which is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and which is incorporated herein by reference.
(24)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and which is incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and which is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and which is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and which is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and which is incorporated herein by reference.

(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and which is incorporated herein by reference.
(30)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and which is incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and which is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer

Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ MICHAEL D. KILLGORE
Michael D. Killgore
Director

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ ERIC S. ROSENFELD
Eric S. Rosenfeld
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	March 7, 2013

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Sprint Pipeline Services, L.P., The Saxon Group, and Q3 Contracting, Inc. which were acquired on March 12, 2012, September 28, 2012 and November 17, 2012, respectively, and whose financial statements in aggregate constitute approximately 8.3% of total assets (excluding approximately $48.4 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 7.3% of total revenues, and approximately 8.3% of pre-tax income (excluding approximately $855,000 of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Sprint Pipeline Services, L.P., The Saxon Group, and Q3 Contracting, Inc.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Irvine, California

March 7, 2013

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$157,551	$120,306
Short term investments	3,441	23,000
Customer retention deposits and restricted cash	35,377	31,490
Accounts receivable, net	268,095	187,378
Costs and estimated earnings in excess of billings	41,701	41,866
Inventory and uninstalled contract materials	37,193	31,926
Deferred tax assets	10,477	10,659
Prepaid expenses and other current assets	10,800	13,252
Total current assets	564,635	459,877
Property and equipment, net	184,840	129,649
Investment in non-consolidated entities	12,813	12,687
Intangible assets, net	51,978	32,021
Goodwill	116,941	94,179
Total assets	$931,207	$728,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,546	$106,725
Billings in excess of costs and estimated earnings	158,892	137,729
Accrued expenses and other current liabilities	76,152	59,923
Dividends payable	—	1,532
Current portion of capital leases	3,733	6,623
Current portion of long-term debt	19,446	13,870
Current portion of subordinated debt	—	15,167
Current portion of contingent earnout liabilities	10,900	3,450
Total current liabilities	420,669	345,019
Long-term capital leases, net of current portion	3,831	4,047
Long-term debt, net of current portion	128,367	55,852
Long-term subordinated debt, net of current portion	—	7,334
Deferred tax liabilities	20,018	21,079
Long-term contingent earnout liabilities, net of current portion	12,531	9,268
Other long-term liabilities	13,153	10,882
Total liabilities	598,569	453,481
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,403,686 and 51,059,132 issued and outstanding at December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	155,605	150,003
Retained earnings	175,517	124,924
Non-controlling interest	1,511	—
Total stockholders’ equity	332,638	274,932
Total liabilities and stockholders’ equity	$931,207	$728,413

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,541,734	$1,460,150	$941,765
Cost of revenues	1,349,024	1,274,947	818,976
Gross profit	192,710	185,203	122,789
Selling, general and administrative expenses	96,424	86,204	64,985
Operating income	96,286	98,999	57,804
Other income (expense):
Income from non-consolidated entities	186	4,018	4,630
Foreign exchange gain (loss)	(36)	(96)	250
Other expense	(870)	(1,088)	(1,429)
Interest income	157	331	616
Interest expense	(3,619)	(5,431)	(6,196)
Income before provision for income taxes	92,104	96,733	55,675
Provision for income taxes	(33,837)	(38,174)	(22,059)
Net income	$58,267	$58,559	$33,616

Less net income attributable to noncontrolling interests	$(1,511)	—	—

Net income attributable to Primoris	$56,756	$58,559	$33,616

Dividends per common share	$0.12	$0.11	$0.10

Earnings per share attributable to Primoris:
Basic	$1.10	$1.15	$0.79
Diluted	$1.10	$1.14	$0.72

Weighted average common shares outstanding:
Basic	51,391	50,707	42,694
Diluted	51,406	51,153	46,878

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

								Accumulated
					Additional		Non	Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Income	Equity
Balance, December 31, 2009	32,704,903	$3	81,852.78	$	$100,644	$42,982	$—	$330	$143,959
Net income	—	—	—	—	—	33,616	—	—	33,616
Issuance of common shares to Former Primoris owners	2,499,975	—	—	—	—	—	—	—	—
Stock issued for the purchase of Cravens Services, Inc.	74,906	—	—	—	600	—	—	—	600
Warrant exercises	4,337,909	1	—	—	21,688	—	—	—	21,689
Dividends — common	—	—	—	—	—	(4,413)	—	—	(4,413)
Dividends — preferred	—	—	—	—	—	(204)	—	—	(204)
Conversion of James Construction Group preferred to common shares	8,185,278	1	(81,852.78)	—	—	—	—	—	1
Stock to foreign managers	—	—	—	—	390	—	—	—	390
Buyback of warrants	—	—	—	—	(277)	—	—	—	(277)
Foreign currency hedge effect	—	—	—	—	—	—	—	(330)	(330)
Cancelled shares for sale of foreign subsidiary	(49,080)	—	—	—	(400)	—	—	—	(400)
Stock issued for the purchase of Rockford Corporation	1,605,709	—	—	—	13,600	—	—	—	13,600
Balance, December 31, 2010	49,359,600	$5	—	$	$136,245	$71,981	$—	$—	$208,231
Net income	—	—	—	—	—	58,559	—	—	58,559
Issuance of earnout shares to James Construction Group/Rockford sellers	1,589,741	—	—	—	14,800	—	—	—	14,800
Issuance of shares to employees and directors	109,791	—	—	—	988	—	—	—	988
Dividends	—	—	—	—	—	(5,616)	—	—	(5,616)
Purchase of units from EarlyBirdCapital	—	—		—	(2,030)	—	—	—	(2,030)
Balance, December 31, 2011	51,059,132	$5	—	$	$150,003	$124,924	$—	$—	$274,932
Net income	—	—	—	—	—	56,756	1,511	—	58,267
Issuance of shares to employees and directors	139,465	—	—	—	2,173	—	—	—	2,173
Issuance of shares to sellers of Sprint	62,052	—	—	—	980	—	—	—	980
Issuance of earnout shares to Rockford sellers	232,637	—	—	—	3,450	—	—	—	3,450
Dividends	—	—	—	—	—	(6,163)	—	—	(6,163)
Repurchase of stock	(89,600)	—	—	—	(1,001)	—	—	—	(1,001)
Balance, December 31, 2012	51,403,686	$5	—	$	$155,605	$175,517	$1,511	$—	$332,638

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$58,267	$58,559	$33,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	29,080	24,104	17,904
Amortization of intangible assets	6,543	9,699	6,580
Goodwill and intangible impairment	—	—	1,732
Loss (gain) on sale of property and equipment	(2,752)	335	(1,359)
Income from non-consolidated entities	(186)	(4,018)	(4,630)
Distributions received from non-consolidated entities	1,358	10,136	9,491
Net deferred tax liabilities (assets)	(879)	7,453	(1,091)
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(3,887)	(18,972)	(5,673)
Accounts receivable	(52,092)	20,767	(42,148)
Costs and estimated earnings in excess of billings	5,426	(24,591)	(3,765)
Other current assets	(1,341)	(6,654)	(6,837)
Other long term assets	—
Accounts payable	34,338	17,241	12,391
Billings in excess of costs and estimated earnings	20,639	(67,539)	55,825
Contingent earnout liabilities	(1,435)	2,927	290
Accrued expenses and other current liabilities	3,176	3,318	5,375
Other long-term liabilities	2,138	6,735	4,147
Net cash provided by operating activities	98,393	39,500	81,848
Cash flows from investing activities:
Purchase of property and equipment	(37,395)	(29,052)	(23,640)
Proceeds from sale of property and equipment	9,035	3,443	2,967
Purchase of short-term investments	(6,869)	(36,000)	(44,000)
Sale of short-term investments	26,428	39,000	48,058
Investment in non-consolidated entities	—	—	(18,065)
Cash paid for acquisitions	(86,207)	—	(39,120)
Cash acquired with acquisitions	—	—	19,623
Net cash used in by investing activities	(95,008)	(22,609)	(54,177)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	94,471	44,000	27,500
Repayment of capital leases	(9,021)	(6,282)	(4,600)
Repayment of long-term debt	(26,633)	(22,329)	(12,696)
Repayment of subordinated debt	(17,501)	(20,710)	(27,001)
Purchase of Unit Purchase Option	—	(2,030)	—
Proceeds from issuance of common stock for warrants	—	—	21,690
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,240	647	—
Stock issued to foreign managers	—	—	390
Repurchase of warrants	—	—	(277)
Repurchase of common stock	(1,001)	—	—
Dividends paid	(7,695)	(5,318)	(4,404)
Cash distributions to former James shareholders	—	—	(1,966)
Net cash provided by (used in) financing activities	33,860	(12,022)	(1,364)

Cash flows from discontinued operations — Operating activities	—	—	(874)

Net change in cash and cash equivalents	37,245	4,869	25,433
Cash and cash equivalents at beginning of year	120,306	115,437	90,004
Cash and cash equivalents at end of the year	$157,551	$120,306	$115,437

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$3,004	$4,765	$6,131

Income taxes, net of refunds received	$31,404	$33,600	$26,794

Components of cash paid for acquisitions:

Cash acquired	$—	$—	$19,623
Fair value of assets acquired	136,146	—	141,570
Common stock issued	(980)	—	(13,600)
Contingent liabilities	(15,598)	—	(14,272)
Notes payable issued	—	—	(16,712)
Cash/stock payment due sellers after closing	(605)	—	—
Liabilities assumed	(32,756)	—	(77,489)
Cash paid for acquisitions	$86,207	$—	$39,120

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2012	2011	2010

Obligations incurred for the purchase of property and equipment	$2,932	$5,312	$—

Dividends declared and not yet paid	$—	$1,532	$1,234

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

Note 1—Nature of Business

Organization and operations —Primoris Services Corporation is a holding company of various subsidiaries, which collectively are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and in 2011 moved its corporate headquarters from Lake Forest, California to 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

The wholly-owned subsidiaries of Primoris include ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc., OnQuest, Inc., Cardinal Contractors, Inc., Stellaris, LLC, James Construction Group LLC (“JCG”), Rockford Corporation (“Rockford”), Primoris Energy Services Corporation (“PES”) and Q3 Contracting, Inc (“Q3C”).

Primoris has been acquisitive over the last several years expanding both service capabilities and geographic footprint.  The acquisitions include:

•                                        On December 18, 2009, we acquired JCG.  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.

•                                        On November 8, 2010, the Company acquired Rockford, which specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

•                                        During 2012, the Company made four acquisitions:

a.              On March 12, 2012, the Company’s subsidiary, PES, purchased the assets of Sprint Pipeline Services, L.P. (“Sprint”) headquartered in Pearland (outside Houston), Texas.  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  As part of the purchase, PES has the right to use the name of Sprint for a three year period.

b.              On May 30, 2012, the Company’s subsidiary JCG, purchased certain of the assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively “Silva”).  Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.

c.               On September 28, 2012, the Company purchased the assets of The Saxon Group (“Saxon”).  Based outside of Atlanta, Georgia, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.

d.              On November 17, 2012, the Company acquired Q3C Contracting, Inc.  Q3C specializes in small diameter pipeline and gas distribution construction, restorative and other services, primarily in the upper Midwest region of the United States.

In 2011, the Company entered into a joint venture agreement and formed Blythe Power Constructors for the installation of a parabolic trough solar field and steam generation system in California.

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  In February 2008, Primoris Corporation (referred to as “Former Primoris”), a privately-held company, entered into an Agreement and Plan of Merger with Rhapsody Acquisition Corp. (“Rhapsody”), a publicly-held company.  Rhapsody was founded as a special purpose acquisition company in 2006, to affect a business combination with an operating business. In July 2008, the merger was completed and Rhapsody changed its name to “Primoris Services Corporation”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.   Reclassifications have been made to prior year financial statement presentation to conform to the current year presentation.

Seasonality—Primoris’ results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain and snow, which can impact Primoris’ ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  References for Financial Accounting Standards Board (“FASB”) standards are made to the FASB Accounting Standards Codification (“ASC”).

Reclassifications have been made to prior year financial statement presentation to conform to the current year presentation.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant estimates are made for costs to complete construction projects which have a direct effect on gross profit as reported in these consolidated financial statements.

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

Customer retention deposits—Customer retention deposits consist of contract retention payments made by customers into escrow cash accounts with a bank. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to the Company by customers as projects are completed in accordance with contract terms.

Inventory and uninstalled contract materials—Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method.

Business combinations—Business combinations are accounted for using the acquisition method of accounting. Expenses incurred in connection with a business combination are expensed as incurred.  Changes in deferred tax asset valuation allowances and acquired tax uncertainties after the measurement period are recognized in net income.

Goodwill and other intangible assets—The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”.  Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill.  During the fourth quarter of 2010, the Company determined that the recorded value of the Cravens acquisition intangible assets and goodwill was impaired and recorded an impairment charge of $1,700.  There were no other impairments of goodwill or intangible assets during the periods presented.

At December 31, 2012, goodwill is recorded at our reporting units as follows:

•                  James Construction Group, East Construction Services segment, $59,259;

•                  Rockford, West Construction Services segment, $32,079;

•                  Q3C Contracting, Inc., West Construction Services segment, $12,562;

•                  Sprint (a subsidiary of PES), East Construction Services segment, $9,389;

•                  Born Canada, Engineering segment, $2,441;

•                  The Saxon Group (a subsidiary of PES), East Construction Services segment, $810; and

•                  Cardinal Contractors, East Construction Services segment, $401.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary.  If the qualitative assessment reveals that it is “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required.  Otherwise, no quantitative calculation, as outlined in Subtopic 350-30 is necessary.  The Company adopted this standard on October 1, 2012, the date of the Company’s impairment review.  The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Comprehensive income—The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods herein, such amounts were not significant.

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

Foreign operations—At December 31, 2012, the Company had operations in Canada with assets aggregating approximately $10,335, compared to $9,385 at December 31, 2011.

Functional currencies and foreign currency translation—Through a subsidiary, the Company maintains foreign operations in Canada.  The Company uses the United States dollar as its functional currency in Canada, as substantially all monetary transactions are made in dollars, and other significant economic facts and circumstances currently support that position. As these factors may change, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Included in other income are foreign exchange losses of $36 in 2012, losses of $96 in 2011 and gains of $250 in 2010.

Partnerships and joint ventures — As is normal in the construction industry, the Company is periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  The Company’s ownership can vary from a small noncontrolling ownership to a significant ownership interest.  The Company evaluates each partnership or joint venture to determine whether the entity is considered a variable interest entity (“VIE”) as defined in FASB ASC Topic 810, and if a VIE, whether the Company is the primary beneficiary of the VIE, which would require the Company to consolidate the VIE with the Company’s financial statements.  When consolidation occurs, the Company accounts for the interests of the other parties as a noncontrolling interest and discloses the net income attributable to noncontrolling interests.

At December 31, 2012, the Company consolidated the financial results of one VIE, Blythe Power Constructors (“Blythe”), a joint venture formed for the installation of a parabolic trough solar field and steam generation system in California.  For Blythe, net income attributable to the Company and the net income attributable to the noncontrolling interest owners are presented on the Consolidated Statement of Earnings.  Other financial information is presented in Note 13 - Noncontrolling Interests.

Equity method accounting— If the Company is not the primary beneficiary of a VIE or does not have a controlling interest, the Company accounts for its noncontrolling interest using the equity method of accounting per ASC Topic 323.  Such entity is recorded at cost and the carrying amount is adjusted periodically to recognize the Company’s proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  The Company also recognizes its share of any impairment charge recorded by the investee.  The Company will consider the effect of an other than temporary decrease in the value of the investment if there is a basis difference in the assets of the investee.

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

In December 2011, the Company recognized its proportionate share of an impairment charge taken by the WesPac Energy LLC equity investment and recorded a basis adjustment in the investment.  See Note 8 — “Equity Method Investments”.

Cash concentration—The Company places its cash in short term U.S. Treasury bonds, in CDs and with several other financial institutions. As of December 31, 2012 and 2011, the Company had cash balances of $157.6 million and $120.3 million, respectively.  At December 31, 2012, the $157.6 million consisted of $4.6 million held in Treasury bill funds and $153.0 million with various financial institutions that are backed by the federal government FDIC program.  At December 31, 2011, the $120.3 million of cash consisted of $28.0 million held in short-term CDARS, $4.6 million in Treasury bill funds and $87.7 million was held with various financial institutions that are backed by the federal government FDIC program.

Collective bargaining agreements—Approximately 37% of the Company’s hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 72 collective bargaining agreements to which the Company is a party to, nineteen will require renegotiation during 2013.

Multiemployer plans —The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  If the Company were to withdraw from a plan, the multiemployer benefit plan requires satisfaction of a withdrawal obligation.  Any potential withdrawal obligation may be material.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan and recorded a $5 million withdrawal liability as of December 31, 2011.  In 2012, the Company increased the estimated withdrawal liability balance to $7.5 million, recording an expense of $2.5 million.  At this time, the Company has no plans to withdraw from any other agreements.  See Note 17 — Multiemployer Plans

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling $16,547 and $13,809 at December 31, 2012 and 2011, respectively. The amount is included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. Claims administration expenses are charged to current operations as incurred. Future actual payments may materially differ from these reserves.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides amendments to FASB ASC Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  On January 1, 2012, the Company adopted ASU 2011-04 which did not have a material impact on its consolidated financial statements.

Accounts receivable—Contract receivables are primarily concentrated from public and private companies and governmental agencies located throughout the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2012 and 2011 was $432 and $363, respectively.

Revenue recognition—Historically, substantial portions of the Company’s revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. The Company recognizes revenues using the percentage-of-completion method for fixed-price contracts, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and income, can be impacted by changes in any of the following:  productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

In the percentage-of-completion method, estimated revenues and resulting contract income is calculated based on the total costs incurred to date as a percentage of total estimated costs. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.  The full loss amount is recognized as an “accrued loss provision” on the balance sheet.  As the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract is zero.

Other contract forms—In addition, the Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.  Similarly, unit price contracts recognize revenue based on accomplishment of specific units at a specified unit price.

For all of its contracts, the Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. The provision for estimated losses on uncompleted contracts was $764 and $917 for the years ended December 31, 2012 and 2011, respectively. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

The caption “Costs and estimated earnings in excess of billings” represents unbilled receivables which arise when revenues have been recorded but the amount cannot be billed under the terms of the contract until a later date.  Balances may represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting, (b) incurred costs to be billed under cost reimbursement type contracts, or (c) amounts arising from routine lags in billing.  For those contracts in which billings exceed contract revenues recognized to date, excesses are included in the caption “Billings in excess of costs and estimated earnings”.

The Company considers unapproved change orders to be contract variations for which Primoris has customer approval for a scope change but a price change associated with the scope change has not yet been agreed upon.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated revenue amount is equal to or greater than the costs related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

In accordance with applicable terms of construction contracts, certain retainage amounts may be withheld by customers until completion and acceptance of the project.  Final payments of the majority of retainage may not be made until the following operating cycle.

Significant revisions in contract estimates—As previously discussed, revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate the revenue to be recognized. Total estimated costs, and thus contract income, are impacted by many factors.

For projects that are in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits related to the prior year, had current year estimates of costs to complete been known in the prior year.

During the year ended December 31, 2012, certain contracts had revisions in estimates from those projected in 2011.  If the revised estimates as of December 31, 2012 had been applied in the prior year, the gross profit earned on these contracts would have resulted in an increase of approximately $8,185 in gross profit in 2011, or approximately $0.10 per diluted share.   Similarly, the revised estimates as of December 31, 2011 had been applied in the prior year; the gross profit earned on these contracts would have resulted in an increase of approximately $10,244 in 2010, or approximately $0.12 per diluted share.  In addition, the revised estimates for the year ended December 31, 2010 would have resulted in a gross profit increase of approximately $9,892 in the year 2009, or approximately $0.13 per diluted share.

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however in most years a different group make up the top ten customers.

For the years ended December 31, 2012 and 2011, revenues generated by the top ten customers were $862.3 million and $1,000 million, respectively, which represented 55.9% and 68.5%, respectively, of total revenues during the periods.

During the years ending December 31, 2012 and 2011, the Louisiana DOT represented 11.1% and 16.4%, respectively, of total revenues and a large gas and electric utility represented 14.6% and 11.3%, respectively, of total revenues. During the year ending December 31, 2012 and 2011, revenues generated by Rockford under the Ruby contract were $12.6 million and $274.9 million, respectively, which represented 0.8% and 18.8%, respectively, of total revenues during the periods.  The Ruby contract was part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon for which field work was substantially completed in 2011.

At December 31, 2012, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 14.6% of the Company’s revenues during 2012.  At December 31, 2011, approximately 15.5% of the Company’s accounts receivable were due from one customer, and that customer provided 11.3% of the Company’s revenues during 2011.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2012 and 2011, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan (“2008 Equity Plan”).   Under the terms of the 2008 Equity Plan, the Company issued 111,790 shares of stock in 2012 and 94,966 shares of stock in 2011, purchased by our employees who are participants in the Primoris Long-term Retention Plan.  The shares have a six-month restriction on any trades.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 27,675 shares of common stock during 2012 and 14,825 shares of common stock during 2011 under the 2008 Equity Plan.  The shares were fully vested and have a one-year restriction on any trades.  As of December 31, 2012, there were 1,270,744 shares of common stock reserved to provide for the grant and exercise of all future stock option issuances, stock appreciation rights (“SARS”) and grants of restricted shares under the 2008 Equity Plan.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

Contingent Earnout Liabilities—As part of recent acquisitions, the Company has agreed to issue additional shares of common stock, or makes payments of cash, to the sellers upon meeting certain operating performance targets for certain periods subsequent to the acquisition date.  Each period, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records as a charge to selling, general and administration expense for the change in the fair value of the liability from the prior period.  The liability will be settled by issuing the agreed upon values of stock or amount of cash to be paid, as determined by the purchase agreement.

In March 2011, the Company issued 1,095,646 shares of common stock to the sellers of JCG after achieving a specific operating performance target for 2010.

The Rockford 2011 earnout target was achieved in 2011 and the Company reflected the liability on the balance sheet at December 31, 2011.  The liability was settled by issuing 232,637 shares of common stock to the sellers and making a cash payment of $3.45 million in April 2012.  The Rockford 2012 earnout target was achieved in 2012 and the Company reflected the liability on the balance sheet at December 31, 2012.  The liability will be settled by making a cash payment of $6.9 million in March 2013.

As part of the Sprint acquisition in March 2012, the Company agreed to issue additional cash to the sellers upon meeting certain operating performance targets for 2012 and 2013.  The Sprint 2012 earnout target was achieved in 2012 and a $4.0 million liability was recorded on the balance sheet at December 31, 2012.  The liability will be settled by making a cash payment in March 2013.

Derivative instruments and hedging activities—From time to time, the Company utilizes foreign currency hedge agreements to manage its Canadian currency exchange exposures, which are accounted for in accordance with ASC Topic 815 “Derivatives and Hedging”.  During the twelve months ended December 31, 2012 and 2011, the Company had no derivative financial instruments.

Recently Issued Accounting Pronouncements

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

Intangible Asset Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary.  If the qualitative assessment reveals that it is “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required.  Otherwise, no quantitative calculation, as outlined in Subtopic 350-30 is necessary.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this standard on October 1, 2012, the date of the Company’s annual impairment review.  The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and certain liabilities that are required to be measured at fair value at December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2012:
Cash and cash equivalents	$157,551	$157,551	—	—
Short-term investments	$3,441	$3,441	—	—
Liabilities as of December 31, 2012:
Contingent consideration	$—	—	—	$23,431

Assets as of December 31, 2011:
Cash and cash equivalents	$120,306	$120,306	—	—
Short-term investments	$23,000	$23,000	—	—
Liabilities as of December 31, 2011:
Contingent consideration	$—	—	—	$12,718

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

The following table provides a rollforward of the Company’s contingent consideration liability level three fair value measurements (see Note 4) during the year ended December 31, 2012:

Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2011	$12,718
Additions:
Sprint acquisition	6,200
Saxon acquisition	1,950
Q3C acquisition	7,448
Change in fair value of contingent consideration	2,015
Reductions:
Contingent consideration payment to Rockford sellers	(6,900)
Balance at December 31, 2012	$23,431

The Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded as a non-operating charge in the Company’s statement of operations.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which are greater than 75%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used for the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 4—Business Combinations

2012 Acquisition — Sprint Pipeline Services, L.P.

On March 12, 2012, the Company executed an asset purchase agreement with Sprint Pipeline Services, L.P. (“Sprint”).  Headquartered in Pearland (outside Houston), Texas, Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.  The Company formed PES to make the acquisition.  The purchase agreement allows the Company to use the Sprint name for three years.  For 2012, Sprint contributed revenues of $92,470 and gross profit of $15,614 and have been included in the Company’s consolidated financial statements.

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

We issued the sellers 62,052 unregistered shares of our common stock with a contractually agreed upon value of $1,000 based on the average closing price of our common stock for the 20 business days prior to the closing date.  The fair value of the stock issued was $980 based on the stock price on the closing date.

Acquisition costs related to the Sprint acquisition of $94 were expensed in the year ended December 31, 2012.

Sprint Earnout Consideration

As part of the acquisition, the Company agreed to issue additional cash to the sellers, contingent upon Sprint meeting certain operating performance targets for the remainder of 2012 and for the twelve months ending December 31, 2013.

If income before interest, taxes, depreciation and amortization (“EBITDA”) for 2012, as defined in the stock purchase agreement, was at least $7,000, we agreed to pay $4,000 in cash to the sellers.  The estimated fair value of the 2012 contingent consideration was $3,455 on the acquisition date.

The Company determined that the 2012 earnout target was achieved and recorded the full value of the $4,000 liability on the balance sheet at December 31, 2012.  As a result, a charge of $200 was recorded in Selling, General and Administration expense in 2012.  In March 2013, the liability should be settled by making a $4,000 cash payment to the sellers.

The 2013 earnout target provides for an additional cash payment of $4,000 to the sellers if 2013 EBITDA is at least $7,750.  The estimated fair value of the 2013 potential contingent consideration as of the acquisition date was $2,745 and at December 31, 2012, the estimated fair value was $3,020.

2012 Acquisition — Silva Companies

On May 30, 2012, JCG executed an asset purchase agreement with Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively, “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving and material sales in the Gulf Coast region of the United States.  On the closing date, we paid the sellers $13,934 and paid an additional $156 in December 2012.   After the acquisition, the operations for Silva were merged into JCG.  Acquisition costs related to the Silva acquisition of $93 were expensed in the year ended December 31, 2012

2012 Acquisition — The Saxon Group

On September 28, 2012, PES executed an asset purchase agreement with The Saxon Group (“Saxon”).  Based in Suwannee, Georgia, outside of Atlanta, Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.  We paid the sellers $550 in cash and paid off an outstanding note for $2,429 on behalf of Saxon, a total cash payment of $2,979.  For 2012, Saxon has contributed revenues of $7,460 and a gross margin loss of $46 and have been included in the Company’s consolidated financial statements.

Acquisition costs related to the Saxon acquisition of $14 were expensed in the year ended December 31, 2012.

Saxon Earnout Consideration

As part of the acquisition, the Company agreed to issue additional cash of $2,500 to the sellers, contingent upon Saxon meeting certain operating performance targets.  The Company agreed to pay $2,500 in cash to the sellers if they achieve one of the following two targets:  (1) EBITDA for the fifteen month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the twenty-one month period ending June 30, 2014 of at least $4,750.  The estimated fair value of the potential contingent consideration on the acquisition date was $1,950 and at December 31, 2012, the estimated fair value was $2,028.

2012 Acquisition — Q3 Contracting

On November 17, 2012, the Company purchased all of the issued and outstanding shares of stock of Q3C, a privately-held Minnesota corporation.  The sellers elected to treat the acquisition under Section 338(h)(10) of the Internal Revenue Code which allows the Company to account for the transaction as an asset purchase.  Based in Little Canada, Minnesota, north of St. Paul, Minnesota, Q3C specializes in small diameter pipeline and gas distribution construction and other services, primarily in the upper Midwest region of the United States.  For 2012, Q3C has contributed revenues of $12,755 and gross profit of $1,408 and have been included in the Company’s consolidated financial statements.

The fair value of the consideration transferred to selling shareholders consisted of the following:

Cash consideration	$48,116
Commitment to issue Company common stock	430
Earnout consideration	7,448
Total consideration	$55,994

On the closing date, we paid the sellers $48,116 in cash.  The Company also agreed to issue $430 of Company common stock, to be valued based on the average December 2012 closing price.  An adjustment for the fair value of the stock at December 31, 2012 was not material.  The Company issued 29,273 shares of unregistered common stock in February 2013.

Q3C Earnout Consideration

As part of the acquisition, the Company agreed to issue additional cash to the sellers, contingent upon Q3C meeting certain operating performance targets.  The targets are based on the achievement of meeting certain levels of Q3C’s EBITDA, as that term is defined in the stock purchase agreement.  The targets are as follows:

1.                                   If EBITDA for the period November 18, 2012 through December 31, 2013 is at least $17,700, the Company agreed to pay $3,750 in cash to the sellers, with an additional cash payment of $1,250 if EBITDA exceeds $19,000.

2.                                   If EBITDA for the calendar year 2014 is at least $19,000, the Company agreed to pay $3,750 in cash to the sellers, with an additional cash payment of $1,250 if EBITDA exceeds $22,000.

The fair value of the contingent consideration was estimated to be $7,450 as of the purchase date and is included on the Company’s balance sheet as a liability.  The fair value is based on management’s evaluation of the probability of Q3C meeting the EBITDA targets for the two periods, discounted at the Company’s estimated average cost of capital.  The estimated fair value at December 31, 2012 was $7,490.

Acquisition costs related to the Q3C acquisition of $129 were expensed in the year ended December 31, 2012.

2010 Acquisition - Rockford Holdings Corporation

On November 8, 2010, the Company entered into a stock purchase agreement to acquire the stock of privately-held Rockford Corporation (“Rockford”).  Upon completion of the acquisition on November 12, 2010, Rockford became a wholly-owned subsidiary.  Based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

Rockford’s results of operations and estimated fair value of assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements from November 1, 2010.  While November 12, 2010 was considered the acquisition date, the net change between November 1, 2010 and the acquisition date was not material.  For the period November 1, 2010 to December 31, 2010 Rockford revenues were $85,309, income before provision for income taxes of $8,218 and net income was $4,962.  Acquisition costs related to the acquisition of $360 were expensed in the year ended December 31, 2010.

Rockford Merger Consideration

The fair value of the consideration provided to the sellers as of the acquisition date of November 12, 2010 consisted of the following:

Cash	$35,039
Company common stock	13,600
Subordinated promissory note	16,712
Earnout consideration	14,272
Total fair value of consideration	$79,623

Details of the consideration follow:

Cash — On the closing date, the Company paid the sellers $35,039 in cash with $400 of the cash placed in an escrow account (the “Escrow Account”).  At December 31, 2012, the amount remained in the Escrow Account, pending final resolution of a dispute, as described below.

Company Stock —The Company issued the sellers shares of unregistered common stock with a value of $12,476.  The shares were based on an average closing price of our common stock for the 20 business days prior to the closing date.  We issued to the sellers 1,605,709 shares of common stock based on a contractually calculated value of $7.77 per share, with a fair value of $13,600 based on the stock price on the closing date.

Subordinated Promissory Note — The Company entered into an unsecured promissory note in favor of the sellers (the “Rockford Note”) with a principal amount of $16,712.  The principal amount of the Rockford Note was divided into two portions.  Approximately $9,669 on the Rockford Note was designated as “Note A” and approximately $7,043 of the Rockford Note was designated as “Note B.”  Note B was paid in full on March 10, 2011.  On the date of acquisition, management believed the face amount of the Rockford Note approximated fair value.

Note A is due and payable on October 31, 2013 and bears interest at different rates until maturity.  As a result of a dispute related to a certain liability at the time of the closing of the transaction and as provided for under the terms of the purchase agreement, the Company placed $5,000 in an interest bearing escrow account in lieu of making future payments of that amount to the note holders.  The Company included this escrow amount on its December 31, 2012 and 2011 balance sheet as “customer retention deposits and restricted cash”.

The Company ceased further principal and interest payments in May 2012, when the outstanding balance reached $5,000.  The balance was reclassified on the Company’s balance sheet from notes payable to accrued liabilities in September 2012.  In December 2012, the parties came to a resolution whereby the Company would pay $1,500 to the subordinated note holders out of the Escrow Account, the remaining to be remitted to the Company.  As a result, the Company reduced its liability to $1,500 and recorded $3,500 as a reduction of SG&A expense and reversed the accrued interest $400.  Final payment from the Escrow Account is expected to be made in the first quarter 2013.

Rockford Earnout Consideration

As part of the acquisition, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010, for the five quarters ending December 31, 2011 and for the year ended December 31, 2012.  The maximum amount of this consideration was $18,400 which when measured on a fair value basis as of the acquisition date, was estimated at $14,300 and was classified as a liability in the Company’s consolidated balance sheet.

The 2010 earnout target for the fourth quarter 2010 was achieved, and in March 2011, the Company issued 494,095 unregistered shares of common stock to the sellers.

The 2011 earnout target was achieved and the liability as of December 31, 2011 was $6,900.  In April 2012, the Company issued 232,637 unregistered shares of common stock to the sellers and made a cash payment of $3,450.

The final contingent earnout liability for 2012 was based on Rockford’s 2012 financial performance.  At December 31, 2011, the fair value of the liability reflected on the balance sheet was $5,818 and the fair value was adjusted quarterly during 2012.  In the fourth quarter 2012, the Company determined that the 2012 earnout target was achieved and recorded the full $6,900 liability at December 31, 2012.  As a result, an additional charge of $345 was recorded in Selling, General and Administration expense in 2012.  In March 2013, the Company anticipates making the $6,900 cash payment to the sellers.

Schedule of Assets Acquired and Liabilities Assumed for 2012 and 2010 Acquisitions

The 2012 acquisitions of Sprint, Silva, Saxon and Q3C and the 2010 acquisition of Rockford are accounted for under the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.

The following table summarizes the fair value of the assets acquired and the liabilities assumed:

	2012				2010
	Sprint	Silva	Saxon	Q3C	Rockford
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition

Cash	$—	$—	$—	$—	$19,623
Accounts receivable	7,614	903	2161	17,947	57,505
Cost and earnings in excess of billings	601	23	279	4,358	2,132
Inventory and other assets	252	353	564	131	—
Investment in non-consolidated entities	—	—	—	1,298	—
Deferred tax assets	—	—	—	—	3,383
Prepaid expenses	—	—	—	174	813
Property, plant and equipment	12,078	14,675	2,948	20,526	24,107
Other assets	—	—	—	—	2,400
Intangible assets	3,600	—	1350	21,550	15,510
Goodwill	9,389	—	810	12,562	32,079
Accounts payable	(1,458)	(1,450)	(2,952)	(4,448)	(14,525)
Billing in excess of costs and earnings	—	(414)	(110)	—	(35,408)
Accrued expenses	(716)	—	(121)	(7,851)	(13,324)
Notes payable	—	—	—	(10,253)	(4,684)
Capital lease liabilities	(2,983)	—	—	—	—
Deferred tax liability	—	—	—	—	(9,988)
Total	$28,377	$14,090	$4,929	$55,994	$79,623

During the fourth quarter of 2012, the Company finalized its estimates of the fair value of the acquired assets and liabilities of Silva and Saxon.  There were no changes to the amounts reported in the June 30, 2012 Form 10Q for Silva.  The estimates for the Q3C acquisition are preliminary and subject to change.  For the Saxon acquisition, the final revisions resulted in a change of the amounts reported in the September 30, 2012 Form 10Q.  The change resulted in a decrease of $451 in property, plant and equipment, a decrease of $155 for accounts receivable, an increase of $564 in prepaid expenses and a decrease of other working capital of $168.  Intangible assets were also decreased by $600 and goodwill was increased by $810.  These adjustments have been reflected in the December 31, 2012 financial statements.

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired include accounts receivable, costs and earnings in excess of billings for projects, inventory and fixed assets, consisting primarily of construction equipment, for each of the acquisitions. The Company determined that the recorded value of accounts receivable, costs and earning in excess of billings and inventory reflect fair value of those assets. The Company estimated the fair value of fixed assets on the effective dates of the acquisitions using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  We used the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired for the acquisitions.  The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

		2012 Fair Value			2010 Fair Value
	Amortization	Sprint	Saxon	Q3C	Rockford
	Period	Acquisition	Acquisition	Acquisition	Acquisition
Tradename	3 & 10 years	$700	$—	$6,650	$7,450
Non-compete agreements	2 to 5 years	450	100	450	2,100
Customer relationships	5 to 15 years	2,450	1,150	14,450	2,750
Backlog	0.75 years	—	100	—	3,210
Total		$3,600	$1,350	$21,550	$15,510

The fair value of the tradename was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The three year useful life for Sprint was based on the purchase agreement providing for the use of the Sprint tradename for three years. The useful life was estimated at 10 years for Q3C and Rockford based on management’s expectation for continuing value of the tradename in the future.

The fair value for the non-compete agreements was valued based on a discounted “income approach” model, including estimated financial results with and without the non-compete agreements in place.  The agreements were analyzed based on the potential impact of competition that certain individuals could have on the financial results, assuming the agreements were not in place.  An estimate of the probability of competition was applied and the results were compared to a similar model assuming the agreements were in place.

The customer relationships and the Rockford backlog were valued utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill.  Goodwill largely consists of expected benefits from the geographic expansion and presence of the various acquisitions in the United States, including the Gulf Coast region from Sprint and Saxon, the Pacific Northwest area from Rockford and the upper Midwest region of the United States from Q3C. Goodwill is also attributable to Sprint’s energy-related opportunities for specialized pipeline construction and related services, Saxon’s expertise in the industrial gas processing and power plant sectors, and Rockford and Q3C with their expanded pipeline and service capabilities, as well as the opportunity to extend our infrastructure operations and other synergies of the combined companies.  Goodwill also includes the value of the assembled workforce of the various acquired businesses.  The fair value of the consideration for the Silva acquisition was equal to the fair value of the fixed assets and net working capital acquired, and management established that there were no intangible assets or goodwill attributable to the purchase.

Based on the current tax treatment of the acquisitions, the goodwill and other intangible assets associated with the Sprint, Saxon and Q3C acquisitions are deductible for income tax purposes over a fifteen-year period.  Since the Rockford acquisition was a stock purchase, the goodwill of $32,079 is not deductible for income tax purposes on a yearly basis.

Supplemental Unaudited Pro Forma Information

In accordance with ASC 805, we are combining the 2012 acquisitions of Sprint, Silva, Saxon and the Q3C acquisition information.  The following pro forma information presents the results of operations of the 2012 acquisitions as if they all occurred on January 1, 2011.  The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the fair values assigned to the purchased assets;

•                  the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2012, 2013 and future periods for the acquisitions.

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39% for the applicable periods; and

•                  the pro forma increase in weighted average shares outstanding includes 62,052 unregistered shares of common stock issued as part of the Sprint acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transactions been consummated as of  January 1, 2011.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the combined companies.

	2012	2011
	(unaudited)	(unaudited)
Revenues	$1,673,001	$1,674,406
Income before provision for income taxes	$95,254	$90,799
Net income attributable to Primoris	$58,678	$54,940

Weighted average common shares outstanding:
Basic — (1)	51,403	50,769
Diluted — (1)	51,418	51,215

Earnings per share attributable to Primoris:
Basic	$1.14	$1.08
Diluted	$1.14	$1.07

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2012	2011
Contracts receivable, net of allowance for doubtful accounts of $432 and $363 for 2012 and 2011, respectively	$227,548	$166,298
Retention	39,710	20,378
	267,258	186,676
Due from affiliates	—	—
Other accounts receivable	837	702
	$268,095	$187,378

Amounts “due from affiliates” primarily relate to amounts due from related parties (See Note 8 “Equity Method Investments” and Note 20 “Related Party Transactions”) for the performance of construction contracts.  At December 31, 2012 and 2011, there were no amounts due from affiliates.  Contract revenues earned from related parties were approximately $502, $5,681 and $1,568 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2012	2011
Costs incurred on uncompleted contracts	$3,882,968	$2,977,535
Accrued loss provision for estimated losses on uncompleted contracts	764	917
Gross profit recognized	448,928	303,634
	4,332,660	3,282,086
Less: billings to date	(4,449,851)	(3,377,949)
	$(117,191)	$(95,863)

This net amount is included in the accompanying consolidated balance sheet at December 31 under the following captions:

	2012	2011
Costs and estimated earnings in excess of billings	$41,701	$41,866
Billings in excess of cost and estimated earnings	(158,892)	(137,729)
	$(117,191)	$(95,863)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2012	2011	Useful Life
Land and buildings	$24,358	$18,987	30 years
Leasehold improvements	17,530	5,597	Lease life
Office equipment	2,092	1,203	3 - 5 years
Construction equipment	197,200	158,978	3 - 7 years
Transportation equipment	48,649	28,475	3 - 18 years
	289,829	213,240
Less: accumulated depreciation and amortization	(104,989)	(83,591)
Net property and equipment	$184,840	$129,649

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

The following is a summary of the financial position and results as of and for the period ended December 31:

	2012	2011
WesPac Energy, LLC
Balance sheet data:
Assets	$16,896	$20,147
Liabilities	1,063	1,820
Net assets	$15,833	$18,327
Company’s equity investment in affiliate	$11,463	$12,415
Earnings data:
Revenue	$552	$1,717
Expenses	2,455	9,303
Earnings before taxes	$(1,903)	$(7,586)
Company’s equity in earnings	$(952)	$(3,793)

In December 2012, WesPac expensed $1,100 for three abandoned projects and the Company recorded its 50% share of the expense.

At the end of 2011, a major oil refining third party terminated two potential projects.  WesPac expensed $5,400 in 2011.  In December 2011, the Company recorded its 50% share of expenses required by the equity method of accounting and reduced its $5,000 basis difference by $1,700 to recognize an estimate for an other than temporary decrease in the value of its basis difference between the Company’s original investment and its pro-rata share of the WesPac equity.

St. — Bernard Levee Partners

The Company acquired a 30% interest in St. — Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 and accounts for this investment under the equity method.  Bernard engages in construction activities in Louisiana. Bernard distributed $4,200 and $36,955 to its equity holders during the twelve months ended December 31, 2012 and 2011, respectively, of which the Company’s share, as calculated under the joint venture agreement, was $1,260 and $10,022 for the same periods in 2012 and 2011, respectively.  The following is a summary of the financial position and results as of and for the years ended December 31:

	2012	2011
St. Bernard Levee Partners
Balance sheet data:
Assets	$592	$5,677
Liabilities	86	4,771
Net assets	$506	$906
Company’s equity investment in affiliate	$150	$272
Earnings data:
Revenue	$4,026	$72,822
Expenses	227	39,650
Earnings before taxes	$3,799	$33,172
Company’s equity in earnings	$1,138	$9,415

Alvah, Inc.

On November 17, 2012, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”), as part of the acquisition of Q3 Contracting, Inc.  Alvah is engaged in electrical contracting activities, primarily in Northern California and worked as a subcontractor for ARB prior to and after the acquisition. In December 2012, Alvah distributed $200, of which the Company’s share was $98.  During 2012, payments made to Alvah as a subcontractor by ARB and Q3C amounted to $6,377 and $537, respectively.

Note 9—Intangible Assets

At December 31, 2012 and 2011, intangible assets totaled $51,978 and $32,021, respectively, net of amortization.   The December 31, 2012 balance includes the effect of four acquisitions during 2012 (See Note 4).  The table below summarizes the intangible asset categories, amounts and the average amortization periods which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2012	2011
Tradename	3 and 10 years		$23,586	$18,791
Non-compete agreements	2 to 5 years		4,130	4,695
Customer relationships	5 to 15 years		24,212	8,181
Backlog	0.75 years		50	354
		Total	$51,978	$32,021

Amortization expense of intangible assets was $6,543, $9,699 and $6,580 for the years ended December 31, 2012, 2011 and 2010, respectively.  Estimated amortization expense for intangible assets as of December 31, 2012 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2013	$7,020
2014	6,986
2015	5,834
2016	5,330
2017	5,318
Thereafter	21,490
$51,978

Note 10—Accounts Payable and Accrued Liabilities

At December 31, 2012 and 2011, accounts payable includes retention amounts of approximately $15,946 and $13,980, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2012	2011
Payroll and related employee benefits	$33,086	$29,110
Insurance, including self-insurance reserves	22,982	18,732
Reserve for estimated losses on uncompleted contracts	764	917
Corporate income taxes and other taxes	3,779	1,546
Accrued overhead cost	2,007	1,819
Current liabilities of discontinued operations	133	733
Other	13,401	7,066
	$76,152	$59,923

Note 11—Capital Leases

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

At December 31, 2012 and 2011, the net book value of assets under capital leases was $10,382 and $12,304, respectively. The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2013	$3,921
2014	2,736
2015	1,141
2016	105
Total minimum lease payments	$7,903
Amounts representing interest	(339)
Net present value of minimum lease payments	7,564
Less: current portion of capital lease obligations	(3,733)
Long-term capital lease obligations	$3,831

Note 12—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2012	2011

Commercial notes payable to a bank with interest rates from 2.16% to 4.12%. Monthly principal and interest payments are due in the amount of $518, with the final payment due December 23, 2016. The notes are secured by certain construction and automotive equipment of the Company	$18,988	$26,243

Commercial note payable to a bank with an interest rate of 4.71%. Principal and interest payments are due in the amount of $140 per month until the maturity date on July 1, 2017. The note is secured by certain construction equipment of the Company	6,800	8,125

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 3.67% per annum. Principal and interest payments are due in the amount of $101 per month until the maturity date on December 31, 2017. The note is secured by certain construction equipment of the Company	5,550	6,543

Commercial notes payable to a bank with interest rates from 2.63% to 3.50%. Monthly principal and interest payments are due in the amount of $226, with the final payment due June 15, 2017. The notes are secured by certain construction and automotive equipment of the Company	10,441	12,811

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 2.14% per annum. Principal and interest payments are due in the amount of $281 per month until the maturity date on November 30, 2016. The note is secured by certain construction equipment of the Company	12,935	16,000

Construction equipment notes payable to a commercial equipment finance company, with an interest rate of 2.23% to 2.44% per annum. Principal and interest payments are due in the amount of $294 per month until the maturity date on November 1, 2019. These notes are secured by certain construction and automotive equipment of the Company	21,713	—

Commercial notes payable to a commercial equipment finance company, with an interest rate of 2.05% to 3.51% per annum. Principal and interest payments are due in the amount of $193 per month until the maturity date on December 21, 2019. The notes are secured by certain construction equipment and real estate of the Company	17,800	—

Construction equipment note payable to a commercial equipment finance company, with an interest rate of 2.06% per annum. Principal and interest payments are due in the amount of $68 per month until the maturity date on August 13, 2017. The note is secured by certain construction equipment of the Company	3,586	—

Senior Secured Notes payable to an insurance finance company, with an interest rate of 3.65% per annum. Quarterly interest payments are due starting March 31, 2013. Principal repayments start on December 28, 2016 until the maturity date on December 28, 2022. The notes are secured by the assets of the Company	50,000	—

Total long-term debt	147,813	69,722
Less: current portion	(19,446)	(13,870)
Long-term debt, net of current portion	$128,367	$55,852

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2013	$19,446
2014	20,002
2015	18,605
2016	25,116
2017	15,286
Thereafter	49,358
$147,813

Credit Agreements

Revolving Credit Facility

On December 28, 2012, the Company entered into a revolving credit facility (the “Credit Agreement”), by and among the Company, The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable by the Company at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Other than commercial letters of credit amounting to $4,808, there were no borrowings under this line of credit during the twelve months ended December 31, 2012, leaving available borrowing capacity at $70,192.

As part of the execution of the Credit Agreement described above, the previous Loan and Security Agreement dated October 29, 2009, as amended, between the Company and The Private Bank and Trust Company (the “PrivateBank Agreement”), was terminated. The Company was in compliance with the bank covenants at the time of the termination and there were no penalties or fees incurred as a result of the termination. There were no borrowings outstanding at the time of the termination and all letter of credit amounts issued and outstanding under the terminated agreement were transferred to the Lenders under the Credit Agreement discussed above.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  The agreement was terminated and all the remaining liabilities were transferred to the Credit Agreement discussed above.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company also entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company and The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).

A total of $50 million in Senior Notes was funded on December 28, 2012. The Senior Notes are due December 28, 2022 and bear interest at an annual rate of 3.65%, paid quarterly in arrears. Annual principal payments of $7.1 million are required beginning December 28, 2016 through December 28, 2021 with a final payment due on December 28, 2022. The principal amount may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, subject to make-whole provisions.

The Notes Agreement provides for the issuance of additional notes of up to $25 million, during the first three years of the Notes Agreement with maturity dates no more than 10 years from the date issued, at the market interest rate for notes with equivalent terms and conditions.

All loans made under both the Credit Agreement and the Notes Agreement are secured by our assets, including, among others, our cash, inventory, goods, equipment (excluding equipment subject to permitted liens) and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders and Noteholders for all amounts under the Credit Agreement and Notes Agreement.

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including among others, minimum tangible net worth, senior debt/EBITDA ratio, debt service coverage requirements and a minimum balance for unencumbered net book value for fixed assets. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the bank covenants as of December 31, 2012.

Canadian Credit Facility

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2012 and 2011, commercial letters of credit outstanding under this credit facility totaled $1,364 and $4,036 in Canadian dollars, respectively.  At December 31, 2012, the available borrowing capacity under this credit facility was $8,636 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, Born Heaters Canada.  At December 31, 2012, the Company was in compliance with the bank covenants.

Subordinated Promissory Note — Rockford.   In connection with the 2010 acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”).

As a result of a dispute related to a certain liability at the time of the closing of the transaction, the Company ceased making principal and interest payments in May 2012, when the outstanding balance reached $5,000.  The balance was reclassified on the Company’s balance sheet from notes payable to accrued liabilities in September 2012.

In December 2012, the parties came to a resolution whereby the Company would pay $1,500 to cancel the subordinated note.  Final payment is expected in the first quarter of 2013.

Subordinated Promissory Note — JCG.   In connection with the acquisition of JCG, the Company executed an unsecured promissory note (the “JCG Note”) on December 18, 2009 in favor of the sellers of JCG with an initial principal amount of $53,500. The JCG Note was due and payable on December 15, 2014 and bore interest at differing rates until maturity.  The JCG note was paid in full on March 12, 2012.

Note 13 — Noncontrolling Interests

The Company applies the provisions of ASC Topic 810-10-45, which establishes accounting and reporting standards for ownership interests of parties other than the Company in subsidiaries, such as joint ventures and partnerships,.

The Company determined that the Blythe joint venture was a variable interest entity (“VIE”) and that the Company was determined to be the primary beneficiary as a result of its significant influence over the joint venture operations. Revenues for the Blythe joint venture for the year ended December 31, 2012 were $25,769 and net income attributable to noncontrolling interests in the Blythe joint venture was $1,511.  Since Blythe is a partnership, no tax effect was recognized for the income.  There was no material operating activity for the project during the year ended December 31, 2011.  There were no distributions to noncontrolling interests and no capital contributions made by noncontrolling interests during the years ended December 31, 2012 or 2011.

At December 31, 2012, the carrying value of the assets and liabilities associated with the operations of the Blythe joint venture included $3,565 of cash, $8,843 of accounts receivable and current liabilities of $9,379.  As of December 31, 2011, the carrying value of the assets and liabilities associated with the Blythe joint venture was $2,546 and $2,540, respectively. The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 14—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancelable operating leases which expire at various dates through 2019.  The leases require the Company to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.  Leases identified below as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2013	$2,728	$1,597	$7,207	$11,532
2014	2,001	1,563	6,041	9,605
2015	1,829	941	4,539	7,309
2016	1,465	775	2,418	4,658
2017	1,392	786	483	2,661
Thereafter	2,944	2,308	—	5,252
	$12,359	$7,970	$20,688	$41,017

Total lease expense during the years ended December 31, 2012, 2011 and 2010 amounted to approximately $10,684, $9,530 and $9,856, respectively, including amounts paid to related parties of $1,342, $1,278 and $1,151, respectively.

Withdrawal liability for multiemployer pension plan—In November 2011, Rockford, ARB and Q3C, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). In connection with the withdrawal, the Company has recorded an estimated liability of $7,500 based on information provided by the Plan. The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Plan has asserted that the PLCA members did not affect a withdrawal in 2011, although the Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability would be expected to increase

Letters of credit—As of December 31, 2012 and 2011 the Company had total letters of credit outstanding of approximately $6,168 and $11,798, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding—As of December 31, 2012, 2011 and 2010, the Company had bid and completion bonds issued and outstanding totaling approximately $1,298,589, $1,105,933 and $849,288, respectively.

Contingent Consideration—Earnouts related to acquisitions as discussed in Note 4

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

East Construction Services

The East Construction Services segment includes the JCG construction business, located primarily in the southeastern United States and the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results relating to the acquisition of Sprint Pipeline Services on March 12, 2012, Silva on May 30, 2012 and Saxon on September 28, 2012.

West Construction Services

The West Construction Services segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc. Juniper Rock, Inc. and Stellaris, LLC.  Most of the entities perform work primarily in California.  Rockford operates throughout the United States.  The Segment also includes the operating results relating to the acquisition of Q3C on November 17, 2012, with operations in the upper Midwest United States.  The Blythe Power Constructors joint venture is also included as part of the segment.

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

Segment Revenues

Revenue by segment for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012		2011		2010
Business Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
East Construction Services	$662,248	43.0%	$528,745	36.2%	$480,533	51.0%
West Construction Services	832,860	54.0%	881,733	60.4%	402,273	42.7%
Engineering	46,626	3.0%	49,672	3.4%	58,959	6.3%
Total	$1,541,734	100.0%	$1,460,150	100.0%	$941,765	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012		2011		2010
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
East Construction Services	$63,811	9.6%	$57,118	10.8%	$48,770	10.1%
West Construction Services	119,328	14.3%	118,385	13.4%	61,897	15.4%
Engineering	9,571	20.5%	9,700	19.5%	12,122	20.6%
Total	$192,710	12.5%	$185,203	12.7%	$122,789	13.0%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2012 and 2011 was as follows:

Segment	2012	2011

East Construction Services	$69,859	$59,659
West Construction Services	44,641	32,079
Engineering	2,441	2,441
Total	$116,941	$94,179

Geographic Region — Revenues and Total Assets

Revenue and total asset by geographic area for the years ended December 31, 2012, 2011 and 2010 was as follows:

	External Revenues						Total Assets
	Year Ended December 31,						At December 31,
	2012		2011		2010		2012	2011
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$1,530,819	99.3%	$1,447,863	99.2%	$920,051	97.7%	$920,872	$719,028
Non-United States	10,915	0.7%	12,287	0.8%	21,714	2.3%	10,335	9,385
Total	$1,541,734	100.0%	$1,460,150	100.0%	$941,765	100.0%	$931,207	$728,413

All non-United States revenue was generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, Born Heaters Canada, ULC, were used to estimate non-United States revenues.

Note 16—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout primarily the United States.

During the years ended December 31, 2012, 2011 and 2010, the Company generated 44.8%, 46.5% and 41.2%, of its revenues, respectively, from the following customers:

Description of Customer’s	2012		2011		2010
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Texas DOT	$88,783	5.8%	$ *	*	$ *	*
Public gas and electric utility	224,845	14.6%	165,373	11.3%	69,212	7.3%
Gas utility	86,786	5.6%	*	*	*	*
Private gas and electric utility	106,804	6.9%	*	*	*	*
Louisiana DOT	170,899	11.1%	239,516	16.4%	193,139	20.5%
Public state agency	*	*	*	*	47,465	5.0%
Gas utility (Ruby Pipeline Project)	12,553	0.8%	274,898	18.8%	79,224	8.4%
	$690,670	44.8%	$679,787	46.5%	$389,040	41.2%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2012, 2011 and 2010, approximately 55.9%, 68.5% and 55.3%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2012, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 14.6% of the Company’s revenues for the year ended December 31, 2012.   At December 31, 2011, approximately 15.5% of the Company’s accounts receivable were due from the same customer, which provided 11.3% of the Company’s revenues for the year ended December 31, 2011.

Note 17 — Multiemployer Plans

Union Plans—The Company contributes to multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits, and administer the plan.

The Company contributed $30,103, $24,182 and $12,590, to multiemployer pension plans for the years ended December 31, 2012, 2011 and 2010, respectively. These costs were charged to the related construction contracts in process.  As a result of the November 2010 acquisition of Rockford, contributions during 2011 increased substantially, especially from the large workload associated with the Ruby contract.

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

Under U.S. legislation regarding multiemployer pension plans, a company is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal from a plan or upon plan termination.

The Company participates in a number of multiemployer pension plans, and its potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  Other than as discussed in the following paragraph, the Company has no plans to withdraw from any of these agreements.

In November 2011, Rockford, ARB and Q3C, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”).  In connection with the withdrawal, the Company recorded an estimated net liability and SG&A expense of $5,000 in 2011 based on information provided by the Plan.   In 2012, the Company increased the estimated withdrawal liability balance to $7,500, recording an SG&A expense of $2,500.  The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Plan has asserted that the PLCA members did not affect a withdrawal in 2011, although the Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis.  If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability would be expected to increase.

Employers are required to provide additional quantitative and qualitative disclosures for multiemployer plans under ASU 2011-09 issued by the FASB in September 2011.  During the last three years, the Company made annual contributions to 66 pension plans.   The Company was not listed in any of its plans’ Form 5500s as providing more than 5% of the plan’s total contributions.  Our participation in significant plans for the year ended December 31, 2012 and 2011 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The last column lists the expiration date of the collective bargaining agreement to which the plan is subject. The table follows:

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status	Surcharge	Collective Bargaining Agreement	Contributions of the Company
Pension Fund Name	Number	2012	2011	Pending/Implemented	Imposed	Expiration Date	2012	2011	2010

So Cal Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2011	Green as of January 1, 2010	No	No	6/30/2014	5,298	2,931	1,394

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 1, 2012	Yellow as of June 1, 2011	Yes	No	6/30/2015	$4,816	$3,501	$1,237

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2011	Green as of January 1, 2010	No	No	6/30/2015	2,952	2,373	1,694

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2011	Green as of February 1, 2010	No	No	5/31/2014	2,206	1,797	946

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of March 31, 2011	Red as of March 31, 2011	Yes	Yes (1)	5/31/2014	1,995	1,740	826

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2011	Green as of January 1, 2010	No	No	5/31/2014	1,747	1,793	1,110

Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow as of January 1, 2011	Yellow as of January 1, 2010	Yes	No	9/30/2014	1,502	1,035	469

Northern California Pipe Trades Pension Plan	94-3190386/002	Green as of January 1, 2011	Green as of January 1, 2010	No	No	4/30/2014	1,638	1,741	283

				Contributions for significant plans			$22,154	$16,911	$7,959
				Contributions to other multiemployer plans			7,949	7,271	4,631

				Total contributions made			$30,103	$24,182	$12,590

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

Note 18—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan.  The Company’s contribution to the plan for the years ended December 31, 2012, 2011 and 2010 were $2,267, $1,963 and $1,734, respectively.

Effective January 1, 2011, the members of the JCG 401(k) plan became eligible for entry into the Company plan and the JCG plan was terminated.  Effective October 1, 2011, the members of the Rockford 401(k) plan became eligible for entry into the Company plan and the Rockford plan was terminated.  The members of the Q3C 401(k) plan will become eligible for entry into the Company plan in 2013 and the Q3C plan will be terminated.  The employees of Sprint, Silva and Saxon had no 401(k) plans prior to the acquisitions and became eligible for the Company plan in 2012.

Born Heaters Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of Born Heaters Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion will be contributed by the employee, whereas the Company portion is paid in the DPSP. Under this plan, the company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2012, 2011 and 2010 was $69, $78 and $86, respectively.

The Company has no other post-retirement benefits.

Note 19—Deferred Compensation Agreements

Primoris Long-Term Retention Plan—The Company adopted a long-term incentive plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2012 and 2011 was $4,298 and $4,281, respectively.

Participants in the long term incentive plan may elect to purchase Company common stock at a discounted amount.  For bonuses earned in 2012 and 2011, the participants could purchase up to one sixth of their bonus amount, calculated as 75% of the average market closing prices in December 2012 and 2011, respectively.

JCG Stakeholder Incentive Plan — In December 2012 and 2011, JCG maintained a deferred compensation plan for senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  Total deferred compensation liability under this plan at December 31, 2012 and 2011 was $1,615 and $1,600, respectively.

Note 20—Related Party Transactions

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

Primoris leases properties located in Bakersfield (lease expires in October 31, 2015), Pittsburg (lease expires September 30, 2014) and San Dimas in California (lease expires March 30, 2019), and in Pasadena, Texas (leases expire in July 2019 and 2021) from SIGI.  During the years ended December 31, 2012, 2011 and 2010, the Company paid $929, $910 and $892, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6,100 agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt also holds a majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011 and the Company recognized revenues of $362 and $5,680 in 2012 and 2011, respectively at normal margins.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary Born Heaters Canada. The property is located in Calgary, Canada. During the years ended December 31, 2012, 2011 and 2010 Primoris paid $292, $277 and $252, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of our stockholders, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the year ended December 31, 2012 and 2011, Primoris paid $90 and $90, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The lease commenced October 28, 2012.  The property is located in Little Canada, Minnesota.  During the year ended December 31, 2012, the Company paid $31, in lease payments to Quality RE Partners for the use of this property.  The lease expires on October 27, 2022.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $0, $0 and $83 in related party revenues during the years ended December 31, 2012, 2011 and 2010, respectively, on the OMPP joint venture.  The Company also recognized $0, $0 and $472 in related party revenues for the years ended December 31, 2012, 2011 and 2010, respectively, from the St. - Bernard Levee Partners joint venture.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During 2012, payments made to Alvah as a subcontractor by ARB and Q3C amounted to $6,377 and $537, respectively.  See Note 8— “Equity Method Investments”.

Note 21—Income Taxes

The components of the provision for income taxes are as follows:

	2012	2011	2010
Current provision (benefit)
Federal	$27,524	$24,791	$18,491
State	7,125	5,697	4,663
Foreign	67	621	1,081
	$34,716	$31,109	$24,235

Deferred provision (benefit)
Federal	(451)	6,488	(1,951)
State	(366)	849	(189)
Foreign	(62)	(122)	(36)
	(879)	7,215	(2,176)
Change in valuation allowance	—	(150)	—
Total	$33,837	$38,174	$22,059

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	4.87%	4.33%	4.52%
Foreign tax credit	(0.01)%	(0.52)%	(1.88)%
Canadian income tax	0.01%	0.52%	1.88%
Domestic production activities deduction	(2.97)%	(2.79)%	(3.30)%
Other items	0.45%	2.92%	3.40%
Effective tax rate on income before provision for income taxes excluding income attributable to noncontrolling interests	37.35%	39.46%	39.62%
Impact of income from noncontrolling interests on effective tax rate	(0.61)%	—	—
Effective tax rate on income before provision for income taxes and noncontrolling interests	36.74%	39.46%	39.62%

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

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Accrued workers compensation	$4,973	$4,023
Insurance reserves	1,114	2,657
Other accrued liabilities	10,434	6,604
State income taxes	1,537	1,605
Capital loss carryforward	344	344
Foreign tax credit	662	644
Valuation allowance	(344)	(344)
Total deferred tax assets	18,720	15,533
Deferred tax liabilities
Depreciation and amortization	(26,661)	(24,659)
Prepaid expenses and other	(1,600)	(1,294)
Total deferred tax liabilities	(28,261)	(25,953)
Total	$(9,541)	$(10,420)

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

At December 31, 2012 and 2011, there were no material unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

In the third quarter of 2012, the Internal Revenue Service (“IRS”) concluded an examination of our federal income tax returns for 2008 and 2009.  The conclusion of these examinations did not have a material impact on the financial statements.  The tax years 2010 through 2011 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2007 through 2011 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

Note 22—Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Numerator:
Net income	$58,267	$58,559	$33,616
Net income attributable to noncontrolling interests	(1,511)	—	—
Net income attributable to Primoris	$56,756	$58,559	$33,616

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,391	50,707	42,694
Dilutive effect of warrants and units (1)	—	51	908
Dilutive effect of contingently issuable shares (2)	—	386	989
Dilutive effect of shares issued to independent directors	11	9	—
Dilutive effect of JCG convertible preferred shares (3)	—	—	2,287
Dilutive effect of shares to be issued to Q3C sellers (4)	4	—	—
Weighted average shares for computation of diluted earnings per share	51,406	51,153	46,878

Earnings per share:
Basic	$1.10	$1.15	$0.79
Diluted	$1.10	$1.14	$0.72

(1)         Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 23 — “Stockholders’ Equity”.

(2)         Represents the dilutive effect of the following contingency arrangements which were met at the end of each year, but for which shares of common stock were not issued until the following year:

a)             On March 25, 2010, a total of 2,499,975 shares were issued in accordance with the 2009 merger agreement between Rhapsody and Former Primoris.

b)             The effect of 74,906 unregistered shares of common stock issued in March 2010 as a result of Cravens Services, Inc. (a small acquisition made in 2009) meeting a defined performance target in 2009.

c)              A total of 1,095,646 unregistered shares of common stock issued to JCG’s sellers in March 2011 as a result of JCG meeting a defined performance target in 2010.

d)             A total of 494,095 unregistered shares of common stock issued to Rockford’s former stockholders in March 2011 as a result of Rockford meeting a defined performance target in 2010 and an additional 232,637 unregistered shares of common stock issued in March 2012 as a result of Rockford meeting a defined performance target in 2011.

(3)         Represents the dilutive effect of the conversion of preferred stock into 8,185,278 shares of common stock.  The conversion was approved at a special meeting of the stockholders held on April 12, 2010.

(4)         Represents the dilutive effect of the 29,273 unregistered shares of common stock to be issued as part of the purchase consideration for the Q3C acquisition.  The shares were issued in February 2013.

Note 23—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,403,686 and 51,059,132 shares were issued and outstanding as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there were 302 holders of record of our common stock.

In March 2012 and March 2011, the Company received $1,240 and $647 in exchange for 111,790 and 94,966 shares of common stock, respectively, under a purchase arrangement within the Company’s Long-Term Incentive Plan for managers and executives.

At December 31, 2012, there were 1,270,744 shares of common stock reserved for issuance upon exercise of all future stock option grants, SARS and grants of restricted shares under the 2008 Equity Plan. At December 31, 2012, there were no stock options, SARS or restricted shares of stock issued or outstanding.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued shares of common stock as follows:  15,280 shares in August 2012, 12,395 shares in February 2012 and 14,825 shares in August 2011.

As part of the acquisition of Sprint, the Company issued 62,052 unregistered shares of common stock in March 2012.  Additionally, as part of the acquisition of Q3C, the Company agreed to issue shares of common stock amounting to $430 based on the average December 2012 closing price, or $14.69 per share.  The Company issued 29,273 unregistered shares of stock in February 2013.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company could, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million.  During the period from May 2012 through June 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  The share repurchase program expired on December 31, 2012.

Contingent shares of common stock

Former Primoris Contingent Shares

The Company achieved a specified financial milestone for 2009 per the merger agreement between Rhapsody and Former Primoris.  In March 2010 a total of 2,499,975 shares of common stock were issued.

JCG Contingent Shares

A total of 1,095,646 shares of common stock were issued to JCG’s sellers in March 2011 as a result of JCG meeting its defined performance target per the merger agreement between JCG and the Company.

Cravens Contingent Shares

A total of 74,906 shares of common stock were issued in March 2010 as a result of Cravens Services, Inc. (a small 2009 acquisition) meeting a defined performance target per the merger agreement between Cravens and the Company.

Rockford Contingent Shares

A total of 494,095 shares of common stock were issued to Rockford’s sellers in March 2011 as a result of Rockford meeting a defined performance target in 2010.  An additional 232,637 shares of common stock were issued in March 2012 as a result of Rockford meeting a defined performance target in 2011.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  As part of the consideration for the acquisition of JCG, the Company issued 81,852.78 shares of Preferred Stock.  On April 12, 2010, at a special meeting, the Company’s stockholders approved the conversion of the 81,852.78 shares of Preferred Stock into 8,185,278 shares of common stock.  No shares of Preferred Stock were outstanding at December 31, 2012.

Note 24—Warrants and Purchase Options For Purchase of Stock

Warrants

As of December 31, 2012, there were no warrants outstanding.

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

The remaining 33,744 Warrants expired on October 2, 2010.

Unit Purchase Options

At the time of the Rhapsody initial public offering in October 2006, the underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  The UPO expired on October 2, 2011, and the terms of the UPO allowed for a cashless conversion of one share of common stock for $8.80 per share. On June 29, 2011, the underwriter exercised all of their 450,000 UPO on a cashless basis. Using the previous day’s closing price of $13.31 per share, the exercise would have resulted in the issuance of 152,480 shares of common stock. In lieu of issuing these shares, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011 and recorded as a reduction of additional paid-in capital on the balance sheet.

Note 25—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2012
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$291,573	$337,436	$431,842	$480,883
Gross profit	37,596	44,004	56,291	54,819
Net income	10,530	11,857	17,948	17,932
Net income attributable to Primoris	10,486	11,733	17,516	17,021

Earnings per share:
Basic earnings per share	$0.21	$0.23	$0.34	$0.33
Diluted earnings per share	$0.20	$0.23	$0.34	$0.33

Weighted average shares outstanding
Basic	51,096	51,435	51,398	51,404
Diluted	51,337	51,435	51,404	51,418

	Year Ended December 31, 2011
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$359,645	$351,956	$375,483	$373,066
Gross profit	40,630	41,406	52,121	51,046
Net income	12,278	14,462	19,348	12,471

Earnings per share:
Basic earnings per share	$0.25	$0.28	$0.38	$0.24
Diluted earnings per share	$0.24	$0.28	$0.38	$0.24

Weighted average shares outstanding
Basic	49,675	51,044	51,054	51,059
Diluted	51,051	51,154	51,054	51,292

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

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

Exhibit 2.6	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (6)

Exhibit 2.7

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (7)

Exhibit 2.8

Stock Purchase Agreement, dated November 8, 2012, by and among Primoris Services Corporation, a Delaware corporation, Q3 Contracting Inc., a privately-held Minnesota corporation, all of the shareholders of Q3 Contracting Inc. and Jay P. Osborn as representative of the shareholders of Q3 Contracting Inc. (8)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (9)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (10)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (11)

Exhibit 4.1	Specimen Common Stock Certificate (12)

Exhibit 10.1	Employment Agreement, dated February 19, 2008, by and among Primoris Services Corporation and Brian Pratt (#) (10)

Exhibit 10.2	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John P. Schauerman (#)(10)

Exhibit 10.3	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and John M. Perisich (#)(10)

Exhibit 10.4	Employment Agreement, dated February 18, 2008, by and among Primoris Services Corporation and Alfons Theeuwes (#)(10)

Exhibit 10.5	Employment Agreement, dated February 6, 2009, by and among Primoris Services Corporation and Peter J. Moerbeek (#)(10)

Exhibit 10.6	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.7	2008 Long-Term Equity Incentive Plan (#)(13)

Exhibit 10.8	General Agreement of Indemnity, dated in 2004, by and among Primoris Corporation, ARB, Inc., ARB Structures, Inc., Cardinal Contractors, Onquest, Inc. and Liberty Mutual Insurance Company (10)

Exhibit 10.9	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (14)

Exhibit 10.10	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.11	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.12

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.13	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.14	Subordination Agreement, dated December 18, 2009, by and among The PrivateBank and Trust Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.15	Subordination Agreement, dated December 18, 2009, by and among Liberty Mutual Insurance Company and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.16	Subordination Agreement, dated December 18, 2009, by and among CNA Surety Corporation and the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.17	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.18	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.19	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.20	Addendum to Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.21	Equipment Security Note, dated June 25, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.22	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (16)

Exhibit 10.23	Amendment No. 001 to Master Loan and Security Agreement, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.24	Amendment No. 002 to Master Loan and Security Agreement, dated June 29, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.25	Promissory Note, dated June 16, 2010, by and between Stellaris, LLC, James Construction Group, LLC and Fifth Third Bank (16)

Exhibit 10.26	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (17)

Exhibit 10.27	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (18)

Exhibit 10.28	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (18)

Exhibit 10.29	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (18)

Exhibit 10.30

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (18)

Exhibit 10.31

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (18)

Exhibit 10.32

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (18)

Exhibit 10.33

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (18)

Exhibit 10.34	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.35	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.36	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (19)

Exhibit 10.37	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (19)

Exhibit 10.38	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (20)

Exhibit 10.39	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.40	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (22)

Exhibit 10.41	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.42	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.43	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.44	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (22)

Exhibit 10.45

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (22)

Exhibit 10.46	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (22)

Exhibit 10.47	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.48	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.49	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.50	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.51

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (24)

Exhibit 10.52	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.53	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.54	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.55	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (27)

Exhibit 10.56	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (28)

Exhibit 10.57	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.58

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.59

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (29)

Exhibit 10.60	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (30)

Exhibit 10.61	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (30)

Exhibit 10.62	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (30)

Exhibit 10.63	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (31)

Exhibit 10.64	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (31)

Exhibit 14.1	Code of Ethics and Business Conduct (32)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	Management contract or compensatory plan, contract or arrangement.

(*)	Filed herewith.
(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and which is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and which is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and which is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and which is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and which is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and which is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and which is incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and which is incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and which is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and which is incorporated herein by reference.
(11)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and which is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and which is incorporated herein by reference.
(13)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and which is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and which is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and which is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and which is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and which is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and which is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and which is incorporated herein by reference.
(20)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and which is incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and which is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and which is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and which is incorporated herein by reference.
(24)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and which is incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and which is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and which is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and which is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and which is incorporated herein by reference.
(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and which is incorporated herein by reference.
(30)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and which is incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and which is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and which is incorporated herein by reference