Form 10-Q
period 2013-03-31
Primoris Services Corp
filed 2013-05-07
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

At May 7, 2013, 51,562,284 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$141,527	$157,551
Short term investments	3,179	3,441
Customer retention deposits and restricted cash	27,371	35,377
Accounts receivable, net	249,621	268,095
Costs and estimated earnings in excess of billings	48,164	41,701
Inventory and uninstalled contract materials	37,917	37,193
Deferred tax assets	10,477	10,477
Prepaid expenses and other current assets	10,810	10,800
Total current assets	529,066	564,635
Property and equipment, net	195,258	184,840
Investment in non-consolidated entities	13,082	12,813
Intangible assets, net	50,984	51,978
Goodwill	118,964	116,941
Other long-term assets	1,181	—
Total assets	$908,535	$931,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,876	$151,546
Billings in excess of costs and estimated earnings	160,944	158,892
Accrued expenses and other current liabilities	75,996	76,152
Dividends payable	1,547	—
Current portion of capital leases	4,273	3,733
Current portion of long-term debt	20,944	19,446
Current portion of contingent earnout liabilities	18,728	10,900
Total current liabilities	388,308	420,669
Long-term capital leases, net of current portion	3,469	3,831
Long-term debt, net of current portion	136,764	128,367
Deferred tax liabilities	20,018	20,018
Long-term contingent earnout liabilities, net of current portion	5,897	12,531
Other long-term liabilities	9,913	13,153
Total liabilities	564,369	598,569
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,562,284 and 51,403,686 issued and outstanding at March 31, 2013 and December 31, 2012	5	5
Additional paid-in capital	158,639	155,605
Retained earnings	183,741	175,517
Noncontrolling interests	1,781	1,511
Total stockholders’ equity	344,166	332,638
Total liabilities and stockholders’ equity	$908,535	$931,207

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$409,995	$291,573
Cost of revenues	363,899	253,977
Gross profit	46,096	37,596
Selling, general and administrative expenses	28,619	20,274
Operating income	17,477	17,322
Other income (expense):
Income from non-consolidated entities	269	1,101
Foreign exchange loss	(59)	(42)
Other expense	(56)	(208)
Interest income	40	22
Interest expense	(1,424)	(1,101)
Income before provision for income taxes	16,247	17,094
Provision for income taxes	(6,207)	(6,564)
Net income	$10,040	$10,530

Less net income attributable to noncontrolling interests	$(270)	$(44)

Net income attributable to Primoris	$9,770	$10,486
Earnings per share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.20
Weighted average common shares outstanding:
Basic	51,456	51,096
Diluted	51,467	51,337

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,040	$10,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,490	6,424
Amortization of intangible assets	1,794	1,746
Loss (gain) on sale of property and equipment	48	(339)
Income from non-consolidated entities	(269)	(1,101)
Distributions received from non-consolidated entities	—	1,260
Changes in assets and liabilities:
Customer retention deposits and restricted cash	8,006	(3,886)
Accounts receivable	18,174	38,297
Costs and estimated earnings in excess of billings	(6,463)	9,494
Inventory, prepaid expenses and other current assets	(232)	3,946
Other long-term assets	(381)	—
Accounts payable	(46,557)	(20,141)
Billings in excess of costs and estimated earnings	2,052	(6,609)
Contingent earnout liabilities	356	208
Accrued expenses and other current liabilities	(99)	8
Other long-term liabilities	(3,240)	(12)
Net cash (used in) provided by operating activities	(7,281)	39,825
Cash flows from investing activities:
Purchase of property and equipment	(19,550)	(5,188)
Proceeds from sale of property and equipment	1,222	3,935
Purchase of short-term investments	(2,939)	—
Sale of short-term investments	3,201	23,000
Cash paid for acquisitions	(1,025)	(19,228)
Net cash (used in) provided by investing activities	(19,091)	2,519
Cash flows from financing activities:
Proceeds from issuance of long-term debt	16,116	—
Repayment of capital leases	(1,002)	(6,058)
Repayment of long-term debt	(6,221)	(4,959)
Repayment of subordinated debt	—	(16,861)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,455	1,240
Dividends paid	—	(1,532)
Net cash provided by (used in) financing activities	10,348	(28,170)
Net change in cash and cash equivalents	(16,024)	14,174
Cash and cash equivalents at beginning of the period	157,551	120,306
Cash and cash equivalents at end of the period	$141,527	$134,480

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Cash paid during the period for:
Interest	$1,259	$951

Income taxes, net of refunds received	$802	$955

Components of cash paid for acquisition:

Fair value of assets acquired	$2,513	$28,524
Estimated cash payments due sellers	(650)	(2,116)
Contingent liabilities	(838)	(6,200)
Common stock issued for acquisition	—	(980)
Cash paid for acquisition	$1,025	$19,228

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Non-cash activities:
Dividends declared and not yet paid	$1,547	$1,537

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

The wholly-owned subsidiaries of Primoris include ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc., OnQuest, Inc. (parent of OnQuest Canada, ULC, formerly Born Heaters Canada, ULC prior to January 1, 2013), Cardinal Contractors, Inc., Stellaris, LLC, James Construction Group LLC (“JCG”), Rockford Corporation (“Rockford”) and Primoris Energy Services Corporation (“PES”).  Primoris has been acquisitive over the last several years expanding both service capabilities and geographic footprint.  The acquisitions in 2012 included the purchase of Sprint Pipeline Services, L.P. (“Sprint”), the purchase of certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively “Silva”), The Saxon Group (“Saxon”) and the acquisition of Q3C Contracting, Inc. (“Q3C”).

In 2011, the Company entered into a joint venture agreement and formed Blythe Power Constructors for the installation of a parabolic trough solar field and steam generation system in California.

On March 11, 2013, the Company’s subsidiary, PES, purchased the assets of Force Specialty Services Inc. (“FSSI”) which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim Consolidated Financial Statements — The interim condensed consolidated financial statements for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “First Quarter 2013 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 7, 2013, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2012.

The interim financial information for the three-month periods ended March 31, 2013 and 2012 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. However, the financial statements contained in this First Quarter 2013 Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition—Historically, substantial portions of the Company’s revenues have been generated under fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimation of costs, problems with new technologies and economic and other changes that may occur over the contract period. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and income, can be impacted by changes in any of the following:  productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

The Company considers unapproved change orders to be contract variations for which we have customer approval for a change in scope but for which we do not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable and the estimated revenue amount is equal to or greater than the costs related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.   During the three months ending March 31, 2013, revenues generated by the top ten customers were $227 million, which represented 55.4% of total revenues during the period.  During that period, a large gas and electric utility represented 8.5% of total revenues and a large pipeline company represented 7.3% of total revenues.

During the three months ending March 31, 2012, revenues generated by the top ten customers were $179 million, which represented 61.5% of total revenues during the period.  During the period, the Louisiana DOT represented 15.2% of total revenues and a large gas and electric utility represented 11.7% of total revenues.

At March 31, 2013, approximately 8.2% of the Company’s accounts receivable were due from one customer, and that customer provided 7.3% of the Company’s revenues for the three months ended March 31, 2013.

Multiemployer Plans — The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  Each plan’s trustees determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company recorded the liability, and as of March 31, 2013, the withdrawal liability amounts to $7.5 million on the balance sheet.  The Company has no plans to withdraw from any other agreements.  See Note 18 — Commitments and Contingencies.

Note 3—Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”.  The ASU is effective for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently evaluating the impact of this guidance on its financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2013:
Cash and cash equivalents	$141,527	$141,527	—	—
Short-term investments	$3,179	$3,179	—	—
Liabilities as of March 31, 2013:
Contingent consideration	$—	—	—	$24,625

Assets as of December 31, 2012:
Cash and cash equivalents	$157,551	$157,551	—	—
Short-term investments	$3,441	$3,441	—	—
Liabilities as of December 31, 2012:
Contingent consideration	$—	—	—	$23,431

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.

Other financial instruments of the Company consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on the short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The following table provides a rollforward of the Company’s contingent consideration liability (see Note 13 — Contingent Earnout Liabilities) level three fair value measurements during the three months ended March 31, 2013:

Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2012	$23,431
Additions:
FSSI acquisition on March 11, 2013	838
Change in fair value of contingent consideration	356
Balance at March 31, 2013	$24,625

Contingent consideration amounts, included as a liability on the balance sheet at December 31, 2012, for the Rockford and the Sprint earnout targets were settled in April 2013 with payments of $6,900 and $4,000, respectively.

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in the Company’s statement of operations.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which are greater than 50%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used for the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable at the dates shown:

	March 31, 2013	December 31, 2012

Contracts receivable, net of allowance for doubtful accounts of $456 for March 31, 2013 and $432 for December 31, 2012	$207,442	$227,548
Retention	41,834	39,710
	249,276	267,258
Other accounts receivable	345	837
	$249,621	$268,095

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	March 31, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$3,334,793	$3,882,968
Provision for estimated loss on uncompleted contracts	593	764
Gross profit recognized	390,956	448,928
	3,726,342	4,332,660
Less: billings to date	(3,839,122)	(4,449,851)
	$(112,780)	$(117,191)

This net amount is included in the accompanying consolidated balance sheet under the following captions:

	March 31, 2013	December 31, 2012

Costs and estimated earnings in excess of billings	$48,164	$41,701
Billings in excess of costs and estimated earnings	(160,944)	(158,892)
	$(112,780)	$(117,191)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), with Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine holds the remaining 50% membership interest in WesPac.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac require unanimous approval from a management committee equally represented by Kealine and us.  The Company believes the ownership interest in WesPac broadens our exposure to a variety of pipeline, terminal and energy-related infrastructure opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2013	December 31, 2012

Balance sheet data
Assets	$16,397	$16,896
Liabilities	756	1,063
Net assets	$15,641	$15,833
Company’s equity investment in venture	$11,367	$11,463

	Three months ended March 31,
	2013	2012

Earnings data:
Revenue	$39	$400
Expenses	$231	$216
Earnings before taxes	$(192)	$184
Company’s equity in earnings	$(96)	$92

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method. Bernard engages in construction activities in Louisiana.  Bernard distributed $0 and $4,200 to its equity holders during the three months ended March 31, 2013 and 2012, respectively, of which, the Company’s share, as calculated under the joint venture agreement, was $0 and $1,260 for the same periods in 2013 and 2012, respectively. There was no activity in the three month period ended March 31, 2013.  The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2013	December 31, 2012

Balance sheet data
Assets	$592	$592
Liabilities	86	86
Net assets	$506	$506
Company’s equity investment in venture	$150	$150

	Three months ended March 31,
	2013	2012

Earnings data:
Revenue	$—	$3,435
Expenses	$—	$72
Earnings before taxes	$—	$3,363
Company’s equity in earnings	$—	$1,009

Alvah, Inc.

On November 17, 2012, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”), as part of the acquisition of Q3C.  Alvah is engaged in electrical contracting activities, primarily in Northern California and worked as a subcontractor for ARB prior to and after the acquisition. In December 2012, Alvah distributed $200, of which the Company’s share was $98.  During the three months ending March 31, 2013, payments made to Alvah as a subcontractor by ARB and Q3C were $1,486 and $1,245, respectively.  For the same period in the prior year, payments were $212 and $118, respectively. The following is a summary of the financial position and results as of and for the period ended:

	March 31, 2013	December 31, 2012

Balance sheet data
Assets	$2,880	$2,177
Liabilities	1,166	1,208
Net assets	$1,714	$969
Company’s equity investment in venture	$1,565	$1,200

	Three months ended March 31,
	2013	2012

Earnings data:
Revenue	$2,716	$—
Expenses	$1,971	$—
Earnings before taxes	$745	$—
Company’s equity in earnings	$365	$—

Note 8 — Business Combinations

2013 Acquisition - FSSI

On March 11, 2013, the Company’s subsidiary, PES, purchased the assets of Force Specialty Services Inc. (“FSSI”) which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.  Based in the greater Houston, Texas area, FSSI’s location provides a presence and convenient access to refineries in south Texas, the Houston ship channel and Louisiana.

The fair value of the consideration for the acquisition amounted to $2,513.  The consideration consisted of cash of $1,025 paid the sellers on the closing date and PES expects to pay an additional $650 in the second quarter 2013.  The agreement provides for other payments, contingent upon FSSI meeting certain operating performance targets for the remainder of calendar year 2013 and for the twelve months ending December 31, 2014 and 2015.

The contingent consideration consists of additional payments of (1) $500 in cash for the achievement of pretax income of at least $553 for the remainder of the year ending December 31, 2013; (2) a payment of $500 in cash if pretax income for the year 2014 is at least $2,502; and (3), a payment of $500 in cash if pretax income for the year 2015 is at least $4,227.  The estimated fair value of the potential contingent consideration on the acquisition date and March 31, 2013 was $838.

Finally, the acquisition includes an agreement for a key employee whereby PES will pay $1,000 for a five-year employment, non-competition and non-solicitation agreement.  If the employee violates the agreement or terminates his employment prior to the end of the five-year period, he is required to repay the unamortized amount of the $1,000 payment.  We will account for this agreement as a current and long-term prepaid asset and will amortize it equally over the five-year period.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  The estimates are preliminary and subject to change.  The final determination of the fair value of the assets acquired and liabilities assumed, primarily the estimated intangible assets, has not been completed because of the short period of time from the date of the FSSI acquisition to the end of the quarter.  The FSSI purchase was included in the Company’s consolidated balance sheet as of March 31, 2013.  FSSI contributed revenues of $483 and gross profit of $128 during the period subsequent to March 11, 2013.

As part of the asset purchase agreement, the Company received $302 in small tools inventory, $448 in property, plant and equipment, and recorded accounts payable of $1,060.

The customer relationships were valued at $500 utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

The fair value of the tradename of $300 was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party tradename licensing agreements and their royalty rate levels, and management estimates.  The useful life was estimated at five years based on management’s expectation for continuing value of the tradename in the future.

Goodwill of $2,023 largely consists of expected benefits from the greater presence and convenient access to south Texas, the Houston ship channel and Louisiana and FSSI’s expertise in turn-around work for refineries and chemical plants.  Goodwill also includes the value of the assembled workforce of the FSSI business.  Based on the current tax treatment of the FSSI acquisition, goodwill and other intangible assets are deductible for income tax purposes over a fifteen-year period.

2012 Acquisition - Sprint Pipeline Services, L.P.

The March 12, 2012 acquisition of Sprint was accounted for using the acquisition method of accounting.  The fair value of the consideration transferred to the sellers totaled $28,377, and included Company stock valued at $980 (or 62,052 shares of our restricted common stock) and contingent consideration of $6,200.

If income before interest, taxes, depreciation and amortization (“EBITDA”) for 2012, as defined in the purchase agreement, was at least $7,000, we agreed to pay $4,000 in cash to the sellers. The earnout target was achieved in 2012 and the $4,000 liability is reflected on the balance sheet at both December 31, 2012 and March 31, 2013, and was paid in April 2013.

The 2013 earnout target provides for an additional cash payment of $4,000 to the sellers if 2013 EBITDA is at least $7,750.  The estimated fair value of the 2013 potential contingent consideration as of the acquisition date was $2,745 and at March 31, 2013 and December 31, 2012, the estimated fair value was $3,109 and $3,020, respectively.

2012 Acquisition - Silva Companies

The May 30, 2012 acquisition of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interests, LLC (collectively “Silva”) was accounted for using the acquisition method of accounting.  The fair value of the consideration transferred to the sellers was $14,090.

2012 Acquisition - The Saxon Group

The September 28, 2012 acquisition of The Saxon Group (“Saxon”) was accounted for using the acquisition method of accounting.  The fair value of the consideration transferred to the sellers was $550 in cash, paid off a note for $2,429, and provided contingent consideration valued at $1,950 for total consideration of $4,929.

The contingent consideration included an earnout where the Company would pay $2,500 to the sellers, contingent upon Saxon meeting one of the following two targets:  (1) EBITDA for the fifteen month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the twenty-one month period ending June 30, 2014 of at least $4,750.  The estimated fair value of the potential contingent consideration on the acquisition date was $1,950.  The estimated fair value was $2,106 and $2,028 at March 31, 2013 and December 31, 2012, respectively.

2012 Acquisition — Q3 Contracting

The November 17, 2012 acquisition of Q3C was accounted for using the acquisition method of accounting.  The fair value of the consideration transferred to the sellers totaled $55,994, and included a cash payment of $48,116, a contingent earnout with a fair value of $7,448 and a commitment to issue $430 in Company common stock, based on the average December 2012 closing price, or 29,273 shares of unregistered stock, which were provided to the sellers in January 2013.

The contingent consideration included an earnout where the Company would pay additional cash to the sellers, contingent upon Q3C meeting certain operating performance targets.  The targets are based on the achievement of meeting certain levels of Q3C’s EBITDA.  The targets are as follows:

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

The fair value of the contingent consideration was estimated to be $7,450 as of the purchase date and is included on the Company’s balance sheet as a liability.  The fair value is based on management’s evaluation of the probability of Q3C meeting the EBITDA targets for the two periods, discounted at the Company’s estimated average cost of capital.  The estimated fair value at March 31, 2013 and December 31, 2012 was $7,672 and $7,490, respectively.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2013 and 2012

In accordance with ASC Topic 805 we are combining the FSSI, Sprint, Silva, Saxon and Q3C acquisition (“the Acquisitions”) information.  The following pro forma information for the three months ended March 31, 2013 and 2012 presents the combined results of operations of the Acquisitions combined, as if the Acquisitions had each occurred at the beginning of 2012. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 for the Sprint acquisition and 2013 or 2014 for the Saxon and Q3C acquisitions;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three months ended March 31, 2012 and the applicable periods in 2013; and

•                                          the pro forma increase in weighted average shares outstanding including 62,052 unregistered shares of common stock issued as part of the Sprint acquisition and the 29,273 shares of unregistered shares of common stock issued as part of the Q3C acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Acquisitions been completed on January 1, 2012.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the combined companies.

	Three months ended March 31,
	2013	2012

Revenues	412,794	318,415
Income before provision for income taxes	16,162	14,241
Net income attributable to Primoris	9,718	8,746

Weighted average common shares outstanding:
Basic	51,456	51,145
Diluted	51,467	51,386

Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Note 9—Intangible Assets

At March 31, 2013 and December 31, 2012, intangible assets totaled $52,184 and $51,978, respectively, net of amortization.  The March 31, 2013 balance includes the effect of the FSSI acquisition (See Note 8).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	March 31,	December 31,
	Period	2013	2012
Tradename	3 to 10 years	$22,828	$23,586
Non-compete agreements	2 to 5 years	$4,023	$4,130
Customer relationships	5 to 15 years	$24,133	$24,212
Backlog	0.75 years	$—	$50
Total		$50,984	$51,978

Amortization expense of intangible assets was $1,794 and $1,746 for the three months ended March 31, 2013 and 2012, respectively.  Estimated amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2013 (remaining nine months)	$4,632
2014	7,316
2015	7,046
2016	6,126
2017	5,769
Thereafter	20,095
$50,984

Note 10—Accounts Payable and Accrued Liabilities

At March 31, 2013 and December 31, 2012, accounts payable included retention amounts of approximately $13,326 and $15,946, respectively.  These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2013	December 31, 2012

Payroll and related employee benefits	$29,190	$33,086
Insurance, including self-insurance reserves	25,275	22,982
Reserve for estimated losses on uncompleted contracts	593	764
Corporate income taxes and other taxes	6,177	3,779
Accrued overhead cost	1,745	2,007
Current liabilities of discontinued operations	133	133
Other	12,883	13,401
	$75,996	$76,152

Note 11—Credit Arrangements

Revolving Credit Facility

As of March 31, 2013, the Company had a revolving credit facility (the “Credit Agreement”). The Credit Agreement was entered into by and among the Company, The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

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

Other than commercial letters of credit of $5,659, there were no borrowings under this line of credit during the three months ended March 31, 2013, leaving available borrowing capacity at $69,341.

As part of the execution of the Credit Agreement, the previous Loan and Security Agreement dated October 29, 2009, as amended, between the Company and The Private Bank and Trust Company (the “PrivateBank Agreement”), was terminated.  There were no borrowings outstanding at the time of the termination and all letter of credit amounts issued and outstanding under the terminated agreement were transferred to the Lenders under the Credit Agreement discussed above.

In 2011, the Company entered into an agreement with Bank of the West whereby the Company agrees to maintain a cash balance at the bank equal to the full amount of certain commercial letters of credit.  The agreement was terminated and all the remaining liabilities were transferred to the Credit Agreement.

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

The Company was in compliance with the covenants for the Credit Agreement and Senior Notes as of March 31, 2013.

Canadian Credit Facility

The Company has a credit facility with a Canadian bank for purposes of issuing commercial letters of credit in Canada, for an amount of up to $10,000 in Canadian dollars. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2013 and December 31, 2012, commercial letters of credit outstanding under this credit facility totaled $3,468 and $1,364 in Canadian dollars, respectively.  At March 31, 2013, the available borrowing capacity under this credit facility was $6,532 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, and as of March 31, 2013, OnQuest Canada was in compliance.

Subordinated Promissory Note — Rockford.   In connection with the 2010 acquisition of Rockford, the Company executed an unsecured promissory note (the “Rockford Note”).

As a result of a dispute related to a certain liability at the time of the closing of the transaction, the Company ceased making principal and interest payments in May 2012, when the outstanding balance reached $5,000.  In December 2012, the parties came to a resolution and the Company paid $1,500 to cancel the subordinated note.

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

Note 12 — Noncontrolling Interests

The Company applies the provisions of ASC Topic 810-10-45, which establishes accounting and reporting standards for ownership interests of parties other than the Company in subsidiaries, such as joint ventures and partnerships.

The Company determined that the Blythe joint venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary as a result of its significant influence over the joint venture operations.  Revenues for the Blythe joint venture for the three months ended March 31, 2013 and 2012 were $16,272 and $1,621.   Net income attributable to noncontrolling interests in the Blythe joint venture was $270 and $44 for the three months ended March 31, 2013 and 2012, respectively.  Since Blythe is a partnership, no tax effect was recognized for the income.  There were no distributions to noncontrolling interests and no capital contributions made by noncontrolling interests during the three months ended March 31, 2013 and 2012.

Included in the consolidated financial statements at March 31, 2013, the carrying value of the assets and liabilities associated with the operations of the Blythe joint venture were $4,983 of cash, $13,715 of accounts receivable and current liabilities of $15,130.  At December 31, 2012, the carrying value of the assets and liabilities included $3,565 of cash, $8,843 of accounts receivable and current liabilities of $9,379.  The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

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

The 2010 earnout target for the fourth quarter 2010 was achieved, and in March 2011, the Company issued 494,095 unregistered shares of common stock to the sellers.  The 2011 earnout target was achieved and in April 2012, the Company issued 232,637 unregistered shares of common stock to the sellers and made a cash payment of $3,450.

The contingent earnout liability for 2012 was achieved and in April 2013, the Company made a $6,900 cash payment to the sellers.

Other Earnout Consideration

The Company has recorded additional contingent earnout consideration liabilities related to the acquisitions of FSSI, Sprint, Saxon and Q3C as discussed in Note 8 — Business Combinations.

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

Primoris leases properties located in Bakersfield (lease expires in October 2022), Pittsburg (lease expires April 2023) and San Dimas in California (lease expires March 30, 2019), and in Pasadena, Texas (leases expire in July 2019 and 2021) from SIGI.  During the three month ended March 31, 2013 and 2012, the Company paid $235 and $231, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6,100 agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt also holds a majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011. The Company recognized no revenues in 2013 and recognized revenues of $291 for the three months ended March 31, 2012, at normal margins.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary OnQuest Canada.  The property is located in Calgary, Canada. During the three months ended March 31, 2013 and 2012, Primoris paid $75 and $72, respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of our stockholders, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the three months ended March 31, 2013 and 2012, Primoris paid $23 and $23, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The lease commenced October 28, 2012.  The property is located in Little Canada, Minnesota.  During the three months ended March 31, 2013, the Company paid $66, in lease payments to Quality RE Partners for the use of this property.  The lease expires on October 27, 2022.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $20 and $0 in related party revenues for the three months ended March 31, 2013 and 2012, respectively, from the Westpac and St. - Bernard Levee Partners joint venture.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During the three months ended March 31, 2013, payments made to Alvah as a subcontractor by ARB and Q3C were 1,245 and $212, respectively.  See Note 7— “Equity Method Investments”.

Note 15—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the three months ended March 31, 2013 was 37.82%.  The effective tax rate for income attributable to Primoris is 38.85%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

To determine its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.

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

In September 2012, the Internal Revenue Service (“IRS”) concluded an  examination of our federal income tax returns for 2008 and 2009, which did not have a material impact on our financial statements.  The tax years 2010 through 2011 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2007 through 2011 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

Note 16—Dividends and Earnings Per Share

On November 1, 2012, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on December 18, 2011.  The dividend, totaling $1,542, was paid on December 26, 2012.  On March 5, 2013, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on March 28, 2013.  The dividend, totaling $1,547, was paid on April 15, 2013.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Numerator:
Net income attributable to Primoris	$9,770	$10,486
Denominator:
Weighted average shares for computation of basic earnings per share	51,456	51,096
Dilutive effect of contingently issuable shares (1)	—	233
Dilutive effect of shares issued to independent directors	9	8
Dilutive effect of shares to be issued to Q3C sellers (2)	2	—
Weighted average shares for computation of diluted earnings per share	51,467	51,337

Earnings per share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.20

(1)                                 Represents the dilutive effect of 232,637 unregistered shares of common stock issued to Rockford’s former stockholders in April 2012 as a result of Rockford meeting a defined performance target in 2011.

(2)                                 Represents the dilutive effect of 29,273 unregistered shares of common stock provided in January 2013 as part of the purchase consideration for the Q3C acquisition.

Note 17—Stockholders’ Equity

Common stock —In March 2013, the Company received $1,455 in exchange for 131,989 shares of common stock, under a purchase arrangement within the Company’s Long-Term Incentive Plan (“LTI Plan”) for managers and executives. The LTI Plan allows participants to purchase Company common stock at a discount from the market price and can purchase stock up to a fixed percent of their bonus amount. The shares purchased in March 2013 were for bonuses earned in 2012 and were calculated at 75% of the average market closing price of December 2012.

In March 2013, the Company issued 12,480 shares of common stock as part of the quarterly compensation of the non-employee members of the Board of Directors.

As part of the acquisition of Q3C, the Company agreed to issue shares of common stock amounting to $430 based on the average December 2012 closing price, or $14.69 per share, with 29,273 unregistered shares of stock issued as of January 7, 2013.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2013 and 2012 amounted to $3,845 and $2,242, respectively, including amounts paid to related parties of $399 and $325, respectively.

Letters of credit — At March 31, 2013, the Company had letters of credit outstanding of $9,066 and at December 31, 2012, the Company had letters of credit outstanding of $6,168.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At March 31, 2013 and December 31, 2012, the Company had bid and completion bonds issued and outstanding totaling approximately $1,183,423 and $1,298,589, respectively.

Withdrawal liability for multiemployer pension plan—In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). In connection with the withdrawal, the Company has recorded an estimated liability of $7,500 based on information provided by the Plan. The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Plan has asserted that the PLCA members did not affect a withdrawal in 2011, although the Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability would be expected to increase.

Prior to its acquisition, Q3C had also withdrawn from the Plan.  At the November 2012 acquisition closing, Q3C estimated a withdrawal liability of $85.  Subsequently, in the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C has made a payment toward the liability.

Contingent Consideration—Earnouts related to acquisitions as discussed in Note 8 — Business Combinations and Note 13 — Contingent Earnout Liabilities.

Note 19—Reportable Operating Segments

The Company segregates the business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment includes the JCG construction business, located primarily in the southeastern United States and the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results relating to the acquisitions of Sprint, Silva and Saxon in 2012 and FSSI in 2013.

The West Construction Services segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.  Most of the entities perform work primarily in California.  Rockford operates throughout the United States.  The segment also includes the operating results relating to the November 2012 acquisition of Q3C, with operations in the upper Midwest United States.  The Blyth Power Constructors joint venture is also included as part of the segment.

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31,
	2013		2012
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$190,211	46.4%	$121,850	41.8%
West Construction Services	207,686	50.6%	158,031	54.2%
Engineering	12,098	3.0%	11,692	4.0%
Total	$409,995	100.0%	$291,573	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31,
	2013		2012
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$14,995	7.9%	$11,418	9.4%
West Construction Services	28,749	13.8%	24,401	15.4%
Engineering	2,352	19.4%	1,777	15.2%
Total	$46,096	11.2%	$37,596	12.9%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2013 and at December 31, 2012.

Segment	March 31, 2013	December 31, 2012

East Construction Services	$71,883	$69,859
West Construction Services	44,640	44,641
Engineering	2,441	2,441
Total	$118,964	$116,941

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the three months ended March 31, 2013 and 2012 were as follows:

	Revenues
	For the three months ended March 31,
	2013		2012		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2013	December 31, 2012

United States	$405,163	98.8%	$289,128	99.2%	$896,330	$920,872
Non-United States	4,832	1.2	2,445	0.8	12,205	10,335
Total	$409,995	100.0%	$291,573	100.0%	$908,535	$931,207

All non-United States revenue was generated in the Engineering Segment.  For the table above, revenues generated by OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, were used to estimate non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (“First Quarter 2013 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements in a future period to be materially different from any results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2013 Report. You should read this First Quarter 2013 Report, our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1, Item 1 of this First Quarter 2013 Report and our Annual Report on form 10-K for the year ended December 31, 2012.

Introduction

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the largest publicly traded specialty contractor and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. One of our subsidiaries provides engineering and design services for fired heaters and furnaces primarily used in refinery applications.

Including our predecessor companies, we have been in business for more than 65 years, and over the past few years we have expanded our footprint throughout the United States.  We became a publicly traded company in 2008.  At that time, our operations were focused primarily on the West Coast through our major subsidiaries ARB, Inc. (“ARB”), ARB Structures, Inc.  We did provide product engineering services through a subsidiary, OnQuest, Inc. and its wholly owned subsidiary, Born Canada, ULC to international customers, and we provided water and waste water construction services to Florida customers through Cardinal Contractors, Inc.  ARB and ARB Structures are headquartered in Lake Forest, CA, OnQuest is headquartered in San Dimas, CA, OnQuest Canada (formerly Born) is headquartered in Calgary, Canada and Cardinal Contractors is headquartered in Sarasota, FL.

Since July 2008, we have continued to strategically expand both our capabilities and our geographic presence.  This expansion has resulted in significant increases in revenues and profitability.  The following is a discussion of the major acquisitions.

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

Second, on November 8, 2010, we acquired privately-held Rockford Corporation (“Rockford).  Based in Hillsboro (outside Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities.

Third, during 2012, we made four acquisitions:  1) On March 12, 2012, we purchased certain assets of Sprint Pipeline Services, L.P. (“Sprint”), headquartered in Pearland (outside Houston), Texas.  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States. 2) On May 30, 2012, we purchased certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively, “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.  Following this acquisition, Silva was merged with the operations of JCG. 3) On September 28, 2012, we purchased certain assets of The Saxon Group, Inc. (“Saxon”).  Based in Suwannee, Georgia (outside Atlanta), Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors. 4)  On November 17, 2012, we purchased all of the stock of Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  The sellers agreed to treat the acquisition as an asset purchase under Section 338(h)(10) of the Internal Revenue Code.  Based in Little Canada, Minnesota, north of St. Paul, Minnesota, Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily for utilities in the upper Midwest region of the United States.

During the past five years, we have also created legal entities to consolidate or focus our efforts.  For example, in 2009 we created Primoris Renewables, Inc. to focus on alternative energy projects, and in 2012, we created Primoris Energy Services Inc. (PES) which is the entity that owns Sprint and Saxon.  Additionally, some of our subsidiaries have increased their focus on certain industries or geographies.  For example, during the past year, Cardinal Contractors has opened a facility to serve water and wastewater construction needs in Texas.

In March 2013, the Company’s subsidiary, PES, purchased the assets of Force Specialty Services, Inc. (“FSSI”) which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies.  We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies.  With our acquisitions of JCG and Q3C we have expanded our ability to provide services to our historical customers on a national basis.  Our diversified customer base includes many of the leading pipeline, power generation and utility companies in the United States.  We often provide services under multi-year master service agreements (MSA).

Additional information about us can be found in our press releases and other public filings.  We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet website, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our website address is www.prim.com. The information on our Internet website is neither part of nor incorporated by reference into this First Quarter 2013 Report.

Reportable Segments

We present our operations in three reportable segments:  West Construction Services (West), East Construction Services (East) and Engineering.  This structure is generally focused on end-user markets in specific areas of our markets and our labor forces focus on these markets.  Our segment structure has been determined in accordance with ASC 280, Segment Reporting.  All of our segments derive their revenues primarily from construction and product engineering in the United States.

Specifically, our two Construction Services segments include the following:

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

East Construction Services

The East Construction Services segment consists of businesses located primarily in the southeastern United States and along the Gulf Coast.  Included in this segment are the operations of JCG’s Heavy Civil, Industrial and Infrastructure & Maintenance divisions; Cardinal Contractor’s  water and wastewater construction activities;  the services provided by the three 2012 acquisitions (Sprint; Silva and Saxon) and the results of FSSI, acquired in March 2013.

West Construction Services

The West Construction Services segment consists of businesses located primarily in the western United States.  The segment includes the underground and industrial operations of ARB, Inc.; the operations of Rockford which performs its major capital underground work throughout the United States; the operations of ARB Structures, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. (100% owned in 2011 and 50% in prior years), the 2012 acquisition of Q3C Contracting, Inc., Stellaris, LLC, Primoris Renewables, Inc. and Juniper Rock, Inc.  The segment also includes the operations of the Blythe Power Constructors joint venture.

Engineering

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.  The Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

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

We and our customers are operating in a challenging business environment in light of the on-going economic uncertainty and fluctuating capital markets.  We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  We have also experienced delays in project awards and the start of awarded projects as customers invest in new infrastructure.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable and will be able to continue with their business plans in the long-term without substantial constraints.

Seasonality and cyclicality

Our results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact our ability to perform construction services.  The weather also limits our ability to bid for and perform pipeline integrity testing and routine maintenance for our utility customers’ underground systems since the systems are used for heating.  The acquisitions of Sprint and Q3C have added to the seasonality of our business.  Q3C’s primary operations are in the Midwest United States, an area usually affected by inclement weather during the first quarter.  Similarly, a significant portion of Sprint’s revenues is derived from utility customers.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following winter.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles. As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2012, relates primarily to fixed price contracts, revenue recognition, income taxes, goodwill, long-lived assets, reserve for uninsured risks and litigation and contingencies.  There have been no material changes to our critical accounting policies since December 31, 2012.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$409,995	100.0%	$291,573	100.0%
Gross profit	46,096	11.2%	37,596	12.9%
Selling, general and administrative expense	28,619	7.0%	20,274	7.0%
Operating income	17,477	4.3%	17,322	5.9%
Other income (expense)	(1,230)	(0.3)%	(228)	(0.1)%
Income before income taxes	16,247	4.0%	17,094	5.8%
Income tax provision	(6,207)	(1.5)%	(6,564)	(2.2)%
Net income	$10,040	2.4%	$10,530	3.6%
Net income attributable to noncontrolling interests	(270)	(0.1)%	(44)	—%
Net income attributable to Primoris	$9,770	2.4%	$10,486	3.6%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 were $410.0 million, an increase of $118.4 million, or 40.6%, compared to the same period in 2012.   Organic growth contributed $54.3 million, or 18.6%, and the acquisitions of Sprint, Saxon, Q3C and FSSI contributed $64.1 million, or 22.0%.  Revenues increased at each of our segments.  The primary increases were in our underground pipeline where Rockford saw a $32.2 million increase primarily in the Pennsylvania region, and an increase of $27.2 million at the JCG Industrial division.  These increases were offset by reductions in our JCG Heavy Civil division of $7.7 million.

Gross Profit

Gross profit increased by $8.5 million, or 22.6%, for the three months ended March 31, 2013 compared to the same period in 2012. The acquisitions of Sprint, Saxon, Q3C and FSSI contributed $2.8 million or 7.3% while the profit increase from organic growth was $5.7 million or 15.3%.  The organic growth increase was $4.7 million at the West segment primarily attributable to the increase in segment revenues.  At the East segment, the gross profit from the increased revenues at the JCG Industrial division was reduced by both lower volume and lower gross profit margins at the JCG Heavy Civil division, and the net was a segment increase of $3.6 million for the 2013 first quarter compared to the 2012 first quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $8.3 million, or 41.2%, for the three months ended March 31, 2013, compared to the same period in 2012.  SG&A expenses at the acquired companies were $5.9 million in the first quarter of 2013, an increase of $5.1 million from the first quarter of 2012 which included the Sprint acquisition for less than one month.  Of the remaining $3.2 million increase from the first quarter of 2012 to the first quarter of 2013, compensation and compensation related expenses were $2.4 million.  These compensation and compensation related expenses increased primarily as a result of increased administrative support costs related to labor-intensive pipeline integrity work and service related projects and due to cost of living increases.

SG&A as a percentage of revenue was 7.0% for both the three months ended March 31, 2013 and 2012.  Excluding the impact of the Sprint, Saxon, Q3C and FSSI acquisitions, SG&A as a percentage of revenue was 6.6% for the three months ended March 31, 2013 and 6.7% for the three months ended March 31, 2012.  Historically SG&A as a percentage of revenue has been the highest in the first quarter which tends to have lower revenue for a relatively fixed amount of SG&A.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Income from non-consolidated investments	$269	$1,101
Foreign exchange gain (loss)	(59)	(42)
Other income (expense)	(56)	(208)
Interest income	40	22
Interest (expense)	(1,424)	(1,101)
Total other income	$(1,230)	$(228)

The income from non-consolidated joint ventures for the three months ended March 31, 2013 was $0.3 million, which included $0.4 million income from the Alvah joint venture, which was part of the Q3C acquisition, offset by a loss from the WesPac joint venture of $0.1 million.

Foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars, which can create a currency exchange difference.

Other expense of $0.1 million for the three months ended March 31, 2013 represents the change in the estimated fair value of the contingent earn-out liabilities of $0.4 million offset by a gain of $0.3 million from the collection of a note receivable that was fully reserved in 2009 as it related to the sale of ARB Ecuador.

For the three months ended March 31, 2013, interest expense was $1.4 million compared to $1.1 million for the same period in 2012.  The increase over the prior period was due primarily to interest on the $50 million 3.65% Prudential loan dated December 29, 2012.

Provision for income taxes

Our provision for income tax decreased $0.4 million for the three months ended March 31, 2013 to $6.2 million, compared to $6.6 million for the same period in 2012 primarily as a result of the lower income before taxes offset in part by a higher effective tax rate during the first quarter of 2013. The tax rate on income attributable to Primoris applied in the three months ended March 31, 2013 was 38.85% as compared to 38.5% for the same period in 2012. To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Segment results

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

East Construction Services Segment

	Three Months Ended March 31,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$190,211		$121,850
Gross profit	14,995	7.9%	11,418	9.4%

East Construction Services segment revenue increased by $68.4 million, or 56.1% for the three months ended March 31, 2013 compared to the same period in 2012.  First quarter 2013 revenues increased due to the acquisitions of Sprint, Saxon and FSSI by $48.7 million.  For the quarter, increased revenues at the JCG Industrial division of $27.2 million were offset by decreases in JCG Heavy Civil division of $7.7 million and $3.5 million from the JCG Infrastructure & Maintenance division.  The Heavy Civil division revenues from the LA DOT decreased from $44.3 million in the first quarter of 2012 to $24.7 in the first quarter of 2013.  For the TX DOT, revenues increased in the first quarter of 2013 to $27.7 million from the prior year’s $13.8 million reflecting the start of the Belton, Texas area projects.  Revenues for Cardinal Contractors increased by $3.6 million from the 2012 first quarter.  The primary revenue growth driver for the East segment was Sprint where revenues increased from $2.1 million in the 2012 first quarter after the acquisition to $42.0 million in the first quarter of 2013.  This revenue was generated from increased gas and crude-oil pipeline activity in the Eagle Ford area located in southeast Texas.

East segment gross profit increased by $3.6 million or 31.3% for the three months ended March 31, 2013.  Gross profit from the acquisitions of Sprint, Saxon and FSSI contributed an increase of $3.1 million.  Gross profit from JCG decreased by $0.2 million from the previous year quarter and Cardinal Contractors gross profit increased by $0.7 million. The gross profit from the JCG Heavy Civil division declined by $2.7 million for the first quarter of 2013 compared to the same quarter in 2012.  The decrease was primarily the result of the decrease in revenues and the transition of almost completed projects with higher margins in Louisiana in 2012 to the startup of the Belton area projects in 2013.  The increase in JCG Industrial projects, offset somewhat by the reduction in JCG Infrastructure & Maintenance division revenues, resulted in a gross profit increase of $2.4 million compared to the first quarter of 2012.

East segment gross profit as a percent of revenues decreased to 7.9% during the three months ended March 31, 2013 from 9.4% in the prior year quarter.  The primary reason for the decrease was the impact of the reduction in gross profit at the JCG Heavy Civil division.  The gross profit percentage for Sprint, Saxon and FSSI in the 2013 first quarter was 7.5%.  For the 2013 first quarter, the Sprint gross profit percentage was 6.9% due to reduced productivity, adverse weather conditions and project delays on underground pipeline projects.

West Construction Services Segment

	Three Months Ended March 31,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$207,686		$158,031
Gross profit	28,749	13.8%	24,401	15.4%

Revenue for the West Construction Services segment increased by $49.7 million, or 31.4%.  Q3C, which was acquired in the fourth quarter of 2012, added revenues of $15.5 million.  Excluding Q3C, the revenue increase was $34.2 million or 21.6% for the quarter ended March 31, 2013, compared to the same period in 2012. The increase in revenues was primarily from our underground activities which increased by $34.3 million, with Rockford contributing $32.2 million of the increase.  Most of the Rockford projects have been pipeline construction for major gas utilities in the Pennsylvania shale area.  This level of work is traditionally not performed in the winter months.  For the quarter, revenues for the ARB Industrial division decreased by $4.6 million compared to the previous year’s first quarter reflecting the substantial completion of work on two power plants at the end of 2012.  Revenues from our parking structure business increased by $4.4 million for the quarter.

Gross profit for the West segment increased by $4.3 million, or 17.8%. Gross profit at Q3C was slightly less than breakeven primarily due to the seasonality of the business as the winter weather severely limits work opportunities and results in under-utilization of equipment.  Excluding Q3C, the gross profit increased by $4.6 million, or 19.2% compared to the first quarter of 2012.  The increases were from underground projects for $2.1 million, industrial projects of $1.8 million and parking structure projects of $0.8 million.  While increased revenues contributed to the underground gross profit increase, the gross profit was also impacted by a decrease in the gross profit attributable to a large pipeline project at Rockford in the prior year 2012.  In 2012 we completed negotiations with the owner of the project and were able to substantially close the project; however, we maintained a potential liability for a one-year period.  In the first quarter of 2013, the liability ended, and we closed out the liability. The net impact for this project and its effect on underground gross profit was a reduction in gross profit of $4.2 million for the first quarter of 2013 compared to the first quarter of 2012.  The increase in our ARB Industrial gross profit benefitted from removal of some of the contingencies associated with the two power projects as they near completion.

For the West segment, gross profit as a percent of revenue decreased to 13.8% during the three months ended March 31, 2013 from 15.4% in the same period in 2012, reflecting primarily the impact of Q3C.  Excluding Q3C, gross profit as a percent of revenue for the three months ended March 31, 2013 was 15.1%, compared to 15.4% in the same period of 2012.

Engineering Segment

	Three Months Ended March 31,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$12,098		$11,692
Gross profit	2,352	19.4%	1,777	15.2%

Revenue for the Engineering segment increased by $0.4 million, or 3.5%, for the three months ended March 31, 2013, compared to the same period in 2012.

Gross profit for the Engineering segment for the three months ended March 31, 2013 increased to $2.4 million from $1.8 million for the same period in 2012, an increase of $0.6 million, or 32.4%.  For the three months ended March 31, 2013, gross profit as a percent of revenues was 19.4% compared to 15.2% for the same period in 2012.  The increase was due primarily to project closeouts in the current year.

Geographic area financial information

Revenue by geographic area for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$405,163	98.8%	$289,128	99.2%
Non—United States	4,832	1.2%	2,445	0.8%
Total revenues	$409,995	100.0%	$291,573	100.0%

All non-United States revenue has been generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, much of that work was done in the Far East and Australia.

Backlog

For companies in the construction industry backlog can be an indicator of the future revenue stream. Different companies define and calculate backlog in different manners. For the past few years, we considered backlog as the anticipated revenue from the uncompleted portions of existing contracts for which we had known revenue amounts.  Thus, we included in our backlog amount the unearned revenue from our fixed price and fixed unit price contracts. We did not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog, since their ultimate revenue amount is difficult to determine.  We also did not include any anticipated revenue from our master service agreements (MSA) until we had been given a specific work order or contract.

Using the calculations as we have in the past, the following table shows backlog by operating segment at December 31, 2012 and March 31, 2013 and the changes in backlog for the three months then ended in March 31, 2013 (in millions):

Segment:	Backlog at December 31, 2012	Contract Additions to Backlog	Revenue Recognized from Backlog	Backlog at March 31, 2013	Revenue Recognized from Non-Backlog Projects	Total Revenue for 3 months ended March 31, 2013

East	$970	$119	$167	$922	$23	$190
West	361	86	161	286	47	208
Engineering	15	10	9	16	3	12
Total	$1,346	$215	$337	$1,224	$73	$410

As of March 31, 2013, our total backlog was $1.22 billion representing a decrease of $121.7 million, or 9.0%, from $1.35 billion as of December 31, 2012.  We expect that during the next four quarters, we will recognize as revenue, approximately 49% of the East backlog at March 31, 2013; approximately 96% of the West backlog and approximately 98% of the Engineering backlog.

With the acquisitions of Sprint and Q3C, we have increased the percentage of revenues derived from MSAs and the future revenue generated from projects not historically included in our backlog calculations.  In order to better reflect this transition, we are changing our backlog calculations to include an estimate for MSA revenue for the next four-quarter period.  With this change, the following table shows the revised backlog by operating segment at March 31, 2013 (in millions):

Segment:	Backlog at March 31, 2013 — As Reported Above	Estimated Annual MSA Revenues at March 31, 2013	Revised Backlog at March 31, 2013

East	$922	$110	$1,032
West	286	375	661
Engineering	16	—	16
Total	$1,224	$485	$1,709

We expect that during the next four quarters, we will recognize as revenue, approximately 55% of the East revised backlog at March 31, 2013; approximately 98% of the West revised backlog and approximately 98% of the Engineering revised backlog.

Backlog should not be considered a comprehensive indicator of future revenues.  The backlog estimates include amounts from MSA, but our customers are not contractually obligated to purchase an amount of services from us under the MSA.  Any of our contracts, MSA, fixed price or fixed unit price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Even with the inclusion of estimated MSA amounts, future revenues from projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts are not included in our estimated backlog amount.

Our estimated backlog amount does not include anticipated contract awards.  It is the nature of our underground projects that significant contracts may be bid, awarded and completed within a few months.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations,  meet our contractual obligations and execute our business plan.  Specifically, we need liquidity for working capital, income taxes, debt service, capital expenditures and earn-out obligations.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow; however , we have availability under our lines of credit and shelf facility to meet additional liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At March 31, 2013, our balance sheet included cash and cash equivalents of $141.5 million.  We currently have the following credit facilities:

•                  a $75 million credit facility that expires on December 29, 2017, under which we can issue letters of credit for up to the full amount of the facility.  At March 31, 2013, we have issued letters of credit of $5.7 million on this facility, resulting in $69.3 million in available borrowing capacity. The credit agreement also provides for an incremental facility of up to $50 million.

•                  the Company entered into $50 million Senior secured Notes purchase, funded on December 28, 2012, and a $25 million shelf agreement credit facility, which can be funded during the first three years of the Note Agreement with a maturity no more than 10 years from the date issued, and;

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At March 31, 2013, $3.5 million of letters of credit (Canadian dollars) were outstanding, with $6.5 million available under this credit facility for additional letters of credit.

We believe that with our cash on hand, short-term investments, operating cash flows and availability under our existing credit facilities, that we will be able to support our ongoing working capital needs for the next twelve month period.

Cash Flows

Cash flows during the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(7,281)	$39,825
Net cash (used in) provided by investing activities	(19,091)	2,519
Net cash provided by (used in) financing activities	10,348	(28,170)
Net change in cash and cash equivalents	$(16,024)	$14,174

Operating activities

The sources and uses of our cash flow from operating activities for the three months ended March 31, 2013 is as follows:

Three Months Ended March 31, 2013 (Thousands)

Operating Activities:
Operating Income	$17,477
Depreciation and amortization	11,284
Loss (Gain) on sale of property and equipment	48
Changes in assets and liabilities	(28,384)
Foreign exchange loss	(59)
Other expense	(56)
Interest income	40
Interest expense	(1,424)
Provision for income taxes	(6,207)
Net cash provided by (used by) operating activities	$(7,281)

The most significant components of the $7.3 million use of cash from operations were the $28.4 million change in assets and liabilities from the December 31, 2012 balance sheet to the March 31, 2013 balance sheet.  The changes are summarized as follows:

•                  accounts payable decreased by $46.6 million.  As noted in the 2012 Annual Report, increased operating activity at the end of 2012 had resulted in an increase of $34 million in accounts payable. As the activity level in the first quarter of 2013 decreased compared to the fourth quarter of 2012, vendor payments made reduced the accounts payable balance;

•                  an $18.2 million decrease in accounts receivable reflecting the lower revenues in the first quarter of 2013 compared to the fourth quarter of 2012.  At March 31, 2013, accounts receivable represented 27.5% of our total assets compared to 28.8% at the end of 2012.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  an $8.0 million decrease in customer retention deposits representing both normal retention payments and release of the $5 million escrow associated with the Rockford note;

•                  a $6.5 million increase in costs and estimated earnings in excess of billings;

•                  a $2.1 million increase in billings in excess of costs and estimated earnings;

•                  and other long term liabilities decreased by $3.2 million.

The increase in costs and estimated earnings in excess of billings of $6.5 million was primarily from a higher level of activity in our underground pipeline group at the end of March 2013.  We believe that these amounts will be billed in accordance with the terms of fixed price contracts or within the first weeks of April for cost reimbursable or unit price contracts.

During the first quarter of 2013, we paid $802,000 for income taxes compared to $955,000 the previous year’s first quarter.  The primary reason for the decrease was movement of payments for state and Canadian returns as our business changes among tax jurisdictions and differing due dates for payment of estimates.

Investing activities

During the three months ended March 31, 2013, we purchased property and equipment for $19.6 million in cash, compared to $5.2 million during the same period in 2012.  These purchases were principally for construction equipment. We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

Our equipment purchases and sales are made to either meet expanding business demands or to update our equipment and vehicle fleet.  As part of our normal equipment upgrade program, during the three months ended March 31, 2013, we received proceeds from the sale of used equipment of $1.2 million compared to $3.9 million for same period in 2012.  In most years, we plan for net new equipment purchases at a level of annual depreciation and amortization expenses; however, with the addition of Q3C, we anticipate that in 2013, our net purchases will approach $50 million.

We invest excess cash in short-term investments consisting primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.  During the first quarter of 2013, our sale of short-term investments and movement to cash was $3.2 million compared to sales and movements to cash of $23.0 million in the first quarter of 2012.

In March 2013, we used $1.0 million in cash for the acquisition of FSSI.

Financing activities

Financing activities provided $10.3 million of cash during the three months ended March 31, 2013. Significant transactions providing and using cash flows from financing activities included:

•                                    $16.1 million proceeds from the issuance of long term debt for equipment financing.

•                                    $ 7.2 million in repayment of long-term debt and capital leases.

•                                    $1.45 million in proceeds from the issuance of 131,989 shares purchased by the participants in the Primoris Long-Term Retention Plan.

Credit agreements

For a description of our credit agreements, see Note 11 — “Credit Arrangements” in Item I of the Financial Statements.

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

Primoris leases properties located in Bakersfield (lease expires in October 2022), Pittsburg (lease expires April 2023) and San Dimas in California (lease expires March 2019), and in Pasadena, Texas (leases expire in July 2019 and 2021) from SIGI.  During the three month ended March 31, 2013 and 2012, the Company paid $235,000 and $231,000, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt also holds a majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011, and the Company recognized no revenues in 2013 and revenues of $291,000 for the three months ended March 31, 2012, at normal margins.

Primoris leases a property from Roger Newnham, one of our stockholders and a manager of our subsidiary OnQuest Canada.  The property is located in Calgary, Canada. During the three months ended March 31, 2013 and 2012, Primoris paid $75,000 and $72,000 respectively, in lease payments to Mr. Newnham for the use of this property. The term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of our stockholders, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the three months ended March 31, 2013 and 2012, Primoris paid $23,000 and $23,000, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The lease commenced October 28, 2012.  The property is located in Little Canada, Minnesota.  During the three months ended March 31, 2013, the Company paid $66,000, in lease payments to Quality RE Partners for the use of this property.  The lease expires on October 27, 2022.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $20,000 and $0 in related party revenues for the three months ended March 31, 2013 and 2012, respectively, from WesPac and the St. - Bernard Levee Partners joint venture.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During the three months ended 2013, payments made to Alvah as a subcontractor by ARB and Q3C were $1,245,000 and $212,000, respectively.

Common stock

In March 2013, the Company received $1,455,000 in exchange for 131,989 shares of common stock, respectively, under a purchase arrangement within the Company’s Long-Term Incentive Plan for managers and executives.

In March 2013, the Company issued 12,480 shares of common stock as part of the quarterly compensation of the non-employee members of the Board of Directors.

As part of the acquisition of Q3C, the Company agreed to issue shares of common stock amounting to $430 based on the average December 2012 closing price, or $14.69 per share.  The Company issued 29,273 unregistered shares of stock in February 2013.

Contractual obligations

A summary of contractual obligations at March 31, 2013 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$165,450	$25,217	$45,343	$42,049	$52,841
Interest on debt and capital lease obligations (1)	36,812	4,576	7,222	4,724	20,290
Equipment operating leases	18,948	7,127	9,865	1,956	—
Real property leases	12,545	2,872	4,219	2,833	2,621
Real property leases—related parties	7,639	1,606	2,290	1,572	2,171
	$241,394	$41,398	$68,939	$53,134	$77,923

Stand-by letters of credit	$9,066	$9,066	$—	$—	$—

(1)    The interest amount assumes principal payments are made as originally scheduled in the obligations.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At March 31, 2013, we had letters of credit outstanding of $9.1 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.

•                  Equipment operating leases with a balance of $12.6 million at March 31, 2013.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At March 31, 2013, we had $1.2 billion in outstanding bonds.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  Furthermore, the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in footnote 18 of the Financial Statements in Item 1, we have recognized a withdrawal liability for our withdrawal from one plan.  We currently do not have plans to withdraw from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs.  The price of fuel is subject to fluctuations for factors beyond our control, but we closely monitor changes and include the available information in our bidding activities.  To date, we have not had a significant impact from inflationary pressures on our cost of labor; and at this time, we cannot estimate the impact of government fiscal policies on wage rates in future periods.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2013 and December 31, 2012 due to the generally short maturities of these items. At March 31, 2013 and December 31, 2012, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.  We expect to hold our investments to maturity.

At March 31, 2013, all of our long-term debt was under fixed interest rates.

At March 31, 2013, we had no derivative financial instruments.  We may hedge foreign currency risks in the future in those situations where we believe such transactions are prudent.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2013, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As part of the consideration for the acquisition of Q3C, we issued 29,273 shares of unregistered common stock in February 2013.

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 7, 2013	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.