Form 10-Q
period 2013-06-30
Primoris Services Corp
filed 2013-08-07
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

At August 6, 2013, 51,571,394 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$113,777	$157,551
Short term investments	3,428	3,441
Customer retention deposits and restricted cash	27,503	35,377
Accounts receivable, net	251,092	268,095
Costs and estimated earnings in excess of billings	70,288	41,701
Inventory and uninstalled contract materials	38,339	37,193
Deferred tax assets	10,477	10,477
Prepaid expenses and other current assets	12,719	10,800
Total current assets	527,623	564,635
Property and equipment, net	215,659	184,840
Investment in non-consolidated entities	12,724	12,813
Intangible assets, net	49,893	51,978
Goodwill	118,028	116,941
Other long-term assets	1,158	—
Total assets	$925,085	$931,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,026	$151,546
Billings in excess of costs and estimated earnings	162,570	158,892
Accrued expenses and other current liabilities	80,349	76,152
Dividends payable	1,805	—
Current portion of capital leases	4,335	3,733
Current portion of long-term debt	21,967	19,446
Current portion of contingent earnout liabilities	8,048	10,900
Total current liabilities	381,100	420,669
Long-term capital leases, net of current portion	3,584	3,831
Long-term debt, net of current portion	144,546	128,367
Deferred tax liabilities	20,018	20,018
Long-term contingent earnout liabilities, net of current portion	5,924	12,531
Other long-term liabilities	11,568	13,153
Total liabilities	566,740	598,569
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,562,284 and 51,403,686 issued and outstanding at June 30, 2013 and December 31, 2012	5	5
Additional paid-in capital	158,730	155,605
Retained earnings	197,500	175,517
Noncontrolling interests	2,110	1,511
Total stockholders’ equity	358,345	332,638
Total liabilities and stockholders’ equity	$925,085	$931,207

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$445,013	$337,436	$855,008	$629,009
Cost of revenues	385,476	293,432	749,375	547,409
Gross profit	59,537	44,004	105,633	81,600
Selling, general and administrative expenses	31,560	23,396	60,179	43,670
Operating income	27,977	20,608	45,454	37,930
Other income (expense):
Income (loss) from non-consolidated entities	(213)	(47)	56	1,054
Foreign exchange loss	(29)	(6)	(88)	(48)
Other expense	(377)	(371)	(433)	(579)
Interest income	23	25	63	47
Interest expense	(1,498)	(1,006)	(2,922)	(2,107)

Income before provision for income taxes	25,883	19,203	42,130	36,297
Provision for income taxes	(9,990)	(7,346)	(16,197)	(13,910)
Net income	$15,893	$11,857	$25,933	$22,387

Less net income attributable to noncontrolling interests	(329)	(124)	(599)	(168)

Net income attributable to Primoris	$15,564	$11,733	$25,334	$22,219

Earnings per share:
Basic	$0.30	$0.23	$0.49	$0.43
Diluted	$0.30	$0.23	$0.49	$0.43
Weighted average common shares outstanding:
Basic	51,562	51,435	51,510	51,386
Diluted	51,626	51,435	51,547	51,386

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$25,933	$22,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,912	13,557
Amortization of intangible assets	3,685	3,193
Gain on sale of property and equipment	(202)	(1,776)
Income from non-consolidated entities	(56)	(1,054)
Non-consolidated entity distributions	145	1,260
Stock—based compensation expense	91	—
Changes in assets and liabilities:
Customer retention deposits and restricted cash	7,874	(8,678)
Accounts receivable	17,003	20,813
Costs and estimated earnings in excess of billings	(28,587)	(2,983)
Other current assets	(3,221)	206
Accounts payable	(50,407)	(2,056)
Billings in excess of costs and estimated earnings	3,678	(6,455)
Contingent earnout liabilities	(10,161)	(2,871)
Accrued expenses and other current liabilities	4,254	6,397
Other long-term liabilities	(1,585)	(2,237)
Net cash provided by (used in) operating activities	(11,644)	39,703
Cash flows from investing activities:
Purchase of property and equipment	(49,256)	(12,409)
Proceeds from sale of property and equipment	1,675	6,731
Purchase of short-term investments	(4,175)	—
Sale of short-term investments	4,188	23,000
Cash paid for acquisitions	(1,025)	(35,131)
Net cash used in investing activities	(48,593)	(17,809)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	42,364	12,776
Repayment of capital leases	(2,145)	(7,075)
Repayment of long-term debt	(23,664)	(8,284)
Repayment of subordinated debt	—	(17,501)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,455	1,240
Dividends paid	(1,547)	(3,069)
Repurchase of common stock	—	(1,001)
Net cash provided by (used in) financing activities	16,463	(22,914)
Net change in cash and cash equivalents	(43,774)	(1,020)
Cash and cash equivalents at beginning of the period	157,551	120,306
Cash and cash equivalents at end of the period	$113,777	$119,286

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Cash paid during the period for:
Interest	$2,559	$1,588

Income taxes, net of refunds received	$18,016	$11,081

Components of cash paid for acquisitions:

Fair value of assets acquired — FSSI	$2,377	$—
Fair value of assets acquired — Sprint	—	28,377
Fair value of assets acquired — Silva	—	14,109
Cash payment to sellers after closing	(650)	(175)
Contingent liabilities	(702)	(6,200)
Common stock issued for acquisition	—	(980)
Cash paid for acquisitions	$1,025	$35,131

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$2,500	$1,046

Dividends declared and not yet paid	$1,805	$1,542

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various subsidiaries which, collectively, are engaged in various construction and product engineering activities. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and its corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

The wholly-owned subsidiaries of Primoris include ARB, Inc. (“ARB”), ARB Structures, Inc., All Day Electric Company, Inc., OnQuest, Inc. (parent of OnQuest Canada, ULC, prior to January 1, 2013 Born Heaters Canada, ULC), Cardinal Contractors, Inc., Stellaris, LLC, James Construction Group LLC (“JCG”), Rockford Corporation (“Rockford”) and Primoris Energy Services Corporation (“PES”).  Primoris has been acquisitive over the last several years expanding both service capabilities and geographic footprint.  The acquisitions in 2012 included the purchase of Sprint Pipeline Services, L.P. (“Sprint”), the purchase of certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively “Silva”), The Saxon Group (“Saxon”) and the acquisition of Q3 Contracting, Inc. (“Q3C”).

The Company is a party to the Blythe Power Constructors joint venture for the installation of a parabolic trough solar field and steam generation system in California.

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

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month  and six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements, have been omitted.

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Second Quarter 2013 Report”) should be read in concert with the Company’s Annual Report on Form 10-K, filed on March 7, 2013, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2012.  The interim financial information is unaudited.  In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of the Company’s revenue has been generated under fixed-price contracts. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which may result in uneven and irregular results. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and income, can be impacted by changes in any of the following:  productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

In the percentage-of-completion method, estimated revenues and resulting contract income is calculated based on the total costs incurred to date as a percentage of total estimated costs. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.  The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet.  As the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract is zero.

Other contract forms — The Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.  Similarly, unit price contracts recognize revenue based on accomplishment of specific units at a specified unit price.

For all of its contracts, the Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified. Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized when the amounts have been agreed upon with the customer.

The caption “Costs and estimated earnings in excess of billings” represents unbilled receivables which arise when revenues have been recorded but the amount has not been billed under the terms of the contract until a later date.  Balances may represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date, (b) incurred costs to be billed under cost reimbursement type contracts, or (c) amounts arising from routine lags in billing.  For those contracts in which billings exceed contract revenues recognized to date, excesses are included in the caption “Billings in excess of costs and estimated earnings”.

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

The Company considers claims to be amounts Primoris seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue in excess of contract costs from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

In accordance with applicable terms of construction contracts, certain retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.

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

During the three-months and six-months ending June 30, 2013, revenues generated by the top ten customers were $216 million and $443 million, respectively, which represented 48.6% and 51.9%, respectively, of total revenues during the periods.  During the three and six month periods ending June 30, 2013, a large gas and electric utility represented 7.6% and 8.0%, respectively, of total revenues and a large pipeline company represented 8.2% and 5.0%, respectively, of total revenues.

During the three and six months ending June 30, 2012, revenues generated by the top ten customers were $185 million and $364 million, respectively, which represented 54.8% and 57.9%, respectively, of total revenues during the periods.  During the three and six month periods ending June 30, 2012, the Louisiana DOT represented 11.6% and 13.3%, respectively, of total revenues and a large gas and electric utility represented 12.1% and 11.9%, respectively, of total revenues.

At June 30, 2013, approximately 6.5% of the Company’s accounts receivable were due from one customer, and that customer provided 6.4% of the Company’s revenues for the six months ended June 30, 2013.  At June 30, 2012, approximately 6.8% of the Company’s accounts receivable were due from one customer, and that customer provided 4.1% of the Company’s revenues for the six months ended June 30, 2012.

Multiemployer Plans — The Company participates and contributes to a number of multiemployer benefit plans for its union employees at rates determined by the various collective bargaining agreements.  The trustees for each multiemployer plan determines the eligibility and allocations of contributions and benefit amounts, determines the types of benefits and administers the plan.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  At June 30, 2013, the Company had recorded a withdrawal liability of $7.5 million on its balance sheet.  The Company has no plans to withdraw from any other agreements.  See Note 19 — Commitments and Contingencies.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method.

Note 3—Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11 , “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”.  The ASU is effective for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 4—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value in GAAP, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements.  ASC Topic 820 requires that certain financial assets and financial liabilities be re-measured and reported at fair value each reporting period and that other non-financial assets and liabilities be re-measured and reported at fair value on a non-recurring basis.  ASC Topic 820 also establishes three reporting levels for fair value measurements.

In general, fair values determined by Level 1 use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for an asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets that are required to be measured at fair value at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2013:
Cash and cash equivalents	$113,777	$113,777	—	—
Short-term investments	$3,428	$3,428	—	—
Liabilities as of June 30, 2013:
Contingent consideration	$13,972	—	—	$13,972

Assets as of December 31, 2012:
Cash and cash equivalents	$157,551	$157,551	—	—
Short-term investments	$3,441	$3,441	—	—
Liabilities as of December 31, 2012:
Contingent consideration	$23,431	—	—	$23,431

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

The following table provides a rollforward of the Company’s contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2013:

Contingent Consideration
Balance at December 31, 2012	$23,431
Additions:
FSSI acquisition on March 11, 2013	702
Change in fair value of contingent consideration	739
Reductions:
Payment to Rockford sellers	(6,900)
Payment to Sprint sellers	(4,000)
Balance at June 30, 2013	$13,972

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s statement of operations.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which range from 33% to 95%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a significantly different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	June 30, 2013	December 31, 2012

Contracts receivable, net of allowance for doubtful accounts of $ 497 for June 30, 2013 and $432 for December 31, 2012	$211,184	$227,548
Retention	39,826	39,710
	251,010	267,258
Other accounts receivable	82	837
	$251,092	$268,095

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	June 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$3,744,678	$3,882,968
Reserve for estimated losses on uncompleted contracts	522	764
Gross profit recognized	446,369	448,928
	4,191,569	4,332,660
Less: billings to date	(4,283,851)	(4,449,851)
	$(92,282)	$(117,191)

This amount is included in the accompanying consolidated balance sheet under the following captions:

	June 30, 2013	December 31, 2012

Costs and estimated earnings in excess of billings	$70,288	$41,701
Billings in excess of costs and estimated earnings	(162,570)	(158,892)
	$(92,282)	$(117,191)

Note 7—Equity Method Investments

WesPac Energy LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine holds the remaining 50% membership interest in WesPac.  WesPac develops pipeline and terminal projects in the United States, Canada and Mexico.  We have no future obligation to make any additional investments into WesPac. All key investment, management and operating decisions of WesPac require unanimous approval from a management committee equally represented by Kealine and us.  The Company believes the ownership interest in WesPac broadens its exposure to construction opportunities across North America.

The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2013	December 31, 2012

WesPac Energy, LLC
Balance sheet data
Assets	$16,176	$16,896
Liabilities	773	1,063
Net assets	$15,403	$15,833
Company’s equity investment	$11,248	$11,463

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$50	$111	$89	$511
Expenses	$288	$428	$519	$644
Earnings before taxes	$(238)	$(317)	$(430)	$(133)
Company’s equity in earnings	$(119)	$(159)	$(215)	$(67)

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in the fourth quarter 2009 for $300 and accounts for this investment under the equity method.  Bernard engaged in construction activities in Louisiana, and all work was completed January 2013.  Bernard distributed $490 and $4,200 to its equity holders during the six months ended June 30, 2013 and 2012, respectively, of which, the Company’s share, as calculated under the joint venture agreement, was $145 and $1,260 for the same periods in 2013 and 2012, respectively.  The following is a summary of the financial position and results as of and for the periods ended:

	June 30, 2013	December 31, 2012

St. — Bernard Levee Partners
Balance sheet data
Assets	$22	$592
Liabilities	22	86
Net assets	$—	$506
Company’s equity investment	$—	$150

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$—	$499	$—	$3,934
Expenses	$16	$126	$16	$198
Earnings before taxes	$(16)	$373	$(16)	$3,736
Company’s equity in earnings	$(5)	$112	$(5)	$1,121

Alvah, Inc.

As part of the acquisition of Q3C, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California and worked as a subcontractor for ARB prior to the Q3C acquisition. Alvah has continued to work for ARB subsequent to the acquisition.  In December 2012, Alvah distributed $200, of which the Company’s share was $98.  During the three and six months ending June 30, 2013, payments made by ARB to Alvah were $1,423 and $2,909, respectively, and payments made by Q3C were $0 and $212, respectively.  For the same periods in the prior year, ARB made payments of $908 and $2,153, respectively and Q3C made payments of $115 and $233, respectively.

The following is a summary of the financial position and results as of and for the period ended:

	June 30, 2013	December 31, 2012

Balance sheet data
Assets	$3,009	$2,177
Liabilities	1,477	1,208
Net assets	$1,532	$969
Company’s equity investment in venture	$1,476	$1,200

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$3,292	$—	$6,008	$—
Expenses	$3,474	$—	$5,445	$—
Earnings before taxes	$(182)	$—	$563	$—
Company’s equity in earnings	$(89)	$—	$276	$—

Because Alvah was not acquired until November 2012, there was no activity in the prior year.

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

The fair value of the consideration for the acquisition was $2,377.  Consideration consisted of cash totaling $1,675, of which $1,025 was paid at closing and $650 was paid in the second quarter 2013.  The agreement provides for three future potential payments, contingent upon FSSI meeting certain operating performance targets for the remainder of calendar year 2013 and calendar years 2014 and 2015.

The contingent consideration is as follows:  (1) $500 in cash for the achievement of pretax income of at least $553 for the remainder of the year ending December 31, 2013; (2) a payment of $500 in cash if pretax income for the year 2014 is at least $2,502; and (3), a payment of $500 in cash if pretax income for the year 2015 is at least $4,227.  The estimated fair value of the potential contingent consideration on the acquisition date was $702 and at June 30, 2013 was $721.

The asset purchase agreement also included a provision that PES pay $1,000 for a five-year employment, non-competition and non-solicitation agreement with a key employee.  If the employee violates the agreement or terminates his employment prior to the end of the five-year period, he is required to repay the unamortized amount of the $1,000 payment.  This agreement has been accounted for as a prepaid asset and is being amortized equally over the five-year period.

At closing the Company received $302 in small tools inventory, $448 in property, plant and equipment, and recorded accounts payable of $1,060.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  The FSSI purchase was included in the Company’s consolidated balance sheet as of June 30, 2013.  During the period subsequent to its March 11, 2013 acquisition date, FSSI contributed revenues of $2,990 and $3,473 and gross profit of $183 and $311, for the three and six months ended June 30, 2013, respectively.

During the second quarter 2013, the Company finalized its estimates of the fair value of the contingent consideration, intangible assets and goodwill for the acquisition.  The final revision resulted in a change from the estimated values recorded at March 31, 2013, including a decrease in the fair value of the contingent consideration of $136, increases in intangible assets of $800 and a decrease of $936 for goodwill.

The customer relationships were valued at $950 utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

The fair value of the tradename of $550 was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party tradename licensing agreements and their royalty rate levels, and management estimates.  The useful life was estimated at five years based on management’s expectation for continuing value of the tradename in the future.

The fair value for the non-compete agreement of $100 was based on a discounted “income approach” model, including estimated financial results with and without the non-compete agreement in place.  The agreement was analyzed based on the potential impact of competition that certain individuals could have on the financial results, assuming the agreement was not in place.  An estimate of the probability of competition was applied and the results were compared to a similar model assuming the agreement was in place.

Goodwill of $1,087 largely consists of expected benefits from the greater presence and convenient access to south Texas, the Houston ship channel and Louisiana and FSSI’s expertise in turn-around work for refineries and chemical plants.  Goodwill also includes the value of the assembled workforce of the FSSI business.  Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

2012 Acquisition - Sprint Pipeline Services, L.P.

The March 12, 2012 acquisition of Sprint was accounted for using the acquisition method of accounting.  The fair value of the consideration totaled $28,377, which included cash payments of $21,197, Company stock valued at $980 (or 62,052 shares of restricted common stock) and contingent consideration of $6,200.

The contingent consideration was as follows:  If income before interest, taxes, depreciation and amortization (“EBITDA”) for 2012, as defined in the purchase agreement, was at least $7,000, we would pay $4,000 in cash to the sellers. The earnout target was achieved in 2012 and was paid in April 2013.

The 2013 earnout target provides for an additional cash payment of $4,000 to the sellers if 2013 EBITDA is at least $7,750.  The estimated fair value of the 2013 contingent consideration as of the acquisition date was $2,745 and at June 30, 2013 and December 31, 2012, the estimated fair value of the contingent consideration was $3,205 and $3,020, respectively.

2012 Acquisition - Silva Companies

The May 30, 2012 acquisition of Silva was accounted for using the acquisition method of accounting.  The fair value of the consideration was $14,090.

2012 Acquisition - The Saxon Group

The September 28, 2012 acquisition of Saxon was accounted for using the acquisition method of accounting.  The fair value of the consideration was $550 in cash, payment of a banknote for $2,429, and contingent consideration valued at $1,950 for total consideration of $4,929.

The contingent consideration included an earnout where the Company would pay $2,500 to the sellers, contingent upon Saxon meeting one of the following two targets:  (1) EBITDA for the fifteen month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the twenty-one month period ending June 30, 2014 of at least $4,750.  The estimated fair value of the contingent consideration on the acquisition date was $1,950.  The estimated fair value of the contingent consideration was $2,184 and $2,028 at June 30, 2013 and December 31, 2012, respectively.

2012 Acquisition — Q3 Contracting

The November 17, 2012 acquisition of Q3C was accounted for using the acquisition method of accounting.  The fair value of the consideration totaled $55,994, and included a cash payment of $48,116, a contingent earnout with a fair value of $7,448 and payment of $430 in Company common stock.  In January 2013, we issued 29,273 shares of unregistered stock.

The contingent consideration included an earnout whereby the Company would pay additional cash to the sellers contingent on Q3C meeting certain operating performance targets.  The targets were based on obtaining certain levels of Q3C’s EBITDA as that term is defined in the stock purchase agreement.  The targets are as follows:

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

The fair value of the contingent consideration was estimated at $7,450 as of the purchase date and is included on the Company’s balance sheet as a liability.  The fair value is based on management’s evaluation of the probability of Q3C meeting the EBITDA targets for the two periods, discounted at the Company’s estimated average cost of capital.  The estimated fair value at June 30, 2013 and December 31, 2012 was $7,862 and $7,490, respectively.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2013 and 2012

In accordance with ASC Topic 805 we are combining the pro forma information for the FSSI, Sprint, Silva, Saxon and Q3C acquisitions (“the Acquisitions”).  The following pro forma information for the three and six months ended June 30, 2013 and 2012 presents the combined results of operations of the Acquisitions combined, as if the Acquisitions had each occurred at the beginning of 2012. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 for the Sprint and FSSI acquisitions and 2013 or 2014 for the Saxon, Q3C and FSSI acquisitions;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and six months ended June 30, 2012 and the applicable periods in 2013; and

•                                          the pro forma increase in weighted average shares outstanding including 62,052 unregistered shares of common stock issued as part of the Sprint acquisition and 29,273 shares of unregistered common stock issued as part of the Q3C acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Acquisitions been completed on January 1, 2012.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the combined companies.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	445,013	357,368	857,807	675,783
Income before provision for income taxes	25,883	16,583	42,015	31,158
Net income attributable to Primoris	15,564	10,135	25,264	19,084

Weighted average common shares outstanding:
Basic	51,562	51,526	51,511	51,440
Diluted	51,626	51,526	51,575	51,440

Earnings per share:
Basic	$0.30	$0.20	$0.49	$0.37
Diluted	$0.30	$0.20	$0.49	$0.37

Note 9—Intangible Assets

At June 30, 2013 and December 31, 2012, intangible assets totaled $49,893 and $51,978, respectively, net of amortization.  The June 30, 2013 balance includes the effect of the FSSI acquisition (See Note 8).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	June 30,	December 31,
	Period	2013	2012
Tradename	3 to 10 years	$22,593	$23,586
Non-compete agreements	2 to 5 years	$3,407	$4,130
Customer relationships	5 to 15 years	$23,893	$24,212
Backlog	0.75 years	$—	$50
Total		$49,893	$51,978

Amortization expense of intangible assets was $1,891 and $1,447 for the three months ended June 30, 2013 and 2012, respectively, and amortization expense for the six months ended June 30, 2013 and 2012 was $3,685 and $3,193, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2013 (remaining six months)	$3,655
2014	7,489
2015	7,220
2016	6,274
2017	5,909
Thereafter	19,346
$49,893

Note 10—Accounts Payable and Accrued Liabilities

At June 30, 2013 and December 31, 2012, accounts payable included retention amounts of approximately $12,171 and $15,946, respectively.  These amounts are due to subcontractors but have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2013	December 31, 2012

Payroll and related employee benefits	$40,147	$33,086
Insurance, including self-insurance reserves	27,800	22,982
Reserve for estimated losses on uncompleted contracts	522	764
Corporate income taxes and other taxes	2,173	3,779
Accrued overhead cost	1,266	2,007
Other	8,441	13,534
	$80,349	$76,152

Note 11—Credit Arrangements

Revolving Credit Facility

As of June 30, 2013, the Company had a revolving credit facility (the “Credit Agreement”). The Credit Agreement was entered into by and among the Company, The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit amounted to $5,659 at June 30, 2013 and $4,808 at December 31, 2012.  Other than the commercial letters of credit, there were no borrowings under this line of credit during the six months ended June 30, 2013, leaving available borrowing capacity at $69,341 at June 30, 2013.

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

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company and The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).

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

The Company was in compliance with the covenants for the Credit Agreement and Senior Notes at June 30, 2013.

Canadian Credit Facility

The Company has a credit facility for $10,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2013 and December 31, 2012, letters of credit outstanding totaled $3,539 and $1,364 in Canadian dollars, respectively.  At June 30, 2013, the available borrowing capacity was $6,461 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, and at June 30, 2013, OnQuest Canada, ULC was in compliance.

Subordinated Promissory Notes

Subordinated Promissory Note — Rockford.  In connection with the 2010 acquisition of Rockford, the Company executed an unsecured promissory note with an initial principal amount of $16,712.  As a result of a dispute related to a certain liability at the time of the closing of the transaction, the Company ceased making principal and interest payments in May 2012, when the outstanding balance reached $5,000.  In December 2012, the parties came to a resolution and the Company paid $1,500 to cancel the subordinated note.

Subordinated Promissory Note — JCG.  In connection with the 2009 acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 in favor of the sellers with an initial principal amount of $53,500.  The JCG note was paid in full on March 12, 2012.

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

The Blythe joint venture operating activities were included in the Company’s consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	15,631	3,793	31,903	5,414
Net income attributable to noncontrolling interests	329	124	599	168

Since Blythe is a partnership, no tax effect was recognized for the income.  There were no distributions to noncontrolling interests and no capital contributions made by noncontrolling interests during the six months ended June 30, 2013 and 2012.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets as follows:

	June 30, 2013	December 31, 2012

Cash	$4,442	$3,565
Accounts receivable	11,464	8,843
Current liabilities	11,680	9,379

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets for the fourth quarter 2010, for the five quarters ending December 31, 2011 and for the year ended December 31, 2012.  The contingent earnout liability for 2012 was achieved and in April 2013, the Company made a $6,900 cash payment.

The Company has recorded additional contingent earnout consideration liabilities related to the acquisitions of FSSI, Sprint, Saxon and Q3C as discussed in Note 8 — Business Combinations.

Note 14—Related Party Transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties from SIGI at the following locations:

1.              Bakersfield (lease expires October 2022)

2.              Pittsburg (lease expires April 2023)

3.              San Dimas in California (lease expires March 2019)

4.              Pasadena, Texas (leases expire in July 2019 and 2021)

During the six months ended June 30, 2013 and 2012, the Company paid $471 and $462, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011.  The Company recognized no revenues in 2013 and recognized revenues of $355 for the six months ended June 30, 2012, at normal margins.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2013 and 2012, Primoris paid $150 and $141, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2013 and 2012, Primoris paid $45 and $45, respectively, in lease payments.  The lease expires in January 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2013, the Company paid $132, in lease payments to Quality RE Partners for the use of this property.  The lease commenced October 28, 2012 and expires in October 2022.

As discussed in Note 7— “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 15—Stock-Based Compensation

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) under the 2013 Equity Incentive Plan (the “2013 Plan”).  The Units vest over a service period of four equal installments in 2014 through 2017, subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying award agreement.  Each Unit represents the right to receive one share of the Company’s common stock when vested.

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant, or $21.98 per Unit.  Stock compensation expense for the Units is being amortized using the straight-line method over the service vesting period.  For the three and six months ended June 30, 2013 the Company recognized $91 in compensation expense.  The Company had approximately $2.1 million of unrecognized compensation expense related to the Units at June 30, 2013, which will be recognized over a period of 3.8 years.

Vested Units accrue “Dividend Equivalents” (as defined in the 2013 Plan) which will be accrued as additional Units.  At June 30, 2013, there were no accrued Dividend Equivalent Units.

Note 16—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the six months ended June 30, 2013 was 38.22%.  The effective tax rate for income attributable to Primoris is 39.0%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment date.

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

Note 17—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2013 as follows:

•          On March 5, 2013, the Company declared a cash dividend of $0.03 per common share, payable to stockholders of record on March 29, 2013.  The dividend, totaling $1,547, was paid on April 15, 2013.

•          On May 3, 2013, the Company declared a cash dividend of $0.035 per common share, payable to stockholders of record on June 28, 2013.  The dividend, totaling $1,805, was paid on July 15, 2013.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Primoris	$15,564	$11,733	$25,334	$22,219
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,562	51,435	51,510	51,386
Dilutive effect of shares issued to independent directors	—	—	4	—
Dilutive effect of shares issued as part of Q3C acquisition	—	—	1	—
Dilutive effect of unvested restricted stock units	64	—	32	—
Weighted average shares for computation of diluted earnings per share	51,626	51,435	51,547	51,386

Earnings per share:
Basic earnings per share	$0.30	$0.23	$0.49	$0.43
Diluted earnings per share	$0.30	$0.23	$0.49	$0.43

Note 18—Stockholders’ Equity

Common stock — In March 2013, the Company received $1,455 for 131,989 shares of common stock issued, under a purchase arrangement within the Company’s Long-Term Incentive Plan (“LTI Plan”) for managers and executives. The LTI Plan allows participants to purchase Company common stock at a discount from the market price. The shares purchased in March 2013 were for bonuses earned in 2012 and were calculated at 75% of the average market closing price of December 2012.  In March 2012, the Company received $1,240 for 111,790 shares of common stock issued under the LTI Plan for bonuses earned in the prior year.

In March 2013, the Company issued 12,480 shares of common stock as part of the quarterly compensation of the non-employee members of the Board of Directors.

As part of the acquisition of Q3C, the Company agreed to issue shares of common stock with a value of $430 based on the average December 2012 closing prices, or $14.69 per share.  On January 7, 2013, we issued 29,273 unregistered shares of stock.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2013 was $3,700 and $7,545, respectively, compared to $2,517 and $4,759 for the same periods in 2012.  The amounts for the three and six months ended June 30, 2013 included lease payments made to related parties of $398 and $797, respectively, and $323 and $648 for the three and six months ended June 30, 2012, respectively.

Letters of credit — At June 30, 2013, the Company had letters of credit outstanding of $9,023 and at December 31, 2012, the Company had letters of credit outstanding of $6,168.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At June 30, 2013 and December 31, 2012, the Company had bid and completion bonds issued and outstanding totaling approximately $1,388,279 and $1,298,589, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). In connection with the withdrawal, the Company has recorded an estimated liability of $7,500 based on information provided by the Plan. The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Plan has asserted that the PLCA members did not affect a withdrawal in 2011, although the Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability could increase.

Prior to its acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  Subsequently, in the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C is making payments toward the liability amount.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 8 — Business Combinations and Note 13 — Contingent Earnout Liabilities.

Note 20—Reportable Operating Segments

The Company segregates its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.

The East Construction Services segment includes the JCG construction business, located primarily in the southeastern United States and the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results relating to the acquisitions of Sprint, Silva and Saxon in 2012 and FSSI in 2013.

The West Construction Services segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.  While most of the entities perform work primarily in California, Rockford operates throughout the United States and Q3C operates in the upper Midwest United States.  The Blyth joint venture is also included as a part of the segment.

The Engineering segment includes the results of Onquest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended June 30, 2013 and 2012 were as follows:

	For the three months ended June 30,
	2013		2012
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$175,398	39.4%	$156,057	46.2%
West Construction Services	258,194	58.0%	167,287	49.6%
Engineering	11,421	2.6%	14,092	4.2%
Total	$445,013	100.0%	$337,436	100.0%

Revenue by segment for the six months ended June 30, 2013 and 2012 were as follows:

	For the six months ended June 30,
	2013		2012
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East Construction Services	$365,609	42.8%	$277,907	44.2%
West Construction Services	465,880	54.4%	325,318	51.7%
Engineering	23,519	2.8%	25,784	4.1%
Total	$855,008	100.0%	$629,009	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2013 and 2012 were as follows:

	For the three months ended June 30,
	2013		2012
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$15,215	8.7%	$17,360	11.1%
West Construction Services	41,926	16.2%	24,294	14.5%
Engineering	2,396	21.0%	2,350	16.7%
Total	$59,537	13.4%	$44,004	13.0%

Gross profit by segment for the six months ended June 30, 2013 and 2012 were as follows:

	For the six months ended June 30,
	2013		2012
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East Construction Services	$30,210	8.3%	$28,778	10.4%
West Construction Services	70,675	15.2%	48,695	15.0%
Engineering	4,748	20.2%	4,127	16.0%
Total	$105,633	12.4%	$81,600	13.0%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2013 and at December 31, 2012.

Segment	June 30, 2013	December 31, 2012

East Construction Services	$70,946	$69,859
West Construction Services	44,641	44,641
Engineering	2,441	2,441
Total	$118,028	$116,941

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the six months ended June 30, 2013 and 2012 were as follows:

	Revenues
	For the six months ended June 30,
	2013		2012		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2013	December 31, 2012

United States	$845,461	98.9%	$624,293	99.3%	$914,123	$920,872
Non-United States	9,547	1.1	4,716	0.7	10,962	10,335
Total	$855,008	100.0%	$629,009	100.0%	$925,085	$931,207

All non-United States revenue has been generated in the Engineering Segment.  For the table above, revenues generated by OnQuest Canada, ULC, were used to determine non-United States revenues.

Note 21—Subsequent Event

On July 25, 2013, the Company exercised its option to draw down the remaining $25 million under the Notes Agreement, as described in Note 11 — Credit Arrangements.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required beginning July 25, 2017 with a final payment due on July 25, 2023.  All other terms and conditions under the Notes Agreement remain unchanged.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (“Second Quarter 2013 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2013 Report. You should read this Second Quarter 2013 Report, our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2013 Report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Including our predecessor companies, we have been in business for more than 65 years.  We became a publicly traded company in 2008.  At that time, our operations were focused primarily on the West Coast through our subsidiaries ARB, Inc. (“ARB”) and ARB Structures, Inc.  We also provided product engineering services through a subsidiary, OnQuest, Inc. and its wholly owned subsidiary, OnQuest Canada, ULC (formerly Born Heaters Canada, ULC) to international customers and water and waste water construction services in Florida through Cardinal Contractors, Inc.  ARB and ARB Structures are headquartered in Lake Forest, CA, OnQuest is headquartered in San Dimas, CA, OnQuest Canada, ULC is headquartered in Calgary, Canada and Cardinal Contractors is headquartered in Sarasota, FL.

Since July 2008, we have continued to strategically expand both our capabilities and our geographic presence.  This expansion has resulted in significant increases in revenues and profitability.  The following is a discussion of the major acquisitions.

•                  On December 18, 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company that has been in business for over 80 years.  Headquartered in Baton Rouge, Louisiana, JCG serves government and private clients in a broad geographical region that includes the entire Gulf Coast region of the United States.

•                  On November 8, 2010, we acquired privately-held Rockford Corporation (“Rockford).  Based in Hillsboro (outside Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities throughout most of North America.

•                  In 2012, we made four acquisitions:

•                  On March 12, 2012, we purchased certain assets of Sprint Pipeline Services, L.P. (“Sprint”), headquartered in Pearland (outside Houston), Texas.  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in Texas and the southeastern United States.

•                  On May 30, 2012, we purchased certain assets of Silva Contracting Company, Inc., Tarmac Materials, LLC and C3 Interest, LLC (collectively, “Silva”).  Based outside of Houston, Texas, Silva provides transportation infrastructure maintenance, asphalt paving, and material sales in the Gulf Coast region of the United States.  Following this acquisition, Silva was merged with the operations of JCG.

•                  On September 28, 2012, we purchased certain assets of The Saxon Group, Inc. (“Saxon”).  Based in Suwannee, Georgia (outside Atlanta), Saxon is a full service industrial construction enterprise with special expertise in the industrial gas processing and power plant sectors.

•                  On November 17, 2012, we purchased all of the stock of Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  The sellers agreed to treat the acquisition as an asset purchase under Section 338(h)(10) of the Internal Revenue Code.  Based in Little Canada, Minnesota, north of St. Paul, Minnesota, Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily for utilities in the upper Midwest region of the United States.

•                  In March 2013, the Company’s subsidiary, Primoris Energy Services Inc. (PES) purchased the assets of Force Specialty Services, Inc. (“FSSI”) which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.

The Company is a party to the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California.

During the past five years, we have also created legal entities to consolidate or focus our efforts.  For example, in 2009 we created Primoris Renewables, Inc. to focus on alternative energy projects, and in 2012, we created PES which is the legal entity that owns Sprint, Saxon and FSSI.  Additionally, some of our subsidiaries have increased their focus on certain industries or geographies.  For example, during the past year, Cardinal Contractors has opened a facility near Dallas to better serve water and wastewater construction opportunities in Texas.

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies.  We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies.  With our acquisitions of JCG and Q3C we have expanded our ability to provide services to our historical customers in additional geographies.  Our diversified customer base includes many of the leading pipeline, power generation and utility companies in the United States.  We often provide services under multi-year master service agreements (“MSA”).

In the second quarter of 2013, we closed two of our small subsidiaries, Calidus and All Day Electric Company, Inc.  For 2012, their combined revenue was less than 0.3% of total consolidated Primoris revenue and the costs of closure were not material.

Additional information about us can be found in our press releases and other public filings.  We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet website, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our website address is www.prim.com. The information on our Internet website is neither part of nor incorporated by reference into this Second Quarter 2013 Report.

End-Markets

We are a diversified specialty construction company, and our strategy is to serve customers in different end markets.  Our primary focus is on the following end markets:

•                  Underground construction.  This market consists of two types of projects.  The first is the construction of major capital projects primarily underground infrastructure for the oil and gas, telecommunication and water and wastewater industries.  The second is installation, repair and maintenance of underground services, typically for utility customers.  Our subsidiaries ARB, Rockford and Sprint provide construction services to the major capital projects market while ARB, Q3C and Sprint provide services to utility customers.

•                  Industrial construction.  In this market we provide construction services in such facilities as power plants, refineries and industrial gas and petrochemical facilities.  Our subsidiaries ARB, JCG and Saxon are providers of services in this market.

•                  Heavy civil construction.  We provide construction for highways and bridges, primarily to state agencies.  We also sell aggregates and asphalt.  Our subsidiary JCG is focused on this market, primarily in the states of Louisiana, Texas and Mississippi.

•                  Water and wastewater construction.  Our subsidiary Cardinal Contractors provides construction services to the water and wastewater industry, primarily in Florida and Texas.

•                  Engineering services.  We provide product engineering services primarily for the energy industry.  Our Engineering group specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

•                  Other construction services.  Our subsidiary ARB Structures builds poured-in-place parking structures in Southern California and our subsidiary FSSI provides turnaround services in the Houston market at refineries and chemical plants.

As opportunities change in our end markets and as we have grown the company, the amount of work we do in any of our end markets fluctuates.  The following table shows the percentage of revenues derived from the major end markets for the twelve-month periods listed:

	Twelve Months Ended June 2013	Twelve Months Ended December 2012	Twelve Months Ended December 2011

Underground
Capital projects	19.3%	13.6%	22.9%
Utility services	28.5%	27.6%	21.0%
Industrial	24.0%	24.6%	18.4%
Heavy Civil	17.2%	21.3%	24.8%
Engineering	2.5%	3.0%	3.4%
Other	8.5%	9.9%	9.5%
Total	100.0%	100.0%	100.0%

Reportable Segments

We present our operations in three reportable segments:  West Construction Services (West), East Construction Services (East) and Engineering.  Our segment structure has been determined in accordance with ASC 280, Segment Reporting.  All of our segments derive their revenues primarily from construction and product engineering in the United States.

Our two Construction Services segments provide the following:

•                  installation of underground pipeline, cable and conduits for entities in the petroleum, petrochemical and water industries;

•                  installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries;

•                  installation of complex commercial and industrial cast-in-place structures; and

•                  construction of highways and industrial and environmental construction.

East Construction Services

The East Construction Services segment consists of businesses located primarily in the southeastern United States and along the Gulf Coast.  Included in this segment are the operations of JCG’s Heavy Civil, Industrial and Infrastructure & Maintenance divisions; Cardinal Contractor’s water and wastewater construction activities; and the services provided by the 2012 and 2013 acquisitions (Sprint; Silva, Saxon and FSSI).

West Construction Services

The West Construction Services segment consists of businesses located primarily in the western United States.  The segment includes the underground and industrial operations of ARB, Inc.; the operations of Rockford (which performs its major capital underground work throughout the United States); the operations of ARB Structures, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. (100% owned in 2011 and 50% in prior years), the 2012 acquisition of Q3C, Stellaris, LLC, Primoris Renewables, Inc. and Juniper Rock, Inc.  The segment also includes the operations of the Blythe Power Constructors joint venture.

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

We and our customers are operating in a challenging business environment in light of the on-going economic uncertainty, fluctuations in capital markets and potential regulatory changes and uncertainties.  We are closely monitoring our customers and the effect that changes in economic and market conditions and regulatory environment may have on them. We have experienced delays in project awards and the start of awarded projects as customers carefully consider their overall environment prior to investing in new infrastructure.  However, we believe that most of our customers, some of whom are regulated utilities, remain financially stable and will be able to continue with their business plans in the long-term without substantial constraints.

Within these trends for the economy in general, we believe that there are positive opportunities within our end markets over the next five-year horizon.  The development of shale oil and gas has a positive impact on the capital projects in our underground market both in large diameter pipeline projects and the well fields.  The increased emphasis on pipeline integrity by utility companies provides growth potential in our utility underground markets.  The apparent long-term nature of reduced natural gas prices should lead to increased opportunities for our industrial markets in the Gulf Coast region, and the impact of regulatory rules in California provides an opportunity for continuing upgrades to power plants.  At present, the heavy civil market growth is moderate as state funding is restrained and the timing of any federal funding growth is uncertain. Finally, the continuing drought in the western United States may lead to future opportunities in the water and wastewater market.

We believe that we are positioned to take advantage of the opportunities in our end market segments; however, these opportunities may not occur in a linear fashion.  As a contractor, we are dependent on the owners for project development, project funding and project timing.  Owners’ decisions and market opportunities tend to cause significant fluctuations in revenues, profits and cash flows.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. We use estimates in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes.  Actual results could differ significantly from our estimates, and our estimates could change if there were made under different assumptions or conditions.

Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2012, relate primarily to revenue recognition for fixed price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and litigation and contingencies.  There have been no material changes to our critical accounting policies since December 31, 2012.

Results of operations

In the discussion of our results of operations, we provide separate information for the results of the companies that we have acquired since June 2012.  Silva, Saxon, Q3C and FSSI are identified as “Acquired Companies.”  For the business units that were part of Primoris at the end of June 2012, results of operations are identified as “Comparable Companies.”

Revenues, gross profit, operating income and net income for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$445,013	100.0%	$337,436	100.0%
Gross profit	59,537	13.4%	44,004	13.0%
Selling, general and administrative expense	31,560	7.1%	23,396	6.9%
Operating income	27,977	6.3%	20,608	6.1%
Other income (expense)	(2,094)	(0.5)%	(1,405)	(0.4)%
Income before income taxes	25,883	5.8%	19,203	5.7%
Income tax provision	(9,990)	(2.2)%	(7,346)	(2.2)%
Net income	$15,893	3.6%	$11,857	3.5%
Net income attributable to noncontrolling interests	(329)	(0.1)%	(124)	—%
Net income attributable to Primoris	$15,564	3.5%	$11,733	3.5%

Revenues, gross profit, operating income and net income for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$855,008	100.0%	$629,009	100.0%
Gross profit	105,633	12.4%	81,600	13.0%
Selling, general and administrative expense	60,179	7.0%	43,670	7.0%
Operating income	45,454	5.4%	37,930	6.0%
Other income (expense)	(3,324)	(0.4)%	(1,633)	(0.3)%
Income before income taxes	42,130	5.0%	36,297	5.7%
Income tax provision	(16,197)	(1.9)%	(13,910)	(2.2)%
Net income	$25,933	3.1%	$22,387	3.5%
Net income attributable to noncontrolling interests	(599)	(0.1)%	(168)	—%
Net income attributable to Primoris	$25,334	3.0%	$22,219	3.5%

Revenues

Revenues for the three months ended June 30, 2013 increased by $107.6 million, or 31.9%, compared to the same period in 2012.  The Acquired Companies contributed $55.5 million, or 16.5%, while the Comparable Companies contributed growth of $52.1 million, or 15.4%. Revenues increased at our two construction segments while decreasing in our engineering segment.  The primary increases were in underground pipeline revenue for Rockford, which saw a $60.6 million increase primarily in its work in Pennsylvania, and Sprint, which had a $20.7 million increase, while the Blythe joint venture revenue increased by $11.8 million.  These increases were partially offset by a decrease of $17.7 million at the JCG Heavy Civil division and of $9.3 million in ARB Underground projects.

Revenues for the six months ended June 30, 2013 increased by $226.0 million, or 35.9%, compared to the same period in 2012.  Growth from Comparable Companies contributed $146.1 million, or 23.2%, and the Acquired Companies contributed $79.9 million, or 12.7%.  Revenues increased at our two construction segments while decreasing at our engineering segment.  The primary increases were in underground pipeline, where Rockford saw a $94.9 million increase, Sprint, which had a revenue increase of $60.5 million (we acquired Sprint during the first quarter of 2012), and the Blythe joint venture, where revenues increased by $26.5 million.  These increases were somewhat offset by a reduction in revenues at ARB of $42.8 million.

Gross Profit

Gross profit increased by $15.5 million, or 35.2%, for the three months ended June 30, 2013 compared to the same period in 2012. The Acquired Companies contributed $5.6 million, or 12.9%, while the profit increase from growth at the Comparable Companies was $9.9 million, or 22.5%.  The Comparable Companies growth increase included $12.2 million from the West segment primarily attributable to the increase in underground pipeline revenues at Rockford and the approaching completion of a major power project at the ARB Industrial division.  Gross profit for the Comparable Companies in the East segment declined by $2.4 million, due primarily to lower volume and lower gross profit margins at the JCG Heavy Civil division.

Gross profit increased by $24.0 million, or 29.4%, for the six months ended June 30, 2013 compared to the same period in 2012. The Acquired Companies contributed $6.2 million, or 7.6%, while the profit increase from growth at the Comparable Companies was $17.8 million, or 21.8%.  The Comparable Companies growth increase was $16.9 million from the West segment primarily attributable to the benefit of nearing completion of a major power project and increases in Rockford pipeline revenues.  The Comparable Companies of the East and Engineering segments combined gross profit increased by $0.9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $8.2 million, or 34.9%, for the three months ended June 30, 2013, compared to the same period in 2012.  The increase of SG&A expenses as a result of the Acquired Companies was $4.2 million, or 18.0%, with the balance of the increase of $4.0 million due primarily to a $3.3 million increase in compensation and compensation-related expenses, and increases in other SG&A expenses of $0.7 million.

For the six months ended June 30, 2013, the increase was $16.5 million, or 37.8% compared to the first six months of 2012.  The amount of the increase attributable to the Acquired Companies was $7.3 million, or 16.7%.  The Comparable Companies increase of $9.2 million, or 21.1%, compared to the same period in 2012, was primarily due to $6.3 million of compensation and compensation-related expenses.  These costs increased as a result of increased administrative support costs related to labor-intensive pipeline integrity work and service-related projects, increased incentive compensation expense for a larger number of participants in the management incentive compensation program and cost of living increases.  Expenses also increased due to increased transportation expenses of $1.1 million, and consulting, legal and other SG&A expenses of $1.8 million.

SG&A as a percentage of revenue was 7.1% and 7.0% for the three and six months ended June 30, 2013, respectively, compared to 6.9% for both the corresponding periods in 2012.  Excluding the impact of the Acquired Companies, SG&A as a percentage of revenue was 7.0% and 6.8% for the three and six months ended June 30, 2013, respectively.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Income (loss) from non-consolidated entities	$(213)	$(47)	$56	$1,054
Foreign exchange loss	(29)	$(6)	$(88)	$(48)
Other expense	(377)	(371)	(433)	(579)
Interest income	23	25	63	47
Interest expense	(1,498)	$(1,006)	$(2,922)	$(2,107)
Total other income (expense)	$(2,094)	$(1,405)	$(3,324)	$(1,633)

For the three months ended June 30, 2013, the loss from non-consolidated investments was primarily due to a loss recorded at WesPac while for the six months ended June 30, 2013, $0.6 million income from the investment in Alvah offset WesPac losses.

The Company uses the U.S. dollar as its functional currency in Canada since most monetary transactions are made in U.S. dollars. For accounting purposes, transactions made in Canadian dollars are converted to U.S. dollars and we recorded foreign exchange losses for the periods presented.

Other expense represents the increase in the estimated fair value of the contingent earnout liabilities for the acquisitions of Sprint, Saxon, Q3C and FSSI.

For the three and six months ended June 30, 2013, interest expense was $1.5 million and $2.9 million, respectively, compared to $1.0 million and $2.1 million for the same periods in 2012.  The increases were due primarily to interest on the $50 million 3.65% Senior Secured Notes, dated December 29, 2012.

Provision for income taxes

Our provision for income taxes increased $2.6 million for the three months ended June 30, 2013 to $10.0 million compared to $7.4 million in the same period in 2012 primarily as a result of higher income before taxes.

Our provision for income taxes increased $2.3 million for the six months ended June 30, 2013 to $16.2 million, compared to $13.9 million for the same period in 2012. The $2.3 million increase results from higher income before taxes and a higher effective tax rate, which contributed to the increase by $2.1 million and $0.2 million, respectively. The tax rate applied to income attributable to Primoris in the six months ended June 30, 2013 was 39.0%, compared to 38.5% for the same period in 2012.  The 0.5% increase in the effective tax rate results primarily from the variability of estimated nondeductible per diems.

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

Segment results

East Segment

Revenue and gross profit for the East segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$175,398		$156,057
Gross profit	15,215	8.7%	17,360	11.1%

	Six Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$365,609		$277,907
Gross profit	30,210	8.3%	28,778	10.4%

Revenues for the East segment increased by $19.3 million, or 12.4%, for the three months ended June 30, 2013 compared to the same period in the prior year.  The acquisitions of Saxon and FSSI added $14.8 million of this increase in revenues.  For the quarter, Sprint revenues increased by $20.7 million from increased activity in gas and crude-oil pipeline capital projects in the Eagle Ford area located in south Texas.  Cardinal Contractors revenues increased by $4.0 million due to increased work on water treatment facilities in Florida and Texas, and revenues increased by $5.7 million at the JCG Industrial division. These revenue increases were offset by decreases of $17.7 million at the JCG Heavy Civil division and $8.2 million at the JCG Infrastructure and Maintenance division.  Compared to the previous year quarter, revenues at Louisiana DOT decreased by $25.8 million which was only partially offset by an increase of $12.2 million from Texas DOT revenues.

Revenues increased by $87.7 million, or 31.6%, for the six months ended June 30, 2013 compared to the same period of the prior year.  The acquisitions of Saxon and FSSI contributed $23.7 million, or 8.5%, in revenues.  Sprint provided an increase in revenues of $60.5 million, Cardinal Contractors revenues increased by $7.6 million and revenues for the JCG Industrial division increased by $32.9 million.  These increases were offset by revenue decreases at the JCG Heavy Civil division of $25.4 million and at the JCG Infrastructure and Maintenance division of $11.7 million due to weather and delays on project startup.  Compared to the first six months of 2012, revenues from Louisiana DOT decreased by $46.3 million while revenues from Texas DOT increased by $26.1 million.

Gross profit for the East segment decreased by $2.1 million, or 12.4%, for the three months ended June 30, 2013 compared to the same period in the prior year. This includes a gross profit contribution of $0.2 million from Saxon and FSSI. The gross profit at Cardinal Contractors increased by $0.8 million and the gross profit at the JCG Industrial division increased by $1.0 million.  Gross profit from the JCG Heavy Civil division decreased by $4.3 million due primarily from the reduced revenues and the transition from completed projects with higher margins in Louisiana in 2012 and the startup of the Belton area projects.

Gross profit increased by $1.4 million, or 5.0%, for the six months ended June 30, 2013 compared to the same period of the prior year.  The acquisitions of Saxon and FSSI contributed $1.1 million in gross profit Sprint contributed $2.2 million in increased gross profit, Cardinal Contractors increased gross profit by $1.5 million and the JCG Industrial division gross profit increased by $3.8 million due to completion of a large industrial facility in south Louisiana.  These increases in gross profit were offset by a decrease of $6.8 million at the JCG Heavy Civil division and $0.4 million at the JCG Infrastructure and Maintenance division.  The decrease for the JCG Heavy Civil division resulted from the startup of the I-35 projects in Texas and a gross profit reduction for three projects in North Louisiana due to weather conditions and the handling of embankment materials.

Gross profit as a percent of revenues decreased to 8.7% compared to 11.1% in the prior year quarter and decreased to 8.3% for the six months ended June 30, 2013 compared to 10.4% in the same period in the previous year.  Gross profit margins at Sprint’s pipeline projects for the first six months of 2013 were at 8.2% due to reduced productivity, adverse weather conditions and project delays. The JCG Heavy Civil division gross profit margins for the first six months of 2013 were at 6.5% due to startup of the I-35 projects in Texas and the impact of the North Louisiana projects.

West Segment

Revenue and gross profit for the West segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$258,194		$167,287
Gross profit	41,926	16.2%	24,294	14.5%

	Six Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$465,880		$325,318
Gross profit	70,675	15.2%	48,695	15.0%

Revenue for the West segment increased by $90.9 million, or 54.3%, for the three months ended June 30, 2013, compared to the same period in 2012.  The Q3C acquisition added revenues of $40.7 million during the three months ended June 30, 2013.  Excluding Q3C, the revenue increase was $50.2 million or 30.0% for the three months ended June 30, 2013, compared to the same period in 2012.  Rockford revenues increased by $60.6 million, and parking structure projects adding $2.3 million.  The Rockford increase is primarily attributable to pipeline construction projects for major gas utilities in the Pennsylvania shale area. These increases were offset by decreases in the ARB Underground division of $9.3 million and a decrease of $3.3 million for the ARB Industrial division.  The reduced revenues at ARB Underground are primarily the result of a $6.9 million reduction in revenues from fewer MSA work authorizations at its largest customer, and the reduction at ARB Industrial reflects the completion of power projects at the end of 2012 and reduced revenues at a large power plant project nearing completion.

Revenue for the West segment increased by $140.6 million, or 43.2%, for the six months ended June 30, 2013, compared to the same period in 2012.  Of this increase, $56.2 million was attributable to the acquisition of Q3C.  Excluding Q3C, the revenue increase was $84.3 million, or 25.9%, for the six months ended June 30, 2013, compared to the same period in 2012. The increase in revenues was from Rockford’s increase of $94.9 million and parking structure projects adding $6.7 million.  These increases were offset by decreases at ARB Underground of $9.4 million and at ARB Industrial of $7.9 million.

Gross profit for the West segment increased by $17.6 million, or 72.6%, during the three months ended June 30, 2013, compared to the same period in 2012.  Of this increase, gross profit at Q3C contributed $5.4 million while gross profit excluding Q3C increased by $12.2 million, or 50.2%, for the three months ended June 30, 2013 compared to the same period in 2012.  The increases were mainly due to gross profit growth of $5.6 million at Rockford as a result of its increased revenues, increased profit at the ARB Industrial division of $9.7 million as a result of the approaching completion of a major power project and increased gross profit in parking structure projects of $0.6 million For the second quarter of 2013, the gross profit for the ARB Underground business decreased by $3.7 million compared to the same period in 2012, mainly due to the lower revenues.

Gross profit for the West segment increased by $22.0 million, or 45.1%, during the six months ended June 30, 2013, compared to the same period in 2012.  Of this increase, gross profit at Q3C contributed $5.1 million for the period.  Excluding Q3C, gross profit increased by $16.9 million, or 34.7%, for the six months ended June 30, 2013, compared to the first six months of 2012.  The total increase was due to gross profit contributions at ARB Industrial of $11.5 million, Rockford of $3.2 million, ARB Structures of $1.4 million and ARB Underground of $0.8 million.  While the ARB Industrial major power plant project is nearing completion, successful completion of the total project could result in a benefit from remaining contingent cost items.

Gross profit as a percent of revenue increased to 16.2% and 15.2% during the three and six months ended June 30, 2013, respectively, from 14.5% and 15.0%, in the same periods of 2012. These increased percentages were due primarily to the impact of the near completion of the ARB Industrial power plant project.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$11,421		$14,092
Gross profit	2,396	21.0%	2,350	16.7%

	Six Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$23,519		$25,784
Gross profit	4,748	20.2%	4,127	16.0%

Revenue for the Engineering segment decreased by $2.7 million, or 19.0%, for the three months ended June 30, 2013, and by $2.3 million, or 8.8%, for the six months ended June 30, 2013, compared to the same periods in 2012. This decrease is mainly due to delays in the start date of certain capital projects but which are expected to begin later in 2013.

Gross profit for the Engineering segment for the three months ended June 30, 2013 increased as a percentage of revenue from 16.7% to 21.0%, compared to the same period in 2012, due to the close-out of smaller projects in the period.  For the six months ended June 30, 2013, gross profit increased by $0.6 million, or 15.0%, compared to the same period in 2012.

Geographic area financial information

Revenue by geographic area for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$845,461	98.9%	$624,293	99.3%
Non—United States	9,547	1.1%	4,716	0.7%
Total revenues	$855,008	100.0%	$629,009	100.0%

All non-United States revenue has been generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, much of that work was done in the Far East and Australia.

Backlog

For companies in the construction industry backlog can be an indicator of the future revenue stream. Different companies define and calculate backlog in different manners. For the past few years, we considered backlog as the anticipated revenue from the uncompleted portions of existing contracts for which we had known revenue amounts.  Thus, we included in our backlog amount the unearned revenue from our fixed price and fixed unit price contracts. We did not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog, since their ultimate revenue amount is difficult to determine.  We also did not include any anticipated revenue from our master service agreements (“MSA”) until we had been given a specific work order or contract.  An MSA provides a framework for future work in that contractual terms and conditions have been agreed on, but there is not a minimum amount to which a customer commits.  In some instances, a signed MSA has led to no revenues from the customer.

Using the calculations as we have in the past, the following table shows backlog by operating segment at December 31, 2012 and June 30, 2013 and the changes in backlog for the six months ended June 30, 2013 (in millions):

Segment	Backlog at December 31, 2012	Contract Additions to Backlog	Revenue Recognized from Backlog	Backlog at June 30, 2013	Revenue Recognized from Non-Backlog Projects	Total Revenue for 6 months ended June 30, 2013

East	$970	$342	$313	$999	$53	$366
West	361	368	368	361	98	466
Engineering	15	26	19	22	4	23
Total	$1,346	$736	$700	$1,382	$155	$855

At June 30, 2013, our total backlog was $1.38 billion representing an increase of $36 million, or 2.7%, from $1.35 billion at December 31, 2012.  We expect that during the next four quarters, we will recognize as revenue approximately 45% of the East backlog at June 30, 2013; approximately 97% of the West backlog and approximately 100% of the Engineering backlog.

With the acquisitions of Sprint and Q3C, we have increased the percentage of revenues derived from MSAs which we historically have not included in our backlog calculations.  For the first six months of 2013, Q3C derived approximately 77% of its revenue from MSAs, Sprint derived approximately 26% of its revenue from MSAs and ARB derived approximately 55% of its revenue from MSAs.

The following table shows MSA revenue ($ in millions) for the past six quarters:

Quarter	MSA Revenue
2012 Q1	73
2012 Q2	88
2012 Q3	111
2012 Q4	139
2013 Q1	98
2013 Q2	123

Based on the historical information and to better reflect the transition to an increased level of MSA contract revenue, we believe that changing our backlog calculation to include an estimated MSA level provides a better indication of our future revenue stream.  The following table shows the revised backlog by operating segment at June 30, 2013 (in millions).  The estimated MSA revenues for the next four quarters, shown in the table below are net of approximately $50 million for MSA projects already included in the traditional backlog calculation.

Segment:	Backlog at June 30, 2013 — As Reported Above	Estimated Annual MSA Revenues at June 30, 2013	Revised Backlog at June 30, 2013

East	$999	$92	$1,091
West	361	329	690
Engineering	22	—	22
Total	$1,382	$421	$1,803

We expect that during the next four quarters, we will recognize as revenue approximately 50% of the East revised backlog at June 30, 2013; approximately 98% of the West revised backlog and approximately 100% of the Engineering revised backlog.

Backlog should not be considered a comprehensive indicator of future revenues.  The backlog estimates include amounts from estimated MSA revenues, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs.  Any of our contracts, MSA, fixed price or fixed unit price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Even with the inclusion of estimated MSA amounts, future revenues from projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts are not included in our estimated backlog amount.

Our estimated backlog amount does not include anticipated contract awards

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, meet our contractual obligations and execute our business plan.  Specifically, we need liquidity for working capital, income taxes, debt service, capital expenditures and earn-out obligations.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow; however, we have availability under our lines of credit and shelf facility to meet additional liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

At June 30, 2013, our balance sheet included cash and cash equivalents of $113.8 million.  We currently have the following credit facilities:

•                  a $75 million credit facility that expires on December 28, 2017, under which we can issue letters of credit for up to the full amount of the facility.  At June 30, 2013, we have issued letters of credit of $5.7 million on this facility, resulting in $69.3 million in available borrowing capacity. The credit agreement also provides for an incremental facility of up to $50 million.

•                  the Company entered into $50 million Senior secured Notes purchase, funded on December 28, 2012, and a $25 million shelf agreement credit facility, which could be funded during the first three years of the Note Agreement with a maturity no more than 10 years from the date issued.  On July 25, 2013, the Company exercised its option to draw down the remaining $25 million under the shelf agreement credit facility, and;

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At June 30, 2013, $3.5 million of letters of credit (Canadian dollars) were outstanding, with $6.5 million available under this credit facility for additional letters of credit.

We believe that with our cash on hand, short-term investments, operating cash flows and availability under our existing credit facilities, that we will be able to support our ongoing working capital needs for the next twelve month period.

Cash Flows

Cash flows during the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
	2013	2012
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(11,644)	$39,703
Net cash (used in) provided by investing activities	(48,593)	(17,809)
Net cash provided by (used in) financing activities	16,463	(22,914)
Net change in cash and cash equivalents	$(43,774)	$(1,020)

Operating activities

The sources and uses of our cash flow from operating activities for the six months ended June 30, 2013 are as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
		(Thousands)
Operating Activities:
Operating income	$45,454	$37,930	$7,524
Depreciation	19,912	13,557	6,355
Amortization of intangible assets	3,685	3,193	492
Gain on sale of property and equipment	(202)	(1,776)	1,574
Stock-based compensation expense	91	—	91
Changes in assets and liabilities	(61,152)	2,136	(63,288)
Non-consolidated entity distributions	145	1,260	(1,115)
Foreign exchange loss	(88)	(48)	(40)
Other expense	(433)	(579)	146
Interest income	63	47	16
Interest expense	(2,922)	(2,107)	(815)
Provision for income taxes	(16,197)	(13,910)	(2,287)
Net cash provided by (used in) operating activities	$(11,644)	$39,703	$(51,347)

The most significant components of the $11.6 million use of cash from operations was the $61.2 million change in assets and liabilities from the December 31, 2012 balance sheet to the June 30, 2013 balance sheet.  The change is summarized as follows:

•                  accounts payable decreased by $50.4 million.  As noted in both the 2012 Annual Report and the Form 10-Q for the quarter ended March 31, 2013, increased operating activity at the end of the year had resulted in an unusually high level of accounts payable at the end of 2012.  Accounts payable aging at the end of June 2013 reflect more historical aging of accounts payable;

•                  a $17.0 million decrease in accounts receivable.  At June 30, 2013, accounts receivable represented 27.1% of our total assets compared to 28.8% at the end of 2012.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  a $28.6 million increase in costs and estimated earnings in excess of billings. This increase is the offset to the decrease in the accounts receivable.  The increase was approximately $5.1 million for the ARB Underground division, $4.6 million for Q3C and $1.4 million for Sprint primarily representing a time lag from when revenues were earned until the utility customer can be billed.  At Rockford, the increase was approximately $15.8 million for a fixed fee contract with billing allowed at certain milestones.

•                  a $10.1 million decrease in contingent earn-out liabilities, as a result of payments made in April 2013 for $10.9 million to the former owners of Rockford and Sprint upon achievement of 2012 operating targets;

•                  a $7.9 million decrease in customer retention deposits representing both normal retention payments and release of the $5 million escrow associated with the Rockford note;

•                  and a net increase in liabilities resulting from small increases in accrued expenses and billings in excess of costs and estimated earnings offset by small increases in inventory and other current assets and other long term liabilities.

During the first six months of 2013, we paid $18.0 million for income taxes compared to $11.1 million in the same period of the previous year, as a result of taxes on increased income for the six months ended June 30, 2013, compared to the same period in 2012, which included the additional activities of the acquisitions of Sprint, Saxon, Q3C and FSSI.

Investing activities

During the six months ended June 30, 2013, we purchased property and equipment for $49.3 million in cash, compared to $12.4 million during the same period in 2012.  These purchases were principally for construction equipment. For the past few years, it has been our practice to invest in property and equipment on a net basis at a level approximating our combined depreciation and amortization expense levels.  In the first six months of 2013, we invested $22.4 million in equipment at Q3C.  This investment was made to allow Q3C to expand its operations for both new and ongoing customer opportunities.  Excluding the Q3C purchases, our purchases level is not far from our past practice.  With the Q3C purchases, we expect that our net purchases for 2013 will be approximately $65 million.

We believe the ownership of equipment is generally preferable to renting equipment on a project by project basis, as ownership helps to ensure the equipment is available for our workloads when needed.  In addition, ownership has historically resulted in lower overall equipment costs.

As part of our normal equipment upgrade program, during the six months ended June 30, 2013, we received proceeds from the sale of used equipment of $1.7 million compared to $6.7 million for same period in 2012.

We invest excess cash in short-term investments consisting primarily of CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.  During the first six months of 2013, our sale of short-term investments and movement to cash was $4.2 million compared to sales and movements to cash of $23.0 million in the same period of 2012.

In March 2013, we used $1.0 million in cash for the acquisition of FSSI.

Financing activities

Financing activities provided $16.5 million of cash during the six months ended June 30, 2013.  Significant transactions providing and using cash flows from financing activities included:

•                                    $42.4 million proceeds from the issuance of long term debt for equipment financing.

•                                    $25.8 million in repayment of long-term debt and capital leases.

•                                    $1.45 million in proceeds from the issuance of 131,989 shares purchased by the participants in the Primoris Long-Term Retention Plan.

•                                    Dividends paid of $1.55 million.

Credit agreements

For a description of our credit agreements, see Note 11 — “Credit Arrangements” in Item I of the Financial Statements.

Related party transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chief Executive Officer, President and Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties from SIGI at the following locations:

5.              Bakersfield (lease expires October 2022)

6.              Pittsburg (lease expires April 2023)

7.              San Dimas in California (lease expires March 2019)

8.              Pasadena, Texas (leases expire in July 2019 and 2021)

During the six months ended June 30, 2013 and 2012, the Company paid $471,000 and $462,000, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011.  The Company recognized no revenues in 2013 and recognized revenues of $355,000 for the six months ended June 30, 2012, at normal margins.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2013 and 2012, Primoris paid $150,000 and $141,000, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2013 and 2012, Primoris paid $45,000 and $45,000, respectively, in lease payments.  The lease expires in January 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2013, the Company paid $132,000, in lease payments to Quality RE Partners for the use of this property.  The lease commenced October 28, 2012 and expires in October 2022.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $21,000 and $0 in related party revenues for the six months ended June 30, 2013 and 2012, respectively, from the WesPac joint venture.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During the six months ended 2013, payments made to Alvah as a subcontractor by ARB and Q3C were $2,909,000 and $212,000, respectively.

Common stock

In March 2013, the Company received $1,455,000 and issued 131,989 shares of common stock under a purchase arrangement within the Company’s Long-Term Incentive Plan for managers and executives.

In March 2013, the Company issued 12,480 shares and in July 2013, we issued 9,110 shares of common stock, both as part of the compensation of the non-employee members of the Board of Directors.

With the acquisition of Q3C, the Company agreed to issue shares of common stock with a value of $430,000 based on the average December 2012 closing price, or $14.69 per share.  The Company issued 29,273 unregistered shares of stock in February 2013.

Contractual obligations

A summary of contractual obligations at June 30, 2013 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$174,432	$26,302	$48,679	$45,710	$53,741
Interest on debt and capital lease obligations (1)	20,055	4,446	7,182	4,667	3,760
Equipment operating leases	14,884	6,009	7,637	1,238	—
Real property leases	11,906	2,871	3,912	2,830	2,293
Real property leases—related parties	7,134	1,611	2,063	1,553	1,907
	$228,411	$41,239	$69,473	$55,998	$61,701

Stand-by letters of credit	$9,023	$9,023	$—	$—	$—

(1)         The interest amount assumes principal payments are made as originally scheduled in the obligations.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At June 30, 2013, we had letters of credit outstanding of $9.0 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.

•                  Equipment operating leases with a balance of $14.9 million at June 30, 2013.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At June 30, 2013, we had $1.4 billion in outstanding bonds.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in footnote 19 of the Financial Statements in Item 1, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs.  The price of fuel is subject to fluctuations for factors beyond our control, but we closely monitor changes and include the available information in our bidding activities.  Some of our longer-term contracts with state departments of transportation include clauses which allow us to recover some of the additional costs incurred due to inflation.  To date, we have not had a significant impact from inflationary pressures on our cost of labor; and at this time, we cannot estimate the impact of government fiscal policies on wage rates in future periods.  In some of our contracts we are responsible for procurement of materials or equipment.  For these contracts, we attempt to reduce the risk of inflation by placing firm price purchase orders, or in some cases, purchasing the materials or equipment at the time of the contract.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to risks related from financial market conditions. For us, these risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may seek to manage these risks through the use of financial derivative instruments such as foreign currency exchange contracts and interest rate swaps.  At June 30, 2013, we had no such derivative financial instruments.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter parties that are generally financial institutions in a manner to limit significant exposure with any one party.

Due to their generally short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) program and U. S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.  We expect to hold our investments to maturity.

At June 30, 2013, all of our long-term debt was under fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2013, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As part of the consideration for the acquisition of Q3C, the Company issued 29,273 shares of unregistered common stock in February 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Promissory Note, dated June 11, 2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (*)
10.2

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (*)

10.3

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (*)

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 7, 2013	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Promissory Note, dated June 11, 2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (*)
10.2

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (*)

10.3

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (*)

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

(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.