Form 10-Q
period 2013-09-30
Primoris Services Corp
filed 2013-11-05
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

At November 6, 2013, 51,571,394 shares of the registrant’s common stock were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$174,034	$157,551
Short term investments	3,179	3,441
Customer retention deposits and restricted cash	15,377	35,377
Accounts receivable, net	284,497	268,095
Costs and estimated earnings in excess of billings	80,434	41,701
Inventory and uninstalled contract materials	43,616	37,193
Deferred tax assets	10,477	10,477
Prepaid expenses and other current assets	12,830	10,800
Total current assets	624,444	564,635
Property and equipment, net	220,179	184,840
Investment in non-consolidated entities	6,546	12,813
Intangible assets, net	48,002	51,978
Goodwill	118,626	116,941
Other long-term assets	1,214	—
Total assets	$1,019,011	$931,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,882	$151,546
Billings in excess of costs and estimated earnings	147,464	158,892
Accrued expenses and other current liabilities	101,881	76,152
Dividends payable	1,805	—
Current portion of capital leases	3,928	3,733
Current portion of long-term debt	26,910	19,446
Current portion of contingent earnout liabilities	8,763	10,900
Total current liabilities	410,633	420,669
Long-term capital leases, net of current portion	2,760	3,831
Long-term debt, net of current portion	188,713	128,367
Deferred tax liabilities	20,018	20,018
Long-term contingent earnout liabilities, net of current portion	6,083	12,531
Other long-term liabilities	13,243	13,153
Total liabilities	641,450	598,569
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,571,394 and 51,403,686 issued and outstanding at September 30, 2013 and December 31, 2012	5	5
Additional paid-in capital	159,058	155,605
Retained earnings	217,540	175,517
Noncontrolling interests	958	1,511
Total stockholders’ equity	377,561	332,638
Total liabilities and stockholders’ equity	$1,019,011	$931,207

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$551,333	$431,842	$1,406,341	$1,060,851
Cost of revenues	475,868	375,551	1,225,243	922,960
Gross profit	75,465	56,291	181,098	137,891
Selling, general and administrative expenses	36,478	26,014	96,657	69,684
Operating income	38,987	30,277	84,441	68,207
Other income (expense):
Income (loss) from non-consolidated entities	113	(159)	169	895
Foreign exchange gain (loss)	91	18	3	(30)
Other expense	(376)	(382)	(809)	(961)
Interest income	32	96	95	143
Interest expense	(1,579)	(937)	(4,501)	(3,044)

Income before provision for income taxes	37,268	28,913	79,398	65,210
Provision for income taxes	(14,075)	(10,965)	(30,272)	(24,875)
Net income	$23,193	$17,948	$49,126	$40,335

Less net income attributable to noncontrolling interests	(1,348)	(432)	(1,947)	(600)

Net income attributable to Primoris	$21,845	$17,516	$47,179	$39,735

Earnings per share:
Basic	$0.42	$0.34	$0.92	$0.77
Diluted	$0.42	$0.34	$0.91	$0.77
Weighted average common shares outstanding:
Basic	51,568	51,398	51,529	51,387
Diluted	51,671	51,404	51,595	51,402

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$49,126	$40,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,003	20,719
Amortization of intangible assets	5,576	4,669
Gain on sale of property and equipment	(1,176)	(2,396)
Income from non-consolidated entities	(169)	(895)
Impairment expense for non-consolidated entities	3,250	—
Non-consolidated entity distributions	3,186	1,260
Stock—based compensation expense	229	—
Changes in assets and liabilities:
Customer retention deposits and restricted cash	20,000	(3,324)
Accounts receivable	(16,402)	(64,933)
Costs and estimated earnings in excess of billings	(38,733)	(21,089)
Other current assets	(8,665)	475
Accounts payable	(32,551)	20,433
Billings in excess of costs and estimated earnings	(11,428)	7,329
Contingent earnout liabilities	(9,287)	(2,489)
Accrued expenses and other current liabilities	26,626	20,688
Other long-term liabilities	90	(1,510)
Net cash provided by operating activities	20,675	19,272
Cash flows from investing activities:
Purchase of property and equipment	(68,749)	(23,720)
Proceeds from sale of property and equipment	6,554	7,683
Purchase of short-term investments	(5,620)	(6,380)
Sale of short-term investments	5,882	23,000
Cash paid for acquisitions	(2,273)	(38,110)
Net cash used in investing activities	(64,206)	(37,527)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	97,035	16,671
Repayment of capital leases	(3,399)	(8,018)
Repayment of long-term debt	(29,225)	(12,177)
Repayment of subordinated debt	—	(17,501)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,455	1,240
Dividends paid	(3,352)	(4,611)
Payment of accumulated earnings to non-controlling interest holder	(2,500)	—
Repurchase of common stock	—	(1,001)
Net cash provided by (used in) financing activities	60,014	(25,397)
Net change in cash and cash equivalents	16,483	(43,652)
Cash and cash equivalents at beginning of the period	157,551	120,306
Cash and cash equivalents at end of the period	$174,034	$76,654

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months Ended
	September 30,
	2013	2012
	(Unaudited)
Cash paid during the period for:
Interest	$3,369	$2,282

Income taxes, net of refunds received	$32,379	$18,082

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine months Ended
	September 30,
	2013	2012
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$2,523	$1,854

Dividends declared and not yet paid	$1,805	$1,542

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and its corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

The following table lists the Company’s primary operating subsidiaries and their reportable operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”); acquired 2012	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC.	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
Force Specialty Services, Inc. (“FSSI”); acquired 2013	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Sprint Pipeline Services, L.P. (“Sprint”); acquired 2012	East Construction Services
Silva Group (“Silva”); acquired 2012	East Construction Services
The Saxon Group (“Saxon”); acquired 2012	East Construction Services

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

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2013 and 2012 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 7, 2013, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2012, have been omitted.

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Third Quarter 2013 Report”) should be read in concert with the Company’s most recent Annual Report on form 10-K.  The interim financial information is unaudited.  In the opinion of management, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of the Company’s revenue has been generated under fixed-price contracts. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated revenues and resulting contract income are calculated based on the total costs incurred to date as a percentage of total estimated costs. If an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.  The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet.  As the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract is zero.

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

Other contract forms — The Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.  Similarly, unit price contracts recognize revenue based on completion of specific units at a specified unit price.

For all of its contracts, the Company includes any provision for estimated losses on uncompleted contracts in accrued expenses. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified.

The caption “Costs and estimated earnings in excess of billings” represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date, (b) incurred costs to be billed under cost reimbursement type contracts, or (c) amounts arising from routine lags in billing.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts it seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized when the amounts have been agreed upon with the customer.  Revenue in excess of contract costs from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Significant revision in contract estimate — As previously discussed, revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process in the prior year, but are either completed or continue to be in process during the current year, there can be a difference in revenues and profits recognized to the prior year, had current year estimates of costs to complete been known in the prior year.

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the three months and nine months ending September 30, 2013, revenues generated by the top ten customers were $274 million and $717 million, respectively, which represented 49.7% and 51.0%, respectively, of total revenues during the periods.  During the three and nine month periods ending September 30, 2013, a large gas and electric utility represented 8.8% and 8.3%, respectively, of total revenues and a large pipeline company represented 9.7% and 6.8%, respectively, of total revenues.

During the three and nine months ending September 30, 2012, revenues generated by the top ten customers were $243.6 million and $607.8 million, respectively, which represented 56.4% and 57.3%, respectively, of total revenues during the periods.  During the three and nine month periods ending September 30, 2012, the Louisiana Department of Transportation represented 11.9% and 12.7%, respectively, of total revenues and a large gas and electric utility represented 16.1% and 13.6%, respectively, of total revenues.

At September 30, 2013, approximately 13.1% of the Company’s accounts receivable were due from one customer, and that customer provided 7.4% of the Company’s revenues for the nine months ended September 30, 2013.  At September 30, 2012, approximately 10.8% of the Company’s accounts receivable were due from one customer, and that customer provided 13.6% of the Company’s revenues for the nine months ended September 30, 2012.

Multiemployer Plans — Various subsidiaries in the West Construction Services segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  Federal law requires that if the Company were to withdraw from an agreement, it will incur a withdrawal obligation.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with generally accepted accounting principles (“GAAP”).  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.  See Note 19 — Commitments and Contingencies.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method relating the cost incurred to a specific project.

Note 3—Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11 , “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” .  The ASU was effective for the fiscal years and interim periods beginning January 1, 2013.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)”  (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”.  The amendments in this ASU are effective for fiscal years, and interim periods, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2013:
Cash and cash equivalents	$174,034	$174,034	—	—
Short-term investments	$3,179	$3,179	—	—
Liabilities as of September 30, 2013:
Contingent consideration	$14,846	—	—	$14,846

Assets as of December 31, 2012:
Cash and cash equivalents	$157,551	$157,551	—	—
Short-term investments	$3,441	$3,441	—	—
Liabilities as of December 31, 2012:
Contingent consideration	$23,431	—	—	$23,431

Short-term investments consist primarily of Certificates of Deposit (“CDs”) purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.

Other financial instruments of the Company not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, 2013:

Contingent Consideration
Balance at December 31, 2012	$23,431
Additions:
FSSI acquisition on March 11, 2013	702
Change in fair value of contingent consideration	1,613
Reductions:
Payment to Rockford sellers	(6,900)
Payment to Sprint sellers	(4,000)
Balance at September 30, 2013	$14,846

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s statement of operations.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which range from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a significantly different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	September 30, 2013	December 31, 2012

Contracts receivable, net of allowance for doubtful accounts of $535 at September 30, 2013 and $432 at December 31, 2012	$235,302	$227,548
Retention	48,768	39,710
	284,070	267,258
Other accounts receivable	427	837
	$284,497	$268,095

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at:

	September 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$4,256,810	$3,882,968
Reserve for estimated losses on uncompleted contracts	2,018	764
Gross profit recognized	516,451	448,928
	4,775,279	4,332,660
Less: billings to date	(4,842,309)	(4,449,851)
	$(67,030)	$(117,191)

This amount is included in the accompanying consolidated balance sheet under the following captions:

	September 30, 2013	December 31, 2012

Costs and estimated earnings in excess of billings	$80,434	$41,701
Billings in excess of costs and estimated earnings	(147,464)	(158,892)
	$(67,030)	$(117,191)

Note 7—Equity Method Investments

WesPac Energy LLC and WesPac Midstream LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a Nevada limited liability company (“WesPac”), from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company.  Kealine held the remaining 50% membership interest in WesPac.  WesPac developed pipeline and terminal projects in the United States, Canada and Mexico.

On September 30, 2013, WesPac, Kealine and the Company entered into a contribution agreement (the “Agreement”) with Highstar Capital IV, LP (“Highstar”), to form a new entity, WesPac Midstream LLC, a Delaware limited liability company (“WesPac-Midstream”), owned collectively by Highstar, Kealine and the Company.  WesPac contributed certain project assets to WesPac-Midstream.  Highstar contributed $6.1 million in cash for an 85% ownership interest in certain developmental projects.  Of this amount, $3.04 million was distributed to the Company and accounted for as a reduction of the carrying value of the WesPac investment.  Highstar also obtained a 75% interest in two of WesPac-Midstream’s more mature projects.  Highstar may make additional payments to Kealine and the Company for the two projects contingent on completion of certain milestones as follows:

1.              When the first project reaches “commercial acceptance” (as that term is defined in the Agreement), a payment of $4.5 million will be made ($2.25 million to the Company), and an additional payment of $4.5 million when the project goes into production ($2.25 million to the Company).

2.              If the second project successfully reaches “commercial acceptance” prior to January 31, 2014, a payment of $4.5 million ($2.25 million to the Company) will be made and a similar payment when the project goes into production.  If “commercial acceptance” is not received prior to July 1, 2014, no contingent payments will be made for this project.

Highstar will fund WesPac-Midstream’s operations over the next two years.  The Company is not required to fund any of WesPac-Midstream’s activities and retains one of five board seats.

During the third quarter 2013 and prior to the Agreement, WesPac recorded a third quarter loss of $0.2 million and the Company recorded its 50% share of the loss of $0.1 million.  After recording the loss, the carrying value of the WesPac investment prior to the sale to Highstar, was $11.5 million.

In July 2010, the Company recorded a $5 million amount greater than its pro-rata share of the WesPac equity as part of its original investment (“basis difference”).  In December 2011, as a result of certain events impacting WesPac, the Company recorded a reduction of $1.7 million of its $5 million basis difference.  As a result of the Agreement, the Company eliminated the remaining basis difference of $3.25 million to recognize an other than temporary decrease in the value of its basis difference.  The non-cash impairment charge was recorded as a Selling, General and Administrative expense.  The Company’s remaining $4.76 million investment represents the Company’s pro-rata equity ownership in both the WesPac and WesPac-Midstream entities.

The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2013	December 31, 2012

WesPac & WesPac-Midstream
Balance sheet data
Assets	$18,856	$16,896
Liabilities	1,067	1,063
Net assets	$17,789	$15,833
Company’s equity investment	$4,757	$11,463

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$10	$—	$99	$511
Expenses	$235	$358	$754	$1,002
Earnings before taxes	$(225)	$(358)	$(655)	$(491)
Company’s equity in earnings	$(113)	$(178)	$(328)	$(245)

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in 2009 for $300 and accounts for this investment using the equity method.  Bernard engaged in construction activities in Louisiana, and all work was completed in January 2013. The Company’s share of Bernard distributions for the nine months ended September 30, 2013 and 2012, was $145 and $1,260, respectively.  The following is a summary of the financial position and results as of and for the periods ended:

	September 30, 2013	December 31, 2012

St. — Bernard Levee Partners
Balance sheet data
Assets	$22	$592
Liabilities	22	86
Net assets	$—	$506
Company’s equity investment	$—	$150

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$—	$36	$—	$3,970
Expenses	$—	$(36)	$16	$162
Earnings before taxes	$—	$72	$(16)	$3,808
Company’s equity in earnings	$—	$19	$(5)	$1,140

Alvah, Inc.

As part of the acquisition of Q3C, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California and worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.  In December 2012, the company received $98 from a distribution by Alvah.  During the three and nine months ending September 30, 2013, payments made by ARB to Alvah were $2,154 and $5,064, respectively, and payments made by Q3C were $2 and $214, respectively.  For the same periods in the prior year, ARB made payments of $1,609 and $3,762, respectively and Q3C made payments of $120 and $353, respectively.

The following is a summary of the financial position and results as of and for the period ended:

	September 30, 2013	December 31, 2012

Balance sheet data
Assets	$3,849	$2,177
Liabilities	1,677	1,208
Net assets	$2,172	$969
Company’s equity investment in venture	$1,789	$1,200

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Earnings data:
Revenue	$4,824	$—	$10,832	$—
Expenses	$4,185	$—	$9,630	$—
Earnings after taxes	$639	$—	$1,202	$—
Company’s equity in earnings	$313	$—	$589	$—

Because Alvah was not acquired until November 2012, no activity is shown for the prior year.

Note 8 — Business Combinations

2013 Acquisition - FSSI

On March 11, 2013, the Company’s subsidiary, Primoris Energy Services (“PES”), purchased the assets of Force Specialty Services Inc. (“FSSI”) which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.  Based in the greater Houston, Texas area, FSSI’s location provides a presence and convenient access to refineries in south Texas, the Houston ship channel and Louisiana.

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

The contingent consideration is as follows:  (1) $500 in cash for the achievement of pretax income of at least $553 for the remainder of the year ending December 31, 2013; (2) a payment of $500 in cash if pretax income for the year 2014 is at least $2,502; and (3), a payment of $500 in cash if pretax income for the year 2015 is at least $4,227.  The estimated fair value of the potential contingent consideration on the acquisition date was $702 and at September 30, 2013 was $741.

The purchase agreement also included a provision that PES make an up-front payment of $1,000 for a five-year employment, non-competition and non-solicitation agreement with a key employee.  If the employee terminates his employment or violates the agreement prior to the end of the five-year period, he is required to repay the unamortized amount of the $1,000 payment.  This agreement has been accounted for as a prepaid asset and is being amortized equally over the five-year period.

At closing the Company received $302 in small tools inventory, $448 in property, plant and equipment, and recorded accounts payable of $1,060.

The acquisition was accounted for using the acquisition method of accounting.  The assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date Since its March 11, 2013 acquisition date, FSSI contributed revenues of $670 and $4,143 and gross profit of $14 and $325, for the three and nine months ended September 30, 2013, respectively.

During the second quarter 2013, the Company finalized its estimates of the fair value of the contingent consideration, intangible assets and goodwill for the acquisition.  The final revision resulted in a change from the estimated values recorded at March 31, 2013, including a decrease in the fair value of the contingent consideration of $136, increases in intangible assets of $800 and a decrease of $936 for goodwill

The customer relationships were valued at $950 utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.  Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

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

The 2013 earnout target provides for an additional cash payment of $4,000 to the sellers if 2013 EBITDA is at least $7,750.  The estimated fair value of the 2013 contingent consideration as of the acquisition date was $2,745 and at September 30, 2013 and December 31, 2012, the estimated fair value of the contingent consideration was $3,300 and $3,020, respectively.

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

The contingent consideration included an earnout where the Company would pay $2,500 to the sellers, contingent upon Saxon meeting one of the following two targets:  (1) EBITDA for the fifteen month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the twenty-one month period ending September 30, 2014 of at least $4,750.  The estimated fair value of the contingent consideration on the acquisition date was $1,950.  The estimated fair value of the contingent consideration was $2,269 and $2,028 at September 30, 2013 and December 31, 2012, respectively.

2012 Acquisition — Q3 Contracting

Using the acquisition method of accounting, the fair value of the consideration for the November 17, 2012 acquisition of Q3C totaled $56,592.  At closing we made a cash payment of $48,116 and recorded a contingent earnout with a fair value of $7,448 and a liability for a future payment of $430 in Company common stock.

The contingent earnout requires the Company to pay additional cash to the sellers, contingent on Q3C meeting certain EBITDA targets (as that term is defined in the stock purchase agreement).  The targets are as follows:

1.                                   For the period November 18, 2012 through December 31, 2013, if EBITDA is at least $17,700, the Company will pay an additional $3,750.  The payment amount increases by $1,250, to $5,000, if EBITDA exceeds $19,000.

2.                                   For calendar year 2014, if EBITDA is at least $19,000, the Company will pay an additional $3,750.  The payment amount increases by $1,250, to $5,000, if EBITDA exceeds $22,000.

As of the purchase date, the estimated fair value of the contingent consideration was $7,448.  The fair value estimate is based on management’s evaluation of the probability of Q3C meeting the financial performance targets for the two periods, discounted at the Company’s estimated average cost of capital.  The estimated fair value at September 30, 2013 and December 31, 2012 was $8,536 and $7,490, respectively (which includes the expectation that the 2013 target, item 1 above, will be met, with the fair value of $5,000 at September 30, 2013).

In January 2013, we issued 29,273 shares of unregistered stock.  In August 2013, we paid $598 in cash to the sellers as part of tax-related elections that were made under the terms of the purchase agreement.

During the third quarter of 2013, the Company finalized its estimate of the fair value of the acquired assets and liabilities for the acquisition, resulting in no change to the initial estimate.  Additionally, under the purchase agreement, the Company made a final true-up of the purchase amount during the third quarter 2013, resulting in an additional payment to the sellers of $598.  This increased goodwill as of September 30, 2013, an increase in the original estimated goodwill value that had been recorded at December 31, 2012, March 31, 2013 and June 30, 2013.

Summary of Cash Paid for Acquisitions for the nine months ended September 30, 2013 and 2012

The following table summarizes the cash paid for acquisitions for the nine months ended September 30, 2013 and 2012.  The Q3C acquisition was made on November 17, 2012 and included a cash payment of $48,116.  The Company made an additional post-closing payment to the sellers in August 2013, which is included below:

	Nine Months ended September 30,
	2013	2012

Sprint — Purchased March 12, 2012	$—	$21,197
Silva — purchased May 30, 2012	—	13,934
Saxon — purchased September 28, 2012	—	2,979
FSSI — purchased March 11, 2013	1,675	—
Additional cash paid August 2013 — Q3C — purchased November 17, 2012	598	—
	$2,273	$38,110

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2013 and 2012

In accordance with ASC Topic 805 we are combining the pro forma information for the FSSI, Sprint, Silva, Saxon and Q3C acquisitions (“the Acquisitions”).  The following pro forma information for the three and nine months ended September 30, 2013 and 2012 presents the combined results of operations of the Acquisitions combined, as if the Acquisitions had each occurred at the beginning of 2012. The supplemental pro forma information has been adjusted to include:

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

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and nine months ended September 30, 2012 and the same periods in 2013; and

•                                          the pro forma increase in weighted average shares outstanding including 62,052 unregistered shares of common stock issued as part of the Sprint acquisition and 29,273 shares of unregistered common stock issued as part of the Q3C acquisition.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	551,333	476,570	1,409,140	1,192,167
Income before provision for income taxes	37,268	31,967	79,283	65,395
Net income attributable to Primoris	21,845	19,379	47,109	39,848

Weighted average common shares outstanding:
Basic	51,568	51,427	51,530	51,433
Diluted	51,671	51,433	51,594	51,448

Earnings per share:
Basic	$0.42	$0.38	$0.91	$0.77
Diluted	$0.42	$0.38	$0.91	$0.77

Note 9—Intangible Assets

At September 30, 2013 and December 31, 2012, intangible assets totaled $48,002 and $51,978, respectively, net of amortization.  The September 30, 2013 balance includes the effect of the FSSI acquisition (See Note 8).  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	September 30,	December 31,
	Period	2013	2012
Tradename	3 to 10 years	$21,808	$23,586
Non-compete agreements	2 to 5 years	$2,991	$4,130
Customer relationships	5 to 15 years	$23,203	$24,212
Backlog	0.75 years	$—	$50
Total		$48,002	$51,978

Amortization expense of intangible assets was $1,891 and $1,476 for the three months ended September 30, 2013 and 2012, respectively, and amortization expense for the nine months ended September 30, 2013 and 2012 was $5,576 and $4,669, respectively. Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2013 (remaining three months)	$1,891
2014	7,454
2015	6,404
2016	6,029
2017	5,909
Thereafter	20,315
$48,002

Note 10—Accounts Payable and Accrued Liabilities

At September 30, 2013 and December 31, 2012, accounts payable included retention amounts of approximately $8,359 and $15,946, respectively.  These amounts are due to subcontractors but have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2013	December 31, 2012

Payroll and related employee benefits	$51,354	$33,086
Insurance, including self-insurance reserves	35,233	22,982
Reserve for estimated losses on uncompleted contracts	2,018	764
Corporate income taxes and other taxes	2,396	3,779
Accrued overhead cost	1,326	2,007
Other	9,554	13,534
	$101,881	$76,152

Note 11—Credit Arrangements

Revolving Credit Facility

As of September 30, 2013, the Company had a revolving credit facility (the “Credit Agreement”). The Credit Agreement was entered into by and among the Company, The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit were $4,808 at September 30, 2013 and $4,808 at December 31, 2012.  Other than commercial letters of credit, there were no borrowings under this line of credit during the nine months ended September 30, 2013, leaving available borrowing capacity at $70,192 at September 30, 2013.

At the execution of the Credit Agreement, the previous Loan and Security Agreement dated October 29, 2009, as amended, between the Company and The Private Bank and Trust Company (the “PrivateBank Agreement”), was terminated.  There were no borrowings outstanding at the time of the termination and all outstanding letters of credit were transferred to the Credit Agreement.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).

The Senior Notes amount was funded on December 28, 2012. The Senior Notes are due December 28, 2022 and bear interest at an annual rate of 3.65%, paid quarterly in arrears. Annual principal payments of $7.1 million are required from December 28, 2016 through December 28, 2021 with a final payment due on December 28, 2022. The principal amount may be prepaid, with a minimum prepayment of $5 million, at any time, subject to make-whole provisions.

The Notes Agreement provided for the issuance of notes of up to $25 million, prior to December 28, 2016.  On July 25, 2013, the Company drew the full $25 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at September 30, 2013.

Canadian Credit Facility

The Company has a credit facility for $10,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2013 and December 31, 2012, letters of credit outstanding totaled $3,410 and $1,364 in Canadian dollars, respectively.  At September 30, 2013, the available borrowing capacity was $6,590 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At September 30, 2013, OnQuest Canada, ULC was in compliance with the covenant.

Subordinated Promissory Notes

Subordinated Promissory Note — Rockford.  In connection with the 2010 acquisition of Rockford, the Company executed an unsecured promissory note with an initial principal amount of $16,712.  In December 2012, the subordinated note was deemed paid.

Subordinated Promissory Note — JCG.  In connection with the 2009 acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 with an initial principal amount of $53,500.  The JCG note was paid in full on March 12, 2012.

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

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	15,468	7,750	47,371	13,164
Net income attributable to noncontrolling interests	1,348	432	1,947	600

Since Blythe is a partnership, no tax effect was recognized for the income.   Blythe made a $2.5 million distribution to the noncontrolling interests and $2.5 million distribution to the Company during the nine months ended September 30, 2013.  There were no distributions made in the prior year, and there were no capital contributions made during the nine months ended September 30, 2013.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets as follows:

	September 30, 2013	December 31, 2012

Cash	$1,793	$3,565
Accounts receivable	8,448	8,843
Current liabilities	8,318	9,379

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets  The final contingent earnout  for 2012 was achieved and in April 2013, the Company made a $6,900 cash payment.

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

Primoris leases properties from SIGI at the following locations:

1.         Bakersfield, California (lease expires October 2022)

2.         Pittsburg, California (lease expires April 2023)

3.         San Dimas, California (lease expires March 2019)

4.         Pasadena, Texas (leases expire in July 2019 and 2021)

During the nine months ended September 30, 2013 and 2012, the Company paid $688 and $695, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011.  The Company recognized no revenues or profits in 2013 and recognized revenues of $362 for the nine months ended September 30, 2012, at normal margins.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2013 and 2012, Primoris paid $223 and $212, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2013 and 2012, Primoris paid $68 and $68, respectively, in lease payments.  The lease expires in January 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2013, the Company paid $198, in lease payments to Quality RE Partners for the use of this property.  The lease commenced October 28, 2012 and expires in October 2022.

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

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant, or $21.98 per Unit.  Stock compensation expense for the Units is being amortized using the straight-line method over the service vesting period.  For the three and nine months ended September 30, 2013 the Company recognized $138 and $229, respectively, in compensation expense.  At September 30, 2013, approximately $1.97 million of unrecognized compensation expense remains for the Units which will be recognized over a period of 3.6 years.

Vested Units accrue “Dividend Equivalents” (as defined in the 2013 Plan) which will be accrued as additional Units.  At September 30, 2013, there were no accrued Dividend Equivalent Units.

Note 16—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the nine months ended September 30, 2013 is 38.13%.  The effective tax rate for income attributable to Primoris is 39.09%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

In September 2012, the Internal Revenue Service (“IRS”) concluded an examination of our federal income tax returns for 2008 and 2009, which did not have a material impact on our financial statements.  In the third quarter of 2013, the IRS initiated an examination of our federal income tax return for 2011.  The tax years 2010 through 2012 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2008 through 2012 generally remain open to examination by the other major taxing jurisdictions in which the Company operates.

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

•                                    On August 2, 2013, the Company declared a cash dividend of $0.035 per common share, payable to stockholders of record on September 30, 2013.  The dividend, totaling $1,805, was paid on October 15, 2013.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Primoris	$21,845	$17,516	$47,179	$39,735
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,568	51,398	51,529	51,387
Dilutive effect of shares issued to independent directors	3	6	10	15
Dilutive effect of shares issued as part of Q3C acquisition	—	—	1	—
Dilutive effect of unvested restricted stock units	100	—	55	—
Weighted average shares for computation of diluted earnings per share	51,671	51,404	51,595	51,402

Earnings per share:
Basic earnings per share	$0.42	$0.34	$0.92	$0.77
Diluted earnings per share	$0.42	$0.34	$0.91	$0.77

Note 18—Stockholders’ Equity

Common stock — In March 2013, the Company received $1,455 for 131,989 shares of common stock issued, under a purchase arrangement within the Company’s Long-Term Incentive Plan (“LTI Plan”) for managers and executives. The LTI Plan allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2013 were for bonus amounts earned in 2012 and were calculated at 75% of the average market closing price of December 2012.  In March 2012, the Company received $1,240 for 111,790 shares of common stock issued under the LTI Plan for bonus amounts earned in the prior year.

In March 2013 and in August 2013, the Company issued 12,480 shares and 9,110 shares, respectively, of common stock as part of the quarterly compensation of the non-employee members of the Board of Directors.

As part of the acquisition of Q3C, the Company issued 29,273 unregistered shares of stock on January 7, 2013.  The shares were issued based on the average December 2012 closing prices, or $14.69 per share for a total value of $430.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2013 was $3,566 and $11,111, respectively, compared to $2,629 and $7,388 for the same periods in 2012.  The amounts for the three and nine months ended September 30, 2013 included lease payments made to related parties of $379 and $1,176, respectively, and $327 and $975 for the three and nine months ended September 30, 2012, respectively.

Letters of credit — At September 30, 2013, the Company had letters of credit outstanding of $8,123 and at December 31, 2012, the Company had letters of credit outstanding of $6,168.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Lawsuit was brought in the District Court of Collin County, Texas, 401st Judicial District, Cause No. 401-01747-2012.  In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claims that the cost to repair the retaining wall was approximately $5.4 million.  The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure.  The Company has denied any liability, but has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability.  The extent of insurance coverage by the carriers of the Company and its subcontractor are undetermined at this time.  The Company has investigated all potential causes of the alleged loss, including design liabilities of the owner, owner’s engineers and/or the Company’s subcontractor.   To date, mediation efforts have not been successful, and a jury trial is likely to be scheduled for 2014.  While the Company will vigorously defend the claims, after discussion with its legal counsel, the Company recorded an accrual amount for this issue.

The Company is subject to other claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to such claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

Bonding— At September 30, 2013 and December 31, 2012, the Company had bid and completion bonds issued and outstanding totaling approximately $1,449,158 and $1,298,589, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”).  The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.   The Company recorded a liability of $7,500 based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. If the Plan were to prevail in its assertion and the withdrawal of the Company were deemed to occur after 2011, the amount of any withdrawal liability could increase.

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

Note 20—Reportable Operating Segments

The Company segregates its business into three operating segments: the East Construction Services (“East”) segment, the West Construction Services (“West”) segment and the Engineering segment.

The East segment includes the JCG construction business, located primarily in the southeastern United States and the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results relating to the acquisitions of Sprint, Silva and Saxon in 2012 and FSSI in 2013.

The West segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., All Day Electric Company, Inc., Primoris Renewables, Inc., Juniper Rock, Inc. and Stellaris, LLC.  This segment also includes the operating results of Q3C acquired in November 2012.  While most of the entities perform work primarily in California, Rockford operates throughout the United States and Q3C operates in the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended September 30, 2013 and 2012 were as follows:

	For the three months ended September 30,
	2013		2012
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East	$178,716	32.4%	$181,260	42.0%
West	362,362	65.7%	242,033	56.0%
Engineering	10,255	1.9%	8,549	2.0%
Total	$551,333	100.0%	$431,842	100.0%

Revenue by segment for the nine months ended September 30, 2013 and 2012 were as follows:

	For the nine months ended September 30,
	2013		2012
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East	$544,325	38.7%	$459,167	43.3%
West	828,242	58.9%	567,351	53.5%
Engineering	33,774	2.4%	34,333	3.2%
Total	$1,406,341	100.0%	$1,060,851	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2013 and 2012 were as follows:

	For the three months ended September 30,
	2013		2012
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East	$10,600	5.9%	$18,664	10.3%
West	62,520	17.3%	35,602	14.7%
Engineering	2,345	22.9%	2,025	23.7%
Total	$75,465	13.7%	$56,291	13.0%

Gross profit by segment for the nine months ended September 30, 2013 and 2012 were as follows:

	For the nine months ended September 30,
	2013		2012
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East	$40,810	7.5%	$47,442	10.3%
West	133,195	16.1%	84,297	14.9%
Engineering	7,093	21.0%	6,152	17.9%
Total	$181,098	12.9%	$137,891	13.0%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2013 and at December 31, 2012.

Segment	September 30, 2013	December 31, 2012

East	$70,946	$69,859
West	45,239	44,641
Engineering	2,441	2,441
Total	$118,626	$116,941

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area for the nine months ended September 30, 2013 and 2012 were as follows:

	Revenues
	For the nine months ended September 30,
	2013		2012		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	September 30, 2013	December 31, 2012

United States	$1,393,837	99.1%	$1,053,547	99.3%	$1,007,980	$920,872
Non-United States	12,504	0.9	7,304	0.7	11,097	10,335
Total	$1,406,341	100.0%	$1,060,851	100.0%	$1,019,077	$931,207

All non-United States revenue were generated in the Engineering segment.  For the table above, revenues generated by OnQuest Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (“Third Quarter 2013 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2013 Report. You should read this Third Quarter 2013 Report, our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2013 Report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Including our predecessor companies, we have been in business for more than 65 years.  We became a publicly traded company in 2008.  At that time, our operations were focused primarily on the West Coast through our subsidiaries ARB, Inc. (“ARB”) and ARB Structures, Inc.  We also provided product engineering services through a subsidiary, OnQuest, Inc. and its wholly owned subsidiary, OnQuest Canada, ULC (formerly Born Heaters Canada, ULC) to international customers and water and waste water construction services in Florida through Cardinal Contractors, Inc.  ARB and ARB Structures, Inc. are headquartered in Lake Forest, CA, OnQuest is headquartered in San Dimas, CA, OnQuest Canada, ULC is headquartered in Calgary, Canada and Cardinal Contractors is headquartered in Sarasota, FL.

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

The Company is a party to the Blythe Power Constructors (“Blythe”) joint venture for the installation of a parabolic trough solar field and steam generation system in California.

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

In the second quarter of 2013, we made the decision to close two of our small subsidiaries, Calidus and All Day Electric Company, Inc.  Operations should cease by year end.  For the nine months ended September 30, 2013 and for the year of 2012, their combined revenue was less than 0.5% and 0.3% of total consolidated Primoris revenues, respectively.  The costs of closure are not expected to be material.

Additional information about us can be found in our press releases and other public filings.  We make our press releases, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the SEC available free of charge through our Internet website, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 740-5600. Our website address is www.prim.com. The information on our Internet website is neither part of nor incorporated by reference into this Third Quarter 2013 Report.

End-Markets

We are a diversified specialty construction company, and our strategy is to serve customers in different end markets.  Our primary focus is on the following end markets:

•                  Underground construction.  This market consists of two types of projects.  The first is the construction of major capital projects primarily underground infrastructure for the oil and gas, telecommunication and water and wastewater industries.  The second is installation, repair and maintenance of underground services, typically for utility customers.  Our subsidiaries ARB and Sprint serve both end markets while our subsidiary Rockford provides construction services primarily to the major capital projects market and Q3C provides services primarily to utility customers.

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

•                  Other construction services.  Our subsidiary ARB Structures, Inc. builds poured-in-place parking structures in Southern California and our subsidiary FSSI provides turnaround services in the Houston market at refineries and chemical plants.

As opportunities change in our end markets and as we have grown the company, the amount of work we do in any of our end markets fluctuates.  The following table shows the approximate percentage of revenues derived from the major end markets for the twelve-month periods listed:

	Twelve Months Ended September 2013	Twelve Months Ended December 2012	Twelve Months Ended September 2012

Underground capital projects	22%	14%	11%
Utility services	31%	28%	27%
Industrial	21%	25%	25%
Heavy Civil	16%	21%	24%
Engineering	2%	2%	3%
Other	8%	10%	10%
Total	100.0%	100.0%	100.0%

Reportable Segments

We present our operations in three reportable segments:  West Construction Services (“West”), East Construction Services (“East”) and Engineering.  Our segment structure has been determined in accordance with ASC 280, Segment Reporting.  All of our segments derive their revenues primarily from construction and product engineering in the United States.

Our East and West segments provide the following:

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

The East segment consists of businesses located primarily in the southeastern United States and along the Gulf Coast.  The West segment consists of businesses located primarily in the western United States.  The West segment also includes the operations of the Blythe joint venture.  The Engineering segment includes both domestic and international project work.

The following table lists the Company’s primary operating subsidiaries and their reportable operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”); acquired 2012	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC.	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
Force Specialty Services, Inc. (“FSSI”); acquired 2013	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Sprint Pipeline Services, L.P. (“Sprint”); acquired 2012	East Construction Services
Silva Group (“Silva”); acquired 2012	East Construction Services
The Saxon Group (“Saxon”); acquired 2012	East Construction Services

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

The opportunities in our end markets may lead to both increases in unit labor costs and shortages in availability of qualified personnel, especially in the Gulf Coast region.  Depending on contractual terms, cost increases or reductions in efficiency, could reduce our margins.  Furthermore, the uncertain impact of the Affordable Care Act on our current and future employees could also increase our cost structure.

We believe that we will be able to take advantage of the opportunities in our end market segments; however, these opportunities may not occur in a linear fashion.  As a contractor, we are dependent on the owners for project development, project funding and project timing.  Owners’ decisions and market opportunities tend to cause significant fluctuations in revenues, profits and cash flows.

Seasonality and cyclicality

Our results of operations can be subject to quarterly variations. Some of the variation is the result of weather, particularly rain, which can impact our ability to perform construction services.  The weather also limits our ability to bid for and perform pipeline integrity testing and routine maintenance for our utility customers’ underground systems since the systems are used for heating.  The acquisitions of Sprint and Q3C have added to the seasonality of our business.  Q3C’s primary operations are in the Midwest United States, an area usually affected by inclement weather during the first quarter.  Similarly, a significant portion of Sprint’s revenue is derived from utility customers.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following winter.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles. As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Results of operations

In the discussion of our results of operations, we provide separate information for the results of the companies that we have acquired since September 2012.  Saxon, Q3C and FSSI are identified as “Acquired Companies.”  For the business units that were part of Primoris at the end of September 2012, results of operations are identified as “Comparable Companies.”

Revenues, gross profit, operating income and net income for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$551,333	100.0%	$431,842	100.0%
Gross profit	75,465	13.7%	56,291	13.0%
Selling, general and administrative expense	36,478	6.6%	26,014	6.0%
Operating income	38,987	7.1%	30,277	7.0%
Other income (expense)	(1,719)	(0.3)%	(1,364)	(0.3)%
Income before income taxes	37,268	6.8%	28,913	6.7%
Income tax provision	(14,075)	(2.6)%	(10,965)	(2.5)%
Net income	$23,193	4.2%	$17,948	4.2%
Net income attributable to noncontrolling interests	(1,348)	(0.2)%	(432)	(0.1)%
Net income attributable to Primoris	$21,845	4.0%	$17,516	4.1%

Revenues, gross profit, operating income and net income for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$1,406,341	100.0%	$1,060,851	100.0%
Gross profit	181,098	12.9%	137,891	13.0%
Selling, general and administrative expense	96,657	6.9%	69,684	6.6%
Operating income	84,441	6.0%	68,207	6.4%
Other income (expense)	(5,043)	(0.4)%	(2,997)	(0.3)%
Income before income taxes	79,398	5.6%	65,210	6.1%
Income tax provision	(30,272)	(2.1)%	(24,875)	(2.3)%
Net income	$49,126	3.5%	$40,335	3.8%
Net income attributable to noncontrolling interests	(1,947)	(0.1)%	(600)	(0.1)%
Net income attributable to Primoris	$47,179	3.4%	$39,735	3.7%

Revenues

Revenues for the three months ended September 30, 2013 increased by $119.5 million, or 27.7%, compared to the same period in 2012.  The Acquired Companies contributed $76.4 million, or 17.7%, while the Comparable Companies contributed growth of $43.1 million, or 10.0%. Revenues increased at our West and Engineering segments while decreasing in our East segment.  The primary increases for the Comparable Companies were in underground pipeline revenue for Rockford, which increased by $67.0 million primarily from its work in Pennsylvania and Ohio, and the Blythe joint venture revenue increased by $7.7 million.  These increases were partially offset by a decrease of $15.2 million at the JCG Heavy Civil division and of $9.8 million at ARB.

Revenues for the nine months ended September 30, 2013 increased by $345.5 million, or 32.6%, compared to the same period in 2012.  Growth from Comparable Companies contributed $189.2 million, or 17.9%, and the Acquired Companies contributed $156.3 million, or 14.7%.  Revenues increased at our two construction segments while decreasing at our Engineering segment.  The primary increases for the Comparable Companies were in underground pipeline, where Rockford revenues increased by $161.9 million and Sprint revenues increased by $49.0 million (we acquired Sprint during the first quarter of 2012).  In addition, the Blythe joint venture revenue increased by $34.2 million.  The increases were somewhat offset by a reduction in revenues at ARB of $27.2 million.

Gross Profit

Gross profit increased by $19.2 million, or 34.1%, for the three months ended September 30, 2013 compared to the same period in 2012. The Acquired Companies contributed $15.5 million, or 27.5%, while the profit increase from growth at the Comparable Companies was $3.7 million, or 6.6%.  The Comparable Companies growth increase included $10.8 million from the West segment primarily attributable to the completion of a major power project at the ARB Industrial division.  Gross profit for the Comparable Companies in the East segment declined by $7.4 million, due primarily to lower volume and lower gross profit margins at the JCG Heavy Civil division.

Gross profit increased by $43.2 million, or 31.3%, for the nine months ended September 30, 2013 compared to the same period in 2012. The Acquired Companies contributed $21.7 million, or 15.7%, while the profit increase from the Comparable Companies was $21.5 million, or 15.6%.  The Comparable Companies gross profit increase was $27.7 million from the West segment primarily attributable to the benefit of nearing completion of a major power project.  However, for the Comparable Companies of the East segment, gross profit decreased by $7.1 million, mainly due to the volume decline at the JCG Heavy Civil division.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $10.5 million, or 40.2%, for the three months ended September 30, 2013, compared to the same period in 2012.  The increase in SG&A expenses for the Acquired Companies was $5.6 million.  The remaining $4.9 million increase included a $3.3 million impairment charge for the WesPac nonconsolidated entity investment and a $0.5 million expense to recognize achievement of the 2013 Q3C earn-out target.  The remainder of the increase of $1.1 million, or 4.2%, was due primarily to a $0.4 million increase in compensation and compensation-related expenses and increases in other SG&A expenses of $0.7 million.

For the nine months ended September 30, 2013, the increase was $27.0 million, or 38.7% compared to the first nine months of 2012.  The amount of the increase attributable to the Acquired Companies was $12.9 million, or 18.5%.  Of the remaining $14.1 million increase, $3.8 million was from the third quarter impairment charge and recording the Q3C earn-out payment.  Compensation and compensation-related expenses increased by $7.6 million as a result of increased administrative support costs related to labor-intensive pipeline integrity work, increased incentive compensation expense for a larger number of participants in the management incentive compensation program and cost of living increases.  Transportation expenses increased by $1.1 million, and all other SG&A expenses increased by $1.6 million, or 2.3%.

SG&A as a percentage of revenue was 6.6% and 6.9% for the three and nine months ended September 30, 2013, respectively, compared to 6.0% and 6.6% for the corresponding periods in 2012.  Excluding the impact of the impairment and the Q3C earn-out accrual, SG&A as a percentage of revenue was 5.9% and 6.6% for the three and nine months ended September 30, 2013, respectively.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Income (loss) from non-consolidated entities	$113	$(159)	$169	$895
Foreign exchange gain (loss)	91	$18	$3	$(30)
Other expense	(376)	(382)	(809)	(961)
Interest income	32	96	95	143
Interest expense	(1,579)	$(937)	$(4,501)	$(3,044)
Total other income (expense)	$(1,719)	$(1,364)	$(5,043)	$(2,997)

For the three and nine months ended September 30, 2013, income from non-consolidated investments was primarily due to income from the investment in Alvah, offset by a loss recorded at WesPac

The Company uses the U.S. dollar as its functional currency in Canada since most monetary transactions are made in U.S. dollars. For accounting purposes, transactions made in Canadian dollars are converted to U.S. dollars, and we record foreign exchange gains and losses for the periods presented based on the value of the Canadian dollar to the US dollar.

Other expense represents the increase in the estimated fair value of the contingent earnout liabilities for the acquisitions of Sprint, Saxon, Q3C and FSSI.

For the three and nine months ended September 30, 2013, interest expense was $1.6 million and $4.5 million, respectively, compared to $1.0 million and $3.0 million for the same periods in 2012.  The increases were due primarily to interest on the $50 million 3.65% Senior Secured Notes, dated December 29, 2012, and the additional $25 million 3.85% Senior Secured Notes, dated July 25, 2013.

Provision for income taxes

Our provision for income taxes increased $3.1 million for the three months ended September 30, 2013 to $14.1 million compared to $11.0 million in the same period in 2012 primarily as a result of higher income before taxes.

Our provision for income taxes increased $5.4 million for the nine months ended September 30, 2013 to $30.3 million, compared to $24.9 million for the same period in 2012. The $5.4 million increase results from higher income before taxes and a higher effective tax rate, which contributed to the increase by $4.9 million and $0.5 million, respectively. The tax rate applied to income attributable to Primoris in the nine months ended September 30, 2013 was 39.1%, compared to 38.5% for the same period in 2012.  The 0.6% increase in the effective tax rate results primarily from the variability of estimated nondeductible per diem expenses.

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

Segment results

East Segment

Revenue and gross profit for the East segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$178,716		$181,260
Gross profit	10,600	5.9%	18,664	10.3%

Revenues for the East Construction Services segment decreased by $2.5 million, or 1.4%, for the three months ended September 30, 2013 compared to the same period in the prior year.  The primary reason that revenues at the JCG Heavy Civil division decreased by $15.2 million was that a $17.6 million increase in work for the Texas Department of Transportation (“TXDOT”) was offset by a $31.9 million reduction in work for the Louisiana Department of Transportation (“LADOT”) projects.  Sprint revenues decreased in the quarter by $11.5 million as larger capital projects were completed in previous quarters and a new capital project has been delayed awaiting permit approvals.  The decreases in revenues were offset by a revenue contribution from the two Acquired Companies of $14.4 million.  Cardinal Contractors revenues increased by $4.5 million from work on water treatment facilities in Florida and Texas, JCG Industrial division revenues increased $2.8 million from Gulf Coast area projects and JCG Infrastructure & Maintenance division revenues increased $2.4 million also from Gulf Coast area projects.

Gross profit for the East segment decreased by $8.1 million, or 43.2%, for the three months ended September 30, 2013 compared to the same period in the prior year. Gross profit from the JCG Heavy Civil division decreased by $6.0 million due primarily from the reduced revenues, the transition from completed projects with higher margins in Louisiana in 2012 and the startup of the Belton, Texas area projects in 2013.  Sprint Pipeline gross profit decreased $2.4 million due to its reduced revenue.  The Acquired Companies operated at a gross deficit of $0.6 million while the Cardinal Contractors, JCG Industrial division and JCG Infrastructure & Maintenance division combined increased gross revenues by $1.0 million reflecting their increased level of revenues.

Gross profit as a percentage of revenues decreased to 5.9% for the three months ended September 30, 2013 compared to 10.3% in the prior year quarter reflecting primarily the reductions in revenues and gross profit.

	Nine months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$544,325		$459,167
Gross profit	40,810	7.5%	47,442	10.3%

Revenues increased by $85.2 million, or 18.5%, for the nine months ended September 30, 2013 compared to the same period of the prior year.  The acquisitions of Saxon and FSSI contributed $38.1 million, or 8.3%, in revenues.  Sprint revenues increased by $49.0 million, Cardinal Contractors revenues increased $12.2 million and revenues for the JCG Industrial division increased by $35.8 million.  These increases were offset by revenue decreases at the JCG Heavy Civil division of $40.6 million and a $9.3 million reduction at the JCG Infrastructure and Maintenance division, both as a result of weather and delays on project startup.  Compared to the first nine months of 2012, revenues at the JCG Heavy Civil division from LADOT decreased by $76.1 million while revenues from TXDOT increased by $43.9 million.

Gross profit decreased by $6.6 million, or 14.0%, for the nine months ended September 30, 2013 compared to the same period of the prior year.  The acquisitions of Saxon and FSSI contributed $0.5 million in gross profit.  Increased revenues at Cardinal Contractors added $1.7 million to gross profit and $4.4 million to the JCG Industrial division gross profit.  These increases in gross profit were offset by a decrease of $12.8 million at the JCG Heavy Civil division reflecting the significant reduction in revenues and the start-up nature of the TXDOT projects.

Gross profit as a percentage of revenues decreased to 7.5% for the nine months ended September 30, 2013 compared to 10.3% in the same period in the previous year.  In addition to the reduction in revenues, the gross profit margin percentage decrease was impacted by a gross margin percentage reduction from 21.2% to 10.4% at Sprint due to reduced productivity, adverse weather conditions and project delays.

West Segment

Revenue and gross profit for the West segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$362,362		$242,033
Gross profit	62,520	17.3%	35,602	14.7%

Revenue for the West segment increased by $120.3 million, or 49.7%, for the three months ended September 30, 2013, compared to the same period in 2012.  The Q3C acquisition added revenues of $62.0 million.  Excluding Q3C, the revenue increase was $58.3 million or 24.1%.  Rockford revenues increased by $67.0 million, and parking structure projects added $1.2 million.  The Rockford increase is primarily attributable to pipeline construction projects for major gas pipeline operating companies in the Pennsylvania shale and Ohio areas.  These increases were offset by decreases in the ARB Underground division of $8.0 million and a decrease of $1.8 million for the ARB Industrial division.  The reduced revenues at ARB Underground are primarily the result of a $15.9 million reduction in revenues from its largest customer, and the reduction at ARB Industrial reflects the completion of power plant projects at the end of 2012 and during the current quarter.

Gross profit for the West segment increased by $26.9 million, or 75.6%, during the three months ended September 30, 2013, compared to the same period in 2012.  Gross profit at Q3C was $16.1 million while gross profit excluding Q3C increased by $10.8 million, or 30.4%.  The increases were mainly due to increased profit at the ARB Industrial division of $17.6 million as a result of the completion of field work at the NRG facility.  Gross profit at the ARB Underground division decreased by $4.2 million mainly due to lower revenues and a reduction in expected profit at a wastewater collection system project in central California.  Gross profit at Rockford declined by $2.6 million due to adverse weather conditions and technical complications on a large Ohio project.

Gross profit as a percentage of revenue increased to 17.3% during the three months ended September 30, 2013, from 14.7% in the same period in 2012. The increased percentage was due primarily to the impact of the completion of field work at the ARB Industrial NRG power plant project.

	Nine months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$828,242		$567,351
Gross profit	133,195	16.1%	84,297	14.9%

Revenue for the West segment increased by $260.9 million, or 46.0%, for the nine months ended September 30, 2013, compared to the same period in 2012.  Of this increase, $118.2 million was attributable to the acquisition of Q3C.  Excluding Q3C, the revenue increase was $142.7 million, or 25.2%.  Rockford’s revenues increased by $161.9 million and parking structure projects increased by $7.9 million.  These increases were offset by decreases at ARB Underground of $17.4 million and at ARB Industrial of $9.8 million.  The ARB Underground decrease was primarily the result of a decrease of $14.1 million to $114.9 million from its largest customer while the ARB Industrial decrease reflects the reduced activity level at two power plant projects.

Gross profit for the West segment increased by $48.9 million, or 58.0%, during the nine months ended September 30, 2013, compared to the same period in 2012.  Goss profit at Q3C was $21.2 million for the period.  Excluding Q3C, gross profit for the West increased by $27.7 million, or 32.9%.  Gross profit increased at ARB Industrial by $29.1 million and ARB Structures by $1.4 million, offset by reductions in margins at ARB Underground of $3.4 million.  The increased margin at ARB Industrial division resulted from elimination of contingency amounts with the completion of filed work for the NRG facility while the reduced margin at the ARB Underground division reflected the lower level of revenues.

Gross profit as a percentage of revenue increased to 16.1% during the nine months ended September 30, 2013, from 14.9%, in the same period of 2012. The increased percentage was due primarily to the impact of the ARB Industrial NRG power plant project.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$10,255		$8,549
Gross profit	2,345	22.9%	2,025	23.7%

	Nine months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$33,774		$34,333
Gross profit	7,093	21.0%	6,152	17.9%

Revenue for the Engineering segment increased by $1.7 million, or 20.0%, for the three months ended September 30, 2013, and decreased by $0.6 million, or 1.6%, for the nine months ended September 30, 2013, compared to the same periods in 2012. The increase  in the third quarter of 2013 is mainly due to the increase in new sales bookings, which is expected to continue for the rest of 2013.

Gross profit for the Engineering segment for the three months ended September 30, 2013 increased by $0.3 million, compared to the same period in 2012.  For the nine months ended September 30, 2013, gross profit increased by $0.9 million, or 15.3%, compared to the same period in 2012.

Geographic area financial information

Revenue by geographic area for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine months Ended September 30,
	2013		2012
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$1,393,837	99.1%	$1,053,547	99.3%
Non—United States	12,504	0.9%	7,304	0.7%
Total revenues	$1,406,341	100.0%	$1,060,851	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues from OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, most of OnQuest Canada’s work has been done in the Far East and Australia.

Backlog

For companies in the construction industry, backlog can be an indicator of the future revenue stream. Different companies define and calculate backlog in different manners. For the past few years, we considered backlog as the anticipated revenue from the uncompleted portions of existing contracts for which we had known revenue amounts.  Thus, we included in our backlog amount the unearned revenue from our fixed price and fixed unit price contracts. We did not include time-and-equipment, time-and-materials and cost-plus contracts in the calculation of backlog, since their ultimate revenue amount is difficult to determine.  We also did not include any anticipated revenue from our  MSAs until we had been given a specific work order or contract.  An MSA provides a framework for future work in that contractual terms and conditions have been agreed on, but there is not a minimum amount to which a customer commits.  In some instances, no revenues have resulted from a signed MSA.

The following table shows backlog by operating segment at December 31, 2012 and September 30, 2013 and the changes in backlog for the nine months ended September 30, 2013 (in millions):

Segment	Backlog at December 31, 2012	Contract Additions to Backlog	Revenue Recognized from Backlog	Backlog at September 30, 2013	Revenue Recognized from Non-Backlog Projects	Total Revenue for nine months ended September 30, 2013

East	$970	$596	$469	$1,097	$75	$544
West	361	489	535	315	293	828
Engineering	15	55	34	36	—	34
Total	$1,346	$1,140	$1,038	$1,448	$368	$1,406

At September 30, 2013, our total backlog was $1.45 billion representing an increase of $102 million, or 7.6%, from $1.35 billion at December 31, 2012.  We expect that during the next four quarters, we will recognize as revenue approximately 60% of the East backlog; approximately 98% of the West backlog and approximately 91% of the Engineering backlog at September 30, 2013.

With the acquisitions of Sprint and Q3C, we have increased the percentage of revenues derived from MSAs.  For the first nine months of 2013, Q3C derived approximately 75% of its revenue from MSAs, Sprint derived approximately 25% of its revenue from MSAs and ARB derived approximately 53% of its revenue from MSAs.

The following table shows MSA revenue ($ in millions) for the past seven quarters:

	2013	2012
MSA Revenue:
First Quarter	$98	$73
Second Quarter	123	88
Third Quarter	131	111
Fourth Quarter	N/A	139

Starting in the second quarter of 2013, we changed our backlog calculation to include an estimated level of MSA revenues for the next four quarters.  The following table shows the revised backlog by operating segment at September 30, 2013 (in millions).

Segment	Revised Backlog at June 30, 2013	Additions	Revenue Recognized in Third Quarter 2013	Revised Backlog at September 30, 2013

East	$1,091	$281	$179	$1,193
West	690	366	362	694
Engineering	22	24	10	36
Total	$1,803	$671	$551	$1,923

We expect that during the next four quarters, we will recognize as revenue approximately 63% of the East revised backlog; approximately 99% of the West revised backlog and approximately 91% of the Engineering revised backlog at September 30, 2013.

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

At September 30, 2013, our balance sheet included cash and cash equivalents of $174.0 million.  We currently have the following credit facilities:

•                  a $75 million credit facility that expires on December 28, 2017, under which we can issue letters of credit for up to the full amount of the facility.  At September 30, 2013, we have issued letters of credit of $4.8 million on this facility, resulting in $70.2 million in available borrowing capacity. The credit agreement also provides for an incremental facility of up to $50 million;

•                  a $10 million (Canadian dollars) facility for commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years.  At September 30, 2013, $3.4 million of letters of credit (Canadian dollars) were outstanding, with $6.6 million (Canadian dollars) available under this credit facility for additional letters of credit.

We believe that with our cash on hand, short-term investments, operating cash flows and availability under our existing credit facilities, that we will be able to support our ongoing working capital needs for the next twelve month period.

Cash Flows

Cash flows during the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine months Ended September 30,
	2013	2012
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$20,675	$19,272
Net cash (used in) provided by investing activities	(64,206)	(37,527)
Net cash provided by (used in) financing activities	60,014	(25,397)
Net change in cash and cash equivalents	$16,483	$(43,652)

Operating activities

The sources and uses of our cash flow from operating activities for the nine months ended September 30, 2013 are as follows:

	Nine months Ended
	September 30,
	2013	2012	Change
	(Thousands)
Operating Activities:
Operating income	$84,441	$68,207	$16,234
Depreciation and amortization	36,579	25,388	11,191
Impairment expense	3,250	—	3,250
Stock-based compensation expense	229	—	229
Gain on sale of property and equipment	(1,176)	(2,396)	1,220
Changes in assets and liabilities	(70,350)	(44,420)	(25,930)
Non-consolidated entity distributions	3,186	1,260	1,926
Other expense, net	(806)	(991)	185
Interest expense, net	(4,406)	(2,901)	(1,505)
Provision for income taxes	(30,272)	(24,875)	(5,397)
Net cash provided by operating activities	$20,675	$19,272	$1,403

One of the components of the $20.7 million net cash provided by operations was the $70.4 million change in assets and liabilities for the nine months ended September 30, 2013.  The change is summarized as follows:

•                  a $20.0 million decrease in customer retention deposits representing both normal retention payments and release of the $5 million escrow associated with the Rockford note;

•                  a $16.4 million increase in accounts receivable as a result of the $70 million increase in revenues for the current quarter compared to the fourth quarter of 2012.  At September 30, 2013, accounts receivable represented 27.9% of our total assets compared to 28.8% at the end of 2012.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  a $38.7 million increase in costs and estimated earnings in excess of billings. Increases from a time lag from when revenues were earned until the customer can be billed were approximately $13.6 million for the ARB Underground division, $8.1 million for Q3C and $6.2 million for JCG.  Additionally, a fixed fee contract with billing allowed at certain milestones resulted in an increase of approximately $8.1 million at Rockford;

•                  an increase in other current assets of $8.7 million primarily as a result in customer held inventory and prepaid expenses;

•                  accounts payable decreased by $32.6 million.  As noted in both the 2012 Annual Report and the subsequent quarterly reports, increased operating activity at the end of the year had resulted in an unusually high level of accounts payable at the end of 2012.  Accounts payable aging at the end of September 2013 reflect more historical aging of accounts payable;

•                  a net decrease of $11.4 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings;

•                  a $9.3 million decrease in contingent earn-out liabilities, as a result of payments made in April 2013; and,

•                  a net increase of $26.6 million in accrued expenses, mainly due to an increase in the insurance reserve and premiums payable, and payroll and related employee benefits, reflecting our increased operating levels for the quarter.

During the first nine months of 2013, we paid $32.3 million for income taxes compared to $18.1 million in the same period of the previous year, as a result of taxes on increased income for the nine months ended September 30, 2013, compared to the same period in 2012, which included the additional activities of the acquisitions of Sprint, Saxon, Q3C and FSSI.

Investing activities

During the nine months ended September 30, 2013, we purchased property and equipment for $71.2 million, with $68.7 million in cash and $2.5 million through capital leases.  This compares to $25.6 million during the same period in 2012, with $23.7 million in cash and $1.9 million through capital leases.  These purchases were primarily for construction equipment.

As part of our normal equipment upgrade program, during the nine months ended September 30, 2013, we received proceeds from the sale of used equipment of $6.6 million compared to $7.7 million for same period in 2012.

For the past few years, it has been our practice to invest in property and equipment on a net basis at a level approximating our combined depreciation and amortization expense levels.  In the first nine months of 2013, we invested $25.7 million in equipment at Q3C.  This investment was made to allow Q3C to expand its operations for both new and ongoing customer opportunities.  Excluding the Q3C amounts, our equipment purchase level is reasonably close to our past practice.  With the Q3C purchases, we expect that our net purchases for 2013 will be approximately $80 million.

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

During the first nine months of 2013, our sale of short-term investments and movement to cash was $5.9 million compared to sales and movements to cash of $23.0 million in the same period of 2012.

In March 2013, we paid $1.7 million in cash for the acquisition of FSSI and in third quarter, made an additional post-closing payment of $0.6 million for the acquisition of Q3C.

Financing activities

Financing activities provided $60.0 million of cash during the nine months ended September 30, 2013.  Significant transactions providing and using cash flows from financing activities included:

•                                    $97.0 million proceeds from the issuance of long term debt as follows:

•                        Six equipment notes, with interest ranging from 1.78% (for 60 months) to 2.45% (84 months), totaling $72.0 million, secured by construction equipment

•                        $25 million drawn in the third quarter under the Notes Agreement;

•                                    $32.6 million in repayment of long-term debt and capital leases;

•                                    $1.45 million in proceeds from the issuance of 131,989 shares purchased by the participants in the Primoris Long-Term Retention Plan;

•                                    dividends paid of $3.35 million; and,

•                                    a $2.5 million payment of accumulated earnings to a non-controlling interest holder.

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

Primoris leases properties from SIGI at the following locations:

•                            Bakersfield, California (lease expires October 2022)

•                            Pittsburg, California (lease expires April 2023)

•                            San Dimas, California (lease expires March 2019)

•                            Pasadena, Texas (leases expire in July 2019 and 2021)

The Company entered into a $6.1 million agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds the majority interest.  The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011.  The Company recognized no revenues or profits in 2013 and recognized revenues of $362,000 for the nine months ended September 30, 2012, at normal margins.

During the nine months ended September 30, 2013 and 2012, the Company paid $688,000 and $695,000, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2013 and 2012, Primoris paid $223,000 and $212,000, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2013 and 2012, Primoris paid $68,000 and $68,000, respectively, in lease payments.  The lease expires January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2013, the Company paid $198,000, in lease payments to Quality RE Partners for the use of this property.  The lease commenced October 28, 2012 and expires in October 2022.

The Company owns several non-consolidated investments and has recognized revenues on work performed for those joint ventures.  The Company recognized $129,000 and $0 in related party revenues for the nine months ended September 30, 2013 and 2012, respectively, from the WesPac joint venture.  On November 17, 2012, the Company acquired a 49% interest in Alvah, Inc. as part of the Q3C acquisition.  During the nine months ended 2013, payments made to Alvah as a subcontractor by ARB and Q3C were $5.28 million and $4.12 million, respectively.

Common stock

In March 2013, the Company received $1,455,000 and issued 131,989 shares of common stock under a purchase arrangement within the Company’s Long-Term Incentive Plan for managers and executives.

In March 2013, the Company issued 12,480 shares and in July 2013, issued 9,110 shares of common stock, both as part of the compensation of the non-employee members of the Board of Directors.

With the acquisition of Q3C, the Company agreed to issue shares of common stock with a value of $430,000 based on the average December 2012 closing price, or $14.69 per share.  The Company issued 29,273 unregistered shares of stock in February 2013.

Contractual obligations

A summary of contractual obligations at September 30, 2013 were as follows:

Payments due by period	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(Thousands)
Debt and capital lease obligations	$222,311	$30,838	$58,025	$59,667	$73,781
Interest on debt and capital lease obligations (1)	28,265	5,921	9,767	6,754	5,823
Equipment operating leases	13,209	5,552	6,870	787	—
Real property leases	11,838	2,951	3,870	3,020	1,997
Real property leases—related parties	6,140	1,542	1,694	1,407	1,497
	$281,763	$46,804	$80,226	$71,635	$83,098

Stand-by letters of credit	$8,122	$8,122	$—	$—	$—

(1)                     The interest amount assumes principal payments are made as originally scheduled in the obligations.

Off-balance sheet transactions

The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At September 30, 2013, we had letters of credit outstanding of $8.1 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.

•                  Equipment operating leases with a balance of $13.2 million at September 30, 2013.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide.  At September 30, 2013, we had $1.45 billion in outstanding bonds.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to risks related from financial market conditions. For us, these risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may seek to manage these risks through the use of financial derivative instruments such as foreign currency exchange contracts and interest rate swaps.  At September 30, 2013, we had no such derivative financial instruments.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We enter into transactions with counter parties that are generally financial institutions in a manner to limit significant exposure with any one party.

Due to their generally short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) through the CDARS (Certificate of Deposit Account Registry Service) program and U. S. Treasury bills with various financial institutions that are backed by the federal government FDIC program.  We expect to hold our investments to maturity.

At September 30, 2013, all of our long-term debt was under fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2013, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2013, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Lawsuit was brought in the District Court of Collin County, Texas, 401st Judicial District, Cause No. 401-01747-2012.  In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claims that the cost to repair the retaining wall was approximately $5.4 million.  The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure.  The Company has denied any liability, but has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability.  The extent of insurance coverage by the carriers of the Company and its subcontractor are undetermined at this time.  The Company has investigated all potential causes of the alleged loss, including design liabilities of the owner, owner’s engineers and/or the Company’s subcontractor.  To date, mediation efforts have not been successful, and a jury trial is likely to be scheduled for 2014.  While the Company will vigorously defend the claims, after discussion with its legal counsel, the Company recorded an accrual amount for this issue.

The Company is subject to other claims and legal proceedings arising out of its business. Management believes that the Company has meritorious defenses to such claims. Although management is unable to ascertain the ultimate outcome of such matters, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles, management believes that the outcome of these matters will not have a materially adverse effect on the consolidated financial position of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013, as part of the consideration for the acquisition of Q3C, the Company issued 29,273 shares of unregistered common stock which have no registration rights.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (*)
10.2	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (*)
10.3

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (*)

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 5, 2013	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (*)
10.2	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (*)
10.3

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (*)

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012 and iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.