Form 10-K
period 2013-12-31
Primoris Services Corp
filed 2014-03-03
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $758.2 million based upon the closing price of such common equity as of June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 3, 2014, there were 51,577,769 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, Primoris provides a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers.  Growing both organically and through acquisitions, Primoris has more than tripled its revenues since 2009.  The Company’s national footprint now extends nearly nationwide and in to Canada.

We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems, large diameter gas and liquid pipeline facilities, heavy civil projects, earthwork and site development and also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries and parking structures. In addition, we provide maintenance services, including inspection, overhaul and emergency repair services, to cogeneration plants, refineries and similar mechanical facilities. Our subsidiary Cardinal Contractors, Inc. (“Cardinal”), constructs water and wastewater facilities in Florida and Texas, and our subsidiary OnQuest, Inc., provides engineering and design services for fired heaters and furnaces primarily used in refinery applications.

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  Founded as ARB, Inc. in 1946, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell).

Our service capabilities and geographic footprint have expanded primarily through the following four acquisitions.

In 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  Headquartered in Baton Rouge, Louisiana, JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas, Mississippi and Florida.  JCG is the successor company to T. L. James and Company, Inc., a Louisiana company that has been in business for over 80 years.

In 2010, we acquired privately-held Rockford Corporation (“Rockford”).  While it is based in Hillsboro (Portland), Oregon, Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities throughout the United States.

In March 2012, we purchased Sprint Pipeline Services, L.P. (“Sprint”), a Texas based company headquartered in Pearland (outside Houston).  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

In November 2012, we purchased Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  Based in Little Canada, Minnesota, (north of St. Paul), Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

In addition to these primary acquisitions, we have also entered into several smaller agreements to purchase a business, business assets or start a business as we continue to seek opportunities to expand our skill sets or operating locations.  In 2012, we acquired The Saxon Group (“Saxon”) and The Silva Group (“Silva”) (merged with JCG), and in 2013, we acquired Force Specialty Services, Inc. (“FSSI”).  We continue to evaluate potential acquisition candidates especially those with strong management teams with good reputations.

Reportable Segments

The Company segregates the business into three operating segments:  the East Construction Services segment (“East”), the West Construction Services segment (“West”) and the Engineering segment (“Engineering”).  While all of our segments derive their revenue from the engineering, building and maintenance of infrastructure projects, we remain a group of specialty contractors and not all of our services are necessarily provided to customers in each segment.

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

•                  Providing maintenance services to utilities for installation and repair of gas distribution lines;

•                  Providing installation and maintenance of industrial facilities for entities in the petroleum, petrochemical and water industries;

•                  Providing installation of complex commercial and industrial cast-in-place structures;

•                  Providing construction of highways and bridges; and

•                  Providing industrial and environmental construction.

East Construction Services

The East Construction Services segment consists of business located primarily in the southeastern United States and along the Gulf Coast.  The segment includes the JCG heavy civil, industrial and infrastructure and maintenance operations; the water and wastewater construction operations of Cardinal, the pipeline construction and maintenance operations of Sprint, the gas plant construction capabilities of Saxon, and the turn-around capabilities of FSSI.

West Construction Services

The West Construction Services segment consists of businesses headquartered primarily in the western United States.  The segment includes the underground and industrial operations of ARB, Inc. (“ARB”); the  pipeline construction operations of Rockford; the gas distribution operations of Q3C; the cast-in-place parking structures operations of ARB Structures, Inc. (“ARB structures”).  The segment also includes the operations of the Blythe Power Constructors joint venture.

Engineering

The Engineering segment includes the results of OnQuest, Inc. (“OnQuest”) and OnQuest Canada, ULC (“OnQuest Canada”).  The Engineering segment specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

A discussion regarding the revenues and operating results for each segment is found in in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Trends

We continue to operate in an uncertain business environment with increasing regulatory requirements and only gradual recovery in the economy from the recessionary levels of the past few years.  Economic and regulatory issues have adversely affected our customers and have affected demand for our services.  For some of our customers, the additional uncertainty associated with state and federal budget pressures adds to the difficulty in predicting the timing or magnitude that industry trends may have on our business, particularly in the near-term.

For our underground services, we expect that the opportunities for natural gas pipeline construction will continue to increase over the next few years.   Development of gas shale formations throughout North America has resulted in a significant increase in the natural gas supply, leading to an apparent long-term reduction in natural gas prices.   As one of the cleanest-burning fossil fuels, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources, which may be achieved in the next two decades, and a cleaner environment.  The existing pipeline infrastructure appears to be insufficient to meet the growing natural gas demand which could lead to opportunities for new pipeline construction.  The potential severity of accidents associated with moving crude oil by railcar may increase pipeline construction opportunities.  In addition, the recently passed Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, authorized the Pipeline and Hazardous Materials and Safety Administration to promulgate new rules for pipeline integrity.  These rules are in addition to various state regulations.  We believe that these integrity testing requirements will increase the demand for our underground services.  We have the ability to offer construction and maintenance of large diameter pipeline, mid-stream pipeline and gathering lines in both our West and East segments.

The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. While renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas facilities, especially the conversion of current facilities to more efficient sources of power, will provide a significant contribution to the revenue and profitability of the West segment.  Regulations limiting the discharge of cooling water into the ocean will require construction of alternative cooling systems and may lead to repowering at current sites over the next four to six years.

As many states institute renewable power standards mandating renewable energy generation as a part of the total power usage, large, utility-scale projects will provide construction opportunities over the next few years.  In many locations, the development and construction of solar and wind facilities will result in a need for “peaker” plants to meet demand when the renewable resources are not available.  In addition, alternative energy sources such as “waste-to-power” facilities provide long-term construction opportunities.  The low long-term natural gas prices and the increased emission regulations of the Environmental Protection Agency may result in the construction of gas-fired power plants as an alternative to coal-fired plants.  We believe that our gas-fired plant experience and industry knowledge will provide opportunities for us.

The continuing long-term low cost of natural gas is leading to industrial opportunities as chemical plants that use natural gas as a feedstock initiate new projects or expand current facilities.  Construction for many of these projects is expected in the Louisiana and Texas Gulf coast region which requires significant site preparation work as part of the project.  JCG has provided services to many of the companies planning facility additions.

The low price and abundance of natural gas may also lead to the development and construction of liquid natural gas (LNG) export facilities since natural gas prices in many international markets are greater than those in the United States.  Future export LNG facilities could also provide opportunity for construction of additional pipelines.  In addition, the development of small LNG facilities could provide opportunity for both our engineering and construction segments.

Our highway construction services continue to operate in a challenging market in the near-term.  Declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, have generated less revenue for government agencies as actual consumption is reduced.  Additionally, high fuel prices can have a dampening effect on consumption, resulting in overall lower tax revenue.  Offsetting these challenges is the need for continuing improvements and additions in highway infrastructure and the perception of federal and state funding of transportation projects as an investment in infrastructure.  Our highway construction operation is focused on the states of Louisiana, Texas and Mississippi.  Of these states, Texas continues to increase its highway construction budget while the other two states have cut back in the current environment.

Over the past few years, several areas of the United States have suffered significant drought-like conditions.  In these areas, state and municipal officials are considering using alternative sources for potable water, including using water pipelines to transport water from distant aquifers or building complex water treatment facilities to treat non-potable water.  In some areas such as West Texas, state agencies are contemplating significant investment to improve the quantity of water.  These investments may provide an opportunity for our construction services.

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

•                  Maintain a conservative capital structure and strong balance sheet. We have maintained a capital structure that provides access to debt financing as needed while relying on tangible net worth to provide the primary support for our operations.  We believe this structure provides both our customers and banks and bonding companies assurance of our financial capabilities.  We maintain a revolving credit facility to provide letter of credit capability; however, we have not had any outstanding bank borrowing against this facility while we have been a public company.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Customers

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through JCG, we expanded our customer base to include a significant presence in the Gulf Coast region of the United States, with Q3C, expanded into the upper Midwest United States and with Rockford we are expanding throughout the United States.  The various acquisitions have also changed the composition of our customer base with significant increases in public state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from several weeks, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Enterprise Liquids Pipeline, Xcel Energy, Pacific Gas & Electric, Sempra Energy, Williams, NRG, Chevron, Calpine, and Kinder Morgan.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2013	2012	2011
Texas DOT	7.2%	5.8%	*
Public gas and electric utility	7.9%	14.6%	11.3%
Gas utility	7.4%	5.6%	*
Private gas and electric utility	*	6.9%	*
Gas utility	7.7%	*	*
Private gas and electric utility	5.1%	*	*
Louisiana DOT	*	11.1%	16.4%
Gas utility (Ruby Pipeline Project)	*	0.8%	18.8%
Totals	35.3%	44.8%	46.5%

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

For the years ended December 31, 2013, 2012 and 2011, approximately 50.0%, 55.9% and 68.5%, respectively, of total revenues were generated from the top ten customers of the Company in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2013:

Segment	Project	Location	Approximate Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2013
			(Millions)		(Millions)
West Construction Services	Industrial facility	Taft, CA	$26	09/2014	$26
West Construction Services	Solar Energy Project	Hinkley, CA	$87	05/2014	56
West Construction Services	99 mile 30” crude oil pipeline	Corsicana, TX	$90	04/2014	47
West Construction Services	Waste water collection system	Las Osos, CA	$35	08/2014	4
East Construction Services	IH 35 from S.363 to N.363	Temple, LA	$243	06/2017	237
East Construction Services	IH 35 Salado to Belton	Salado, TX	$113	10/2015	44
East Construction Services	NW Loop 363	Temple, LA	$40	12/2014	23
Engineering	100,000 GPD LNG plant	George West, TX	$21	12/2014	21

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

We compete with different companies in different end markets.  Large competitors in our underground markets include Quanta Services, Inc., MasTec Inc. and Willbros Group; competitors in our industrial end markets include Kiewit Corporation; and competitors in our highway services include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company

We believe that the primary factors influencing competition in our industry are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we compete favorably in all of the foregoing factors.

Geographic Areas — Financial Information

The following table sets forth our revenues from external customers attributable to our operations in the countries identified below for the years ended December 31, 2013, 2012 and 2011, and the total assets located in those countries for the years ended December 31, 2013 and 2012.  Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our Engineering segment’s office in Calgary, Canada, but relates to specific projects in other countries, especially in the Far East and Australia.  The amounts shown are in millions of dollars.

	Year Ended December 31,						Total Assets at
	2013		2012		2011		December 31,
Country	Revenue	%	Revenue	%	Revenue	%	2013	2012

United States	$1,928	99.2	$1,531	99.3	$1,448	99.2	$1,040	$921
Non-United States	16	0.8	11	0.7	12	0.8	11	10
TOTAL	$1,944	100.0	$1,542	100.0	$1,460	100.0	$1,051	$931

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues from OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, most of OnQuest Canada’s work has been done in the Far East and Australia.

Risks Attendant to Foreign Operations

In 2013, as set forth in the table above, approximately 0.8% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the States of California, Texas and Louisiana, we self-insure our workers’ compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. In addition, we maintain umbrella coverage.  We believe that our insurance programs are adequate.

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

•                  Regulations relating to worker safety, including those established by the Occupational Safety and Health Administration;

•                  Permitting and inspection requirements applicable to construction projects; and

•                  Contractor licensing requirements.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

Environmental Matters and Climate Change Impacts

We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, liability can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing.

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

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

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

As of December 31, 2013, we employed approximately 1,279 salaried employees and approximately 5,800 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2013, the aggregate number of employees ranged from approximately 5,400 to 8,300.

The following is a summary of employees by function and geography as of December 31, 2013:

	CA	LA	TX	CO	PA	MN	Other US	Canada	Total
Salaried	298	267	414	48	1	76	149	26	1,279
Hourly	1,433	1,026	1,272	292	890	182	705	0	5,800
Total	1,731	1,293	1,686	340	891	258	854	26	7,079

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

Risks Related Primarily to Operating our Business

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year.

Our business is subject to seasonal and annual fluctuations.  Some of the quarterly variation is the result of weather, particularly rain and snow, which create difficult operating conditions.  Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter.  Some of the annual variation is the result of large construction projects which fluctuate based on general economic conditions and customer needs.  Annual and quarterly results may also be adversely affected by:

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

•                  The timing and volume of work under contract; and

•                  Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and the reduction in demand may adversely affect our business.

A substantial portion of our revenues and profits is generated from construction projects the awarding of which we do not directly control.  The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

Traditionally, the construction industry has lagged recoveries in the general economy.  At the end of 2013, the economy was still slowly recovering from the recent recession.  The economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future.

Much of the work that we perform in the highway markets involves funding by federal, state and local governments.  In the current budgetary and political environment, funding for these projects could be reduced significantly, which could have a material adverse effect on our operations and financial results.

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

The demand for our pipeline construction services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the current and expectations of future prices of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.

Specific government decisions could affect demand for our construction services.  For example, a limitation on the use of “fracking” technology, or a decision to not build a major pipeline, such as occurred in 2012, could significantly affect the revenues and profitability of our operations.

Many of our customers are regulated by federal and state government agencies and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by FERC, and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide which could reduce demand for our services, adversely affect our results of operations, cash flows and liquidity.

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

In addition, the establishment of rules limiting greenhouse gas emissions could impact our ability to perform construction services or to perform these services with current levels of profitability.  New regulations may require us to acquire different equipment or change processes.  The new equipment may not be available or may not be purchased or rented in a cost effective manner.  Project deferrals, delays or cancellations resulting from the potential regulations could adversely impact our business.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2013, 2012 and 2011 was approximately 66%, 69%, and 73%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if the significant projects have not been replaced in the current period.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 50% of our revenue in 2013, 56% of our revenue in 2012 and 69% of our revenue in 2011. However, the customers included in our top ten customer list generally varies from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller MSA contracts.  For the large construction projects, the completion of the project does not represent the loss of a customer.

We also generate ongoing revenues from our MSA customers, generally regulated gas utilities.  If we were to lose one of these customers, our revenue could significantly decline.  Reduced demand for our services by larger construction customers or a loss of a significant MSA customer could have an adverse effect on our financial condition, results of operations and cash flows.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2013, 2012 and 2011, revenue attributable to our services outside of the United States was 0.8%, 0.7% and 0.8% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiary, OnQuest Canada, ULC, actual construction operations have occurred in the several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

In spite of the minimal revenue amounts, any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Backlog may not be realized or may not result in revenues or profits.

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, less the revenue we have recognized under such contracts plus an estimated level of MSA revenues for the next four quarters.  Backlog is not a comprehensive indicator of future revenues.  Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time.  While backlog includes estimated MSA revenues, customers are not contractually obligated to purchase an amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our financial condition, results of operations and cash flows.

Backlog is an indicator of future revenues; however, recognition of revenues from backlog does not necessarily insure that the projects will be profitable.  Poor project or contract performance could reduce profits from contracts included in backlog.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits or losses on our projects, which would have an adverse effect on our financial condition, results of operations and cash flows.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2013, 2012 and 2011 was 48%, 51% and 38%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2013, 2012 and 2011 was 39%, 30% and 28%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

•                  Failure to properly estimate costs of engineering, materials, equipment or labor;

•                  Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

•                  Project modifications not reimbursed by the client creating unanticipated costs;

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

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary subcontractors or obtain supplies to complete certain projects adversely affecting our business.

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

We also use suppliers to provide the materials and some equipment used for projects.  If a supplier fails to provide supplies and equipment at a price we estimated or fails to provide supplies and equipment that is not of acceptable quantity, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project.  The additional cost or project delays could negatively impact project profitability.

Failure of a subcontractor or supplier to comply with laws, rules or regulations could negatively affect our business.

We may enter into joint ventures which require satisfactory performance by our venture partners of their obligations.  The failure of our joint venture partners to perform their joint venture obligations could impose additional financial and performance obligations on us that could result in reduced profits or losses for us with respect to the joint venture.

As is typical in our industry, we may enter into various joint ventures and teaming arrangements where control may be shared with unaffiliated third parties.  At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.  If our joint venture partners fail to satisfactorily perform their joint venture obligations, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments or provide additional services to ensure the adequate performance and delivery of the contracted services.  These additional obligations could result in reduced profits for us with respect to the joint venture.

We may experience delays and defaults in client payments and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services; we could experience an adverse effect on our financial condition, results of operations and cash flows.

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

Our inability to recover on claims against project owners or subcontractors for payment or performance could negatively affect our financial results and liquidity.

We occasionally present claims or change orders to our clients and subcontractors for additional costs exceeding a contract price or for costs not included in the original contract price.  If we do not properly document the nature of our claims and change orders, or are otherwise not successful in negotiating a reasonable settlement, we could incur reduced profitability or a loss on a project.  Claims often occur from owner-caused delays or changes in scope from the original project.  Claims may be subject to lengthy and costly arbitration or litigation and may require a lengthy process.  The timing of a settlement and the ability to reach an acceptable settlement may adversely impact our financial results and cash flow.

For some projects we may guarantee a timely completion or provide a performance guarantee which could result in additional costs to cover our obligations.

In many of our fixed-price contracts we provide a project completion date, and in some of our projects we commit that the project will achieve specific performance standards.  If we do not complete the project as scheduled, or if the project does not meet the contracted performance standards, we may be held responsible for the impact to the client resulting from the delay or the inability to meet the standards.  Generally, the impact to the client is in the form of liquidated damages in the contract.  To the extent that we incur these additional costs, the project profitability and our financial performance could be adversely affected.

A significant portion of our business depends on our ability to provide surety bonds, and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds adversely affecting on financial condition, results of operations and cash flows.

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

We may be unable to win some new contracts if we cannot provide clients with letter of credit.

For many of our clients, surety bonds provide an adequate form of security, but for some clients, additional security in the form of a letter of credit may be required.  While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit.  Any such amount would be issued at the sole discretion of our lenders.  Failure to provide a letter of credit when required by a client may result in our inability to compete for or win a project.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $250,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible/self-insured retention. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans.  Our primary health insurance plan is subject to a deductible of $200,000 per individual claim per year.

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

Our business is labor intensive.  If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase which could reduce our profitability and liquidity.

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. At the end of 2013, we are receiving evidence of a shortage of qualified welders in the United States.  The beginning of new, large-scale infrastructure projects or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

Our unionized workforce may commence work stoppages, which could adversely affect our operations.

As of December 31, 2013, approximately 55% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 73 collective bargaining agreements to which we are a party, twenty six expire during 2014 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flows.

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of our executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense, and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions.  An inability to find a suitable replacement for any departing executive or senior officer on a timely basis could adversely affect our ability to operate and grow our business.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.  The employee insurance requirements are expected to impact our expenses beginning in 2015.  At the end of 2013, we estimated that our insurance costs could increase by $2 million to $6 million annually.  While we anticipate increases in our customer billing rates to reflect the increased expense, there can be no guarantee that we will be able to pass these costs to our customers or that our competition will increase their bids to reflect the increased healthcare costs.  For our multi-year highway projects, we may not be able to anticipate further increases in healthcare costs associated with the healthcare reform legislation.

Interruptions in information technology or breaches in data security could adversely impact our operations, our ability to report financial results and our business and results of operations.

We rely on computer, information and communication technology and related systems to operate our business.  As we continue to grow our business, we need to add software and hardware and effectively upgrade our systems and network infrastructure in order to improve the efficiency and protection of our systems and information.  Our computer and communications systems, and consequently our operations, could be damaged or interrupted by natural disasters, loss of power, telecommunications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists.  Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.  While we have implemented network security and internal control measures, there can be no assurance that a system or network failure or data security breach would not adversely affect our financial condition and results of operations.

As a holding company, we are dependent on our subsidiaries for cash distributions to fund debt payments, dividend payments and other liabilities.

We are a holding company with no operations or significant assets other than the stock that we own of our subsidiaries.
We depend on dividends, loans and distributions from these subsidiaries to service our indebtedness, pay dividends, fund share repurchases and satisfy other financial obligations.  If contractual limitations or legal regulations were to restrict the ability of our subsidiaries to make cash distributions to us, we may not have sufficient funds to cover our financial obligations.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to do so on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt.  If existing cash balances together with the borrowing capacity under our credit facilities are not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources.  Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions; conditions in our industry; and our operating results.  These factors may affect our ability to arrange additional financing on terms that are acceptable to us.  If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges.

Risks Related Primarily to the Financial Accounting of our Business

Our financial results are based upon estimates and assumptions that may differ from actual results and such differences between the estimates and actual results may have an adverse effect on our financial condition, results of operations and cash flows.

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

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits, which may result in an adverse effect on our financial condition and results of operations.

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

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and intangible assets of the business we acquire. At December 31, 2013, our balance sheet included a goodwill amount of $119 million and intangible assets of $45 million resulting from acquisitions made since 2008.  Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

In addition, we may enter into various types of investment arrangements, such as an equity interest we hold in a business entity.  Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate s hare of the investees’ income, losses and distributions.   Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below its carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized. Any future impairments, including impairments of goodwill, intangible assets or investments, could have a material adverse effect on our results of operations.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2013, our internal control over financial reporting was effective using the internal control standards applicable at that date.  In 2013, a new set of internal control standards, COSO 2013, was published.  At this time, the Securities and Exchange Commission has not ruled as to a requirement for adopting the COSO 2013 standards; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration.  Our Articles of Incorporation permit us to issue up to 90 million shares of common stock of which 51.57 million were outstanding at December 31, 2013.  While NASDAQ rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

In 2013, our stockholders adopted our 2013 Equity Incentive Plan (“Equity Plan”).  The Equity Plan replaced a previous plan.  The Equity Plan authorized the Board of Directors to issue equity awards totaling 2,526,275 shares of our common stock.  Our current director compensation plan, our management long-term incentive plan and any additional equity awards made will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

Some of our directors and officers are significant stockholders, which may make it possible for them to have significant influence over the outcome of matters submitted to our stockholders for approval and their interests may differ from the interests of our other stockholders.

As of December 31, 2013, four of our directors and officers beneficially owned an aggregate in excess of approximately 24.5% of the outstanding shares of our common stock. Our chairman and chief executive officer beneficially owned and had the power to vote approximately 23.3% of the outstanding shares of our common stock at December 31, 2013. These stockholders may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

Delaware law and our charter documents may impede or discourage a takeover or change in control.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders.  In addition, certain provisions of our Articles of Incorporation and Bylaws also may impose an impediment or discourage others from a takeover.  These provisions include:

•                  Our Board of Directors is classified;

•                  Stockholders may not act by written consent;

•                  There are restrictions on the ability of a stockholder to call a special meeting or nominate a director for election; and

•                  Our Board of Directors can authorize the issuance of preferred shares.

These types of provisions may limit the ability of stockholders to obtain a premium for their shares.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East Construction Services segment of our business has regional offices located in Baton Rouge, Louisiana, in Houston, Conroe, Fort Worth and Pasadena, Texas, Suwanee, Georgia and in Sarasota and Fort Lauderdale, Florida. The West Construction Services segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon, Toledo, Washington, Montrose, Pennsylvania and Little Canada, Minnesota.  The Engineering segment of our business has offices located in San Dimas, California and in Calgary, Canada.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2022.  The aggregate lease payments made for our facilities in 2013 were $5.5 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities, employees and certain construction and transportation equipment from Stockdale Investment Group, Inc. (“SIGI”).  We believe that these leases were entered into on similar terms as negotiated with an independent third party. Brian Pratt, our largest stockholder and our Chief Executive Officer, President and Chairman of the Board of Directors, holds a majority interest in SIGI and is the chairman and chief executive officer and a director of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2013, 2012 and 2011, we spent approximately $85.8 million, $40.3 million and $29.1 million, respectively, in cash for property and equipment. Additionally, we acquired property and equipment through the use of capital leases of approximately $2.6 million in 2013, $2.9 million in 2012 and $5.3 million in 2011.  We estimate that our capital equipment includes the following:

•                  Heavy construction and specialized equipment—1,252 units; and

•                  Transportation equipment—2,074 units.

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

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2013 and 2012:

	2013	2012	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$36,883	$29,914	30 years
Leasehold improvements	7,958	11,974	Lease life
Office equipment	3,171	2,092	3 - 5 years
Construction equipment	247,997	197,200	3 - 7 years
Transportation equipment	67,550	48,649	3 - 18 years
	363,559	289,829
Less: accumulated depreciation and amortization	(137,047)	(104,989)
Net property, plant and equipment	$226,512	$184,840

ITEM 3.                        LEGAL PROCEEDINGS

Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Lawsuit was brought in the District Court of Collin County, Texas, 401st Judicial District, Cause No. 401-01747-2012. In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG. The Lawsuit claims that the cost to repair the retaining wall was approximately $5.4 million. The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure. The Company has denied any liability, has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability. The extent of insurance coverage by the carriers of the Company and its subcontractor are undetermined at this time. The Company is investigating all potential causes of the alleged loss, including design liabilities of the owner, owner’s engineers and/or the Company’s subcontractor. The Company will vigorously defend the claims. After discussion with our legal counsel, we recorded a loss contingency, which was not material to the financial statements, to reflect the best estimate of the Company’s portion of the NTTA claim. At this time, management does not believe that it is possible to make a reasonably probable estimate of additional loss or a range of loss.

The Company is subject to other claims and legal proceedings arising out of its business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

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

We had outstanding 51,571,394 shares of common stock and 336 stockholders of record as of December 31, 2013. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2013 and 2012.

	Market price per Share
	High	Low
Year ended December 31, 2013
First quarter	$22.25	$15.64
Second quarter	$23.12	$19.12
Third quarter	$25.71	$19.79
Fourth quarter	$31.13	$23.50

Year ended December 31, 2012
First quarter	$16.94	$14.94
Second quarter	$16.33	$11.01
Third quarter	$13.63	$11.90
Fourth quarter	$15.04	$13.25

Dividends

The following table shows cash dividends to our common stockholders declared by the Company during the three years ended December 31, 2013:

Declaration Date	Payable Date	Record Date	Type
March 3, 2011	April 15, 2011	March 31, 2011	$0.025 per share
May 6, 2011	July 15, 2011	June 30, 2011	$0.025 per share
August 4, 2011	October 14, 2011	September 30, 2011	$0.030 per share
November 3, 2011	January 16, 2012	December 31, 2011	$0.030 per share

February 24, 2012	April 16, 2012	March 30, 2012	$0.030 per share
May 4, 2012	July 16, 2012	June 29, 2012	$0.030 per share
August 3, 2012	October 15, 2012	October 1, 2012	$0.030 per share
November 1, 2012	December 26, 2012	December 18, 2012	$0.030 per share

March 5, 2013	April 15, 2013	March 29, 2013	$0.030 per share
May 3, 2013	July 15, 2013	June 28, 2013	$0.035 per share
August 2, 2013	October 15, 2013	September 30, 2013	$0.035 per share
October 30, 2013	January 15, 2014	December 31, 2013	$0.035 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“2013 Equity Plan”), as approved by the shareholders and adopted by the Company on May 3, 2013.

In March 2013, our employees purchased 131,989 shares of stock as part of a management incentive compensation program.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 12,480 shares of common stock in March 2013 and 9,110 shares in August 2013.  The issuance of the employee shares and the director shares were under the terms of the 2013 Equity Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,000	0	2,417,165
Equity compensation plans not approved by security holders	0	0	0
Total	100,000	0	2,417,165

These securities represent shares of common stock available for issuance under our 2013 Equity Plan.  The 2013 Equity Plan is discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2013 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

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

Unregistered Sales of Securities during 2011 through 2013

The Company issued 62,052 unregistered shares of our common stock as part of the consideration for the March 2012 acquisition of Sprint and 29,273 shares were issued in February 2013 as part of the consideration for the acquisition of Q3C.

As part of the attainment of contingent consideration targets for the November 2010 acquisition of Rockford, the Company issued 494,095 shares of unregistered common stock to the sellers in the first quarter 2011 and 232,637 unregistered shares in April 2012.

A total of 1,095,646 shares of the Company’s common stock was issued to JCG’s former members in the first quarter of 2011 as a result of JCG meeting a defined performance target for 2010.

All securities listed on the following table are issued unregistered shares of our common stock. At December 31, 2013, there was no remaining obligation to issue shares of common stock under contingent consideration arrangements. We relied on Section 4(2) of the Securities Act, as the basis for exemption from registration. For all issuances, we believe the shares were issued to “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

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

The following graph compares the cumulative total return to holders of the Company’s common stock during the five-year period from December 31, 2008, and in each quarter up to December 31, 2013. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of December 31, 2008.  All dividends were reinvested in additional shares of common stock, although the comparable companies did not pay dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2008 THROUGH DECEMBER 31, 2013

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions except share and per share data)
Statement of Operations Data:
Revenues	$1,944	$1,542	$1,460	$942	$467
Cost of revenues	1,688	1,349	1,275	819	391
Gross profit	256	193	185	123	76
Selling, general and administrative expense	131	96	86	65	36
Operating income	125	97	99	58	40
Other income (expense)	(5)	(4)	(2)	(2)	8
Income from continuing operations, before income taxes	120	93	97	56	48
Income tax provision	(45)	(34)	(38)	(22)	(18)
Income from continuing operations	$75	$59	$59	$34	$30

Loss from discontinued operations, net of tax	—	—	—	—	(4)
Net income	$75	$59	$59	$34	$26

Less net income attributable to noncontrolling interests	(5)	(2)	—	—	—
Net income attributable to Primoris	$70	$57	$59	$34	$26

Dividends per common share	$0.135	$0.12	$0.11	$0.10	$0.10

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.45	$1.12	$1.15	$0.79	$0.93
Income (loss) from discontinued operations	$—	$—	$—	$—	$(0.12)
Net income	$1.45	$1.12	$1.15	$0.79	$0.81
Net income attributable to noncontrolling interests	$(0.10)	$(0.02)	$—	$—	$—
Net income attributable to Primoris	$1.35	$1.10	$1.15	$0.79	$0.81

Diluted:
Income from continuing operations	$1.45	$1.12	$1.14	$0.72	$0.86
Income (loss) from discontinued operations	$—	$—	$—	$—	$(0.11)
Net income	$1.45	$1.12	$1.14	$0.72	$0.75
Net income attributable to noncontrolling interests	$(0.10)	$(0.02)	$—	$—	$—
Net income attributable to Primoris	$1.35	$1.10	$1.14	$0.72	$0.75

Weighted average common shares outstanding (in thousands):
Basic	51,540	51,391	50,707	42,694	31,937
Diluted	51,610	51,406	51,153	46,878	34,418

	As of December 31,
	2013	2011	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$196	$158	$120	$115	$90
Short term investments	$19	$3	$23	$26	$30
Accounts receivable, net	$305	$268	$187	$208	$108
Total assets	$1,051	$931	$728	$704	$476
Total current liabilities	$430	$421	$345	$382	$242
Long-term debt/capital leases, net of current portion	$193	$132	$67	$73	$78
Stockholders’ equity	$398	$333	$275	$208	$144

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included as item 8 in this Annual Report on Form 10-K. This discussion includes forward-looking statements that are based on current expectations and are subject to uncertainties and unknown or changed circumstances. For a further discussion, please see “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks inherent with our business as discussed in “Item 1A Risk Factors”.

The following discussion starts with an overview of our business and a discussion of trends, including seasonality, that affect our industry.  That is followed by an overview of the critical accounting policies and estimates that we use to prepare our financial statements.  Next we discuss our results of operations and liquidity and capital resources, including our off-balance sheet transactions and contractual obligations.  We conclude with a discussion of our outlook and backlog.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States.  Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; and heavy civil projects, earthwork and site development. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

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

We recognize revenues and profitability on our contracts depending on the type of contract.  For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price and cost-plus contracts, we recognize revenue as units are completed or services are performed.

We report our results in three reporting segments:  East Construction Services (“East”), West Construction Services (“West”) and Engineering.  This reporting structure is focused on the location of the entities performing the work For some end markets we perform the same services in both the East and West segments, while for other end markets, such as poured-in-place parking structures or turn-around services, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues derived from our major end-markets for the years listed:

	Twelve Months Ended December 2013	Twelve Months Ended December 2012	Twelve Months Ended December 2011

Underground capital projects	23%	14%	23%
Utility services	29%	28%	21%
Industrial	22%	22%	18%
Heavy Civil	16%	23%	25%
Engineering	2%	2%	3%
Other	8%	11%	10%
Total	100.0%	100.0%	100.0%

The East segment provides highway and bridge construction services to public agencies in Texas, Louisiana and Mississippi, and provides services for the construction of energy and petrochemical processing facilities and mine and maintenance services for potash mines.  The segment also provides underground pipeline services to utilities and energy companies in Texas and Louisiana and water and wastewater facility and pipeline construction services primarily in Florida and Texas.  The segment includes construction capabilities for gas plants and the ability to provide turn-around services to refineries.

The West segment provides underground construction and maintenance services to utilities and construction services for underground pipeline capital projects.  The segment also constructs gas fired power plants and alternative energy facilities as well as other industrial construction, including poured-in-place parking structures.

The Engineering segment specializes in designing, supplying, and installing high-performance furnaces, heaters, burner management systems, and related combustion and process technologies for clients in the oil refining, petrochemical, and power generation industries. It furnishes turnkey project management with technical expertise and the ability to deliver custom engineering solutions worldwide.

The following table shows our major operating subsidiaries and their reporting segment:

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services.  The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects.  We believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans over the long-term period.

Seasonality and cyclicality

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain and snow, which can impact our ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

The Company is also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ from those that result from using the estimates under different assumptions or conditions.

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

In addition, the Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.  Similarly, unit price contracts recognize revenue based on accomplishment of specific units at a specified unit price.

For all of its contracts, the Company includes the provision for estimated losses on uncompleted contracts in accrued expenses. The provision for estimated losses on uncompleted contracts was $1,392,000 and $764,000 for the years ended December 31, 2013 and 2012, respectively. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified. Claims are included in revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized only when the amounts have been paid.

The caption “Costs and estimated earnings in excess of billings” on our balance sheets represents unbilled receivables which arise when revenues have been recorded but the amount cannot be billed under the terms of the contract until a later date.  Balances may represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, excesses are included in the caption “Billings in excess of costs and estimated earnings”.

The Company considers unapproved change orders to be contract variations for which Primoris has customer approval for a change of scope but a price change associated with the scope change has not yet been agreed upon.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

A liability for contingent consideration based on future earnings is estimated at its fair value at the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss.  Fair value is estimated as of the acquisition date using estimated earnout payments based on management’s best estimate.

Accounting principles generally accepted in the United States provide a “measurement period” of up to one year in which to finalize all fair value estimates associated with the acquisition of a business.  Most estimates are preliminary until the end of the measurement period.  During the measurement period, adjustments to initial valuations and estimates that reflect newly discovered information that existed at the acquisition date are recorded.  After the measurement date, any adjustments would be recorded as a current period gain or loss.

Goodwill and Indefinite-Lived intangible Assets—Goodwill and certain intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized but are assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill for impairment. Since judgment is involved in performing fair value measurements used in goodwill impairment analyses, there is risk that the carrying values of our goodwill may not be properly stated.

We account for goodwill, including evaluation of any goodwill impairment under ASC Topic 350 “Intangibles — Goodwill and Other”, performed at the reporting unit level for those units with recorded goodwill on October 1 of each year, unless there are indications requiring a more frequent impairment test.

To date, goodwill has arisen from acquisitions and is recorded at our reporting units as follows (in thousands):

Reporting Unit	Segment	December 31, 2013
Rockford	West	$32,079
Q3C	West	13,160
JCG	East	59,259
Sprint	East	9,389
FSSI	East	1,087
Saxon	East	810
Cardinal Contractors, Inc.	East	401
OnQuest Canada, ULC	Engineering	2,441
Total Goodwill		$118,626

Under ASU 2012-02 - Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment, the Company can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary.  Typically however, the Company uses the two-step impairment test outlined in ASC Topic 350.  The company tests for goodwill impairment on October 1 each year.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our budgets discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

We self-insure worker’s compensation claims up to $250,000 per claim.  We maintained a self-insurance reserve totaling approximately $20.6 million at December 31, 2013 and approximately $16.5 million at December 31, 2012. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

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

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements. These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. To the extent that any plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, requires that if the Company were to withdraw from an agreement or if a plan is terminated, we may incur a withdrawal obligation. Since the withdrawal liability is based on estimates of our proportional share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, the potential withdrawal obligation may be significant.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan for which we have recorded a liability of $7.5 million which represents our best estimate of the liability at the time it was recorded.  Any changes in the estimated withdrawal liability could materially affect our results of operations, cash flow and financial position in the period such a change occurs.  See Note 14 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation, regulatory or other contingency matters on a quarterly basis in light of potentially relevant factual and legal developments, taking into consideration relevant insurance coverage and related deductibles. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation or contingency loss.  Significant judgment is required to make these estimates and due to uncertainties related to these matters, accruals are based on the information available at that time.  As additional information becomes available, we may revise our estimates.  These revisions could have a material impact on our results of operations and financial condition.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

Results of Operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenues	$1,944,220	100.0%	$1,541,734	100.0%	$1,460,150	100.0%
Gross profit	256,015	13.2%	192,710	12.5%	185,203	12.7%
Selling, general and administrative expense	130,778	6.8%	96,424	6.3%	86,204	5.9%
Operating income	125,237	6.4%	96,286	6.2%	98,999	6.8%
Other income (expense)	(5,661)	(0.2)%	(4,182)	(0.3)%	(2,266)	(0.2)%
Income before income taxes	119,576	6.2%	92,104	6.0%	96,733	6.6%
Provision for income taxes	(44,896)	(2.3)%	(33,837)	(2.2)%	(38,174)	(2.6)%
Net income	74,680	3.9%	58,267	3.8%	58,559	4.0%
Net income attributable to noncontrolling interests	(5,020)	(0.3)%	(1,511)	(0.1)%	—	—
Net income to Primoris	$69,660	3.6%	$56,756	3.7%	$58,559	4.0%

Consolidated Results

In 2012, we acquired Sprint, Silva, Saxon and Q3C, and in 2013, we acquired FSSI.  Combined, these companies are referred to as “Acquired companies” in the following discussion.

Revenues

2013 and 2012

Revenue increased by $402.5 million, or 26.1%, in 2013 compared to 2012 as a result of both acquisitive and organic growth.  Revenues from the Acquired Companies were $344.8 million in 2013, an increase of $152.4, or 79.2%, from the $192.4 million in 2012.  The increase reflects the full year results for Q3C, Sprint, Silva and Saxon which were acquired at different times in 2012 and a partial year for FSSI acquired in 2013.  Organically, revenues at the West segment increased by $163.2 million, or 19.6%, revenues at the East segment increased by $45.0 million, or 6.8%, and revenues decreased at the Engineering segment by $1.6 million, or 3.5%, all compared to 2012.  In 2013, the East segment represented 38.5% of total revenues, the West segment represented 59.2% of total revenues and the Engineering segment represented 2.3% of total revenues.  In 2012, the East segment represented 43.0% of total revenues, the West segment represented 54.0% of total revenues and the Engineering segment represented 3.0% of total revenues.

2012 and 2011

Revenue in 2012 grew to $1.5 billion, an increase of $81 million, or 5.6% from the prior year. The Acquired Companies contributed $113 million, or 7.3% of the total 2012 revenues.  The decline in organic revenues of $32 million reflects the impact of the El Paso Ruby contract (“Ruby”) on 2011 revenues.  With the substantial completion of that pipeline in 2011, revenues associated with the project decreased $262 million from 2011 to 2012.  Excluding the impact of Ruby, organic revenues grew by $230 million reflecting growth at ARB, JCG and Rockford’s non-Ruby business.

Gross Profit

2013 and 2012

Gross profit increased by $63.3 million, or 32.9%, in 2013 compared with 2012.  Of this increase, the Acquired Companies contributed $30.1 million or 15.6%, and organic growth accounted for $33.2 million or 17.3%.  Gross profit at the West segment increased by $71.4 million or 60.0% with Q3C contributing $29.4 million of this increase. The balance of $42.0 million was due to organic growth, including the impact of the close-out of a major power plant project. Gross profit at the East segment decreased by $7.8 million, or 12.2%, and profit at the Engineering segment decreased by $0.3 million, or 3.6%, all compared to 2012.  In 2013, the East segment gross profit represented 21.9% of total gross profit, the West segment gross profit represented 74.5% of the gross profit, and the Engineering segment represented 3.6% of gross profit.  In 2012, the East segment gross profit represented 33.1% of total gross profit, the West segment gross profit represented 61.9% of the gross profit, and the Engineering segment represented 5.0% of gross profit.

Gross profit as a percentage of revenues increased from 12.5% in 2012 to 13.2% in 2013.  The gross profit margin percentage for the East segment declined to 7.5% in 2013 compared to 9.6% in 2012, the gross profit margin percentage for the West segment increased from 14.3% in 2012 to 16.6 % in 2013, and the gross profit margin percentage for the Engineering segment for both years was 20.5%.

2012 and 2011

Gross profit for 2012 increased by $7.5 million, or 4.1%, from 2011.  The Acquired Companies contributed gross profit of $17 million.  Excluding the impact of the Ruby project, gross profit from organic operations, increased by $28 million compared to the previous year.  As a percentage of revenue, gross profit decreased to 12.5% from 12.7%, reflecting the impact of the end of the Ruby project.

Selling, general and administrative expenses

2013 and 2012

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to management, administrative salaries and benefits, marketing and communications, professional fees, office rent and utilities and acquisition costs.  SG&A expenses increased $34.4 million, or 35.6%, for 2013 compared to 2012.  The primary reasons for the change are as follows:

•                  $15.9 million as a result of the March 11, 2013 acquisition of FSSI and the full year impact of acquisitions made in 2012.

•                  $8.2 million increase in 2013 from the following one-time items:

•                  $1.7 million for the impairment of an intangible asset and expensing of a prepaid asset at FSSI;

•                  $4.0 million from an other than temporary impairment of WesPac and Alvah’s basis differences (See Note 8 — “Equity Method Investments” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K); and

•                  $2.5 million impact of a favorable settlement of litigation in 2012.

•                  $10.3 million from an increase in compensation and compensation related expenses.

2012 and 2011

An overall increase in SG&A of $10.2 million, was due primarily to additional expenses at the Acquired Companies.

SG&A as a percentage of revenue

SG&A expenses as a percentage of revenue increased to 6.7% for 2013, from 6.3% for 2012 and 5.9% for 2011.  The increase in the percentage of revenue was due to the impact of the $8.2 million one-time charges without which the percentage would have been 6.3%, the same in 2012.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(Thousands)	(Thousands)	(Thousands)
Other income (expense)
Income (loss) from non-consolidated investments	$(4,836)	$186	$4,018
Foreign exchange gain (loss)	153	(36)	(96)
Other income (expense)	4,804	(870)	(1,088)
Interest income	110	157	331
Interest expense	(5,892)	(3,619)	(5,431)
Total other income (expense)	$(5,661)	$(4,182)	$(2,266)

The loss from non-consolidated joint ventures for 2013 included an impairment expense of $4.9 million for the WesPac-energy joint venture and a loss of $0.6 million from WesPac operations, partially offset by a $0.7 million profit from the Alvah investment.

Income from non-consolidated joint ventures for 2012 included $1.1 million from the St.-Bernard Levee Partners joint venture, reduced by $0.9 million expense for the WesPac-Energy joint venture.

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

The foreign exchange loss for 2013 and gains for 2012 and 2011 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Net other income for 2013 was $4.8 million.  The major components include $6.5 million as reductions in the liability for contingent consideration since the Sprint, Saxon and FSSI acquisitions did not meet the performance targets outlined in their purchase agreements.  The income was partially offset by increases of $2.5 million in the fair value of the liabilities for contingent consideration recorded throughout 2013 for acquisitions, including Q3C.

In 2012, net other expense was $0.9 million and $1.1 million in 2011.  For 2012, net other expense consisted of (a) the increase in the estimated fair value of the contingent earn-out liabilities for the Rockford, Sprint, Saxon and Q3C acquisitions, and (b) income of $0.6 million for final settlement in December 2012 of a previously discontinued operation in Ecuador.  For 2011, net other expense consisted primarily of the increase in the estimated fair value of the contingent earnout liabilities for the Rockford acquisition.

Interest income decreased in 2013 compared to both 2012 and 2011 as a result of declining interest rates and our decision to invest our excess cash balances primarily in certificate of deposits (“CD’s”) and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) and in short term U.S. Treasury bills with various financial institutions that are backed by the federal government. These relatively risk-free investments provide minimal income. The rate decrease was partially offset by higher average cash balances in the 2013 period.

Interest expense in 2013 increased by $2.3 million, due to higher borrowing levels, including the $50 million long-term note executed at the end of 2012, the $25 million long-term note drawn-down in July 2013, coupled with an increase in our equipment debt financing.

Interest expense in 2012 decreased by $1.8 million compared to 2011.  The $1.8 million decrease was due to paid down of all subordinated debt during 2012, and the re-financing of existing debt at lower interest rates, due the lower interest rate environment.

The weighted average interest rate on total debt outstanding at December 31, 2013, 2012 and 2011 was 3.3%, 2.7% and 5.6%, respectively.

Provision for income taxes

Our provision for income tax increased $11.1 million to $44.9 million for 2013 compared to 2012 as a result of increased pretax profits the years and an increase in our effective tax rate.  The effective tax rate on income before provision for income taxes and noncontrolling interests was 37.54% and 36.74% for the years 2013 and 2012, respectively.  The effective tax rate excluding income attributable to noncontrolling interests was 39.19% for the year 2013 and 37.35% for 2012.  The two primary reasons for the increase were the impact of the true-up of the 2012 state income tax estimates and the impact of a permanent book-tax difference for the 2012 settlement of the Rockford litigation.

Our provision for income tax decreased $4.3 million to $33.8 million for 2012 compared to 2011 as a result of decreased pretax profits between the years.  The effective tax rate on income before provision for income taxes and noncontrolling interests for the year 2012 was 36.74%.  The effective tax rate excluding income attributable to noncontrolling interests is 37.35%.

Segment Results

The following discussion describes the significant factors contributing to the results of our three operating segments.

East Segment

Revenue and gross profit for the East segment for the years ending December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$747,782		$662,248		$528,745
Gross profit	$56,040	7.5%	$63,811	9.6%	$57,118	10.8%

2013 and 2012

Revenue for the East segment increased by $85.5 million, or 12.9% from 2012.  Of the increase the Acquired Companies added $76.8 million: $40.5 million from Saxon and FSSI and $36.3 million from Sprint.  JCG’s industrial division revenue increased by $48.3 million primarily from work activity at petrochemical facilities in south Louisiana, and Cardinal Construction revenues increased by $14.6 million reflecting improved opportunities in the wastewater facility market in both Texas and Florida.  These revenue increases were partially offset by a $54.8 million decrease at JCG’s heavy civil and infrastructure and maintenance divisions.  The primary reason for the decrease was a reduction in $106.2 million in Louisiana DOT revenue only partially replaced by an increase of $51.7 million in Texas DOT revenue.  While JCG had received the final notices to proceed for the I-35 projects near Belton, Texas, the Louisiana work is projected to remain at 2013 levels.

Gross profit for the segment decreased by $7.8 million, or 12.2%, compared to 2012.  The gross profit at the JCG heavy civil division decreased by $16.9 million primarily reflecting the impact of the revenue decrease and increased weather related costs for LADOT projects.  The decrease was offset by increases of $6.5 million at JCG’s industrial division and $2.1 million at Cardinal Contractors as a result of their increased revenue.  The gross profit contribution from the Acquired Companies was $0.5 million with project delays affecting Sprint’s ability to improve its margin from last year and project execution issues impacting Saxon.

Gross profit as a percent of revenues decreased to 7.5% in 2013 compared to 9.6% in 2012 primarily as a result of the decreased profitability at JCG and the reduced margin at the Acquired Companies.

2012 and 2011

East segment revenue in 2012 increased by $133.5 million, or 25.2%, from 2011.  Of the revenue increase, $100.7 million was due to the contribution of the three acquired companies, Sprint, Silva and Saxon.  JCG revenues increased by $29.0 million compared to 2011, as revenue increased at our industrial, infrastructure and maintenance and deep tunneling divisions.  Revenues at the heavy civil division were impacted by a decrease of $62.3 million in work for LADOT and was offset by increases in work for TXDOT.

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

West Segment

Revenue and gross profit for the West segment for the years ending December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
West Construction Services
Revenue	$1,151,433		$832,860		$881,733
Gross profit	$190,747	16.6%	$119,328	14.3%	$118,385	13.4%

2013 and 2012

West segment revenue increased by $318.6 million, or 38.3%, for 2013 compared to 2012 primarily from increases of $207.4 million at Rockford and $155.4 million at Q3C, which was acquired in November 2012.  Revenue at the ARB Underground division decreased by $44.9 million led by decreases from its two largest California utility customers of $57.3 million and $23.5 million, respectively.  For the year, revenues in the West from West’s largest customer decreased from $224.8 million to $156.3 million.  The decline was partially due to completion of one large program without the start of a new program.  We expect that revenue for this customer will increase in 2014.

Gross profit for the West segment increased by $71.4 million, or 59.9%, compared to 2012.  The primary driver of the gross profit increase was the successful substantial completion of a major power plant project in Southern California on time which allowed us to recognize profitability related to potential liquidated damages.  The contribution of this project and of the Blythe joint venture project increased our West Industrial gross profit by $41.6 million.  Q3C full year operations increased gross profit by $29.4 million, and in spite of the impact of very unusual and negative weather conditions, Rockford added $1.0 million.  The revenue reduction at the ARB Underground division reduced gross profit by $0.6 million.

Gross profit as a percent of revenues increased to 16.6% in 2013 compared to 14.3% in 2012 primarily from the substantial completion of the power plant project by the ARB Industrial division.  This percentage is higher than historical percentages, and we expect that the gross profit percent will return to more historical levels of 13% to 15% of revenue in 2014.

2012 and 2011

West segment revenues decreased by $48.9 million, or 5.5% for 2012 compared to 2011 primarily due to a decline in revenue at Rockford from the completion of the Ruby project in 2011.  The decline in revenues was partially offset by revenue increases as follows:  At ARB underground division of $78.4 million, ARB industrial division of $29.6 million and Rockford (excluding Ruby) of $73.7 million.  In addition, the Blythe Power Constructors joint venture contributed revenues of $25.7 million and the acquisition of Q3C added $12.8 million.  Revenues for the West segment’s largest customer increased to $224.8 million from $165.4 million for the previous year.

Gross profit for the West segment increased by $0.9 million, or 0.8%, for 2012 compared to 2011.  The small increase was primarily the result of a combination of a reduction due to the completion of the Ruby project and the Long Beach airport parking facility, totaling $45.4 million, offset by increases in gross profit as follows:  ARB’s underground division of $17.3 million, ARB’s industrial division of $7.7 million, Rockford excluding Ruby of $18.0 million, Blythe Power Constructors of $3.0 million and Q3C of $1.4 million.  The gross profit at ARB’s industrial division primarily reflects final completion of two power projects, while the ARB underground division reflects primarily the increased gross profit from its largest customer.

Gross profit as a percent of revenues increased to 14.3% in 2012 compared to 13.4% in 2011 primarily as a result of increases in revenues and gross profit at the two ARB divisions in 2012, compared to 2011.

Engineering Segment

Revenue and gross profit for the Engineering segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Engineering Segment
Revenue	$45,005		$46,626		$49,672
Gross profit	$9,228	20.5%	$9,571	20.5%	$9,700	19.5%

2013 and 2012

Engineering segment revenue in 2013 decreased by $1.6 million, or 3.5%, compared to 2012 due primarily to the impact of completing a $16 million revenue project in 2012.

Gross profit for the Engineering segment for 2013 decreased to $9.2 million from $9.6 million for the same period in 2012, a decrease of $0.3 million, primarily due to the lower revenue, with gross profit as a percent of revenues remaining the same as in 2012.

2012 and 2011

Engineering segment revenue in 2012 decreased by $3.0, or 6.1%, compared to the previous year, due to lower contract order activity across the operation.

Gross profit for the Engineering segment for 2012 decreased to $9.6 million, or a decrease of 1.3%, from $9.7 million for the same period in 2011, primarily due to the lower revenue volume.

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $214.8 million at December 31, 2013 compared to $161.0 million at December 31, 2012.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2013, capital expenditures were approximately $87 million, which exceeded our historical levels by approximately $29 million as we made a significant investment to grow Q3C.  Capital expenses are expected to total $55 million to $65 million for 2014.

Cash Flows

Cash flows during the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
	(Thousands)	(Thousands)	(Thousands)
Change in cash
Net cash provided by operating activities	$77,753	$98,393	$39,500
Net cash used in investing activities	(97,120)	(95,008)	(22,609)
Net cash provided (used) in financing activities	57,893	33,860	(12,022)
Net change in cash	$38,526	$37,245	$4,869

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(Thousands)	(Thousands)	(Thousands)
Operating Activities
Operating income	$125,237	$96,286	$98,999
Depreciation and amortization	49,888	35,623	33,803
Loss (gain) on sale of property and equipment	(1,406)	(2,752)	335
Stock-based compensation expense	367	—	—
Distributions received from non-consolidated entities	2,821	1,358	10,136
Other than temporary impairment expense for non-consolidated entities	3,975	—	—
Intangible asset impairment	808	—	—
Net deferred taxes	(12,582)	(879)	7,453
Changes in assets and liabilities	(45,633)	6,962	(66,768)
Foreign exchange gain (loss)	153	(36)	(96)
Interest income	110	157	331
Interest expense	(5,892)	(3,619)	(5,431)
Other income (expense)	4,803	(870)	(1,088)
Provision for income taxes	(44,896)	(33,837)	(38,174)
Net cash provided by operating activities	$77,753	$98,393	$39,500

Net cash provided by operating activities for 2013 of $77.8 million decreased by $20.6 million compared to 2012.  There were no specific transactions or events that caused the change; however the largest element from the table above is the change in assets and liabilities of $45.6 million, which accounted for a reduction in cash from operations of $52.6 million compared to 2012.   The components of the change in assets and liabilities for the twelve months ended December 31, 2013 are summarized as follows:

•                  a decrease of $30.1 million in customer retention deposits representing both normal retention payments and release of the $5 million escrow associated with the Rockford acquisition;

•                  an increase of $36.9 million in accounts receivable as a result of the increase in revenues during 2013.  At December 31, 2013, accounts receivable represented 29.0% of our total assets compared to 28.8% at the end of 2012.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  an increase of $15.4 million in costs and estimated earnings in excess of billings. Increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $3.7 million for the ARB Underground division, 2.6 million for Q3C and $11.2 million for JCG;

•                  an increase in inventory and other current assets of $14.8 million primarily as a result of an increase in customer held inventory and prepaid expenses;

•                  accounts payable decreased by $25.1 million as a result of increased operating activity at the end of the 2012 year, an unusually high level of the accounts payable balances were accrued.  Accounts payable aging at the end of December 2013 reflect more historical aging of accounts payable;

•                  a net increase of $14.5 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings;

•                  a decrease of $14.9 million in contingent earn-out liabilities, primarily as a result of payments of $10.9 million made in April 2013 and a $6.5 million reduction as certain operations did not meet the required operational targets; and

•                  a net increase of $15.8 million in accrued expenses, mainly due to an increase in the insurance reserve and premiums payable, and payroll and related employee benefits, reflecting our increased operating levels for the year.

During the twelve months of 2013, we paid $48.1 million for income taxes compared to $31.4 million in the same period of the previous year, as a result of taxes on increased income for the year ended December 31, 2013, compared to the same period in 2012.

Investing activities

	2013	2012	2011
	(Thousands)	(Thousands)	(Thousands)
Capital expenditures — cash	$87,050	$37,395	$29,052
Capital expenditures — financed	2,637	2,932	5,312
Total capital expenditures	$89,687	$40,327	$34,364

We purchased property and equipment for $89.7 million, $40.3 million and $34.4 million in the years ended December 31, 2013, 2012 and 2011, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

For 2013 purchases, we paid $87.1 million in cash, and we financed $2.6 million through capital leases.  Included in the 2013 purchases amount is approximately $26.2 million for equipment in support of the increased activity at Q3C and $2.0 million for the purchase of land and buildings in Fairmont, California.  The remaining $58.9 million in 2013 includes equipment for $33.2 million and transport equipment for $25.7 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $7.9 million, $9.0 million and $3.4 million for 2013, 2012 and 2011, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased to a small amount.

As part of our cash management program, we invested $23.1 million, $6.9 million and $36.0 million in 2013, 2012 and 2011, respectively, in short-term investments, and sold $7.9 million, $26.4 million and $39.0 million in 2013, 2012 and 2011, respectively.  Short-term investments consist primarily of CDs and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by federal government.

We used $2.3 million in cash for the FSSI acquisition in 2013 and $86.2 million in cash for the Sprint, Silva, Saxon and Q3C acquisitions during 2012.  We made no acquisitions in 2011.

Financing activities

Financing activities provided cash of $57.9 million in 2013. Significant transactions impacting cash flows from financing activities included:

•                  $82.6 million in new and refinanced notes secured by our equipment;

•                  $25.0 million draw down of senior secured notes;

•                  $35.9 million in repayment of long-term debt and the repayment of $4.6 million in capital leases;

•                   $5.5 million in payments of accumulated earnings to a non-controlling interest holder;

•                  Dividend payments of $5.2 million to our stockholders during the year ended December 31, 2013; and

•                  $1.45 million in proceeds from the issuance of 131,989 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

Credit Facility

As of December 31, 2013, the Company had a revolving credit facility (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio as that term is defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit were $5.1 million at December 31, 2013 and 4.8 million at December 31, 2012.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2013, leaving available borrowing capacity at $69.9 million at December 31, 2013.

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

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including among others, minimum tangible net worth, senior debt to EBITDA ratio, debt service coverage requirements and a minimum balance for unencumbered net book value for fixed assets. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2013.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2013 and December 31, 2012, letters of credit outstanding totaled $2.8 million and $1.4 million in Canadian dollars, respectively.  At December 31, 2013, the available borrowing capacity was $5.2 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2013, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2013, we had $225.1 million of outstanding long-term debt and capital lease obligations.  There were no balances due on the subordinated debt related to the prior year JCG and Rockford acquisitions and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2013 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$225,109	$31,763	$67,839	$58,293	$67,214
Interest on long-term debt (1)	27,103	5,958	9,766	6,429	4,950
Equipment operating leases	11,830	5,353	6,010	467	—
Contingent consideration obligations	9,233	5,000	4,233	—	—
Real property leases	13,011	3,384	4,381	3,604	1,642
Real property leases—related parties	5,758	1,482	1,545	1,414	1,317
	$292,044	$52,940	$93,774	$70,207	$75,123
Letters of credit	$7,696	$6,556	$1,140	$—	—

(1)                                 The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

The table does not include obligations under multi-employer pension plans in which some of our employees participate.  Our multi-employer pension plan contribution rates are generally specified in our collective bargaining agreements, and contributions are made to the plans based on employee payrolls.  Our obligations for future periods cannot be determined because we cannot predict the number of employees that we will employ at any given time nor the plans in which they may participate.

We may also be required to make additional contributions to multi-employer pension plans if they become underfunded, and these contributions will be determined based on our union payroll.  The Pension Protection Act of 2006 added special funding and operational rules for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status.  Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers.  The amounts of additional funds that we may be obligated to contribute cannot be reasonably estimated and is not included in the table above.

In 2011, several of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (“Plan”) and we recognized a withdrawal liability of approximately $7.2 million.  The withdrawal liability that we recorded was based on estimates received from the Plan during 2011 for a complete withdrawal from the Plan.  We are in dispute with the Plan regarding the effective date of our withdrawal.  We expect to receive an assessment of the withdrawal liability which we may challenge or seek to further negotiate.  As a result, the final withdrawal liability cannot be determined, and it could be materially higher than the amount that we have recognized.  Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum settlement.  As a result, we have not included the estimated withdrawal liability in the table above.  Furthermore, we have excluded the payments associated with the contested withdrawal liability of Q3C based on its minimal value of approximately $15 thousand per year for the next seven years.  See Note 17 — “Multiemployer Plans” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We have also excluded from the table any interest and fees associated with letters of credit and commitment fees under our credit facility since these amounts are variable.

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

Further information regarding related party transactions can be found in Note 20 — “Related Party Transactions” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Off Balance Sheet Transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet.  We have no off-balance sheet financing arrangement with variable interest entities.  The following represent transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•                  Letters of credit issued under our lines of credit. At December 31, 2013, we had letters of credit outstanding of $7.7 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At December 31, 2013, equipment operating leases had a remaining commitment of $11.8 million and facility rental commitments were $13.6 million.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2013, we had $1.5 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 17 — “Multiemployer Plans” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

2014 Outlook

We believe that we have market growth opportunities in 2014 in all of the industries that we serve.  However, while the United States economy has improved over the past few years, increasingly stringent regulatory and environmental requirements for our client’s infrastructure improvements may create uncertainty as to the timing of the opportunities.  We believe that we have the financial and operational capabilities to meet the short-term challenges, and we continue to be optimistic about longer-term opportunities.

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

•                  Transportation infrastructure construction opportunities — We believe that this market has seen a decrease in new contract opportunities in most of the United States, including in the Louisiana market.  However, we expect continuing increases in Texas.  The transportation market would primarily impact the operations of JCG.

Please note that our 2014 outlook and 2014 financial results could be adversely impacted by the factors discussed in Item 1A “Risk Factors” in this annual report on Form 10-K.  This 2014 outlook consists of forward-looking statements and should be read in conjunction with the cautions about forward looking statements found at the beginning of this Annual Report on Form 10-K..

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their ultimate revenue amount is difficult to determine.

Historically, the Company defined backlog to include only Fixed Backlog.  The definition of backlog and how it was calculated was expanded to include MSA Backlog because the acquisitions of Sprint and Q3C significantly increased the percentage of revenues derived from MSAs for the Company.  During 2013, Q3C derived approximately 69% of its revenue from MSAs, Sprint derived approximately 40% of its revenue from MSAs and ARB derived approximately 45% of its revenue from MSAs.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment and the changes in Fixed Backlog for the periods ending December 31, 2013, 2012 and 2011 were as follows, in thousands:

Segment:	Beginning Fixed Backlog as of December 31, 2012	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2013	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2013

East Construction Services	$970,221	$876,290	$650,428	$1,196,083	$97,354	$747,782
West Construction Services	361,289	622,452	759,138	224,603	392,295	1,151,433
Engineering	14,731	92,596	45,005	62,322	0	45,005
Total	$1,346,241	$1,591,338	$1,454,571	$1,483,008	$489,649	$1,944,220

Segment:	Beginning Fixed Backlog as of December 31, 2011	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2012	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2012

East Construction Services	$813,316	$725,636	$568,731	$970,221	$93,517	$662,248
West Construction Services	326,845	684,404	649,960	361,289	182,900	832,860
Engineering	25,402	19,733	30,404	14,731	16,222	46,626
Total	$1,165,563	$1,429,773	$1,249,095	$1,346,241	$292,639	$1,541,734

Segment:	Beginning Fixed Backlog as of December 31, 2010	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2011	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2011

East Construction Services	$630,567	$670,868	$488,119	$813,316	$40,626	$528,745
West Construction Services	222,018	533,144	428,317	326,845	453,416	881,733
Engineering	43,187	27,642	45,427	25,402	4,245	49,672
Total	$895,772	$1,231,654	$961,863	$1,165,563	$498,287	$1,460,150

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of December 31, 2013, our total Fixed Backlog was $1.48 billion representing an increase of $136.8 million, or 10.2%, from $1.35 billion as of December 31, 2012.  We expect that approximately 57% of the total Fixed Backlog at December 31, 2013, will be recognized as revenue during 2014, with $578 million expected for the East Construction Services segment, $213 million for the West Construction Services segment and $58 million for the Engineering segment.

MSA Backlog

The following table outlines historical MSA revenues for the twelve months ending December 31, 2013 and 2012 ($ in thousands):

Year:	MSA Revenues
2012	411,538
2013	462,554

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of backlog, both Fixed Backlog and MSA Backlog, by operating segment at December 31, 2013 (in thousands).

Segment:	Fixed Backlog at December 31, 2013	MSA Backlog at December 31, 2013	Total Backlog at December 31, 2013

East	$1,196,083	$110,107	$1,306,190
West	224,603	350,217	574,820
Engineering	62,322	—	62,322
Total	$1,483,008	$460,324	$1,943,332

We expect that during 2014, we will recognize as revenue approximately 53% of the East backlog at December 31, 2013; approximately 98% of the West backlog and approximately 93% of the Engineering backlog.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2013 and 2012, due to the generally short maturities of these items. At December 31, 2013 and 2012, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At December 31, 2013, all of our long-term debt was subject to fixed interest rates.

At December 31, 2013 and 2012, we had no derivative financial instruments.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2013.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired FSSI on March 8, 2013.

We have excluded FSSI from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  FSSI financial statements in aggregate constitute approximately 0.5% of total assets (excluding approximately $1.6 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 0.3% of total revenues, and a pretax loss which was approximately 2.3% of pre-tax income (excluding approximately $0.3 million of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2013.

The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

Brian Pratt.  Mr. Pratt has been our President, Chief Executive Officer and Chairman of the Board since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger with the former shell company in 2008, Mr. Pratt was majority owner of Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974. Mr. Pratt is 61 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including a Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 66 years old.

Michael D. Killgore.  Mr. Killgore was named as our Executive Vice President, Director of Construction Services in March 2010, and has served as a Director since the JCG acquisition in December 2009. He is responsible for overall management related to the operations of both our East Construction Services and West Construction Services business segments. He has been with James Construction Group and its predecessor companies since 1977, and was Chief Executive Officer of James Construction Group beginning in 2007. He received a B.S. Civil Engineering degree from Louisiana Tech University in 1978.  Mr. Killgore is a registered Civil and Environmental Engineer in the state of Louisiana. Mr. Killgore is 57 years old.

John M. Perisich.  Mr. Perisich has served as our Executive Vice President and General Counsel effective May 3, 2013.  He previously served as our Senior Vice President and General Counsel from February 2006 and prior to that, was Vice President and General Counsel of Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 49 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                               We have filed the following documents as part of this Report:

1.                                      Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2013 and 2012 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2013, 2012 and 2011.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (9)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (10)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (11)

Exhibit 4.1	Specimen Common Stock Certificate (12)

Exhibit 10.1	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.2	2008 Long-Term Equity Incentive Plan (#)(13)

Exhibit 10.3	2013 Equity Incentive Plan (#)(14)

Exhibit 10.4	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.5	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.6	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.7

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.8	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.9	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.10	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.11	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (17)

Exhibit 10.12	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (17)

Exhibit 10.13	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (18)

Exhibit 10.14	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (19)

Exhibit 10.15	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (19)

Exhibit 10.16	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (19)

Exhibit 10.17

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (19)

Exhibit 10.18

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (19)

Exhibit 10.19

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (19)

Exhibit 10.20

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (19)

Exhibit 10.21	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.22	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.23	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.24	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (20)

Exhibit 10.25	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.26	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.27	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (23)

Exhibit 10.28	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (23)

Exhibit 10.29	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.30	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.31	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.32

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (23)

Exhibit 10.33	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (23)

Exhibit 10.34	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.35	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.36	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.37	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.38

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (25)

Exhibit 10.39	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (26)

Exhibit 10.40	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.41	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.42	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (28)

Exhibit 10.43	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (29)

Exhibit 10.44	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.45

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.46

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.47	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (31)

Exhibit 10.48	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (31)

Exhibit 10.49	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.50	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (32)

Exhibit 10.51	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (32)

Exhibit 10.52	Promissory Note, dated June 11,2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (34)

Exhibit 10.53

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (34)

Exhibit 10.54

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (34)

Exhibit 10.55	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (35)

Exhibit 10.56	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (35)

Exhibit 10.57

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (35)

Exhibit 10.58	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (*)

Exhibit 10.59	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (*)

Exhibit 14.1	Code of Ethics and Business Conduct (33)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(11)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(13)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(14)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(35)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer

Date:	March 3, 2014

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

Date:  March 3, 2014

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Force Specialty Services, Inc. (“FSSI”) which was acquired on March 11, 2013 and whose financial statements constitute approximately 0.5% of total assets (excluding approximately $1.6 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 0.3% of total revenues, and approximately (2.3%) of pre-tax income (excluding approximately $250,000 of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at FSSI.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Irvine, California

March 3, 2014

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$196,077	$157,551
Short-term investments	18,686	3,441
Customer retention deposits and restricted cash	5,304	35,377
Accounts receivable, net	304,955	268,095
Costs and estimated earnings in excess of billings	57,146	41,701
Inventory and uninstalled contract materials	51,829	37,193
Deferred tax assets	13,133	10,477
Prepaid expenses and other current assets	12,654	10,800
Total current assets	659,784	564,635
Property and equipment, net	226,512	184,840
Investment in non-consolidated entities	—	12,813
Intangible assets, net	45,303	51,978
Goodwill	118,626	116,941
Other long term assets	468	—
Total assets	$1,050,693	$931,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,302	$151,546
Billings in excess of costs and estimated earnings	173,365	158,892
Accrued expenses and other current liabilities	91,079	76,152
Dividends payable	1,805	—
Current portion of capital leases	3,288	3,733
Current portion of long-term debt	28,475	19,446
Current portion of contingent earnout liabilities	5,000	10,900
Total current liabilities	430,314	420,669
Long-term capital leases, net of current portion	2,295	3,831
Long-term debt, net of current portion	191,051	128,367
Deferred tax liabilities	10,092	20,018
Long-term contingent earnout liabilities, net of current portion	4,233	12,531
Other long-term liabilities	14,260	13,153
Total liabilities	652,245	598,569
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,571,394 and 51,403,686 issued and outstanding at December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	159,196	155,605
Retained earnings	238,216	175,517
Non-controlling interest	1,031	1,511
Total stockholders’ equity	398,448	332,638
Total liabilities and stockholders’ equity	$1,050,693	$931,207

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,944,220	$1,541,734	$1,460,150
Cost of revenues	1,688,205	1,349,024	1,274,947
Gross profit	256,015	192,710	185,203
Selling, general and administrative expenses	130,778	96,424	86,204
Operating income	125,237	96,286	98,999
Other income (expense):
Income (loss) from non-consolidated entities	(4,836)	186	4,018
Foreign exchange gain (loss)	153	(36)	(96)
Other income (expense)	4,804	(870)	(1,088)
Interest income	110	157	331
Interest expense	(5,892)	(3,619)	(5,431)
Income before provision for income taxes	119,576	92,104	96,733
Provision for income taxes	(44,896)	(33,837)	(38,174)
Net income	$74,680	$58,267	$58,559

Less net income attributable to noncontrolling interests	$(5,020)	(1,511)	—

Net income attributable to Primoris	$69,660	$56,756	$58,559

Dividends per common share	$0.135	$0.120	$0.110

Earnings per share attributable to Primoris:
Basic	$1.35	$1.10	$1.15
Diluted	$1.35	$1.10	$1.14

Weighted average common shares outstanding:
Basic	51,540	51,391	50,707
Diluted	51,610	51,406	51,153

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional		Non	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2010	49,359,600	$5	$136,245	$71,981	$—	$208,231
Net income	—	—	—	58,559	—	58,559
Issuance of earnout shares to James Construction Group/Rockford sellers	1,589,741	—	14,800	—	—	14,800
Issuance of shares to employees and directors	109,791	—	988	—	—	988
Dividends	—	—	—	(5,616)	—	(5,616)
Purchase of units from EarlyBirdCapital	—	—	(2,030)	—	—	(2,030)
Balance, December 31, 2011	51,059,132	$5	$150,003	$124,924	$—	$274,932
Net income	—	—	—	56,756	1,511	58,267
Issuance of shares to employees and directors	139,465	—	2,173	—	—	2,173
Issuance of shares to sellers of Sprint	62,052	—	980	—	—	980
Issuance of earnout shares to Rockford sellers	232,637	—	3,450	—	—	3,450
Dividends	—	—	—	(6,163)	—	(6,163)
Repurchase of stock	(89,600)	—	(1,001)	—	—	(1,001)
Balance, December 31, 2012	51,403,686	$5	$155,605	$175,517	$1,511	$332,638
Net income	—	—	—	69,660	5,020	74,680
Issuance of shares to employees and directors	153,579	—	3,062	—	—	3,062
Amortization of Restricted Stock Units	—	—	366	—	—	366
Issuance of shares as part of Q3C acquisition	29,273	—	463	—	—	463
Cancelled shares for redemption of note receivable	(15,144)	—	(300)	—	—	(300)
Distribution of non-controlling entities	—	—	—	—	(5,500)	(5,500)
Dividends	—	—	—	(6,961)	—	(6,961)
Balance, December 31, 2012	51,571,394	$5	$159,196	$238,216	$1,031	$398,448

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$74,680	$58,267	$58,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	42,421	29,080	24,104
Amortization of intangible assets	7,467	6,543	9,699
Intangible asset impairment	808	—	—
Stock-based compensation expense	367	—	—
Loss (gain) on sale of property and equipment	(1,406)	(2,752)	335
(Income) loss from non-consolidated entities	(97)	(186)	(2,318)
Impairment expense for non-consolidated entities	4,932	—	—
Other than temporary basis difference for non-consolidated entities	3,975	—	(1,700)
Distributions received from non-consolidated entities	2,821	1,358	10,136
Net deferred tax liabilities (assets)	(12,582)	(879)	7,453
Changes in assets and liabilities:
Customer retention deposits and restricted cash	30,073	(3,887)	(18,972)
Accounts receivable	(36,860)	(52,092)	20,767
Costs and estimated earnings in excess of billings	(15,445)	5,426	(24,591)
Other current assets	(14,774)	(1,341)	(6,654)
Other long term assets	—	—
Accounts payable	(25,131)	34,338	17,241
Billings in excess of costs and estimated earnings	14,473	20,639	(67,539)
Contingent earnout liabilities	(14,900)	(1,435)	2,927
Accrued expenses and other current liabilities	15,824	3,176	3,318
Other long-term liabilities	1,107	2,138	6,735
Net cash provided by operating activities	77,753	98,393	39,500
Cash flows from investing activities:
Purchase of property and equipment	(87,050)	(37,395)	(29,052)
Proceeds from sale of property and equipment	7,865	9,035	3,443
Purchase of short-term investments	(23,110)	(6,869)	(36,000)
Sale of short-term investments	7,448	26,428	39,000
Cash paid for acquisitions	(2,273)	(86,207)	—
Net cash used in investing activities	(97,120)	(95,008)	(22,609)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	107,609	94,471	44,000
Repayment of capital leases	(4,618)	(9,021)	(6,282)
Repayment of long-term debt	(35,896)	(26,633)	(22,329)
Repayment of subordinated debt	—	(17,501)	(20,710)
Purchase of Unit Purchase Option	—	—	(2,030)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,455	1,240	647
Cash distribution to non-controlling interest holder	(5,500)	—	—
Repurchase of common stock	—	(1,001)	—
Dividends paid	(5,157)	(7,695)	(5,318)
Net cash provided by (used in) financing activities	57,893	33,860	(12,022)

Net change in cash and cash equivalents	38,526	37,245	4,869
Cash and cash equivalents at beginning of year	157,551	120,306	115,437
Cash and cash equivalents at end of the year	$196,077	$157,551	$120,306

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:

Interest	$5,532	$3,004	$4,765

Income taxes, net of refunds received	$48,126	$31,404	$33,600

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2013	2012	2011

Obligations incurred for the acquisition of property and equipment	$2,637	$2,932	$5,312

Dividends declared and not yet paid	$1,805	$—	$1,532

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations —Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries.  The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware and its corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

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

The Company is a party to the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California.  The accounts of Blythe are included in the Company’s consolidated financial statements as part of the West Construction Services segment.

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  In 2008, the Company became publicly listed through a merger with a former shell company.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Seasonality—Primoris’ results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain and snow, which can impact the Company’s ability to perform construction services. The weather also limits our ability to bid for and perform pipeline integrity testing and routine maintenance for our utility customers’ underground systems since the systems are used for heating.  The acquisitions of Sprint and Q3C have added to the seasonality of our business.  Q3C’s primary operations are in the Midwest United States, an area usually affected by inclement weather during the first quarter.  Similarly, a significant portion of Sprint’s revenue is derived from utility customers.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following winter.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles. As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Reclassifications have been made to the prior year Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements to conform to the current year presentation and had no impact on net income or earnings per share.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and the noncontrolling interests of the Blythe joint venture, a variable interest entity for which the Company is the primary beneficiary as determined under the provisions of ASC Topic 810-10-45.  All intercompany balances and transactions have been eliminated in consolidation.

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

Operating cycle— In the accompanying consolidated balance sheets, assets and liabilities relating to long-term construction contracts (e.g. costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings) are included as current assets and current liabilities, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one calendar year.

The Company has significant working capital invested in assets that may have a liquidation period extending beyond one year. The Company has claims receivable and retention due from various customers and others that are currently in dispute, the realization of which is subject to binding arbitration, final negotiation or litigation.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

Short-term investments—The Company classifies as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Currently, the majority of the Company’s short-term investments are in short-term dollar-denominated bank deposits and U.S. Treasury Bills in order to provide government backing of the investments.

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

Inventory and uninstalled contract materials—Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials are certain job specific materials not yet installed which are valued using the specific identification method relating the cost incurred to a specific project.

Business combinations—Business combinations are accounted for using the acquisition method of accounting.  We use the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses.  The determination of fair value requires estimates and judgments of future cash flow expectations to assign fair values to the identifiable tangible and intangible assets.  GAAP provides a “measurement period” of up to one year in which to finalize all fair value estimates associated with the acquisition of a business. Most estimates are preliminary until the end of the measurement period.  During the measurement period, any material, newly discovered information that existed at the acquisition date would be reflected as an adjustment to the initial valuations and estimates.  After the measurement date, any adjustments would be recorded as a current period income or expense.  Changes in deferred tax asset valuation allowances and acquired tax uncertainties after the measurement period are also recognized in net income.  Expenses incurred in connection with a business combination are expensed as incurred.

Goodwill and other intangible assets—The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”.  Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill.  In December 2013, an expense of $808 was recorded relating to the FSSI intangible asset for customer relations reflecting the impairment of the asset.  See Note 4 — Business Combinations for further information.  Otherwise, there were no impairments of goodwill or intangible assets for the years ended December 31, 2013, 2012 and 2011.

Goodwill was recorded at our reporting units as follows:

Reporting Unit	Segment	December 31, 2013	December 31, 2012
Rockford	West Construction Services	$32,079	$32,079
Q3C	West Construction Services	13,160	12,562
JCG	East Construction Services	59,259	59,259
Sprint	East Construction Services	9,389	9,389
FSSI	East Construction Services	1,087	—
Saxon	East Construction Services	810	810
Cardinal Contractors, Inc.	East Construction Services	401	401
OnQuest Canada, ULC	Engineering	2,441	2,441
Total Goodwill		$118,626	$116,941

In August 2013, the Company paid $598 in cash to the sellers of Q3C as part of tax-related elections that were made under the terms of the purchase agreement.  This payment increased the original estimated goodwill value that had been recorded at December 31, 2012.

Income tax— Current income tax expense is the amount of income taxes expected to be paid for the financial results of the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax basis of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Comprehensive income—The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods, the Company had no material comprehensive income.

Foreign operations—At December 31, 2013, the Company had operations in Canada with assets aggregating approximately $11,371, compared to $10,335 at December 31, 2012.  The Canadian operations had revenues of $15,993 and income before tax of $2,742 for the year ending December 31, 2013 compared to revenues of $10,915 and income before tax of $304 for the same period in the prior period.  Operations included revenues of $12,287 and income before tax of $2,094 for the year ending December 31, 2011.

Functional currencies and foreign currency translation—Through a subsidiary, the Company maintains foreign operations in Canada.  The Company uses the United States dollar as its functional currency in Canada, as substantially all monetary transactions are made in dollars, and other significant economic facts and circumstances currently support that position. As these factors may change, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Foreign exchange gains of $153 in 2013, losses of $36 in 2012 and losses of $96 in 2011 are included in “other income or expense” on Consolidated Statements of Income.

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

At December 31, 2013 and 2012, the Company consolidated the financial results of Blythe, which we determined to be a VIE.  Net income attributable to the Company and the net income attributable to the noncontrolling interest owners are presented on the Consolidated Statements of Income.  Other financial information is presented in Note 13 - Noncontrolling Interests.

Equity method of accounting— If the Company is not the primary beneficiary of a VIE or does not have a controlling interest, the Company accounts for its interest using the equity method of accounting per ASC Topic 323.  The investment is recorded at cost and the carrying amount is adjusted periodically to recognize the Company’s proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  The Company records the effect of any impairment or an other than temporary decrease in the value of its investment.

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

See Note 8 — “Equity Method Investments” regarding impairments of investments in partially owned affiliates.

Cash concentration—The Company places its cash in short term U.S. Treasury bonds and certificates of deposit (“CDs”). At December 31, 2013 and 2012, the Company had cash balances of $196.1 million and $157.6 million, respectively.  At December 31, 2013, the $196.1 million of cash consisted of $182.5 million in U.S. Treasury bill funds and $13.6 million was held with various financial institutions, some of which may not be backed by the federal government.  At December 31, 2012, the $157.6 million consisted of $4.6 million held in U.S. Treasury bill funds and $153.0 million with various financial institutions that are backed by federal government guaranties.

Collective bargaining agreements—Approximately 55% of the Company’s hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2013. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 73 collective bargaining agreements to which the Company is a party to, 26 will require renegotiation during 2014.

Multiemployer plans — Various subsidiaries in the West Construction Services segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  Federal law requires that if the Company were to withdraw from an agreement, it will incur a withdrawal obligation.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.  See Note 14 — Commitments and Contingencies.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling $20,551 and $16,547 at December 31, 2013 and 2012, respectively. The amount is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred.  Future payments may materially differ from these reserves.

Fair value of financial instruments—The consolidated financial statements include financial instruments for which the fair value may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash, accounts receivable, short-term investments, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair market value based on their short-term nature.  The carrying value of the Company’s long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The fair value of financial instruments is measured and disclosure is made in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  The Company requires no collateral from its customers, but follows the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2013 and 2012 was $692 and $432, respectively.

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

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

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

The Company considers claims to be amounts it seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. Revenues in excess of contract costs incurred on claims are recognized when the amounts have been agreed upon with the customer.  Revenue in excess of contract costs from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

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

During the year ended December 31, 2013, certain contracts had revisions in estimates from those projected at December 31, 2012. If the revised estimates had been applied in the prior year, the gross profit earned on these contracts would have resulted in an increase of approximately $10,867 in gross profit in 2012. Similarly, had the revised estimates as of December 31, 2012 been applied in the prior year; the gross profit earned on these contracts would have resulted in an increase of approximately $8,185 in gross profit in 2011. The revised estimates for the year ended December 31, 2011 would have resulted in a gross profit increase of approximately $10,244 in the year 2010.

The following table presents the EPS impact that the changes in estimates would have been reflected in the years 2012 and 2011 had the revised estimates been applied to the particular year.

	Estimated net impact of change in estimate for year the year ended
	2012	2011

Revised estimates in 2013 that impact 2012	$10,867	$—
Revised estimates in 2012 that impact 2011	(8,185)	8,185
Revised estimates in 2011 that impact 2010	—	(10,244)
Net impact to gross margin	$2,682	$2,059
EPS impact to year	$0.032	$0.024

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however in most years a different group make up the top ten customers.

For the years ended December 31, 2013 and 2012, revenues generated by the top ten customers were $972.6 million and $862.3 million, respectively, which represented 50.0% and 55.9%, respectively, of total revenues during the periods.

During the years ending December 31, 2013 and 2012, the Louisiana DOT represented 3.3% and 11.1%, respectively, of total revenues and a large gas and electric utility represented 7.9% and 14.6%, respectively, of total revenues.  During the year ending December 31, 2012 and 2011, revenues generated by Rockford under the Ruby contract were $12.6 million and $274.9 million, respectively, which represented 0.8% and 18.8%, respectively, of total revenues during the periods.  The Ruby contract was part of a large project for the construction of a natural gas pipeline from Wyoming to Oregon for which field work was substantially completed in 2011.

At December 31, 2013, approximately 7.0% of the Company’s accounts receivable were due from one customer, and that customer provided 7.4% of the Company’s revenues during 2013.  At December 31, 2012, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 14.6% of the Company’s revenues during 2012.

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

The Company assesses the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an undiscounted operation cash flow analysis to determine if impairment exists.  The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2013 and 2012, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”) after approval of the shareholders and adoption by the Company on May 3, 2013.

The Company issued 131,989 shares of stock in 2013 and 111,790 shares of stock in 2012 under the Equity Plan to certain senior managers and executives, who, as part of the 2011 Primoris Long-Term Retention Plan (“LTR Plan”), may elect at the end of each year to purchase Company common stock at a discounted amount using a portion of their annual bonuses.  For both 2013 and 2012, the plan provided for a discount of 25%.  The amount of the discount is treated as compensation to the participant. The shares were fully vested upon issuance and have a six-month restriction on any trades.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 21,590 shares of common stock during 2013 and 27,675 shares of common stock during 2012 under the Equity Plan.  The shares were fully vested upon issuance and have a one-year restriction on any trades.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) under the Equity Plan.  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments for services provided, subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant, or $21.98 per Unit.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the year ended December 31, 2013 the Company recognized $366 in compensation expense.  At December 31, 2013, approximately $1.83 million of unrecognized compensation expense remains for the Units which will be recognized over the next 3.3 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2013, there were no accrued Dividend Equivalents.

At December 31, 2013, there were 2,417,165 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, stock appreciation rights (“SARS”), Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2013.

Contingent Earnout Liabilities—As part of recent acquisitions, the Company has agreed to issue additional shares of common stock, or make payments of cash, to the sellers upon meeting certain operating performance targets for specified periods subsequent to the acquisition date.  Each quarter, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records as a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.  The liability will be settled by issuing stock or making a cash payment, as determined by the purchase agreement.

The Rockford 2011 earnout target was achieved and the Company reflected the liability on the balance sheet at December 31, 2011.  The liability was settled by issuing 232,637 shares of common stock to the sellers and making a cash payment of $3,450 in April 2012.  The Rockford 2012 earnout target was achieved and the Company reflected the liability on the balance sheet at December 31, 2012.  The liability was settled by making a cash payment of $6,900 in March 2013.

As part of the Sprint acquisition in March 2012, the Company agreed to issue additional cash to the sellers upon meeting certain operating performance targets.  The Sprint 2012 earnout target was achieved in 2012 and a $4,000 cash payment was made in April 2013.  The 2013 earnout target provided for an additional cash payment of $4,000 to the sellers if 2013 EBITDA was at least $7,750.  Sprint did not meet the target and the contingent consideration balance of $3,400 was credited to non-operating income at December 31, 2013.

As part of the Q3C acquisition in November 2012, the Company agreed to issue additional cash to the sellers upon meeting certain operating performance targets for 2013 and 2014.  The Q3C earnout target for the period of November 18, 2012 through December 31, 2013 was achieved and the Company reflected a $5,000 liability on the balance sheet at December 31, 2013.  The liability will be settled by making a cash payment in March 2014.  For the calendar year 2014, if Q3C EBITDA is at least $19,000, the Company will pay an additional $3,750.  The payment amount increases by $1,250, to $5,000, if EBITDA exceeds $22,000.  The estimated fair value of the 2014 target was $4,233 at December 31, 2013, based on management’s evaluation of the probability of Q3C meeting the performance target, discounted at the Company’s estimated average cost of capital.

Payments were to be made for meeting certain performance measures for Saxon (acquired in September 2012) and FSSI (acquired in March 2013).  Saxon and FSSI did not meet their performance targets.  Because the measurement period of the acquisitions had past, the contingent consideration amount of $2,340 and $760, for FSSI were credited to non-operating income at December 31, 2013.

Derivative instruments and hedging activities—From time to time, the Company has used foreign currency hedge agreements to manage its Canadian currency exchange exposures, which were accounted for in accordance with ASC Topic 815 “Derivatives and Hedging”.  During the twelve months ended December 31, 2013 and 2012, the Company had no derivative financial instruments.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, to clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”.  The ASU was effective for the fiscal years and interim periods beginning January 1, 2013.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and certain liabilities that are required to be measured at fair value at December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2013:
Cash and cash equivalents	$196,077	$196,077	—	—
Short-term investments	$18,686	$18,686	—	—
Liabilities as of December 31, 2013:
Contingent consideration	$—	—	—	$9,233

Assets as of December 31, 2012:
Cash and cash equivalents	$157,551	$157,551	—	—
Short-term investments	$3,441	$3,441	—	—
Liabilities as of December 31, 2012:
Contingent consideration	$—	—	—	$23,431

Short-term investments consist primarily of CD’s and U.S. Treasury bills with various financial institutions that are backed by the federal government.

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2013 and 2012:

	Significant Unobservable Inputs (Level 3)
	2013	2012
Contingent Consideration Liability
Beginning balance	$23,431	$12,718
Additions to contingent consideration liability:
Sprint acquisition	—	6,200
Saxon acquisition	—	1,950
Q3C acquisition	—	7,448
FSSI acquisition	702	—
Change in fair value of contingent consideration liability	2,500	2,015
Reductions in the contingent consideration liability:
Payment to Rockford sellers for meeting performance targets	(6,900)	(6,900)
Payment to Sprint sellers for meeting performance targets	(4,000)	—
Reduction due to non-attainment of performance targets	(6,500)	—
Ending balance	$9,233	$23,431

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s statement of income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which have ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 4—Business Combinations

2013 Acquisition - FSSI

On March 11, 2013, the Company’s subsidiary, PES, purchased the assets of FSSI which specializes in turn-around work at refineries and chemical plants in the Gulf Coast area.  Based in the greater Houston, Texas area, FSSI’s location provides a presence and convenient access to refineries in south Texas, the Houston ship channel and Louisiana.

The acquisition of FSSI was accounted for using the acquisition method of accounting.  The fair value of the consideration for the acquisition was $2,377.  Consideration consisted of $1,675 in cash, of which $1,025 was paid at closing and $650 was paid in the second quarter 2013.  The agreement provided for three future potential payments, contingent upon FSSI meeting certain performance targets for the remainder of calendar year 2013 and calendar years 2014 and 2015.

The contingent consideration was defined as:  (1) a payment of $500 in cash for the achievement of pretax income of at least $553 for the remainder of the year ending December 31, 2013; (2) a payment of $500 in cash if pretax income for the year 2014 is at least $2,502; and (3), a payment of $500 in cash if pretax income for the year 2015 is at least $4,227.  The estimated fair value of the potential contingent consideration on the acquisition date was $702 and at September 30, 2013 was $741.  At December 31, 2013, it was determined that the operations of FSSI did not meet the performance targets.  Because the measurement date of the acquisition had passed, the contingent consideration balance of $760 was credited to non-operating income at December 31, 2013.

The purchase agreement also included a provision that PES make an up-front payment of $1,000 for a five-year employment, non-competition and non-solicitation agreement with a key employee.  If the employee terminates his employment or violates the agreement prior to the end of the five-year period, he is required to repay the unamortized amount of the $1,000 payment.  This agreement was accounted for as a prepaid asset and was being amortized equally over a five-year period.

The fair value of the assets acquired and the liabilities assumed is detailed in the section below “Schedule of Assets Acquired and Liabilities Assumed for 2013 and 2012 Acquisitions”.

Because the operating results for FSSI did not meet the expected targets during the fourth quarter 2013, the Company made certain changes in FSSI management.  As a result of the changes, several adjustments were made to the value of certain FSSI assets and liabilities as of December 31, 2013.  First, the Company determined that the value attributed to the intangible asset for customer relationships was impaired and the remaining value of $808 of such asset was expensed to “Selling, general and administrative expenses”.  Second, the unamortized portion of the prepaid payment made to the employee of $850 was fully reserved as a charge to “Selling general and administrative expenses”.  And third, as discussed above, no remaining value was attributed for any future contingent consideration as of December 31, 2013, and $760 was credited to non-operating income in the fourth quarter 2013.  The Company believes the remaining fair value of the FSSI business is properly reflected on the balance sheet at December 31, 2013.

Since its March 11, 2013 acquisition date through December 31, 2013, FSSI contributed revenues of $4,946 and gross profit of $164.  Acquisition costs related to the FSSI acquisition of $89 were expensed in 2013.

2012 Acquisition - Sprint Pipeline Services, L.P.

The March 12, 2012 acquisition of Sprint was accounted for using the acquisition method of accounting.  The fair value of the consideration totaled $28,377, which included cash payments of $21,197, Company common stock, valued at $980 (or 62,052 shares of restricted common stock) and contingent consideration of $6,200.

The contingent consideration was as follows:  if income before interest, taxes, depreciation and amortization (“EBITDA”) for 2012, as defined in the purchase agreement, was at least $7,000, we would pay $4,000 in cash to the sellers. The earnout target was achieved in 2012 and was paid in April 2013.

The 2013 earnout target provided for an additional cash payment of $4,000 to the sellers if 2013 EBITDA was at least $7,750.  The estimated fair value of the 2013 contingent consideration at the acquisition date was $2,745 and was $3,020 at December 31, 2012.  The operations of Sprint did not meet the target for the 2013 year and the contingent consideration balance of $3,400 was credited to non-operating income at December 31, 2013.

From its March 12, 2012 acquisition date, Sprint contributed revenues of $92,470 and gross profit of $15,614 for 2012.

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

The contingent consideration included an earnout where the Company would pay $2,500 to the sellers, contingent upon Saxon meeting one of the following two targets:  (1) EBITDA for the fifteen month period ending December 31, 2013 of at least $4,000 or; (2) EBITDA for the twenty-one month period ending June 30, 2014 of at least $4,750.  The estimated fair value of the contingent consideration on the acquisition date was $1,950 and $2,028 at December 31, 2012.  Saxon did not meet the target for the 2013 year and the probability of attaining the 2014 target was reduced to zero.  Therefore, the contingent consideration balance of $2,340 was credited to non-operating income at December 31, 2013.

From its September 28, 2012 acquisition date, Saxon contributed revenues of $7,460 and a gross margin loss of $46 for 2012.

2012 Acquisition — Q3 Contracting

Using the acquisition method of accounting, the fair value of the consideration for the November 17, 2012 acquisition of Q3C totaled $56,592.  At closing we made a cash payment of $48,116 and recorded a contingent earnout with a fair value of $7,448 and a liability for a future payment of $430 in Company common stock.  In January 2013, we settled the liability through the issuance of 29,273 shares of unregistered common stock.  In August 2013, we paid $598 in cash to the sellers as part of tax-related elections that were made under the terms of the purchase agreement.  This payment increased goodwill in 2013.

The contingent earnout requires the Company to pay additional cash to the sellers if Q3C meets certain EBITDA targets (as that term is defined in the stock purchase agreement).  The targets are as follows:

1.          For the period November 18, 2012 through December 31, 2013, if EBITDA was at least $17,700, the Company will pay an additional $3,750.  The payment amount increases by $1,250, to $5,000, if EBITDA exceeds $19,000.

2.          For calendar year 2014, if EBITDA is at least $19,000, the Company will pay $3,750.  The payment amount increases by $1,250, to $5,000, if EBITDA exceeds $22,000.

As of the acquisition date, the estimated fair value of the contingent consideration was $7,448.  The fair value estimate was based on management’s evaluation of the probability of Q3C meeting the financial performance targets for the two periods, discounted at the Company’s estimated average cost of capital.  The estimated fair value at December 31, 2012 was $7,490.  The estimated fair value at December 31, 2013 was $9,233, including $5,000 for meeting both of the 2013 targets, which will be paid in March 2014.

From its November 17, 2012 acquisition dated, Q3C contributed revenues of $12,755 and gross profit of $1,408 for 2012.

Summary of Cash Paid for Acquisitions for the year ended December 31, 2013 and 2012

The following table summarizes the cash paid for acquisitions for the year ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012

Sprint — purchased March 12, 2012	$—	$21,197
Silva — purchased May 30, 2012	—	13,915
Saxon — purchased September 28, 2012	—	2,979
Q3C — purchased November 17, 2012 (additional cash paid August 2013)	598	48,116
FSSI — purchased March 11, 2013	1,675	—
	$2,273	$86,207

Schedule of Assets Acquired and Liabilities Assumed for 2013 and 2012 Acquisitions

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the acquisitions date:

	2013	2012
	FSSI	Sprint	Silva	Saxon	Q3C
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition

Cash	$—	$—	$—	$—	$—
Accounts receivable	—	7,614	903	2,161	17,947
Cost and earnings in excess of billings	—	601	23	279	4,358
Inventory and other assets	302	252	353	564	131
Investment in non-consolidated entities	—	—	—	—	1,298
Deferred tax assets	—	—	—	—	—
Prepaid expenses	—	—	—	—	174
Property, plant and equipment	448	12,078	14,675	2,948	20,526
Other assets	—	—	—	—	—
Intangible assets	1,600	3,600	—	1,350	21,550
Goodwill	1,087	9,389	—	810	12,562 (*)
Accounts payable	(1,060)	(1,458)	(1,450)	(2,952)	(4,448)
Billing in excess of costs and earnings	—	—	(414)	(110)	—
Accrued expenses	—	(716)	—	(121)	(7,851)
Notes payable	—	—	—	—	(10,253)
Capital lease liabilities	—	(2,983)	—	—	—
Deferred tax liability	—	—	—	—	—
Total	$2,377	$28,377	$14,090	$4,929	$55,994

(*)  In August 2013, additional cash of $598 was paid to the Q3C sellers and goodwill was increased to $13,160 in 2013.

During the second quarter 2013, the Company finalized its estimates of the fair value of the contingent consideration, intangible assets and goodwill for the FSSI acquisition.  The FSSI final revision resulted in a change from the estimated values recorded at March 31, 2013, including a decrease in the fair value of the contingent consideration of $136, increases in intangible assets of $800 and a decrease of $936 for goodwill.

In August 2013, we paid $598 in cash to the sellers of Q3C as part of tax-related elections that were made under the terms of the Q3C purchase agreement.  This Q3C payment increased goodwill in 2013, an increase in the original estimated goodwill value that had been recorded at December 31, 2012.  With this change, the Company finalized its estimate of the fair value of the acquired assets and liabilities for the Q3C acquisition, resulting in no further changes to the initial estimate.

During the fourth quarter of 2012, the Company finalized its estimates of the fair value of the acquired assets and liabilities of Silva and Saxon.  There were no changes in the estimates for Silva.  The change for Saxon resulted in a decrease of $451 in property, plant and equipment, a decrease of $155 for accounts receivable, an increase of $564 in prepaid expenses and a decrease of other working capital of $168.  Intangible assets for Saxon were also decreased by $600 and goodwill was increased by $810.  These adjustments to Saxon were reflected in the December 31, 2012 financial statements.

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

		2013 Fair Value		2012 Fair Value
	Amortization	FSSI		Sprint	Saxon	Q3C
	Period	Acquisition		Acquisition	Acquisition	Acquisition
Tradename	3 to 10 years	$550		$700	$—	$6,650
Non-compete agreements	2 to 5 years	100		450	100	450
Customer relationships	5 to 15 years	950	(*)	2,450	1,150	14,450
Backlog	0.75 years	—		—	100	—
Total		$1,600		$3,600	$1,350	$21,550

(*)  At December 31, 2013, the Company determined the value attributed to the customer relationships was impaired and the net book value of the intangible of $850 was expensed to “Selling, general and administrative expenses” at December 31, 2013.

The fair value of the tradename was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The three year useful life for Sprint was based on the purchase agreement providing for the use of the Sprint tradename for three years. The useful life was estimated at five years for FSSI and ten years for Q3C based on management’s expectation for continuing value of the tradename in the future.

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

The customer relationships and the Saxon backlog were valued utilizing the “excess earnings method” of the income approach.  The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data. Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

Goodwill. Goodwill largely consists of expected benefits from the geographic expansion and presence of the various acquisitions in the United States, including the Gulf Coast region from Sprint and Saxon, the upper Midwest region of the United States from Q3C and for FSSI, the greater presence and convenient access to south Texas, the Houston ship channel and Louisiana. Goodwill is also attributable to Sprint’s energy-related opportunities for specialized pipeline construction and related services, Saxon’s expertise in the industrial gas processing and power plant sectors, Q3C with their expanded pipeline and service capabilities and FSSI’s expertise in turn-around work for refineries and chemical plants, as well as the opportunity to extend our infrastructure operations and other synergies of the combined companies. Goodwill also includes the value of the assembled workforce of the various acquired businesses.

Based on the current tax treatment of the acquisitions, the goodwill and other intangible assets associated with the FSSI, Sprint, Saxon and Q3C acquisitions are deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information

In accordance with ASC 805, we are combining the pro forma information for the FSSI, Sprint, Silva, Saxon and Q3C acquisitions (“the Acquisitions”). The following pro forma information presents the results of operations of the Acquisitions combined, as if the Acquisitions had each occurred at the beginning of 2012. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the fair values assigned to the purchased assets;

•                  the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 for the Sprint and FSSI acquisitions and 2013 or 2014 for the Saxon, Q3C and FSSI acquisitions.

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the years ended 2013 and 2012; and

•                  the pro forma increase in weighted average shares outstanding including 62,052 unregistered shares of common stock issued as part of the Sprint acquisition and 29,273 shares of unregistered shares of common stock issued as part of the Q3C acquisition.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Acquisitions been completed on January 1, 2012. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Comp may achieve with respect to the combined companies.

	2013	2012
	(unaudited)	(unaudited)
Revenues	$1,947,019	$1,698,784
Income before provision for income taxes	$119,461	$96,122
Net income attributable to Primoris	$69,590	$59,207

Weighted average common shares outstanding:
Basic	51,540	51,433
Diluted	51,609	51,447

Earnings per share attributable to Primoris:
Basic	$1.35	$1.15
Diluted	$1.35	$1.15

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2013	2012
Contracts receivable, net of allowance for doubtful accounts of $692 and $432 for 2013 and 2012, respectively	$257,354	$227,548
Retention	47,054	39,710
	304,408	267,258
Other accounts receivable	547	837
	$304,955	$268,095

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2013	2012
Costs incurred on uncompleted contracts	$4,741,249	$3,883,732
Gross profit recognized	582,430	448,928
	5,323,679	4,332,660
Less: billings to date	(5,439,898)	(4,449,851)
	$(116,219)	$(117,191)

This amount is included in the accompanying consolidated balance sheets at December 31 under the following captions:

	2013	2012
Costs and estimated earnings in excess of billings	$57,146	$41,701
Billings in excess of cost and estimated earnings	(173,365)	(158,892)
	$(116,219)	$(117,191)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2013	2012	Useful Life
Land and buildings	$36,883	$29,914	30 years
Leasehold improvements	7,958	11,974	Lease life
Office equipment	3,171	2,092	3 - 5 years
Construction equipment	247,997	197,200	3 - 7 years
Transportation equipment	67,550	48,649	3 - 18 years
	363,559	289,829
Less: accumulated depreciation and amortization	(137,047)	(104,989)
Net property and equipment	$226,512	$184,840

Note 8—Equity Method Investments

WesPac Energy LLC and WesPac Midstream LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC (“WPE”), a Nevada limited liability company, from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company, with Kealine retaining a remaining 50% membership interest. WPE develops pipeline and terminal projects, primarily for the oil and gas industry. At the time of the acquisition, the Company recorded a basis difference of $4,958 representing the amount that its investment exceeded its 50% share of the WPE book equity. Using the equity method of accounting, the Company has recorded 50% of the operating expenses of WPE since the acquisition.

In December 2011, as a result of a third party terminating two potential projects, WPE expensed project costs of $5,400. In December 2012, WPE expensed $1,100 for three abandoned projects, and in December 2013, WPE expensed $432 for several additional abandoned projects. In each instance, the Company recorded its 50% of these expensed amounts. With the termination of the two large projects in 2011, the Company also recorded an other than temporary impairment (“OTTI”) of $1,700, reducing the value of its basis difference.

On September 30, 2013, WPE, Kealine and the Company entered into an agreement (the “Midstream Agreement”) with Highstar Capital IV, LP (“Highstar”), to form a new entity, WesPac Midstream LLC, a Delaware limited liability company (“Midstream”), with WPE contributing project assets to Midstream and Highstar investing $6,082 in cash. Of this amount, $3,041 was distributed to the Company and accounted for as a reduction of the carrying value of the WPE investment.  The ownership percentages of the projects sold to Midstream vary, with the Company owning 6.25% of one project, 25% of another project and less than 5% of all other projects. Kealine has an equal ownership interest as the Company, with the remainder owned primarily by Highstar. The Midstream Agreement also provides for potential bonus payments of up to $9,000 each for Kealine and the Company based on attainment of milestones for two projects; however, the amount of these bonus payments will be reduced by 50% if one of the milestones is not achieved by July 1, 2014.

The Midstream agreement requires that Highstar fund Midstream’s overhead operations for up to two years. To maintain its equity position, the Company will be required to fund its pro rata share of Midstream’s projects. In the fourth quarter of 2013, the Company invested $366 as its share of projects.

At the time of the Midstream Agreement, the Company determined that an OTTI of its remaining $3,250 basis difference had occurred, and in September 2013, it recorded a non-cash impairment charge as a “Selling, general and administrative expense”.

After the sale of the most active WPE projects to Midstream and with the funding of Midstream’s overhead expenses by Highstar, the Company completed a review of the value of the remaining WPE projects in the fourth quarter of 2013. Based on this review, the Company determined that an OTTI has occurred of its equity investment in WPE. In December 2013, the Company recognized a non-cash impairment charge for the remaining investment amount of $3,031 as a non-operating expense.

During the fourth quarter of 2013, the Company also initiated a review of the Midstream projects. Based on significant delays expected for one of the projects and concerns over the viability of another project, the Company determined that an OTTI had occurred for its remaining investment in Midstream. In December 2013, the Company recorded a non-cash impairment charge for the investment of $1,902 which was recorded as a non-operating expense.

The following is a summary of the financial position and results as of and for the year ended December 31:

	2013	2012

WesPac-Energy & WesPac-Midstream
Balance sheet data
Assets	$19,142	$16,896
Liabilities	1,023	1,063
Net assets	$18,119	$15,833
Company’s equity investment	$—	$11,463
Earnings data:
Revenue	$58	$552
Expenses	$1,345	$2,455
Earnings before taxes	$(1,287)	$(1,903)
Company’s equity in earnings	$(605)	$(952)

St.—Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in 2009 for $300 and accounts for this investment using the equity method.  Bernard engaged in construction activities in Louisiana, and all work was completed in January 2013. The Company’s share of Bernard distributions for the year ended December 31, 2013 and 2012, was $145 and $1,260, respectively.  The following is a summary of the financial position and results as of and for the period ended December 31:

	2013	2012

St. — Bernard Levee Partners
Balance sheet data
Assets	$22	$592
Liabilities	22	86
Net assets	$—	$506
Company’s equity investment	$—	$150
Earnings data:
Revenue	$—	$4,026
Expenses	$16	$227
Earnings before taxes	$(16)	$3,799
Company’s equity in earnings	$(5)	$1,138

Alvah, Inc.

As part of the acquisition of Q3C, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California and worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.  In December 2012, the company received $98 from a distribution by Alvah.  During the year ended December 31, 2013, payments made by ARB to Alvah were $8,740 and payments made by Q3C to Alvah were $214.  For the same period in the prior year, ARB made payments to Alvah of $6,377 and Q3C made payments to Alvah of $537.

In November 2012, the Company recorded a $725 amount greater than its pro-rata share of the Alvah equity as part of its original investment (“Alvah basis difference”).  In December 2013, the 51% owner of Alvah noted plans to exercise a net asset buy-out option of the Company’s 49% membership in 2014, which buy-out amount would equal the Company’s share of the equity on the venture’s books. As a result, at December 31, 2013, the Company recognized $725 for an other than temporary impairment in the value of the Alvah basis difference. The non-cash impairment charge was recorded as a “Selling, general and administrative expense”. The remaining investment at December 31, 2013 of $1,182 represents the Company’s pro-rata ownership of the Alvah equity.

On February 5, 2014, the 51% owner of Alvah paid the Company $1.18 million. The Company’s investment in Alvah was recorded as a current asset at December 31, 2013.

The following is a summary of the financial position and results as of and for the year ended December 31:

	2013	2012
Alvah, Inc.
Balance sheet data
Assets	$4,194	$2,177
Liabilities	1,782	1,208
Net assets	$2,412	$969
Company’s equity investment in venture	$1,182	$1,200

Earnings data:
Revenue	$13,940	629
Expenses	$11,816	618
Earnings before taxes	$2,124	11
Company’s equity in earnings	$707	5

Prior year earnings reflect activity subsequent to the November 17, 2012 acquisition of the Alvah interest.

Note 9—Intangible Assets

At December 31, 2013 and 2012, intangible assets totaled $45,303 and $51,978, respectively, net of amortization.   The table below summarizes the intangible asset categories, amounts and the average amortization periods which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2013	2012
Tradename	3 to 10 years		$21,023	$23,586
Non-compete agreements	2 to 5 years		2,575	4,130
Customer relationships	5 to 15 years		21,705	24,212
Backlog	0.75 years		—	50
		Total	$45,303	$51,978

Amortization expense of intangible assets was $7,467, $6,543 and $9,699 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for intangible assets as of December 31, 2013 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2014	$7,454
2015	6,404
2016	6,029
2017	5,909
2018	5,016
Thereafter	14,491
$45,303

Note 10—Accounts Payable and Accrued Liabilities

At December 31, 2013 and 2012, accounts payable includes retention amounts of approximately $5,602 and $15,946, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2013	2012
Payroll and related employee benefits	$36,556	$33,086
Insurance, including self-insurance reserves	33,880	22,982
Reserve for estimated losses on uncompleted contracts	1,392	764
Corporate income taxes and other taxes	13,305	3,779
Accrued overhead cost	1,165	2,007
Other	4,781	13,534
	$91,079	$76,152

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

At December 31, 2013 total assets under capital leases was $12,942, accumulated depreciation was $4,689 and the net book value was $8,253. For 2012, total assets were $12,955, accumulated depreciation was $2,573 and the net book value of assets under capital leases was $10,382.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2014	$3,427
2015	1,771
2016	616
2017	7
Total minimum lease payments	$5,821
Amounts representing interest	(238)
Net present value of minimum lease payments	5,583
Less: current portion of capital lease obligations	(3,288)
Long-term capital lease obligations	$2,295

Note 12—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2013	2012

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.78% to 3.67% per annum. Monthly principal and interest payments are due in the amount of $2,520 per month until the maturity dates, which range from November 30, 2016 to December 13, 2020. The notes are secured by certain construction equipment of the Company	$132,495	$97,813

Commercial note payable to a commercial equipment finance company, with an interest rate of 2.22% per annum. Principal and interest payments are due in the amount of $63 per month until the maturity date on April 16, 2020, with a balloon payment of $2,190 due at maturity. The note is secured by certain transportation equipment of the Company	6,198	—

Construction note payable to a commercial equipment finance company, with an interest rate of 3.51% per annum. Principal and interest payments are due in the amount of $44 per month until the maturity date on December 21, 2019, with a balloon payment of $3,678 due at maturity. The note is secured by certain real estate of the Company	5,833	—

Senior Secured Notes payable to an insurance finance company, with an interest rate of 3.65% per annum. Quarterly interest payments began March 31, 2013. Principal repayments start on December 28, 2016 until the maturity date on December 28, 2022. The notes are secured by the assets of the Company	50,000	50,000

Senior Secured Notes payable to an insurance finance company, with an interest rate of 3.85% per annum. Quarterly interest payments began October 25, 2013. Principal repayments start on July 25, 2017 until the maturity date on July 25, 2023. The notes are secured by the assets of the Company	25,000	—

	219,526	147,813
Less: current portion	(28,475)	(19,446)
Long-term debt, net of current portion	$191,051	$128,367

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2014	$28,475
2015	29,128
2016	36,423
2017	31,198
2018	27,088
Thereafter	67,214
$219,526

Revolving Credit Facility

As of December 31, 2013, the Company had a revolving credit facility (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio as that term is defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit were $5,074 at December 31, 2013 and $4,808 at December 31, 2012.  Other than commercial letters of credit, there were no borrowings under this line of credit during the year ended December 31, 2013, leaving available borrowing capacity at $69,926 at December 31, 2013.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2013.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2013 and 2012, letters of credit outstanding totaled $2,788 and $1,364 in Canadian dollars, respectively.  At December 31, 2013, the available borrowing capacity was $5,212 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2013, OnQuest Canada, ULC was in compliance with the covenant.

Subordinated Promissory Notes

Subordinated Promissory Note — Rockford.  In connection with the 2010 acquisition of Rockford, the Company executed an unsecured promissory note with an initial principal amount of $16,712.  The note was settled in full in 2012.

Subordinated Promissory Note — JCG.  In connection with the 2009 acquisition of JCG, the Company executed an unsecured promissory note on December 18, 2009 with an initial principal amount of $53,500.  The JCG note was paid in full on March 12, 2012.

Note 13 — Noncontrolling Interests

The Company applies the provisions of ASC Topic 810-10-45, which establishes accounting and reporting standards for ownership interests of parties, other than the Company, in subsidiaries, such as joint ventures and partnerships.

The Company determined that the Blythe joint venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary as a result of its significant influence over the joint venture operations.

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2013	2012

Revenues	$58,704	$25,769
Net income attributable to noncontrolling interests	5,020	1,511

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made a $5.5 million distribution to the non-controlling interests and $5.5 million distribution to the Company during the year ended December 31, 2013.  There were no distributions made in the prior year, and there were no capital contributions made during the year ended December 31, 2013.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2013	2012

Cash	$3,025	$3,565
Accounts receivable	1,085	8,843
Current liabilities	2,041	9,379

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

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2014	$3,384	$1,482	$5,353	$10,219
2015	2,405	857	3,846	7,108
2016	1,976	688	2,164	4,828
2017	1,920	698	467	3,085
2018	1,684	716	—	2,400
Thereafter	1,642	1,317	—	2,959
	$13,011	$5,758	$11,830	$30,599

Leases identified above as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

Total lease expense during the years ended December 31, 2013, 2012 and 2011 was $14,533, $10,684 and $9,530, respectively, including amounts paid to related parties of $1,556, $1,342 and $1,278, respectively.

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

Prior to its acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  In the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C is making monthly payments which have amounted to $15 as of December 31, 2013 toward the $119 liability amount.

Letters of credit—As of December 31, 2013 and 2012 the Company had total letters of credit outstanding of approximately $7,696 and $6,168, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation—On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Lawsuit was brought in the District Court of Collin County, Texas, 401st Judicial District, Cause No. 401-01747-2012. In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG. The Lawsuit claims that the cost to repair the retaining wall was approximately $5,400. The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure. The Company has denied any liability, has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability. The extent of insurance coverage by the carriers of the Company and its subcontractor is undetermined at this time. The Company is investigating all potential causes of the alleged loss, including design liabilities of the owner, owner’s engineers and/or the Company’s subcontractor. The Company will vigorously defend the claims. After discussion with our legal counsel, we recorded a loss contingency, which was not material to the financial statements, to reflect the best estimate of the Company’s portion of the NTTA claim. At this time, management does not believe that it is possible to make a reasonably probable estimate of additional loss or a range of loss.

The Company is subject to other claims and legal proceedings arising out of its business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

Bonding—As of December 31, 2013, 2012 and 2011, the Company had bid and completion bonds issued and outstanding totaling approximately $1,458,744, $1,298,589 and $1,105,933, respectively.

Note 15—Reportable Operating Segments

The Company segregates its business into three operating segments: the East Construction Services (“East”) segment, the West Construction Services (“West”) segment and the Engineering segment.

The East segment includes the JCG construction business, located primarily in the southeastern United States and the businesses located in the Gulf Coast region of the United States, including Cardinal Contractors, Inc.  The segment also includes the operating results of Sprint, Silva, Saxon and FSSI.

The West segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Primoris Renewables, LLC., Juniper Rock Corporation and Stellaris, LLC.  This segment also includes the operating results of Q3C acquired in November 2012.  While most of the entities perform work primarily in California, Rockford operates throughout the United States and Q3C operates in the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013		2012		2011
Business Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue
East Construction Services	$747,782	38.5%	$662,248	43.0%	$528,745	36.2%
West Construction Services	1,151,433	59.2%	832,860	54.0%	881,733	60.4%
Engineering	45,005	2.3%	46,626	3.0%	49,672	3.4%
Total	$1,944,220	100.0%	$1,541,734	100.0%	$1,460,150	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013		2012		2011
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
East Construction Services	$56,040	7.5%	$63,811	9.6%	$57,118	10.8%
West Construction Services	190,747	16.6%	119,328	14.3%	118,385	13.4%
Engineering	9,228	20.5%	9,571	20.5%	9,700	19.5%
Total	$256,015	13.2%	$192,710	12.5%	$185,203	12.7%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2013 and 2012 was as follows:

Segment	2013	2012
East Construction Services	$70,946	$69,859
West Construction Services	45,239	44,641
Engineering	2,441	2,441
Total	$118,626	$116,941

Geographic Region — Revenues and Total Assets

Revenue and total asset by geographic area for the years ended December 31, 2013, 2012 and 2011 was as follows:

	External Revenues						Total Assets
	Year Ended December 31,						At December 31,
	2013		2012		2011		2013	2012
Country	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$1,928,227	99.2%	$1,530,819	99.3%	$1,447,863	99.2%	$1,039,322	$920,872
Non-United States	15,993	0.8%	10,915	0.7%	12,287	0.8%	11,371	10,335
Total	$1,944,220	100.0%	$1,541,734	100.0%	$1,460,150	100.0%	$1,050,693	$931,207

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

During the years ended December 31, 2013, 2012 and 2011, the Company generated 35.3%, 44.8% and 46.5%, of its revenues, respectively, from the following customers:

Description of Customer’s	2013		2012		2011
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Texas DOT	$140,458	7.2%	$88,783	5.8%	$ *	*
Public gas and electric utility	153,908	7.9%	224,845	14.6%	165,373	11.3%
Gas utility	143,171	7.4%	86,786	5.6%	*	*
Private gas and electric utility	*	*	106,804	6.9%	*	*
Louisiana DOT	*	*	170,899	11.1%	239,516	16.4%
Private gas and electric utility	104,828	5.4%	*	*	*	*
Gas utility	149,794	7.7%	*	*	*	*
Gas utility (Ruby Pipeline Project)	*	*	12,553	0.8%	274,898	18.8%
	$692,159	35.6%	$690,670	44.8%	$679,787	46.5%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the year ended December 31, 2013, 2012 and 2011, approximately 50.3%, 55.9% and 68.5%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2013, approximately 7.0% of the Company’s accounts receivable were due from one customer, and that customer provided 7.4% of the Company’s revenues for the year ended December 31, 2013. At December 31, 2012, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 14.6% of the Company’s revenues for the year ended December 31, 2012.

Note 17 — Multiemployer Plans

Union Plans—Various subsidiaries in the West Construction Services segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.

The Company contributed $42,919, $30,103 and $24,182, to multiemployer pension plans for the years ended December 31, 2013, 2012 and 2011, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2013 increased noticeably as a result of the November 2012 acquisition of Q3C and increased volume of project activity.

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

The Company participates in a number of multiemployer pension plans, and its potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 14—Commitments and Contingencies, in 2011 the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.

Employers are required to provide additional quantitative and qualitative disclosures for multiemployer plans under ASU 2011-09 issued by the FASB in September 2011.  During the last three years, the Company made annual contributions to 59 pension plans.  For two pension plans contributed to by the Company in 2013, the plan’s Form 5500 listed the Company as providing more than 5% of the plan’s total contributions.  The contributions for the two plans amounted to $1,427 for the twelve months ending December 31, 2013.  For 2012 and 2011, the Company was not listed on any Form 5500 as providing more than 5% of the plan’s total contributions.  Our participation in significant plans for the year ended December 31, 2013 and 2012 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The next column lists the expiration date of the collective bargaining agreement to which the plan is subject. The table follows:

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status		Collective Bargaining Agreement	Contributions of the Company
				Pending /	Surcharge	Expiration
Pension Fund Name	Number	2013	2012	Implemented	Imposed	Date	2013	2012	2011

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2012	Green as of February 1, 2011	No	No	5/31/2014	$7,286	$2,206	$1,797

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of January 1, 2012	Red as of March 31, 2011	Yes	No	5/31/2014	5,025	1,995	1,740

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2012	Green as of January 1, 2011	No	No	6/30/2014	6,179	5,298	2,931

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2012	Green as of January 1, 2011	No	No	5/31/2014	4,605	1,747	1,793

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 10, 2013	Yellow as of June 1, 2012	Yes	No	6/30/2015	3,869	4,816	3,501

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2012	Green as of January 1, 2011	No	No	6/30/2015	2,951	2,952	2,373

				Contributions to significant plans			$29,915	$19,014	$14,135
				Contributions to other multiemployer plans			13,004	11,089	10,047

				Total contributions made			$42,919	$30,103	$24,182

Note 18—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan.  The Company’s contribution to the plan for the years ended December 31, 2013, 2012 and 2011 were $2,771, $2,267 and $1,963, respectively.

Effective January 1, 2011, the members of the JCG 401(k) plan became eligible for entry into the Company plan and the JCG plan was terminated.  Effective October 1, 2011, the members of the Rockford 401(k) plan became eligible for entry into the Company plan and the Rockford plan was terminated.  The members of the Q3C 401(k) plan became eligible for entry into the Company plan on December 31, 2013 and the Q3C plan was terminated.  Sprint, Silva, Saxon and FSSI had no 401(k) plans prior to the acquisitions and their employees became eligible for the Company plan.

On Quest Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of OnQuest Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion is contributed to by the employee, while the Company portion is paid to the DPSP. Under this plan, the Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2013, 2012 and 2011 was $70, $69 and $78, respectively.

The Company has no other post-retirement benefits.

Note 19—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan — The Company adopted a long-term incentive plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2013 and 2012 was $4,984 and $4,298, respectively.

Participants in the long term incentive plan may elect to purchase Company common stock at a discounted amount.  For bonuses earned in 2013 and 2012, the participants could purchase up to one sixth of their bonus amount, calculated as 75% of the average market closing prices in December 2013 and 2012, respectively.  The 25% discount is treated as compensation to the participant.

JCG Stakeholder Incentive Plan — In December 2013 and 2012, JCG maintained a deferred compensation plan for senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  Total deferred compensation liability under this plan at December 31, 2013 and 2012 was $1,755 and $1,737, respectively.

Stock-based compensation — In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 21,590 shares of common stock during 2013 and 27,675 shares of common stock during 2012 under the Equity Plan.  The shares were fully vested upon issuance and have a one-year trading restriction.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) under the Equity Plan.  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments for services provided, subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant, or $21.98 per Unit.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the year ended December 31, 2013 the Company recognized $366 in compensation expense.  At December 31, 2013, approximately $1.83 million of unrecognized compensation expense remains for the Units which will be recognized over the next 3.3 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2013, there were no accrued Dividend Equivalent Units.

Note 20—Related Party Transactions

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

1.              Bakersfield, California (lease expires October 2022)

2.              Pittsburg, California (lease expires April 2023)

3.              San Dimas, California (lease expires March 2019)

4.              Pasadena, Texas (leases expire in July 2019 and 2021)

During the years ended December 31, 2013, 2012 and 2011, the Company paid $907, $929 and $910, respectively, in lease payments to SIGI for the use of these properties.

The Company entered into a $6,100 agreement in 2010 to construct a wastewater facility for Pluris, LLC, a private company in which Brian Pratt holds a majority interest. The transaction was reviewed and approved by the Audit Committee of the Board of Directors of the Company.  The project was substantially completed in December 2011.  The Company recognized no revenues or profits in 2013 and recognized revenues of $362 and $5,680 in 2012 and 2011, respectively, at normal margins.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC.  The property is located in Calgary, Canada.  During the years ended December 31, 2013, 2012 and 2011 Primoris paid $295, $292 and $277, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the years ended December 31, 2013, 2012 and 2011, Primoris paid $90, $90 and $90, respectively, in lease payments to Mr. Rockford for the use of this property.  The lease expires on January 15, 2015.

As a result of the November 2012 acquisition of Q3C, the Company became party to leased property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the years ended December 31, 2013 and 2012, the Company paid $264 and $31, respectively, in lease payments to Quality RE Partners for the use of this property.  The lease commenced October 28, 2012 and expires in October 2022.

As discussed in Note 8 — “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 21—Income Taxes

The components of the provision for income taxes are as follows:

	2013	2012	2011
Current provision (benefit)
Federal	$41,323	$27,524	$24,791
State	10,051	7,125	5,697
Foreign	772	67	621
	$52,146	$34,716	$31,109

Deferred provision (benefit)
Federal	(6,099)	(451)	6,488
State	(874)	(366)	849
Foreign	67	(62)	(122)
	(6,906)	(879)	7,215
Change in valuation allowance	(344)	—	(150)
Total	$44,896	$33,837	$38,174

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	4.72%	4.87%	4.33%
Foreign tax credit	(0.73)%	(0.01)%	(0.52)%
Canadian income tax	0.73%	0.01%	0.52%
Domestic production activities deduction	(3.67)%	(2.97)%	(2.79)%
Nondeductible meals & entertainment	2.58%	2.12%	1.45%
Other items	0.56%	(1.67)%	1.47%
Effective tax rate on income before provision for income taxes excluding income attributable to noncontrolling interests	39.19%	37.35%	39.46%
Impact of income from noncontrolling interests on effective tax rate	(1.65)%	(0.61)%	—
Effective tax rate on income before provision for income taxes and noncontrolling interests	37.54%	36.74%	39.46%

Deferred income taxes are recognized for temporary differences between the financial reporting basis of the assets and liabilities and their respective tax basis and operating losses, capital losses and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

During 2009, the Company recognized a capital loss related to the sale of its equity interest in ARB Arendal. A valuation allowance of $344 was provided against the Company’s deferred tax for its capital loss carryforward as the Company believed that it was more likely than not that this capital loss would not be realized.  However, in the 2012 tax year, the Company generated sufficient capital gain to utilize the capital loss carryforward, resulting in the utilization of the deferred tax asset and removal of the related valuation allowance.  No valuation allowance has been provided to the Company’s remaining deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued workers compensation	$6,561	$4,973
Insurance reserves	3,448	1,114
Other accrued liabilities	20,466	10,434
State income taxes	1,551	1,537
Capital loss carryforward	—	344
Foreign tax credit	522	662
Valuation allowance	—	(344)
Total deferred tax assets	32,548	18,720
Deferred tax liabilities
Depreciation and amortization	(28,844)	(26,661)
Prepaid expenses and other	(663)	(1,600)
Total deferred tax liabilities	(29,507)	(28,261)
Total	$3,041	$(9,541)

In September 2012, the Internal Revenue Service (“IRS”) concluded an examination of our federal income tax returns for 2008 and 2009, which did not have a material impact on our financial statements.  In the third quarter of 2013, the IRS initiated an examination of our federal income tax return for 2011 and 2012.  The tax years 2010 through 2012 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years. Accordingly, the tax years 2008 through 2012 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

A reconciliation of the beginning and ending amounts and aggregate changes in the balance of unrecognized tax benefits for each period is as follows:

	2013	2012	2011

Beginning balance	$72	$467	$467
Increases in balances for tax positions taken during the current year	1,340	—	—
Increases in balances for tax positions taken during prior years	3,993	—	—
Lapse of statute of limitations	(23)	(395)	—
Total	$5,382	$72	$467

The unrecognized tax benefits, if recognized, would not have a material impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense, which for the three years presented were not material.

The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

Note 22—Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Numerator:
Net income	$74,680	$58,267	$58,559
Net income attributable to noncontrolling interests	(5,020)	(1,511)	—
Net income attributable to Primoris	$69,660	$56,756	$58,559

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,540	51,391	50,707
Dilutive effect of warrants and units (1)	—	—	51
Dilutive effect of contingently issuable shares (2)	—	—	386
Dilutive effect of shares issued to independent directors	3	11	9
Dilutive effect of unvested restricted stock units (3)	66	—	—
Dilutive effect of shares issued to Q3C sellers (4)	1	4	—
Weighted average shares for computation of diluted earnings per share	51,610	51,406	51,153

Earnings per share:
Basic	$1.35	$1.10	$1.15
Diluted	$1.35	$1.10	$1.14

(1)         Represents the dilutive effect of common stock warrants available under the Unit Purchase Option (“UPO”).  See Note 24 — “Warrants and Purchase Options For Purchase of Stock”.

(2)         Represents the dilutive effect of shares issued as part of two contingency arrangements which were attained at the end of 2011, but which were not issued until 2012:

a)             A total of 1,095,646 unregistered shares of common stock issued to JCG’s sellers in March 2011.

b)             A total of 494,095 unregistered shares of common stock issued to Rockford’s former stockholders in March 2011 and 232,637 additional unregistered shares of common stock issued in March 2012.

(3)         Represents the dilutive effect of the grant of 100,000 shares of Restricted Stock Units on May 3, 2013.

(4)         Represents the dilutive effect of the 29,273 unregistered shares of common stock issued in February 2013 as part of the purchase consideration for the Q3C acquisition.

Note 23—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,571,394 and 51,403,686 shares were issued and outstanding as of December 31, 2013 and 2012, respectively. As of December 31, 2013, there were 336 holders of record of our common stock.

In March 2013, the Company received $1,455 for 131,989 shares of common stock issued as discussed in Note 19 as part of the Company’s LTR Plan for managers and executives.  In March 2012, the Company received $1,240 for 111,790 shares of common stock issued under the LTR Plan for bonus amounts earned in the prior year.

As part of the Company’s quarterly compensation for the non-employee members of the Board of Directors, the Company issued shares of common stock under the Equity Plan as follows:

•                  9,110 shares in August 2013,

•                  12,480 shares in March 2013,

•                  15,280 shares in August 2012,

•                  12,395 shares in February 2012, and

•                  14,825 shares in August 2011.

As part of the acquisition of Sprint, the Company issued 62,052 unregistered shares of common stock in March 2012.  Additionally, as part of the acquisition of Q3C, the Company issued 29,273 unregistered shares of stock on January 7, 2013 based on the average December 2012 closing prices, or $14.69 per share for a total value of $430.

As discussed in Note 19, on May 3, 2013, the Board of Directors granted 100,000 Units under the Equity Plan.

At December 31, 2013, there were 2,417,165 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2013.

The Company was provided 15,144 shares of Primoris common stock in exchange for the payment of a $300 note receivable associated with the February 2010 sale of the Company’s Ecuador business.  The note was fully reserved in 2010.  The shares, valued at $19.81 per share, were cancelled by the Company and the Company recorded the transaction as non-operating income in March 2013.

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

Contingent shares of common stock

As discussed in Note 22, a total of 1,589,741 shares of unregistered common stock were issued to the JCG and Rockford sellers for meeting their defined performance targets.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2013 or 2012.

Note 24—Warrants and Purchase Options For Purchase of Stock

Warrants

At December 31, 2013 and 2012, there were no warrants outstanding.

Unit Purchase Options

At the time of the initial public offering of the former shell company, which we merged with in 2008, the shell’s underwriter, Early Bird Capital, purchased a total of 450,000 Unit Purchase Options (“UPO”).  Each UPO provided the holder the right to purchase one share of common stock and one warrant.  The terms of the UPO allowed for a cashless conversion of one share of common stock for $8.80 per share. On June 29, 2011, the underwriter exercised all of its UPO’s on a cashless basis. The exercise would have resulted in the issuance of 152,480 shares of common stock. However, the parties negotiated a cash payment of approximately $2.0 million, which was made on June 30, 2011.

Note 25—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2013
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$409,995	$445,013	$551,333	$537,879
Gross profit	46,096	59,537	75,465	74,917
Net income	10,040	15,893	23,193	25,554
Net income attributable to Primoris	9,770	15,564	21,845	22,481

Earnings per share:
Basic earnings per share	$0.19	$0.30	$0.42	$0.44
Diluted earnings per share	$0.19	$0.30	$0.42	$0.44

Weighted average shares outstanding (in thousands)
Basic	51,456	51,562	51,568	51,571
Diluted	51,467	51,626	51,671	51,671

	Year Ended December 31, 2012
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$291,573	$337,436	$431,842	$480,883
Gross profit	37,596	44,004	56,291	54,819
Net income	10,530	11,857	17,948	17,932
Net income attributable to Primoris	10,486	11,733	17,516	17,021

Earnings per share:
Basic earnings per share	$0.21	$0.23	$0.34	$0.33
Diluted earnings per share	$0.20	$0.23	$0.34	$0.33

Weighted average shares outstanding (in thousands)
Basic	51,096	51,435	51,398	51,404
Diluted	51,337	51,435	51,404	51,418

	Year Ended December 31, 2011
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$359,645	$351,956	$375,483	$373,066
Gross profit	40,630	41,406	52,121	51,046
Net income	12,278	14,462	19,348	12,471

Earnings per share:
Basic earnings per share	$0.25	$0.28	$0.38	$0.24
Diluted earnings per share	$0.24	$0.28	$0.38	$0.24

Weighted average shares outstanding (in thousands)
Basic	49,675	51,044	51,054	51,059
Diluted	51,051	51,154	51,054	51,292

Note 26 – Subsequent Event

On February 26, 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company could, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million. The share repurchase program expires on December 31, 2014.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (9)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (10)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (11)

Exhibit 4.1	Specimen Common Stock Certificate (12)

Exhibit 10.1	Employment Agreement, dated November 18, 2009, by and among James Construction Group, LLC and Michael D. Killgore (#)(4)

Exhibit 10.2	2008 Long-Term Equity Incentive Plan (#)(13)

Exhibit 10.3	2013 Equity Incentive Plan (#)(14)

Exhibit 10.4	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.5	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.6	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (16)

Exhibit 10.7

Escrow Agreement, dated December 15, 2009, by and among Primoris Services Corporation, the representative of the limited liability company members of James Construction Group, LLC and Continental Stock Transfer & Trust Company, as escrow agent (4)

Exhibit 10.8	Promissory Note, dated December 18, 2009, executed by Primoris Services Corporation in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.9	Promissory Note, dated December 18, 2009, executed by James Construction Group, LLC in favor of the limited liability company members of James Construction Group, LLC (4)

Exhibit 10.10	Noncompetition Agreement, dated December 18, 2009, by and among Primoris Services Corporation and Michael D. Killgore (4)

Exhibit 10.11	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (17)

Exhibit 10.12	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (17)

Exhibit 10.13	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (18)

Exhibit 10.14	Convertible Promissory Note, dated November 12, 2010, executed by Primoris Services Corporation in favor of certain of the stockholders of Rockford Holdings Corporation (19)

Exhibit 10.15	Form of Employment Agreement, dated November 5, 2010, by and among Rockford Corporation and Employee (19)

Exhibit 10.16	Form of Noncompetition Agreement, dated November 5, 2010, by and among Primoris Services Corporation and Employee (19)

Exhibit 10.17

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Liberty Mutual Insurance Company (19)

Exhibit 10.18

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and The PrivateBank and Trust Company (19)

Exhibit 10.19

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and Michael D. Killgore, as representative of the former members of James Construction Group, LLC (19)

Exhibit 10.20

Subordination Agreement, dated November 12, 2010, by and among Primoris Services Corporation, Christopher S. Wallace, as representative of the stockholders of Rockford Holdings Corporation, and CNA Surety Corporation (19)

Exhibit 10.21	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.22	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.23	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (20)

Exhibit 10.24	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (20)

Exhibit 10.25	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.26	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.27	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (23)

Exhibit 10.28	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (23)

Exhibit 10.29	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.30	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.31	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (23)

Exhibit 10.32

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (23)

Exhibit 10.33	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (23)

Exhibit 10.34	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.35	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.36	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.37	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (24)

Exhibit 10.38

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (25)

Exhibit 10.39	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (26)

Exhibit 10.40	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.41	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.42	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (28)

Exhibit 10.43	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (29)

Exhibit 10.44	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.45

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.46

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (30)

Exhibit 10.47	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (31)

Exhibit 10.48	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (31)

Exhibit 10.49	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.50	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (32)

Exhibit 10.51	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (32)

Exhibit 10.52	Promissory Note, dated June 11,2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (34)

Exhibit 10.53

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (34)

Exhibit 10.54

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (34)

Exhibit 10.55	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (35)

Exhibit 10.56	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (35)

Exhibit 10.57

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (35)

Exhibit 10.58	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (*)

Exhibit 10.59	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (*)

Exhibit 14.1	Code of Ethics and Business Conduct (33)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 23, 2009, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 23, 2009, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K/A (Amendment No. 1), as filed with the SEC on January 22, 2010, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(11)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(13)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(14)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 18, 2010, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(35)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.