Form 10-Q
period 2014-03-31
Primoris Services Corp
filed 2014-05-06
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

At May 5, 2014, 51,655,224 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149,620	$196,077
Short-term investments	17,326	18,686
Customer retention deposits and restricted cash	55	5,304
Accounts receivable, net	289,124	304,955
Costs and estimated earnings in excess of billings	75,067	57,146
Inventory and uninstalled contract materials	58,681	51,829
Deferred tax assets	13,133	13,133
Prepaid expenses and other current assets	12,610	12,654
Total current assets	615,616	659,784
Property and equipment, net	228,834	226,512
Intangible assets, net	43,460	45,303
Goodwill	118,626	118,626
Other long-term assets	416	468
Total assets	$1,006,952	$1,050,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,089	$127,302
Billings in excess of costs and estimated earnings	147,301	173,365
Accrued expenses and other current liabilities	91,559	91,079
Dividends payable	1,808	1,805
Current portion of capital leases	2,681	3,288
Current portion of long-term debt	27,559	28,475
Current portion of contingent earnout liabilities	4,347	5,000
Total current liabilities	394,344	430,314
Long-term capital leases, net of current portion	1,823	2,295
Long-term debt, net of current portion	180,653	191,051
Deferred tax liabilities	10,092	10,092
Long-term contingent earnout liabilities, net of current portion	—	4,233
Other long-term liabilities	10,405	14,260
Total liabilities	597,317	652,245
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,655,224 and 51,571,394 issued and outstanding at March 31, 2014 and December 31, 2013	5	5
Additional paid-in capital	162,050	159,196
Retained earnings	247,242	238,216
Noncontrolling interests	338	1,031
Total stockholders’ equity	409,635	398,448
Total liabilities and stockholders’ equity	$1,006,952	$1,050,693

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$470,074	$409,995
Cost of revenues	420,317	363,899
Gross profit	49,757	46,096
Selling, general and administrative expenses	29,712	28,619
Operating income	20,045	17,477
Other income (expense):
Income from non-consolidated entities	14	269
Foreign exchange gain (loss)	26	(59)
Other expense	(114)	(56)
Interest income	52	40
Interest expense	(1,668)	(1,424)
Income before provision for income taxes	18,355	16,247
Provision for income taxes	(7,090)	(6,207)
Net income	$11,265	$10,040

Less net income attributable to noncontrolling interests	$(432)	$(270)

Net income attributable to Primoris	$10,833	$9,770
Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19
Weighted average common shares outstanding:
Basic	51,610	51,456
Diluted	51,714	51,467

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,265	$10,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,709	9,490
Amortization of intangible assets	1,843	1,794
Loss (gain) on sale of property and equipment	(355)	48
Income from non-consolidated entities	(14)	(269)
Stock—based compensation expense	137	—
Changes in assets and liabilities:
Customer retention deposits and restricted cash	5,249	8,006
Accounts receivable	15,831	18,174
Costs and estimated earnings in excess of billings	(17,921)	(6,463)
Other current assets	(7,938)	(232)
Other long-term assets	—	(381)
Accounts payable	(8,213)	(46,557)
Billings in excess of costs and estimated earnings	(26,064)	2,052
Contingent earnout liabilities	(4,886)	356
Accrued expenses and other current liabilities	1,534	(99)
Other long-term liabilities	(3,855)	(3,240)
Net cash used in operating activities	(21,678)	(7,281)
Cash flows from investing activities:
Purchase of property and equipment	(15,067)	(19,550)
Proceeds from sale of property and equipment	1,391	1,222
Purchase of short-term investments	(586)	(2,939)
Sale of short-term investments	1,946	3,201
Cash received for the sale of Alvah minority interest	1,189	—
Cash paid for acquisitions	—	(1,025)
Net cash used in investing activities	(11,127)	(19,091)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	16,116
Repayment of capital leases	(1,079)	(1,002)
Repayment of long-term debt	(11,314)	(6,221)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,671	1,455
Dividends paid	(1,805)	—
Cash distribution to non-controlling interest holder	(1,125)	—
Net cash provided by (used in) financing activities	(13,652)	10,348
Net change in cash and cash equivalents	(46,457)	(16,024)
Cash and cash equivalents at beginning of the period	196,077	157,551
Cash and cash equivalents at end of the period	$149,620	$141,527

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash paid during the period for:
Interest	$1,508	$1,259

Income taxes, net of refunds received	$2,341	$802

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months Ended
	March 31,
	2014	2013
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$—	$1,180

Dividends declared and not yet paid	1,808	$1,547

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware, and its corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

The following table lists the Company’s primary operating subsidiaries and their reportable operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”); acquired 2012	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC.	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Silva Group (“Silva”); acquired 2012	East Construction Services
Primoris Energy Services Corporation (“PES”)	East Construction Services

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES has operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, the Industrial division of JCG was merged into PES.  In this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (the “First Quarter 2014 Report), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references are to the entities or divisions for periods prior to 2014.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California and its operations are included as part of the West Construction Services segment.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”).  BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services to construct a water treatment system and pipeline.  On January 22, 2014, BWP entered into an agreement to purchase the assets of Blaus Wasser, LLC, a Wyoming limited liability company for approximately $5 million.  During the 2014 first quarter, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility in West Texas; intercompany revenue and profit of the project is eliminated in consolidation.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month period ended March 31, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 3, 2014, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2013, have been omitted.

This First Quarter 2014 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of the Company’s revenue has been generated under fixed-price contracts. Fixed price contracts generally provide that the Company will perform all of the work required by the contract for a stated price.  For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated revenues and resulting contract income are calculated based on the total costs incurred to date as a percentage of total estimated costs.

Unit-price contracts — A unit-price contract provides performance of a specific project at a specific price for each unit of output.  These contracts are commonly associated with road building.

For fixed-price and unit-price contracts, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.  The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the consolidated balance sheet.  Because the full loss has been recognized, any future revenues that are generated will result in the accrued loss provision being changed and the gross profit of the contract in future periods will be zero.

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

Other contract forms — The Company also uses time and material and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized based on contractual terms.  For example, time and material contract revenues are recognized based on purchasing and employee time records.

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

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however in most years a different group make up the top ten customers.

During the three months ending March 31, 2014, revenues generated by the top ten customers were $283 million, which represented 60.1% of total revenues during the period.  During that period, a large solar electric plant represented 12.7% of total revenues and TX DOT represented 9.3% of total revenues.

During the three months ending March 31, 2013, revenues generated by the top ten customers were $227 million, which represented 55.4% of total revenues during the period.  During that period, a large gas and electric utility represented 8.5% of total revenues and a large pipeline company represented 7.3% of total revenues.

At March 31, 2014, approximately 12.7% of the Company’s accounts receivable were due from one customer, and that customer provided 12.7% of the Company’s revenues for the three months ended March 31, 2014.  At March 31, 2013, approximately 8.2% of the Company’s accounts receivable were due from one customer, and that customer provided 7.3% of the Company’s revenues for the three months ended March 31, 2013.

Multiemployer Plans — Various subsidiaries in the West Construction Services segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  Federal law requires that if the Company were to withdraw from an agreement, it will incur a withdrawal obligation.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with generally accepted accounting principles (“GAAP”).  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.  See Note 19 — “Commitments and Contingencies”.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method relating the inventory cost to a specific project.

Note 3—Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)”  (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”.  The Company adopted this guidance as of January 1, 2014 which did not have a material impact on the Company’s consolidated financial statements.

Note 4—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value in GAAP, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements.  ASC Topic 820 requires that certain financial assets and financial liabilities be re-measured and reported at fair value each reporting period while other non-financial assets and liabilities may be re-measured and reported at fair value on a non-recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2014:
Cash and cash equivalents	$149,620	$149,620	—	—
Short-term investments	$17,326	$17,326	—	—
Liabilities as of March 31, 2014:
Contingent consideration	$4,347	—	—	$4,347

Assets as of December 31, 2013:
Cash and cash equivalents	$196,077	$196,077	—	—
Short-term investments	$18,686	$18,686	—	—
Liabilities as of December 31, 2013:
Contingent consideration	$9,233	—	—	$9,233

Short-term investments consist primarily of Certificates of Deposit (“CDs”) and U.S. Treasury bills with various financial institutions that are backed by the federal government.

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the three months ended March 31, 2014:

Contingent Consideration
Balance at December 31, 2013	$9,233
Additions:
Change in fair value of contingent consideration	114
Reductions:
Payment to Q3C sellers	(5,000)
Balance at March 31, 2014	$4,347

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s consolidated statement of operations.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a significantly different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	March 31, 2014	December 31, 2013

Contracts receivable, net of allowance for doubtful accounts of $672 at March 31, 2014 and $692 at December 31, 2013	$233,932	$257,354
Retention receivable	54,850	47,054
	288,782	304,408
Other accounts receivable	342	547
	$289,124	$304,955

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2014	December 31, 2013

Costs incurred on uncompleted contracts	$3,722,890	$4,741,249
Gross profit recognized	432,568	582,430
	4,155,458	5,323,679
Less: billings to date	(4,227,692)	(5,439,898)
	$(72,234)	$(116,219)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2014	December 31, 2013

Costs and estimated earnings in excess of billings	$75,067	$57,146
Billings in excess of costs and estimated earnings	(147,301)	(173,365)
	$(72,234)	$(116,219)

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

On September 30, 2013, WPE, Kealine and the Company entered into an agreement (the “Midstream Agreement”) with Highstar Capital IV, LP (“Highstar”), to form a new entity, WesPac Midstream LLC, a Delaware limited liability company (“Midstream”), with WPE contributing project assets to Midstream and Highstar investing $6,082 in cash.  The Midstream Agreement provides for potential bonus payments of up to $5,750 each for Kealine and the Company based on attainment of milestones for two projects; however, the amount of these potential bonus payments will be reduced to $4,500 each if certain milestones are not achieved by July 1, 2014.

The Midstream agreement requires that Highstar fund Midstream’s overhead operations for up to two years. To maintain its equity position, the Company will be required to fund its pro rata share of Midstream’s projects.

The Company has accounted for the investment using the equity method of accounting and recorded its proportionate share of operating expenses.  During the fourth quarter 2013, the Company recorded non-cash impairment charges and wrote-off the value of its equity investment.  As a consequence, in accordance with ASC Topic 323, the Company has suspended the equity method of accounting and the Company’s proportionate share of losses will not be recognized unless the Company committed to a further investment.

The following is a summary of the financial position and results as of and for the periods ended:

	March 31, 2014	December 31, 2013

Balance sheet data
Assets	$24,928	$19,142
Liabilities	852	1,023
Net assets	$24,076	$18,119
Company’s equity investment in venture	$—	$—

	Three months ended March 31,
	2014	2013

Earnings data:
Revenue	$3	$39
Expenses	$190	$231
Earnings before taxes	$(187)	$(192)
Company’s equity in earnings	$—	$(96)

Alvah, Inc.

As part of its acquisition of Q3C, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California and has worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.  During the three months ending March 31, 2014, payments made by ARB to Alvah were $1,336 and there were no payments made by Q3C.  For the same period in the prior year, ARB made payments of $1,486 and Q3C made payments of $1,245.

On February 5, 2014, the majority owner of Alvah, in accordance with the original investment agreement, elected to purchase the Company’s minority interest effective January 1, 2014 for a cash payment of $1,189.  At the time of the transaction, the Company recorded income adjustments of $14 related to the final sale in the first quarter 2014.

Note 8 — Business Combinations

The Company purchased the assets of FSSI on March 11, 2013.  The fair value of the consideration was $2,377, which consisted of a cash payments and three future potential payments to a key employee, contingent upon FSSI meeting certain performance targets for the remainder of calendar year 2013 and for calendar years 2014 and 2015.

The contingent consideration was defined as:  (1) a payment of $500 in cash for the achievement of pretax income of at least $553 for the remainder of the year ending December 31, 2013; (2) a payment of $500 in cash if pretax income for the year 2014 is at least $2,502; and (3), a payment of $500 in cash if pretax income for the year 2015 is at least $4,227.  The estimated fair value of the potential contingent consideration on the acquisition date was $702.  At December 31, 2013, the Company determined that the operations of FSSI had not met the 2013 performance target nor was it probable that FSSI would meet any of the future targets; therefore, the full amount of the accrued contingent consideration was credited to non-operating income at December 31, 2013.

The purchase agreement also included a provision of an initial payment of $1,000 for a five-year employment, non-competition and non-solicitation agreement with the key employee.  The agreement provided that if the employee terminated his employment or violated the agreement prior to the end of the five-year period, he would be required to repay the unamortized amount of the initial payment.  This agreement was accounted for as a prepaid asset and was being amortized equally over a five-year period.

Because the operating performance of FSSI did not meet expected targets, the Company made changes in FSSI management which resulted in adjustments to the value of certain FSSI assets (including the write-down of the unamortized portion of the prepaid employment asset) and liabilities as of December 31, 2013.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2014 and 2013

In accordance with ASC Topic 805 we are combining the pro forma information for the FSSI acquisition.  The following pro forma information for the three months ended March 31, 2014 and 2013 presents the results of operations of the Company as if the FSSI acquisition had occurred at the beginning of 2013. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 and 2014 for the FSSI acquisition;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three months ended March 31, 2014 and the same period in 2013; and

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the FSSI acquisition been completed on January 1, 2013.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the FSSI acquisition.

	Three months ended March 31,
	2014	2013

Revenues	470,074	412,794
Income before provision for income taxes	18,355	16,132
Net income attributable to Primoris	10,833	9,700

Weighted average common shares outstanding:
Basic	51,610	51,456
Diluted	51,714	51,467

Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

Note 9—Intangible Assets

At March 31, 2014 and December 31, 2013, intangible assets totaled $43,460 and $45,303, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	March 31,	December 31,
	Period	2014	2013
Tradename	3 to 10 years	$20,041	$21,023
Non-compete agreements	2 to 5 years	$2,093	$2,575
Customer relationships	5 to 15 years	$21,326	$21,705
Total		$43,460	$45,303

Amortization expense of intangible assets was $1,844 and $1,794 for the three months ended March 31, 2014 and 2013, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2014 (remaining nine months)	$5,899
2015	5,921
2016	5,451
2017	5,386
2018	5,307
Thereafter	15,496
$43,460

Note 10—Accounts Payable and Accrued Liabilities

At March 31, 2014 and December 31, 2013, accounts payable included retention amounts of approximately $6,233 and $5,602, respectively.  These amounts are due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2014	December 31, 2013

Payroll and related employee benefits	$35,618	$36,556
Insurance, including self-insurance reserves	35,405	33,880
Reserve for estimated losses on uncompleted contracts	274	1,392
Corporate income taxes and other taxes	14,783	13,305
Accrued overhead cost	759	1,165
Other	4,720	4,781
	$91,559	$91,079

Note 11—Credit Arrangements

Revolving Credit Facility

As of March 31, 2014, the Company had a revolving credit facility (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit were $4,808 at March 31, 2014 and $5,074 at December 31, 2013.  Other than commercial letters of credit, there were no borrowings under this line of credit during the three months ended March 31, 2014, leaving available borrowing capacity at $70,192 at March 31, 2014.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at March 31, 2014.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2014 and December 31, 2013, letters of credit outstanding totaled $3,079 and $2,788 in Canadian dollars, respectively.  At March 31, 2014, the available borrowing capacity was $4,921 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At March 31, 2014, OnQuest Canada, ULC was in compliance with the covenant.

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

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three months ended March 31:

	March 31, 2014	March 31, 2013

Revenues	$940	$16,272
Net income attributable to noncontrolling interests	432	270

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made a $1,125 distribution to the non-controlling interests and a $1,125 distribution to the Company during the three months ended March 31, 2014.  There were no distributions made during the three months ended March 31, 2013.  There were no capital contributions made during the year ended December 31, 2013 or through the three months ended March 31, 2014.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets as follows:

	March 31, 2014	December 31, 2013

Cash	$1,088	$3,025
Accounts receivable	—	1,085
Current liabilities	405	2,041

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

As part of the Rockford acquisition in November 2010, the Company agreed to issue additional cash and common stock to the sellers, contingent upon Rockford meeting certain operating performance targets The final contingent earnout for 2012 was achieved, and in April 2013, the Company made a $6,900 cash payment.

A contingent earnout payment of $4,000 was made in April 2013 to the sellers of Sprint for achieving certain operating performance targets in 2012.  The operations of Sprint did not meet the 2013 performance target.

Saxon’s operations did not meet the performance target for the 2013 year and no payment was made.

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets.  The sellers will be paid up to an additional $5,000 in 2015, contingent upon meeting certain performance targets for the calendar year 2014.  The estimated fair value at March 31, 2014 of the remaining contingent earnout was $4,347.

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

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

4.                                      Pasadena, Texas (leases expire in July 2019 and 2021)

During the three months ended March 31, 2014 and 2013, the Company paid $219 and $235, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2014 and 2013, Primoris paid $72 and $75, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the three months ended March 31, 2014 and 2013, Primoris paid $23 and $23, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the three months ended March 31, 2014 and 2013, the Company paid $66 and $66, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

As discussed in Note 7— “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 15—Stock-Based Compensation

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the 2013 Long-term Incentive Equity Plan (the “Equity Plan”).  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  The Units will vest 50% on September 23, 2015 and the remaining 50% on March 23, 2017 subject to continuing employment of the executive.  Vesting in both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three months ended March 31, 2014, the Company recognized $137 in compensation expense.  At March 31, 2014, approximately $3.19 million of unrecognized compensation expense remains for the Units which will be recognized over the next 3.1 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At March 31, 2014, there were no accrued Dividend Equivalent Units.

Note 16—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the three months ended March 31, 2014 is 38.17%.  The effective tax rate for income attributable to Primoris is 39.56%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

In September 2012, the Internal Revenue Service (“IRS”) concluded an examination of our federal income tax returns for 2008 and 2009, which did not have a material impact on our financial statements.  In the third quarter of 2013, the IRS initiated an examination of our federal income tax returns for 2011 and 2012.  The tax years 2010 through 2012 remain open to examination by the IRS.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2008 through 2012 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

Note 17—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2014 as follows:

•                                    On October 30, 2013, the Company declared a cash dividend of $0.035 per common share, payable to stockholders of record on December 31, 2013.  The dividend, totaling $1,805, was paid on January 15, 2014.

•                                    On February 26, 2014, the Company declared a cash dividend of $0.035 per common share, payable to stockholders of record on March 31, 2014.  The dividend, totaling $1,808, was paid on April 15, 2014.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to Primoris	$10,833	$9,770
Denominator:
Weighted average shares for computation of basic earnings per share	51,610	51,456
Dilutive effect of shares issued to independent directors	—	9
Dilutive effect of unvested restricted stock units (1)	104	—
Dilutive effect of shares to be issued to Q3C sellers (2)	—	2
Weighted average shares for computation of diluted earnings per share	51,714	51,467

Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

(1)         Represents the dilutive effect of a grant for 100,000 shares of Units on May 3, 2013 and 48,512 shares of Units on March 24, 2014.

(2)         Represents the dilutive effect of 29,273 unregistered shares of common stock provided in January 2013 as part of the purchase consideration for the Q3C acquisition.

Note 18—Stockholders’ Equity

Common stock — In March 2014, the Company received $1,671 for 77,455 shares of common stock purchased under a long-term incentive plan.  The Company’s Long-Term Retention Plan (“LTR Plan”) for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2014 were for bonus amounts earned in 2013 and the number of shares was calculated at 75% of the average market closing price of December 2013.  In March 2013, the Company received $1,455 for 131,989 shares of common stock issued under the LTR Plan for bonus amounts earned in the prior year.

In March 2014 and 2013, the Company issued 6,375 shares and 12,480 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As part of the acquisition of Q3C, the Company issued 29,273 unregistered shares of stock on January 7, 2013.  The shares were issued based on the average December 2012 closing prices, or $14.69 per share for a total value of $430.

As discussed in Note 15 — “Stock Based Compensation”, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan.

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, may acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the three months ending March 31, 2014, the Company did not purchase any shares of stock.  The share repurchase program expires December 31, 2014.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2014 and 2013 was $3,637 and $3,845, respectively, including amounts paid to related parties of $380 and $399, respectively.

Letters of credit — At March 31, 2014, the Company had letters of credit outstanding of $7,595 and at December 31, 2013, the Company had letters of credit outstanding of $7,696.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Lawsuit was brought in the District Court of Collin County, Texas, 401st Judicial District, Cause No. 401-01747-2012.  In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claims that the cost to repair the retaining wall was approximately $5,400.  The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure.  The Company has denied any liability, has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability.  The extent of insurance coverage by the carriers of the Company and its subcontractor is undetermined at this time.  The Company is investigating all potential causes of the alleged loss, including design liabilities of the owner, owner’s engineers and/or the Company’s subcontractor.  The Company will vigorously defend the claims.  After discussion with our legal counsel, we have recorded loss contingencies which have not been material to the financial statements, to reflect the best estimate of the Company’s portion of the NTTA claim.  At this time, management does not believe it is possible to make a reasonably probable estimate of additional loss or a range of loss.

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

Bonding— At March 31, 2014 and December 31, 2013, the Company had bid and completion bonds issued and outstanding totaling approximately $1,336,007 and $1,458,744, respectively.

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

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  In the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C has made monthly payments totaling $19 as of March 31, 2014.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 13 — “Contingent Earnout Liabilities”.

Note 20—Reportable Operating Segments

The Company segregates its business into three operating segments: the East Construction Services (“East”) segment, the West Construction Services (“West”) segment and the Engineering segment.

The East segment includes the JCG and PES construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.  Cardinal Contractors, Inc. is included in this segment.

The West segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation and Stellaris, LLC.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31,
	2014		2013
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East	$223,072	47.5%	$190,211	46.4%
West	234,026	49.7%	207,686	50.6%
Engineering	12,976	2.8%	12,098	3.0%
Total	$470,074	100.0%	$409,995	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31,
	2014		2013
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East	$16,017	7.2%	$14,995	7.9%
West	31,673	13.5%	28,749	13.8%
Engineering	2,067	15.9%	2,352	19.4%
Total	$49,757	10.6%	$46,096	11.2%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2014 and at December 31, 2013.

Segment	March 31, 2014	December 31, 2013

East	$70,946	$70,946
West	45,239	45,239
Engineering	2,441	2,441
Total	$118,626	$118,626

Geographic Region — Revenues and Total Assets

Revenue and total assets by geographic area were as follows:

	External Revenues
	For the three months ended March 31,
	2014		2013		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	March 31, 2014	December 31, 2013

United States	$465,244	99.0%	$405,163	98.8%	$996,055	$1,039,322
Non-United States	4,830	1.0	4,832	1.2	10,897	11,371
Total	$470,074	100.0%	$409,995	100.0%	$1,006,952	$1,050,693

All non-United States revenue was generated in the Engineering segment.  For the table above, revenues generated by OnQuest Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (“First Quarter 2014 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2014 Report. You should read this First Quarter 2014 Report, our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2014 Report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We recognize revenues and profitability on our contracts depending on the type of contract.  For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price contracts, we recognize revenue as units are completed.  For our time and material and cost reimbursable contracts, we recognize revenue as services are performed.

We report our results in three reporting segments:  East Construction Services (“East”), West Construction Services (“West”) and Engineering.  This reporting structure is focused on the location of the entities performing the work.  For some end markets we perform the same services in both the East and West segments, while for other end markets, such as poured-in-place parking structures or turn-around services, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues derived from our major end-markets for the years listed:

	Twelve Months Ended March 2014	Twelve Months Ended December 2013	Twelve Months Ended March 2013

Underground capital projects	23%	23%	16%
Utility services	27%	29%	27%
Industrial	24%	22%	22%
Heavy Civil	20%	20%	26%
Engineering	2%	2%	3%
Other	4%	4%	5%
Total	100%	100%	100%

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

The following table shows our major operating subsidiaries and their reporting segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”); acquired 2012	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Silva Group (“Silva”); acquired 2012	East Construction Services
Primoris Energy Services Corporation (“PES”),	East Construction Services

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, the Industrial division of JCG was merged into the PES.  In this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (the “First Quarter 2014 Report”), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references are to the entities or divisions for periods prior to 2014.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”).  BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company for approximately $5 million.  During the 2014 first quarter, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility in West Texas; intercompany revenue and profit of the project is eliminated.

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

During 2013, several owners announced the potential of several large petrochemical and natural gas projects in the Gulf Coast area.  The potential projects have led to industry concerns about potential labor shortages, especially shortages of qualified craft persons.  To date in 2014, we have not seen the awarding of a large number of contracts nor have we seen a shortage of qualified labor.  However, we continue to discuss with our clients and potential clients possible ways to mitigate any shortages that may occur.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2013, our critical accounting policies relate primarily to revenue recognition for fixed and unit  price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and litigation and contingencies.  There have been no material changes to our critical accounting policies since December 31, 2013.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$470,074	100.0%	$409,995	100.0%
Gross profit	49,757	10.6%	46,096	11.2%
Selling, general and administrative expense	29,712	6.3%	28,619	6.9%
Operating income	20,045	4.3%	17,477	4.3%
Other income (expense)	(1,690)	(0.4)%	(1,230)	(0.3)%
Income before income taxes	18,355	3.9%	16,247	4.0%
Income tax provision	(7,090)	(1.5)%	(6,207)	(1.5)%
Net income	$11,265	2.4%	$10,040	2.5%
Net income attributable to noncontrolling interests	(432)	(0.1)%	(270)	(0.1)%
Net income attributable to Primoris	$10,833	2.3%	$9,770	2.4%

Revenues

Revenues for the three months ended March 31, 2014 increased by $60.1 million, or 14.7%, compared to the same period in 2013. As discussed in the Segment Results section below, revenues increased at each of our segments

From an end-market perspective, our industrial end-market revenues increased by $56.9 million, our heavy civil end-market revenues increased by $10.6 million while our other end-market (primarily our parking structure business) declined by $8.7 million compared to the first quarter of 2013.  Compared to the three months ended March 31, 2013, our underground capital projects business increased by $7.6 million, our utility services business decreased by $7.2 million and our engineering business increased by $0.9 million.

Gross Profit

Gross profit increased by $3.7 million, or 8.0%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the revenue increase.  Gross profit as a percentage of revenue declined 0.6% from 11.2% to 10.6% due to lower profit margins on our industrial revenue in both the East and West segments, as detailed in the Segment Results section below.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $1.1 million, or 3.8%, for the three months ended March 31, 2014, compared to the same period in 2013. Of the increase $0.5 million was from the acquisition of FSSI, with the remaining increase primarily from normal increases in compensation and compensation-related expenses.

SG&A as a percentage of revenue decreased to 6.3% for the three months ended March 31, 2014, compared to 6.9% for the corresponding period in 2013 as a result of the increased revenues for the quarter.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Income from non-consolidated investments	$14	$269
Foreign exchange gain (loss)	26	(59)
Other expense	(114)	(56)
Interest income	52	40
Interest expense	(1,668)	(1,424)
Total other income (expense)	$(1,690)	$(1,230)

For the three months ended March 31, 2014, income from non-consolidated investments was due to minor adjustments of the final sale price of the Alvah investment effective December 31, 2013.  The income for 2013 was due to the contributions from the Alvah investment offset by expenses associated with the WesPac investment.

The foreign exchange gain for 2014 and the exchange loss for 2013 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense for 2014 represents the increase in the estimated fair value of the contingent earn-out liabilities of Q3C.  For 2013 the amount included increases in all earn-out liabilities reduced by $0.3 million for collection of a 2009 note receivable.

For the three months ended March 31, 2014, interest expense was $1.7 million, compared to $1.4 million for the same period in 2013.  The increases were due primarily to interest on the additional $25 million 3.85% Senior Secured Notes, dated July 25, 2013.

Provision for income taxes

Our provision for income taxes increased $0.9 million for the three months ended March 31, 2014 to $7.1 million compared to $6.2 million in the same period in 2013 primarily as a result of higher income before taxes and due to a higher effective tax rate, which contributed to the increase by $0.8 million and $0.1 million, respectively. The tax rate applied to income attributable to Primoris in the three months ended March 31, 2014 was 39.56%, compared to 38.85% for the same period in 2013.  The 0.71% increase in the effective tax rate results primarily from the variability of state taxes and the partial non-deductibility of meals and incidental per diem expenses.

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

Segment results

East Segment

Revenue and gross profit for the East Construction Services segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$223,072		$190,211
Gross profit	16,017	7.2%	14,995	7.9%

East Construction Services segment revenue increased by $32.9 million, or 17.3 % for the three months ended March 31, 2014 compared to the same period in 2013. Revenue at the PES Sprint Pipeline division increased by $9.4 million from pipeline projects in south Texas and at the PES James Industrial Contractors division revenue increased $8.2 million from petrochemical projects in Louisiana, and PES Saxon Construction division revenue increased by $3.8 million from air separation projects in Texas and Arkansas.  JCG’s Heavy Civil division revenue increased by $12.5 million as increases of $16.1 million from TX DOT projects and $12.8 million from Mississippi projects were offset by a decrease of $16.0 million from LA DOT projects.  Revenue at the JCG Infrastructure & Maintenance division decreased by $2.2 million.

Gross profit increased by $1.0 million or 6.8% for the three months ended March 31, 2014.  The gross profit increase was primarily at the PES Sprint Pipeline division, which increased $1.1 million.  For the other companies and divisions of the segment, inefficiencies and costs associated with the unusual weather in the Gulf Coast region during the first quarter of 2014, especially lengthy periods of below freezing temperature, offset the benefit of the increase in revenue.

Gross Profit as a percent of revenues decreased to 7.2% during the three months ended March 31, 2014 from 7.9% in the prior year quarter reflecting decreased margin percentages realized on heavy civil projects, primarily the startup of the I-35 projects in Texas and the Mississippi projects and the inefficiencies associated with wet weather.  Also, decreased margin for the Sprint Pipeline Group projects was due to delays by clients in obtaining permits.

West Segment

Revenue and gross profit for the West segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$234,026		$207,686
Gross profit	31,673	13.5%	28,749	13.8%

Revenue for the West segment increased by $26.3 million, or 12.7%, for the three months ended March 31, 2014, compared to the same period in 2013. Increases in revenue of $44.7 million at the ARB Industrial division, primarily from a solar plant project, and of $11.3 million at Q3C were partially offset by decreases at Rockford of $5.9 million, at the ARB Underground division of $17.6 million and in parking structure projects of $6.0 million. The ARB Underground division was impacted primarily by a reduction in revenue from its large northern California utility customer from whom revenue decreased by $11.4 million to $21.2 million for the quarter.

Gross profit for the West segment increased by $2.9 million, or 10.2%, during the three months ended March 31, 2014, compared to the same period in 2013.  The increase in gross profit at Q3C was $5.2 million, gross profit at Rockford increased by $2.2 million and gross profit increased by $1.2 million at the ARB Industrial division.  Offsetting these increases was a decrease in gross profit of $5.7 million resulting from the decrease in revenues for the ARB Underground division.

Gross profit as a percentage of revenue decreased to 13.5% during the three months ended March 31, 2014, from 13.8 % in the same period in 2013 as a result of the reduction in MSA revenues at the ARB Underground division and lower margins at the ARB Industrial division due to a high level of contingencies for a large solar project compared to the prior year.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$12,976		$12,098
Gross profit	2,067	15.9%	2,352	19.4%

Revenue for the Engineering segment increased by $0.9 million, or 7.3%, for the three months ended March 31, 2014, compared to the same periods in 2013. The increase is mainly due to the increase in revenues from new LNG plant projects.

Gross profit for the Engineering segment for the three months ended March 31, 2014 decreased by $0.3 million or 12.1%, compared to the same period in 2013. This decrease results from several projects that are in their lower margin beginning stages.

Geographic area financial information

Revenue by geographic area for the three months ended March 31, 2014 and 2013 was as follows:

	Three months Ended March 31,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$465,244	99.0%	$405,163	98.8%
Non—United States	4,830	1.0%	4,832	1.2%
Total revenues	$470,074	100.0%	$409,995	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, much of that work was done in the Far East and Australia.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their ultimate revenue amount is difficult to estimate in advance..

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment for Fixed Backlog for the periods ending December 31, 2013 and March 31, 2014 and the changes in Fixed Backlog for the three months ended March 31, 2014 (in thousands):

Segment	Beginning Fixed Backlog at December 31, 2013	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at March 31, 2014	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for three months ended March 31, 2014

East	$1,196,083	$145,701	$200,735	$1,141,049	$22,337	$223,072
West	224,603	111,162	177,530,	158,235	56,496	234,026
Engineering	62,322	4,671	12,976	54,017	—	12,976
Total	$1,483,008	$261,534	$391,241	$1,353,301	$78,833	$470,074

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of March 31, 2014, our total Fixed Backlog was $1.35 billion representing a decrease of $129.7 million, or 8.7%, from $1.48 billion as of December 31, 2013.  We expect that approximately 46% of the total Fixed Backlog at March 31, 2014, will be recognized as revenue over the next four quarters, with approximately $427 million expected for the East Construction Services segment, $145 million for the West Construction Services segment and $48 million for the Engineering segment.

MSA and Total Backlog

The following table outlines historical MSA revenues for the past five quarters ($ in thousands):

	2014	2013
First Quarter	$77,165	$98,113
Second Quarter	N/A	123,340
Third Quarter	N/A	130,744
Fourth Quarter	N/A	110,336

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at March 31, 2014 (in thousands).

Segment:	Fixed Backlog at March 31, 2014	MSA Backlog at March 31, 2014	Total Backlog at March 31, 2014

East	$1,141,049	$111,127	$1,252,176
West	158,235	384,855	543,090
Engineering	54,017	—	54,017
Total	$1,353,301	$495,982	$1,849,283

We expect that during the next four quarters, we will recognize as revenue approximately 43% of the East total backlog at March 31, 2014; approximately 98% of the West backlog and approximately 90% of the Engineering backlog.

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

Our cash and cash equivalents and short-term investments totaled $166.9 million at March 31, 2014 compared to $214.8 million at December 31, 2013. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

Cash Flows

Cash flows during the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months Ended March 31,
	2014	2013
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(21,678)	$(7,281)
Net cash (used in) provided by investing activities	(11,127)	(19,091)
Net cash provided by (used in) financing activities	(13,652)	10,348
Net change in cash and cash equivalents	$(46,457)	$(16,024)

The first quarter of each calendar year tends to be the lowest for cash generation reflecting the overall lower work activities.  Of the $30.4 million reduction in cash flow for the first quarter of 2014 compared to the first quarter of 2013, $16.1 million was the result of a timing difference.  We entered into a long-term debt note in the first quarter 2013, and we expect to enter into a note for a similar amount in the second quarter of 2014.  The remaining $14.3 million decrease in cash flow was the result of a decrease in cash flow from operating activities as discussed below.

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three months Ended
	March 31,
	2014	2013	Change
	(Thousands)
Operating Activities:
Operating income	$20,045	$17,477	$2,568
Depreciation and amortization	13,552	11,284	2,268
Stock-based compensation expense	137	—	137
Loss (gain) on sale of property and equipment	(355)	48	(403)
Changes in assets and liabilities	(46,263)	(28,384)	(17,879)
Net other income (expense) and tax provision	(8,794)	(7,706)	(1,088)
Net cash used by operating activities	$(21,678)	$(7,281)	$(14,397)

Net cash used by operating activities for the three months ended March 31, 2014 of $21.7 million increased by $14.4 million compared to the same period in the prior year as increases in operating income, depreciation and amortization were more than offset by changes in balance sheet assets and liabilities.

As shown in the table above, the largest use of cash was due to the net change in assets and liabilities of $17.9 million.  This change is outlined below:

•                  The increased use of cash relating to construction projects, which include the growth in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings amount to $44.7 million.  This increase in the use of cash is primarily due to the increased revenues of $60.1 million for the three months ended March 31, 2014 compared to the same period in 2013.

•                  Uninstalled inventory increased by $7.8 million more in the first quarter of 2014 compared to the first quarter of 2013;

•                  The earn-out liability decreased by $5.2 million more in the first quarter of 2014 compared to the first quarter of 2013 as the total earn-out liability has decreased; and

•                  The decrease in accounts payable for the first quarter 2014 was $38.3 million less than the decrease in the first quarter of 2013.

Net cash used by operating activities for the three months ended March 31, 2014 was $21.7 million.  The single largest use of cash for the period was the result of the net changes in assets and liabilities of $46.3 million.  The major components of the $46.3 million change are summarized as follows:

•                  a decrease of $5.2 million in customer retention deposits representing normal retention payments;

•                  a decrease of $15.8 million in accounts receivable reflecting the traditionally lower revenues in the first quarter of 2014 compared to the fourth quarter of 2013.  At March 31, 2014 accounts receivable represented 28.7% of our total assets compared to 29.0% at the end of 2013.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  an increase of $17.9 million in costs and estimated earnings in excess of billings. The larger increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $14.2 million for ARB and $2.3 million for Q3C.

•                  an increase in inventory and other current assets of $7.9 million primarily as a result of an increase in uninstalled inventory and prepaid expenses;

•                  accounts payable decreased by $8.2 million as a result of the decrease in operating activity compared to the fourth quarter of 2013;

•                  a net decrease of $26.1 million in billings in excess of costs and estimated earnings reflecting the completion of work paid for in advance; and

•                  a decrease of $4.9 million in contingent earn-out liabilities, primarily as a result of a March 2014 payment of $5.0 million to the Q3C sellers.

During the three months ended March 31, 2014, we paid $2.3 million for income taxes compared to $0.8 million in the same period of the previous year, as a result of taxes on increased income for the period ended March 31, 2014, compared to the same period in the prior year.

Investing activities

	Three months Ended March 31,
	2014	2013
	(Thousands)
Capital expenditures — cash	$15,067	$19,550
Capital expenditures — financed	—	1,180
Total capital expenditures	$15,067	$20,730

During the three months ended March 31, 2014, we purchased property and equipment for $10.1 million in cash and $5.0 million for the purchase of the BWP assets, for a total of $15.1 million, compared to $20.7 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  For the three months ended March 31, 2014, capital expenditures were approximately $15.1 million which was at our historical level.  In the first quarter of 2013, we paid $19.6 million in cash and financed $1.2 million through capital leases.  The prior year purchases were higher than our historical pattern as we funded new equipment for Q3C. Equipment purchases for 2014 are expected to be at around $55 million to $65 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $1.4 million during the three months ending March 31, 2014 and $1.2 million during the same period in 2013.  For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but for the first quarters of both 2014 and 2013, equipment rentals were minimal.

On February 5, 2014, the majority owner of Alvah elected to purchase the Company’s minority interest, effective January 1, 2014, for a cash payment of $1.19 million, as provided for in the initial investment agreement.

As part of our cash management program, we invested $0.6 million and $2.9 million during the three months ended March 31, 2014 and 2013, respectively, in short-term investments, and sold short-term investments of $1.9 million and $3.2 million during the three months ended March 31, 2014 and 2013, respectively.  Short-term investments consist primarily of CDs and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.

We used $1.7 million in cash for the FSSI acquisition in 2013 and made no acquisitions during the three months ended March 31, 2014.

Financing activities

Financing activities used cash of 13.7 million for the three months ended March 31, 2014.  Significant transactions impacting cash flows from financing activities included:

•                  $11.3 million in repayment of long-term debt and the repayment of $1.1 million in capital leases;

•                   $1.1 million in payment of accumulated earnings to a non-controlling interest holder;

•                  Dividend payments of $1.8 million to our stockholders during the three months ended March 31, 2014; and

•                  $1.7 million in proceeds from the issuance of 77,455 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 11 — “Credit Agreements” in Item 1, Financial Statements of this First Quarter 2014 Report.

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

1.         Bakersfield, California (lease expires October 2022)

2.         Pittsburg, California (lease expires April 2023)

3.         San Dimas, California (lease expires March 2019)

4.         Pasadena, Texas (leases expire in July 2019 and 2021)

During the three months ended March 31, 2014 and 2013, the Company paid $219,000 and $235,000, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2014 and 2013, Primoris paid $72,000 and $75,000, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the three months ended March 31, 2014 and 2013, Primoris paid $23,000 and $23,000, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the three months ended March 31, 2014 and 2013, the Company paid $66,000 and $66,000, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

Common stock

For a discussion of items affecting our common stock, please see Note 18 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2014 Report.

Contractual Obligations

As of March 31, 2014, we had $212.7 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of March 31, 2014 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$212,716	$30,240	$63,037	$55,245	$64,194
Interest on long-term debt (1)	25,241	5,644	9,192	6,011	4,394
Equipment operating leases	8,120	3,518	4,445	157	—
Contingent consideration obligations	4,347	4,347	—	—	—
Real property leases	12,253	3,059	4,419	3,434	1,341
Real property leases—related parties	7,928	1,459	2,047	2,000	2,422
	$270,605	$48,267	$83,140	$66,847	$72,351
Letters of credit	$7,595	$6,455	$1,140	$—	—

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

In 2011, several of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (“Plan”), and we have recognized a withdrawal liability of approximately $7.5 million.  The withdrawal liability that we recorded was based on estimates received from the Plan during 2011 for a complete withdrawal from the Plan.  We are in dispute with the Plan regarding the effective date of our withdrawal.  We expect to receive an assessment of the withdrawal liability which we may challenge or seek to further negotiate.  As a result, the final withdrawal liability cannot be determined, and it could be materially higher than the amount that we have recognized.  Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum settlement.  As a result, we have not included the estimated withdrawal liability in the table above.  Furthermore, we have excluded the payments associated with the contested withdrawal liability of Q3C based on its minimal value of approximately $15 thousand per year for the next seven years.  See Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this First Quarter 2014 Report.

We have also excluded from the table any interest and fees associated with letters of credit and commitment fees under our credit facility since these amounts are variable.

Off-balance sheet transactions

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

•                  Letters of credit issued under our lines of credit. At March 31, 2014, we had letters of credit outstanding of $7.6 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At March 31, 2014, equipment operating leases had a remaining commitment of $8.1 million and facility rental commitments were $20.2 million.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2014, we had $1.3 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this First Quarter 2014 Report, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2014 and December 31, 2013, due to the generally short maturities of these items. At March 31, 2014 and December 31, 2013, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At March 31, 2014, all of our long-term debt was subject to fixed interest rates.

At March 31, 2014, we had no derivative financial instruments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2014, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2014, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Loan and Security Agreement dated April 28, 2014, between Rockford Corporation, Q3 Contracting, ARB, Inc., Stellaris LLC and BMO Harris Equipment Finance Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 and iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 6, 2014	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Loan and Security Agreement dated April 28, 2014, between Rockford Corporation, Q3 Contracting, ARB, Inc., Stellaris LLC and BMO Harris Equipment Finance Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2014, ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 and iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.