Form 10-Q
period 2014-06-30
Primoris Services Corp
filed 2014-08-07
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

At August 6, 2014, 51,655,224 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$160,177	$196,077
Short-term investments	2,280	18,686
Customer retention deposits and restricted cash	56	5,304
Accounts receivable, net	311,321	304,955
Costs and estimated earnings in excess of billings	88,111	57,146
Inventory and uninstalled contract materials	61,230	51,829
Deferred tax assets	13,133	13,133
Prepaid expenses and other current assets	12,003	12,654
Total current assets	648,311	659,784
Property and equipment, net	245,342	226,512
Intangible assets, net	42,345	45,303
Goodwill	118,626	118,626
Other long-term assets	382	468
Total assets	$1,055,006	$1,050,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,575	$127,302
Billings in excess of costs and estimated earnings	158,097	173,365
Accrued expenses and other current liabilities	93,258	91,079
Dividends payable	1,808	1,805
Current portion of capital leases	2,230	3,288
Current portion of long-term debt	30,683	28,475
Current portion of contingent earnout liabilities	5,403	5,000
Total current liabilities	422,054	430,314
Long-term capital leases, net of current portion	1,386	2,295
Long-term debt, net of current portion	185,570	191,051
Deferred tax liabilities	10,092	10,092
Long-term contingent earnout liabilities, net of current portion	—	4,233
Other long-term liabilities	12,192	14,260
Total liabilities	631,294	652,245
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,655,224 and 51,571,394 issued and outstanding at June 30, 2014 and December 31, 2013	5	5
Additional paid-in capital	162,322	159,196
Retained earnings	261,437	238,216
Noncontrolling interests	(52)	1,031
Total stockholders’ equity	423,712	398,448
Total liabilities and stockholders’ equity	$1,055,006	$1,050,693

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$515,291	$445,013	$985,365	$855,008
Cost of revenues	454,097	385,476	874,414	749,375
Gross profit	61,194	59,537	110,951	105,633
Selling, general and administrative expenses	33,213	31,560	62,925	60,179
Operating income	27,981	27,977	48,026	45,454
Other income (expense):
Income (loss) from non-consolidated entities	—	(213)	14	56
Foreign exchange gain (loss)	149	(29)	175	(88)
Other expense	(327)	(377)	(441)	(433)
Interest income	14	23	66	63
Interest expense	(1,196)	(1,498)	(2,864)	(2,922)

Income before provision for income taxes	26,621	25,883	44,976	42,130
Provision for income taxes	(10,618)	(9,990)	(17,708)	(16,197)
Net income	$16,003	$15,893	$27,268	$25,933

Less net income attributable to noncontrolling interests	—	(329)	(432)	(599)

Net income attributable to Primoris	$16,003	$15,564	$26,836	$25,334

Earnings per share:
Basic	$0.31	$0.30	$0.52	$0.49
Diluted	$0.31	$0.30	$0.52	$0.49
Weighted average common shares outstanding:
Basic	51,655	51,562	51,631	51,510
Diluted	51,804	51,626	51,759	51,547

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$27,268	$25,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,941	19,912
Amortization of intangible assets	3,687	3,685
Gain on sale of property and equipment	(809)	(202)
Income from non-consolidated entities	(14)	(56)
Non-consolidated entity distributions		145
Stock—based compensation expense	409	91
Changes in assets and liabilities:
Customer retention deposits and restricted cash	5,248	7,874
Accounts receivable	(6,366)	17,003
Costs and estimated earnings in excess of billings	(30,965)	(28,587)
Other current assets	(9,846)	(3,221)
Accounts payable	3,273	(50,407)
Billings in excess of costs and estimated earnings	(15,268)	3,678
Contingent earnout liabilities	(4,559)	(10,161)
Accrued expenses and other current liabilities	3,232	4,254
Other long-term liabilities	(2,068)	(1,585)
Net cash used in operating activities	(2,837)	(11,644)
Cash flows from investing activities:
Purchase of property and equipment	(38,625)	(49,256)
Proceeds from sale of property and equipment	3,017	1,675
Purchase of short-term investments	(2,280)	(4,175)
Sale of short-term investments	18,686	4,188
Cash received for the sale of Alvah	1,189	—
Cash paid for acquisitions	(6,354)	(1,025)
Net cash used in investing activities	(24,367)	(48,593)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,400	42,364
Repayment of capital leases	(1,967)	(2,145)
Repayment of long-term debt	(18,673)	(23,664)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,671	1,455
Dividends paid	(3,612)	(1,547)
Cash distribution to non-controlling interest holder	(1,515)	—
Net cash provided by (used in) financing activities	(8,696)	16,463
Net change in cash and cash equivalents	(35,900)	(43,774)
Cash and cash equivalents at beginning of the period	196,077	157,551
Cash and cash equivalents at end of the period	$160,177	$113,777

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Cash paid during the period for:
Interest	$2,554	$2,559

Income taxes, net of refunds received	$17,235	$18,016

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$—	$2,500

Dividends declared and not yet paid	1,808	$1,805

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

The following table lists the Company’s primary operating subsidiaries and their reportable operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”)	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC.	West Construction Services
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Silva Group (“Silva”)	East Construction Services
Primoris Energy Services Corporation (“PES”)	East Construction Services
BW Primoris, LLC (“BWP”)	East Construction Services

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES has operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, the Industrial division of JCG was merged into PES.  In this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 (the “Second Quarter 2014 Report), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references are to the entities or divisions for periods prior to 2014.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California and its operations are included as part of the West Construction Services segment.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”) which will be a part of the East Construction Services segment. BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services to construct a water treatment system and pipeline.  On January 22, 2014, BWP entered into an agreement to purchase the assets of Blaus Wasser, LLC, a Wyoming limited liability company for approximately $5 million.  During the 2014 first quarter, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility in West Texas; intercompany revenue and profit of the project is eliminated in consolidation.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which will be a part of the West Construction Services segment.  On June 5, 2014, the Company purchased assets, consisting of equipment, building and land, from Vadnais Corporation for $6.4 million, a general contractor specializing in micro-tunneling. In addition, the sellers were provided a contingent earnout of $0.9 million if Vadnais achieves at least $2.8 million in EBIT through December 31, 2014.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 3, 2014, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2013, have been omitted.

This Second Quarter 2014 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

For all contracts, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at the time of the estimate.  The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the consolidated balance sheet.  Because the full loss has been recognized, any future revenues that are generated will result in the accrued loss provision being changed and the gross profit of the contract in future periods will be zero.

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

In certain contracts, primarily for highway construction for governmental agencies, the Company is allowed to purchase and bill in advance for materials that will be used on the job.   The unused amount of materials purchased and billed, but not yet used, is included in the caption “Inventory and uninstalled contract materials.”

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

During the three and six months ending June 30, 2014, revenues generated by the top ten customers were $293 million and $575 million, respectively, which represented 56.8% and 58.4%, respectively, of total revenues during the periods.  During these respective periods, TX DOT represented 9.0% and 9.2%, respectively, of total revenues and a pipeline operator represented 8.8% and 8.2%, respectively, of total revenues.

During the three and six months ending June 30, 2013, revenues generated by the top ten customers were $216 million and $443 million, respectively, which represented 48.6% and 51.9%, respectively, of total revenues during the periods.  During these respective periods, a large gas and electric utility represented 7.6% and 8.0%, respectively, of total revenues and a large pipeline company represented 8.2% and 5.0%, respectively, of total revenues.

At June 30, 2014, approximately 15.2% of the Company’s accounts receivable were due from one customer, and that customer provided 8.0% of the Company’s revenues for the six months ended June 30, 2014.  At June 30, 2013, approximately 6.5% of the Company’s accounts receivable were due from one customer, and that customer provided 6.4% of the Company’s revenues for the six months ended June 30, 2013.

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

Included in inventory are materials purchased and billed for specific contracts.  These materials have been purchased for specific jobs, normally highway construction jobs for state or local governmental agencies.  The Company retains responsibility for safeguarding of the materials.   At June 30, 2014, billed but not installed inventory was $46,972 compared to $30,012 at June 30, 2013.

Note 3—Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)”  (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”.  The Company adopted this guidance as of January 1, 2014 which did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company the new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2014:
Cash and cash equivalents	$160,177	$160,177	—	—
Short-term investments	$2,280	$2,280	—	—
Liabilities as of June 30, 2014:
Contingent consideration	$5,403	—	—	$5,403

Assets as of December 31, 2013:
Cash and cash equivalents	$196,077	$196,077	—	—
Short-term investments	$18,686	$18,686	—	—
Liabilities as of December 31, 2013:
Contingent consideration	$9,233	—	—	$9,233

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2014:

Contingent Consideration
Balance at December 31, 2013	$9,233
Additions:
Change in fair value of contingent consideration	441
Vadnais acquisition	729
Reductions:
Payment to Q3C sellers	(5,000)
Balance at June 30, 2014	$5,403

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	June 30, 2014	December 31, 2013

Contracts receivable, net of allowance for doubtful accounts of $615 at June 30, 2014 and $692 at December 31, 2013	$261,736	$257,354
Retention receivable	48,978	47,054
	310,714	304,408
Other accounts receivable	607	547
	$311,321	$304,955

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2014	December 31, 2013

Costs incurred on uncompleted contracts	$4,184,551	$4,741,249
Gross profit recognized	492,755	582,430
	4,677,306	5,323,679
Less: billings to date	(4,747,292)	(5,439,898)
	$(69,986)	$(116,219)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	June 30, 2014	December 31, 2013

Costs and estimated earnings in excess of billings	$88,111	$57,146
Billings in excess of costs and estimated earnings	(158,097)	(173,365)
	$(69,986)	$(116,219)

Note 7—Equity Method Investments

WesPac Energy LLC and WesPac Midstream LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC (“WPE”), a Nevada limited liability company, from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company, with Kealine retaining a remaining 50% membership interest. WPE developed pipeline and terminal projects, primarily for the oil and gas industry.

On September 30, 2013, WPE, Kealine and the Company entered into an agreement (the “Midstream Agreement”) with Highstar Capital IV, LP (“Highstar”), to form a new entity, WesPac Midstream LLC, a Delaware limited liability company (“Midstream”), with WPE contributing project assets to Midstream and Highstar investing $6,082 in cash.  The Midstream Agreement provides for potential bonus payments of $4,500 each for Kealine and the Company based on attainment of milestones for one of the projects.

The Midstream agreement requires that Highstar fund Midstream’s overhead operations for up to two years. To maintain its equity position, the Company will be required to fund its pro rata share of Midstream’s projects.

The Company has accounted for the investment using the equity method of accounting and recorded its proportionate share of operating expenses.  During the fourth quarter 2013, the Company recorded non-cash impairment charges and wrote-off the value of its equity investment.  As a consequence, in accordance with ASC Topic 323, the Company has suspended the equity method of accounting and the Company’s proportionate share of losses will not be recognized unless the Company makes a further investment.

Alvah, Inc.

As part of its acquisition of Q3C, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California and has worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.

On February 5, 2014, the majority owner of Alvah, in accordance with the original investment agreement, elected to purchase the Company’s minority interest effective January 1, 2014 for a cash payment of $1,189.  At the time of the transaction, the Company recorded income adjustments of $14 related to the final sale in the first quarter 2014.  During the three and six months ending June 30, 2013, payments made by ARB to Alvah were $1,423 and $2,909, respectively, and Q3C made payments of $0 and $212, respectively.

Note 8 — Business Combinations

The Company purchased the assets of FSSI on March 11, 2013.  The fair value of the consideration was $2,377, which consisted of cash payments and three future potential payments to a key employee, contingent upon FSSI meeting certain performance targets for the remainder of calendar year 2013 and for calendar years 2014 and 2015.

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

Because the operating performance of FSSI did not meet expected targets, the Company made changes in FSSI management which resulted in adjustments to the value of certain FSSI assets (including the write-down of the unamortized portion of the prepaid employment asset) and liabilities at December 31, 2013.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which is a part of the West Construction Services segment.  On June 5, 2014, the Company purchased certain assets from Vadnais Corporation, a general contractor specializing in micro-tunneling.  The assets were purchased for their estimated fair value of $6.4 million in cash and included equipment, building and land.  In addition, if Vadnais achieves at least $2.8 million in EBIT from date of closing through December 31, 2014 the sellers will receive a contingent earnout of $0.9 million.  The estimated fair value of the potential contingent consideration on the acquisition date was $729.  The purchase was accounted for using the acquisition method of accounting and, due to the short period of time between the acquisition date and quarter end, the estimated values are preliminary and subject to change.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2014 and 2013

Pro forma information for the three and six months ended June 30, 2014 and 2013 presents the results of operations of the Company as if the FSSI and Vadnais acquisitions had occurred at the beginning of 2013. The FSSI acquisition was completed on March 11, 2013 and the Vadnais on June 5, 2014.  The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 and 2014 for the FSSI and Vadnais acquisitions;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and six months ended June 30, 2014 and the same period in 2013.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the FSSI and Vadnais acquisitions been completed on January 1, 2013.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the FSSI acquisition.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	517,276	446,817	988,955	860,893
Income before provision for income taxes	26,804	25,122	44,726	39,633
Net income attributable to Primoris	16,115	15,100	26,684	23,810

Weighted average common shares outstanding:
Basic	51,655	51,562	51,631	51,510
Diluted	51,804	51,626	51,759	51,547

Earnings per share:
Basic	$0.31	$0.29	$0.52	$0.46
Diluted	$0.31	$0.29	$0.52	$0.46

Note 9—Intangible Assets

At June 30, 2014 and December 31, 2013, intangible assets totaled $42,345 and $45,303, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	June 30,	December 31,
	Period	2014	2013
Tradename	3 to 10 years	$19,217	$21,023
Non-compete agreements	2 to 5 years	$1,662	$2,575
Customer relationships	3 to 15 years	$21,466	$21,705
Total		$42,345	$45,303

Amortization expense of intangible assets was $1,843 and $1,891 for the three months ended June 30, 2014 and 2013, respectively, and amortization expense for the six months ended June 30, 2014 and 2013 was $3,687 and $3,685, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2014 (remaining six months)	$4,177
2015	6,164
2016	5,694
2017	5,508
2018	5,307
Thereafter	15,495
$42,345

Note 10—Accounts Payable and Accrued Liabilities

At June 30, 2014 and December 31, 2013, accounts payable included retention amounts of approximately $7,193 and $5,602, respectively.  These amounts are due to subcontractors but have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2014	December 31, 2013

Payroll and related employee benefits	$41,909	$36,556
Insurance, including self-insurance reserves	34,198	33,880
Reserve for estimated losses on uncompleted contracts	140	1,392
Corporate income taxes and other taxes	11,326	13,305
Accrued overhead cost	1,046	1,165
Other	4,639	4,781
	$93,258	$91,079

Note 11—Credit Arrangements

Revolving Credit Facility

As of June 30, 2014, the Company had a revolving credit facility (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit were $4,659 at June 30, 2014 and $5,074 at December 31, 2013.  Other than commercial letters of credit, there were no borrowings under this line of credit during the six months ended June 30, 2014, and available borrowing capacity at June 30, 2014 was $70,341.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at June 30, 2014.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2014 and December 31, 2013, letters of credit outstanding totaled $3,011 and $2,788 in Canadian dollars, respectively.  At June 30, 2014, the available borrowing capacity was $4,989 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At June 30, 2014, OnQuest Canada, ULC was in compliance with the covenant.

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

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	—	15,631	940	31,903
Net income attributable to noncontrolling interests	—	329	432	599

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made a total of $1,515 in distributions to the non-controlling interests and $1,515 in distributions to the Company during the six months ended June 30, 2014.  There were no distributions made during the six months ended June 30, 2013.  There were no capital contributions made during the year ended December 31, 2013 or through the six months ended June 30, 2014.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets as follows:

	June 30, 2014	December 31, 2013

Cash	$250	$3,025
Accounts receivable	—	1,085
Current liabilities	348	2,041

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

A contingent earnout payment of $4,000 was made in April 2013 to the sellers of Sprint for achieving certain operating performance targets in 2012.  The operations of Sprint did not meet the 2013 performance target.  There are no further earnout payments for the Sprint acquisition.

Saxon’s operations did not meet the performance target for the 2013 year and no payment was made.  There are no further earnout payments for the Saxon acquisition.

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets.  The sellers will be paid an additional $3,750, contingent on meeting an EBITDA target for calendar year 2014 of at least $19 million, as defined in the purchase agreement, and an additional $1,250 will be paid if EBITDA exceeds $22 million, for a total payment of $5,000.  The estimated fair value at June 30, 2014 of the remaining contingent earnout was $4,674.

In June 2014, the Company acquired the assets of Vadnais Company for $6,354 in cash plus an earnout of $900 in 2015, contingent upon meeting a certain performance target for the remaining calendar year 2014.  The estimated fair value at June 30, 2014 of the remaining contingent earnout was $729.

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

Primoris leases properties from SIGI at the following locations:

1.             Bakersfield, California (lease expires October 2022)

2.             Pittsburg, California (lease expires April 2023)

3.             San Dimas, California (lease expires March 2019)

4.             Pasadena, Texas (leases expire in August 2014)

During the six months ended June 30, 2014 and 2013, the Company paid $441 and $471, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2014 and 2013, Primoris paid $145 and $150, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2014 and 2013, Primoris paid $45 and $45, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2014 and 2013, the Company paid $132 and $132, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

As discussed in Note 7— “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 15—Stock-Based Compensation

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the 2013 Long-term Incentive Equity Plan (the “Equity Plan”).  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  On April 30, 2014, 25,000 of these Units vested.  On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  The Units will vest 50% on September 23, 2015 and the remaining 50% on March 23, 2017 subject to continuing employment of the executive.  Vesting in both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three and six months ended June 30, 2014, the Company recognized $272 and $409, respectively, in compensation expense.  At June 30, 2014, approximately $2.92 million of unrecognized compensation expense remains for the Units which will be recognized over the next 2.8 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At June 30, 2014, there were 30 Dividend Equivalent Units that were accrued on 25,000 Units that vested on April 30, 2014.

Note 16—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the six months ended June 30, 2014 is 39.63%.  The effective tax rate for income attributable to Primoris is 39.75%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

•                                    On May 2, 2014, the Company declared a cash dividend of $0.035 per common share, payable to stockholders of record on June 30, 2014.  The dividend, totaling $1,808, was paid on July 15, 2014.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Primoris	$16,003	$15,564	$26,836	$25,334
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,655	51,562	51,631	51,510
Dilutive effect of shares issued to independent directors	—	—	2	4
Dilutive effect of unvested restricted stock units (1)	149	64	126	32
Dilutive effect of shares to be issued Q3C sellers (2)	—	—	—	1
Weighted average shares for computation of diluted earnings per share	51,804	51,626	51,759	51,547

Earnings per share:
Basic earnings per share	$0.31	$0.30	$0.52	$0.49
Diluted earnings per share	$0.31	$0.30	$0.52	$0.49

(1)	Represents the dilutive effect of a grant for 100,000 shares of Units on May 3, 2013 and 48,512 shares of Units on March 24, 2014.
(2)	Represents the dilutive effect of 29,273 unregistered shares of common stock provided in January 2013 as part of the purchase consideration for the Q3C acquisition.

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

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, may acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the three and six months ending June 30, 2014, the Company did not purchase any shares of stock.  The share repurchase program expires December 31, 2014.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2014 and 2013 was $3,529 and $7,166, respectively, compared to $3,700 and $7,545 for the same periods in 2013.  The amounts for the three and six months ended June 30, 2014 included lease payments made to related parties of $383 and $763, respectively, and $398 and $797 for the three and six months ended June 30, 2013, respectively.

Letters of credit — At June 30, 2014, the Company had letters of credit outstanding of $7,481 and at December 31, 2013, the Company had letters of credit outstanding of $7,696.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

Bonding— At June 30, 2014 and December 31, 2013, the Company had bid and completion bonds issued and outstanding totaling approximately $1,407,201 and $1,458,744, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”).  The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Company recorded a liability of $7,500 based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million.  Without agreeing to the amount, the Company has made monthly payments totaling $159 through June 30, 2014.

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  In the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C has made monthly payments totaling $23 through June 30, 2014.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 13 — “Contingent Earnout Liabilities”.

Note 20—Reportable Operating Segments

The Company segregates its business into three operating segments: the East Construction Services (“East”) segment, the West Construction Services (“West”) segment and the Engineering segment.

The East segment includes the JCG and PES construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.  The operations of Cardinal Contractors, Inc. and BW Primoris are included in this segment.

The West segment includes the construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, Stellaris, LLC and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.

The Engineering segment includes the results of OnQuest, Inc. and OnQuest Canada, ULC.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,
	2014		2013
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East	$278,066	54.0%	$175,398	39.4%
West	224,391	43.5%	258,194	58.0%
Engineering	12,834	2.5%	11,421	2.6%
Total	$515,291	100.0%	$445,013	100.0%

Revenue by segment for the six months ended June 30, 2014 and 2013 were as follows

	For the six months ended June 30,
	2014		2013
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

East	$501,138	50.9%	$365,609	42.8%
West	458,417	46.5%	465,880	54.4%
Engineering	25,810	2.6%	23,519	2.8%
Total	$985,365	100.0%	$855,008	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,
	2014		2013
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East	$21,309	7.7%	$15,215	8.7%
West	37,809	16.9%	41,926	16.2%
Engineering	2,076	16.2%	2,396	21.0%
Total	$61,194	11.9%	$59,537	13.4%

Gross profit by segment for the six months ended June 30, 2014 and 2013 were as follows:

	For the six months ended June 30,
	2014		2013
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

East	$37,325	7.5%	$30,210	8.3%
West	69,483	15.2%	70,675	15.2%
Engineering	4,143	16.1%	4,748	20.2%
Total	$110,951	11.3%	$105,633	12.4%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2014 and at December 31, 2013.

Segment	June 30, 2014	December 31, 2013

East	$70,946	$70,946
West	45,239	45,239
Engineering	2,441	2,441
Total	$118,626	$118,626

Geographic Region — Revenues and Total Assets

Revenue for the six months ended June 30, 2014 and 2013, and total assets by geographic area at June 30, 2014 and December 31, 2013, were as follows:

	External Revenues
	For the six months ended June 30,
	2014		2013		Total Assets
Country:	Revenue	% of Revenue	Revenue	% of Revenue	June 30, 2014	December 31, 2013

United States	$974,735	98.9%	$845,461	98.9%	$1,043,406	$1,039,322
Non-United States	10,630	1.1	9,547	1.1	11,600	11,371
Total	$985,365	100.0%	$855,008	100.0%	$1,055,006	$1,050,693

All non-United States revenue was generated in the Engineering segment.  For the table above, revenues generated by OnQuest Canada, ULC, were used to determine non-United States revenues.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (“Second Quarter 2014 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2014 Report. You should read this Second Quarter 2014 Report, our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2014 Report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Twelve Months Ended June 2014	Twelve Months Ended December 2013	Twelve Months Ended June 2013

Underground capital projects	22%	23%	19%
Utility services	26%	29%	28%
Industrial	26%	22%	22%
Heavy Civil	20%	20%	23%
Engineering	2%	2%	3%
Other	4%	4%	5%
Total	100%	100%	100%

The East segment provides highway and bridge construction services to public agencies in Texas, Louisiana, Arkansas and Mississippi, and provides services for the construction of energy and petrochemical processing facilities and mine and maintenance services for potash mines.  The segment also provides underground pipeline services to utilities and energy companies in Texas and Louisiana and water and wastewater facility and pipeline construction services primarily in Florida and Texas.  The segment includes construction capabilities for gas plants and the ability to provide turn-around services to refineries.

The West segment provides underground construction and maintenance services to utilities and construction services for underground pipeline capital projects throughout the United States.  The segment also constructs gas fired power plants and alternative energy facilities as well as other industrial construction, including poured-in-place parking structures.

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

The following table shows our major operating subsidiaries and their reporting segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West Construction Services
ARB Structures, Inc.	West Construction Services
Q3 Contracting, Inc. (“Q3C”)	West Construction Services
Rockford Corporation (“Rockford”)	West Construction Services
Stellaris, LLC	West Construction Services
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired 2014	West Construction Services
OnQuest, Inc.	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Engineering
Cardinal Contractors, Inc.	East Construction Services
James Construction Group, LLC (“JCG”)	East Construction Services
Silva Group (“Silva”)	East Construction Services
Primoris Energy Services Corporation (“PES”)	East Construction Services
BW Primoris, LLC (“BWP”)	East Construction Services

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, the Industrial division of JCG was merged into the PES.  In this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 (the “Second Quarter 2014 Report”), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references prior to 2014 are to the entities or divisions.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”) which operations are a part of the East Construction Services segment.  BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company for approximately $5 million.  During the 2014 first quarter, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility in West Texas; intercompany revenue and profit of the project is eliminated.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which are a part of the West Construction Services segment.  On June 5, 2014, the Company purchased assets, consisting of equipment, building and land, from Vadnais Corporation, a California corporation for $6.4 million, a general contractor specializing in micro-tunneling. In addition, the sellers were provided a contingent earnout of $0.9 million if Vadnais achieves at least $2.8 million in EBIT through December 31, 2014.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these uncertain conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services.  The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects.  We believe that most of our customers, some of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans over the long-term period.

During 2013, several owners announced the potential of several large petrochemical and natural gas projects in the Gulf Coast area.  In addition, several mid-stream oil and gas companies have announced a potentially significant number of new underground pipeline projects.  The business opportunities are positive for our industry and for us.  However, permitting, regulatory and other obstacles may impact project timing.  The potential projects have led to industry concerns about potential labor shortages, especially shortages of qualified craft persons.  To date in 2014, we have not seen the awarding of a large number of contracts nor have we seen a shortage of qualified labor.  However, we continue to discuss with our clients and potential clients possible ways to mitigate any shortages that may occur.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. We use estimates in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes.  Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions.

As described in our Annual Report on Form 10-K for the year ended December 31, 2013, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and litigation and contingencies.  There have been no material changes to our critical accounting policies since December 31, 2013.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$515,291	100.0%	$445,013	100.0%
Gross profit	61,194	11.9%	59,537	13.4%
Selling, general and administrative expense	33,213	6.5%	31,560	7.1%
Operating income	27,981	5.4%	27,977	6.3%
Other income (expense)	(1,360)	(0.2)%	(2,094)	(0.5)%
Income before income taxes	26,621	5.2%	25,883	5.8%
Income tax provision	(10,618)	(2.1)%	(9,990)	(2.2)%
Net income	$16,003	3.1%	$15,893	3.6%
Net income attributable to noncontrolling interests	—	(0.0)%	(329)	(0.1)%
Net income attributable to Primoris	$16,003	3.1%	$15,564	3.5%

Revenues, gross profit, operating income and net income for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$985,365	100.0%	$855,008	100.0%
Gross profit	110,951	11.3%	105,633	12.4%
Selling, general and administrative expense	62,925	6.4%	60,179	7.0%
Operating income	48,026	4.9%	45,454	5.4%
Other income (expense)	(3,050)	(0.3)%	(3,324)	(0.4)%
Income before income taxes	44,976	4.6%	42,130	5.0%
Income tax provision	(17,708)	(1.8)%	(16,197)	(1.9)%
Net income	$27,268	2.8%	$25,933	3.1%
Net income attributable to noncontrolling interests	(432)	(0.1)%	(599)	(0.1)%
Net income attributable to Primoris	$26,836	2.7%	$25,334	3.0%

Revenues

Revenues for the three months ended June 30, 2014 increased by $70.3 million, or 15.8%, compared to the same period in 2013. As discussed in the Segment Results section below, revenue increased by $102.7 million in the East and $1.4 million in Engineering and decreased by $33.8 million in the West.

Revenues for the six months ended June 30, 2014 increased by $130.4 million, or 15.3%, compared to the same period in 2013.  As discussed in the Segment Results section below, revenues increased by $135.5 million in the East and $2.3 million in Engineering while revenues declined by $7.5 million in the West.

From an end-market perspective for the three months ended June 30, 2014, compared to the second quarter 2013, our industrial business increased by $63.0 million, our heavy civil work increased $16.5 million and our engineering business increased by $1.4 million.   Our other end-market (primarily our parking structure business) decreased by $6.2 million.

For the six months ended June 30, 2014, compared to the same period of 2013, our industrial end-market revenues increased by $119.8 million and our heavy civil end-market revenues increased by $27.1 million.  Our other end-market (primarily our parking structure business) declined by $14.9 million and our underground business declined by $3.9 million.

Gross Profit

For the three months ended June 30, 2014, gross profit increased by $1.7 million, or 2.8%, compared to the same period in 2013.  Gross profit increased by $6.1 million in the East while it declined by $4.1 million in the West and $0.3 million in Engineering.  The overall gross profit increase was primarily the result of increased revenues; however, a reduction in gross profit as a percentage of revenues from 13.4% for the second quarter of 2013 to 11.9% for the second quarter of 2014 reduced the benefit from the increased volume.  The primary reason for the reduction in the gross profit as a percentage of revenues was the increase in revenues in the East, which are traditionally lower-margin revenues than in the West.

For the six months ended June 30, 2014, gross profit increased by $5.3 million, or 5.0%, compared to the first six months of 2013.  Gross profit increased by $7.1 million in the East while it declined by $1.2 million in the West and $0.6 in Engineering.  The primary reason for the increase was the increase in revenues. For the period, gross profit as a percent of revenues declined from 12.4% in 2013 to 11.3% in 2014.  Similar to the quarter results, the primary reason for the reduction in gross profit as a percentage of revenues was the increase in revenues in the East, which are traditionally lower-margin revenues than in the West.

During the first quarter, we began negotiations over the eventual contract value and payments with the owners of two large construction projects, a solar construction project in the West and an underground pipeline project in the East. Based on the uncertainty of the negotiations, we have recognized no gross profit for these two projects in 2014. For the three months ended June 30, 2014, revenues and costs for the two projects were $65.3 million, and for the six months ended June 30, 2014, the revenues and costs were $160.9 million.  We expect that we will recognize gross profit on these two projects in future quarters based on the successful completion of our negotiations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $1.7 million, or 5.2%, for the three months ended June 30, 2014, compared to the same period in 2013 primarily as a result of increased compensation and compensation-related expenses of $1.3 million and increased expenses of $0.4 million for legal, consulting and other SG&A expenses.

SG&A for the six months ended June 30, 2014, increased $2.7 million compared to the same period in 2013 primarily as a result of increases in compensation and compensation-related expenses of $3.0 million, including $0.5 million relating to the 2013 acquisition of FSSI.  These expenses were offset by a reduction in various SG&A expenses of $0.3 million.

SG&A as a percentage of revenue was 6.5% and 6.4% for the three and six months ended June 30, 2014, respectively, compared to 7.1% and 7.0% for the corresponding periods in 2013 as a result of increased revenues in 2014.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Thousands)		(Thousands)
Income (loss) from non-consolidated entities	$—	$(213)	$14	$56
Foreign exchange gain (loss)	149	$(29)	$175	$(88)
Other expense	(327)	(377)	(441)	(433)
Interest income	14	23	66	63
Interest expense	(1,196)	$(1,498)	$(2,864)	$(2,922)
Total other income (expense)	$(1,360)	$(2,094)	$(3,050)	$(3,324)

For the three and six months ended June 30, 2014, income from non-consolidated investments was due to minor adjustments of the final sale price of the Alvah investment effective December 31, 2013.  The income for 2013 was due to the contributions from the Alvah investment offset by expenses associated with the WesPac investment.

The foreign exchange gain for 2014 and the exchange loss for 2013 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense for 2014 represents the increase in the estimated fair value of the contingent earn-out liabilities of Q3C.  For 2013 the amount included increases in all earn-out liabilities reduced by $0.3 million for collection of a 2009 note receivable.

For the three months and six ended June 30, 2014, interest expense was $1.2 million and $2.9 million, respectively, compared to $1.5 million and $2.9 million for the same periods in 2013.  The decrease of $0.3 million for the three month period was due primarily to a reduction in interest expense associated with the tax effect of significant revisions in contract estimates.

Provision for income taxes

Our provision for income taxes increased $0.6 million for the three months ended June 30, 2014 to $10.6 million compared to $10.0 million in the same period in 2013 primarily as a result of higher income before taxes.

Our provision for income taxes increased $1.5 million for the six months ended June 30, 2014 to $17.7 million compared to $16.2 million in the same period in 2013 primarily as a result of higher income before taxes and due to a higher effective tax rate, which contributed to the increase by $1.2 million and $0.3 million, respectively. The tax rate applied to income attributable to Primoris in the six months ended June 30, 2014 was 39.75%, compared to 39.0% for the same period in 2013.  The 0.75% increase in the effective tax rate results primarily from the variability of state taxes and the partial non-deductibility of meals and incidental per diem expenses.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Effective tax rates may vary from quarter to quarter based on the recognition of certain significant or unusual items which will be recognized in the quarter in which they occur.

Segment results

East Segment

Revenue and gross profit for the East Construction Services segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$278,066		$175,398
Gross profit	21,309	7.7%	15,215	8.7%

	Six Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$501,138		$365,609
Gross profit	37,325	7.5%	30,210	8.3%

East Construction Services segment revenue increased by $102.7 million, or 58.5% for the three months ended June 30, 2014 compared to the same period in 2013. Revenue at the PES Sprint Pipeline division increased by $30.4 million from pipeline projects in south Texas and at the PES James Industrial Contractors division revenue increased $50.0 million from petrochemical projects in Louisiana and Texas, and revenue for the PES Saxon Construction division increased by $3.1 million as a result of a petrochemical project in Texas.  JCG’s Heavy Civil division revenue increased by $17.2 million as increases of $23.0 million from TX DOT projects and $7.5 million from Mississippi projects were offset by a decrease of $13.3 million from LA DOT projects.  Revenue at the JCG Infrastructure & Maintenance division increased by $2.0 million.

Revenue increased by $135.5 million, or 37.1%, for the six months ended June 30, 2014 compared to the same period of the prior year.  Revenue increased by $40.0 million at the PES Sprint Pipeline division due to pipeline projects in south Texas, with $58.1 million in revenue increases as a result of Louisiana petrochemical projects at the PES James Industrial Contractors division, with an increase in revenue of $6.9 million due to petrochemical projects in Texas for the PES Saxon Construction division.  Revenue increased by $30.8 million for JCG’s Heavy Civil division primarily due to $20.3 million from Mississippi projects and $44.4 million in TXDOT, offset by reduced revenue of $33.9 million for LADOT projects.

Gross profit increased by $6.1 million or 40.1% for the three months ended June 30, 2014.  The gross profit increase was primarily at the PES James Industrial Contractors division which increased $5.0 million due to increased volume from petrochemical projects in Louisiana.  PES Sprint Pipeline division, which increased $0.7 million, was due to revenue growth on pipeline projects in Texas.  Gross profit increased $4.3 million at the JCG Infrastructure & Maintenance from close out of projects in Florida and Louisiana.

Gross Profit increased by $7.1 million or 23.6% for the six months ended June 30, 2014 compared to the same period of the prior year.  The gross profit increase was primarily at the PES James Industrial Contractors division which increased $5.6 million due to increased volume from petrochemical projects in Louisiana.

Gross Profit as a percent of revenue decreased to 7.7% and 7.5% during the three and six months ended June 30, 2014, respectively, from 8.7% and 8.3% in the prior year periods, respectively, reflecting decreased margin percentages realized on heavy civil projects, primarily the startup of the I-35 projects in Texas and the Mississippi projects.  Also, decreased margin for the Sprint Pipeline Group projects was due to delays by clients in obtaining permits.

West Segment

Revenue and gross profit for the West segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$224,391		$258,194
Gross profit	37,809	16.9%	41,926	16.2%

	Six Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$458,417		$465,880
Gross profit	69,482	15.2%	70,675	15.2%

Revenue for the West segment decreased by $33.8 million, or 13.1%, for the three months ended June 30, 2014, compared to the same period in 2013. Decreases in revenue of $22.4 million at the ARB Underground division, primarily from gas utility projects, and of $34.4 million at Rockford were partially offset by increases at Q3C of $21.5 million.

Revenue for the West segment decreased by $7.5 million, or 1.6%, for the six months ended June 30, 2014, compared to the same period in 2013. Decreases in revenue of $38.8 million at the ARB Underground division, primarily from gas utility projects, $40.3 million at Rockford, and $8.9 million in parking structure projects were partially offset by increases at Q3C of $35.8 million, and of $50.3 million at the ARB Industrial division.

Gross profit for the West segment decreased by $4.1 million, or 9.8%, during the three months ended June 30, 2014, compared to the same period in 2013.  The decrease in gross profit at the ARB Underground division of $4.0 million, and of $8.5 million at the ARB Industrial division were partially offset by a gross profit increase of $7.3 million at Q3C, and at Rockford of $1.2 million. Profit at Rockford increased, despite a decrease in revenue, due to project close-outs.

Gross profit for the West segment decreased by $1.2 million, or 1.7%, during the six months ended June 30, 2014, compared to the same period in 2013.  The decrease in gross profit at the ARB Underground division of $9.1 million, and of $7.6 million at the ARB Industrial division were partially offset by a gross profit increase of $12.4 million at Q3C, and at Rockford of $3.4 million.  The profit decreases for ARB Underground and ARB Industrial were due to a reduction in revenue.  Profit at Rockford increased, despite a decrease in revenue, due to project close-outs.

Gross profit as a percentage of revenue increased to 16.9% during the three months ended June 30, 2014, from 16.2% in the same period in 2013 as a result of project close outs at Rockford, and a margin increase at Q3C.

Gross profit as a percentage of revenue did not change during the six months ended June 30, 2014, compared to the same period in 2013.

Engineering Segment

Revenue and gross profit for the Engineering segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$12,834		$11,421
Gross profit	2,076	16.2%	2,396	21.0%

	Three Months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$25,810		$23,519
Gross profit	4,143	16.1%	4,748	20.2%

Revenue for the Engineering segment increased by $1.4 million and $2.3 million, or 12.4% and 9.7%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase is mainly due to the increase in revenues from the two new Liquefied Natural Gas (“LNG”) plant projects.

Gross profit for the Engineering segment for the three and six months ended June 30, 2014 decreased by $0.3 million and $0.6 million or 13.4% and 12.7%, compared to the same periods in 2013. This decrease results from several LNG projects that are in their lower margin beginning stages.

Geographic area financial information

Revenue by geographic area for the six months ended June 30, 2014 and 2013 was as follows:

	Six months Ended June 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Country:
United States	$974,736	98.9%	$845,461	98.9%
Non—United States	10,629	1.1%	9,547	1.1%
Total revenues	$985,365	100.0%	$855,008	100.0%

All non-United States revenue was generated in the Engineering Segment.  For the table above, we use revenues generated by OnQuest’s Canadian subsidiary, OnQuest Canada, ULC, to estimate non-United States revenues.  Traditionally, much of that work was done in the Far East and Australia.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their ultimate revenue amount is difficult to estimate in advance.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment for Fixed Backlog for the periods ending December 31, 2013 and June 30, 2014 and the changes in Fixed Backlog for the six months ended June 30, 2014 (in thousands):

Segment	Beginning Fixed Backlog at December 31, 2013	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at June 30, 2014	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for six months ended June 30, 2014

East	$1,196,083	$334,331	$451,322	$1,079,092	$49,816	$501,138
West	224,603	278,891	309,019	194,475	149,399	458,417
Engineering	62,322	44,042	25,810	80,554	—	25,810
Total	$1,483,008	$657,264	$786,151	$1,354,121	$199,215	$985,365

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of June 30, 2014, our total Fixed Backlog was $1.35 billion representing a decrease of $128.9 million, or 8.7%, from $1.48 billion as of December 31, 2013.  We expect that approximately 50% of the total Fixed Backlog at June 30, 2014, will be recognized as revenue over the next four quarters, with approximately $493 million expected for the East Construction Services segment, $156 million for the West Construction Services segment and $32 million for the Engineering segment.

MSA and Total Backlog

The following table outlines historical MSA revenues for the past six quarters ($ in thousands):

	2014	2013
First Quarter	$77,165	$98,113
Second Quarter	111,443	123,340
Third Quarter	N/A	130,744
Fourth Quarter	N/A	110,336

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at June 30, 2014 (in thousands).

Segment:	Fixed Backlog at June 30, 2014	MSA Backlog at June 30, 2014	Total Backlog at June 30, 2014

East	$1,079,092	$90,972	$1,170,064
West	194,475	389,121	583,596
Engineering	80,554	—	80,554
Total	$1,354,121	$480,093	$1,834,214

We expect that during the next four quarters, we will recognize as revenue approximately 50% of the East total backlog at June 30, 2014; approximately 93% of the West backlog and approximately 40% of the Engineering backlog.

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

Our cash and cash equivalents and short-term investments totaled $162.4 million at June 30, 2014 compared to $214.8 million at December 31, 2013. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

Cash Flows

Cash flows during the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six months Ended June 30,
	2014	2013
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(2,837)	$(11,644)
Net cash (used in) provided by investing activities	(24,367)	(48,593)
Net cash provided by (used in) financing activities	(8,696)	16,463
Net change in cash and cash equivalents	$(35,900)	$(43,774)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30,
	2014	2013	Change
	(Thousands)
Operating Activities:
Operating income	$48,026	$45,454	$2,572
Depreciation and amortization	27,628	23,597	4,031
Stock-based compensation expense	409	91	318
Loss (gain) on sale of property and equipment	(809)	(202)	(607)
Changes in assets and liabilities	(57,319)	(61,152)	3,833
Net other income (expense) and tax provision	(20,772)	(19,432)	(1,340)
Net cash used by operating activities	$(2,837)	$(11,644)	$8,807

Net cash used by operating activities for the six months ended June 30, 2014 of $2.8 million decreased by $8.8 million compared to the same period in the prior year as increases in operating income, depreciation and amortization, and changes in assets and liabilities, were partially offset by changes in net other expenses and tax provision.

As shown in the table above, the net change in assets and liabilities of $3.8 million is outlined below:

•                  The increased use of cash relating to construction projects, which include the growth in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings amount to $47.3 million.  This increase in the use of cash is primarily due to the increased revenues of $130.4 million for the six months ended June 30, 2014 compared to the same period in 2013;

•                  Uninstalled inventory, prepaids and other assets increased by $7.4 million more in the first six months of 2014 compared to the same period in 2013;

•                  The earn-out liability decreased by $5.6 million more in the six months of 2014 compared to the same period in 2013 as the total earn-out liability has decreased; and

•                  Accounts payable increased by $53.7 million during the six months of 2014 compared to the same period in 2013 primarily as a result of timing and as a result of increased project revenues in 2014.

Net cash used by operating activities for the six months ended June 30, 2014 was $2.8 million.  The single largest use of cash for the period was the result of the net changes in assets and liabilities of $57.3 million.  The major components of the $57.3 million change are summarized as follows:

•                  a decrease of $5.2 million in customer retention deposits representing normal retention payments;

•                  an increase of $6.4 million in accounts receivable.  At June 30, 2014 accounts receivable represented 29.5% of our total assets compared to 29.0% at the end of 2013.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  an increase of $30.9 million in costs and estimated earnings in excess of billings. The larger increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $13.1 million for ARB, PES for $6.1 million and $9.7 million for Q3C.

•                  an increase in inventory and other current assets of $9.9 million primarily as a result of an increase in uninstalled inventory and prepaid expenses;

•                  accounts payable increased by $3.3 million as a result of the increase in operating activity in the first six months of 2014, compared to the same period in 2013;

•                  a net decrease of $15.3 million in billings in excess of costs and estimated earnings reflecting the completion of work paid for in advance; and

•                  a decrease of $4.6 million in contingent earn-out liabilities, primarily as a result of a March 2014 payment of $5.0 million to the Q3C sellers.

During the six months ended June 30, 2014, we paid $17.2 million for income taxes compared to $18.0 million in the same period of the previous year.

Investing activities

	Six Months Ended June 30,
	2014	2013
	(Thousands)
Capital expenditures — cash	$38,625	$49,256
Capital expenditures — financed	—	2,500
Total capital expenditures	$38,625	$51,756

During the six months ended June 30, 2014, we purchased property and equipment for $33.7 million in cash and $5.0 million for the purchase of the BWP assets, for a total of $38.6 million, compared to $51.8 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  For the six months ended June 30, 2014, capital expenditures were approximately $38.6 million which was above the amount of depreciation and amortization.  In the first six months of 2013, we paid $49.3 million in cash and financed $2.5 million through capital leases.  The prior year purchases were higher than our historical pattern as we funded new equipment for Q3C.  Net equipment purchases for 2014 are expected to be approximately $55 million to $65 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.0 million during the six months ended June 30, 2014 and $1.7 million during the same period in 2013.  For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but for the first six months of both 2014 and 2013, equipment rentals were minimal.

On February 5, 2014, the majority owner of Alvah elected to purchase the Company’s minority interest, effective January 1, 2014, for a cash payment of $1.19 million, as provided for in the initial investment agreement.

As part of our cash management program, we invested $2.3 million and $4.2 million during the six months ended June 30, 2014 and 2013, respectively, in short-term investments, and sold short-term investments of $18.7 million and $4.2 million during the six months ended June 30, 2014 and 2013, respectively.  Short-term investments consist primarily of CDs and U.S. Treasury bills with various financial institutions that are backed by the federal government.

We used $1.0 million in cash for the FSSI acquisition during the six months ended June 30, 2013 and acquired the assets of Vadnais for $6.4 million during the six months ended June 30, 2014.

Financing activities

Financing activities used cash of $8.7 million for the six months ended June 30, 2014.  Significant transactions impacting cash flows from financing activities included:

•                  $15.4 million proceeds of long-term debt financing;

•                  $18.7 million in repayment of long-term debt and the repayment of $2.0 million in capital leases;

•                   $1.5 million in payment of accumulated earnings to a non-controlling interest holder;

•                  Dividend payments of $3.6 million to our stockholders during the six months ended June 30, 2014; and

•                  $1.7 million in proceeds from the issuance of 77,455 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 11 — “Credit Agreements” in Item 1, Financial Statements of this Second Quarter 2014 Report.

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

Primoris leases properties from SIGI at the following locations:

1.             Bakersfield, California (lease expires October 2022)

2.             Pittsburg, California (lease expires April 2023)

3.             San Dimas, California (lease expires March 2019)

4.             Pasadena, Texas (leases expire in August 2014)

During the six months ended June 30, 2014 and 2013, the Company paid $441,000 and $471,000, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2014 and 2013, Primoris paid $145,000 and $150,000, respectively, in lease payments.  The current term of the lease is through December 31, 2014.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2014 and 2013, Primoris paid $45,000 and $45,000, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2014 and 2013, the Company paid $132,000 and $132,000, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

Common stock

For a discussion of items affecting our common stock, please see Note 18 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2014 Report.

Contractual Obligations

As of June 30, 2014, we had $219.9 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of June 30, 2014 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$219,869	$32,912	$66,589	$59,211	$61,157
Interest on long-term debt (1)	24,502	5,748	9,162	5,738	3,854
Equipment operating leases	7,567	3,398	4,133	36	—
Contingent consideration obligations	4,674	4,674	—	—	—
Real property leases	11,370	3,019	4,317	3,196	838
Real property leases—related parties	7,040	1,302	1,875	1,785	2,078
	$275,022	$51,053	$86,076	$69,966	$67,927
Letters of credit	$7,481	$6,171	$1,310	$—	—

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

In 2011, several of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (“Plan”), and we have recognized a withdrawal liability of approximately $7.5 million.  The withdrawal liability that we recorded was based on estimates received from the Plan during 2011 for a complete withdrawal from the Plan.  We are in dispute with the Plan regarding the effective date of our withdrawal.  We expect to receive an assessment of the withdrawal liability which we may challenge or seek to further negotiate.  As a result, the final withdrawal liability cannot be determined, and it could be materially higher than the amount that we have recognized.  Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum settlement.  As a result, we have not included the estimated withdrawal liability in the table above.  Furthermore, we have excluded monthly payments associated with the contested withdrawal liability of the Company and Q3C being made.  See Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this Second Quarter 2014 Report.

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

•                  Letters of credit issued under our lines of credit. At June 30, 2014, we had letters of credit outstanding of $7.5 million, primarily for international projects in our Engineering segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At June 30, 2014, equipment operating leases had a remaining commitment of $7.6 million and facility rental commitments were $18.4 million.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2014, we had $1.4 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this Second Quarter 2014 Report, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2014 and December 31, 2013, due to the generally short maturities of these items. At June 30, 2014 and December 31, 2013, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) and U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At June 30, 2014, all of our long-term debt was subject to fixed interest rates.

At June 30, 2014, we had no derivative financial instruments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2014, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2014, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 and iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 6, 2014	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (**)
101 SCH	XBRL Taxonomy Extension Schema Document (**)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)	Filed herewith
(**)

Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2014, ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 and iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under these sections.