Form 10-Q
period 2014-09-30
Primoris Services Corp
filed 2014-11-07
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

At November 5, 2014, 51,561,396 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$144,150	$196,077
Short-term investments	2,080	18,686
Customer retention deposits and restricted cash	411	5,304
Accounts receivable, net	388,381	304,955
Costs and estimated earnings in excess of billings	96,150	57,146
Inventory and uninstalled contract materials	58,271	51,829
Deferred tax assets	13,133	13,133
Prepaid expenses and other current assets	11,653	12,654
Total current assets	714,229	659,784
Property and equipment, net	262,835	226,512
Intangible assets, net	42,471	45,303
Goodwill	118,626	118,626
Other long-term assets	404	468
Total assets	$1,138,565	$1,050,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,118	$127,302
Billings in excess of costs and estimated earnings	164,428	173,365
Accrued expenses and other current liabilities	100,052	91,079
Dividends payable	2,062	1,805
Current portion of capital leases	1,796	3,288
Current portion of long-term debt	35,024	28,475
Current portion of contingent earnout liabilities	6,136	5,000
Total current liabilities	467,616	430,314
Long-term capital leases, net of current portion	1,009	2,295
Long-term debt, net of current portion	197,857	191,051
Deferred tax liabilities	10,092	10,092
Long-term contingent earnout liabilities, net of current portion	810	4,233
Other long-term liabilities	14,543	14,260
Total liabilities	691,927	652,245
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,561,396 and 51,571,394 issued and outstanding at September 30, 2014 and December 31, 2013	5	5
Additional paid-in capital	159,920	159,196
Retained earnings	286,765	238,216
Noncontrolling interests	(52)	1,031
Total stockholders’ equity	446,638	398,448
Total liabilities and stockholders’ equity	$1,138,565	$1,050,693

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$613,237	$551,333	$1,598,602	$1,406,341
Cost of revenues	537,764	475,868	1,412,178	1,225,243
Gross profit	75,473	75,465	186,424	181,098
Selling, general and administrative expenses	36,162	36,478	99,087	96,657
Operating income	39,311	38,987	87,337	84,441
Other income (expense):
Income from non-consolidated entities	5,250	113	5,264	169
Foreign exchange gain (loss)	(101)	91	74	3
Other expense	(201)	(376)	(642)	(809)
Interest income	14	32	80	95
Interest expense	(1,778)	(1,579)	(4,642)	(4,501)

Income before provision for income taxes	42,495	37,268	87,471	79,398
Provision for income taxes	(15,105)	(14,075)	(32,813)	(30,272)
Net income	$27,390	$23,193	$54,658	$49,126

Less net income attributable to noncontrolling interests	—	(1,348)	(432)	(1,947)

Net income attributable to Primoris	$27,390	$21,845	$54,226	$47,179

Earnings per share:
Basic	$0.53	$0.42	$1.05	$0.92
Diluted	$0.53	$0.42	$1.05	$0.91
Weighted average common shares outstanding:
Basic	51,606	51,568	51,622	51,529
Diluted	51,759	51,671	51,759	51,595

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$54,658	$49,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,126	31,003
Amortization of intangible assets	5,632	5,576
Gain on sale of property and equipment	(956)	(1,176)
Income from non-consolidated entities	(5,264)	(169)
Impairment expense for non-consolidated entities	—	3,250
Non-consolidated entity distributions	—	3,186
Stock—based compensation expense	671	229
Changes in assets and liabilities:
Customer retention deposits and restricted cash	4,893	20,000
Accounts receivable	(80,658)	(16,402)
Costs and estimated earnings in excess of billings	(39,004)	(38,733)
Other current assets	(5,787)	(8,665)
Accounts payable	30,247	(32,551)
Billings in excess of costs and estimated earnings	(8,937)	(11,428)
Contingent earnout liabilities	(4,358)	(9,287)
Accrued expenses and other current liabilities	9,301	26,626
Other long-term liabilities	283	90
Net cash provided by (used in) operating activities	(2,153)	20,675
Cash flows from investing activities:
Purchase of property and equipment	(64,540)	(68,749)
Proceeds from sale of property and equipment	3,848	6,554
Purchase of short-term investments	(3,525)	(5,620)
Sale of short-term investments	20,131	5,882
Cash received for the sale of Alvah and WesPac	6,439	—
Cash paid for acquisitions	(14,595)	(2,273)
Net cash used in investing activities	(52,242)	(64,206)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	39,700	97,035
Repayment of capital leases	(2,778)	(3,399)
Repayment of long-term debt	(26,345)	(29,225)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,671	1,455
Dividends paid	(5,421)	(3,352)
Cash distribution to non-controlling interest holder	(1,515)	(2,500)
Repurchase of common stock	(2,844)	—
Net cash provided by financing activities	2,468	60,014
Net change in cash and cash equivalents	(51,927)	16,483
Cash and cash equivalents at beginning of the period	196,077	157,551
Cash and cash equivalents at end of the period	$144,150	$174,034

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Cash paid during the period for:
Interest	$5,215	$3,369

Income taxes, net of refunds received	$35,484	$32,379

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)

Obligations incurred for the acquisition of property and equipment	$—	$2,523

Dividends declared and not yet paid	$2,062	$1,805

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

Reportable Operating Segments — For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure.  The operating segments include:  The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (“Energy segment”).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these quarterly financial statements to conform to the new presentation.  See Note 20 — Reportable Operating Segments.

The following table lists the Company’s primary operating subsidiaries and their reportable operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Stellaris, LLC.	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES has operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, effective January 1, 2014 the Industrial division of JCG was merged into PES.  In this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 (the “Third Quarter 2014 Report), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references are to the entities or divisions for periods prior to 2014.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California and its operations are included as part of the West Construction Services segment.  The project has been completed and final wrap-up of the joint venture is expected in December 2014.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”) which operations are a part of the East segment. BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company for approximately $5 million.  During the 2014 first quarter, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility in West Texas; intercompany revenue and profit of the project is eliminated. At September 30, 2014, a total of $3.9 million has been capitalized as property, plant and equipment.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which is a part of the West Construction Services segment.  On June 5, 2014, the Company purchased assets, consisting of equipment, building and land, from Vadnais Corporation for $6.4 million, a general contractor specializing in micro-tunneling. In addition, the sellers were provided a contingent earnout of $0.9 million upon meeting certain operating targets through December 31, 2014. The estimated fair value of the contingent earnout on the acquisition date was $729.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC. Surber and Ram-Fab operate as divisions of PES in the Energy segment and Williams is a division of Cardinal Contractors, Inc. in the East segment.  Surber provides general oil and gas related construction activities in Texas, Ram-Fab is a fabricator of custom piping systems located in Arkansas and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber purchase provided for a contingent earnout amount of up to $1.8 million over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $1.1 million on the acquisition date.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project, with the estimated fair value of the contingency at $0.2 million.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 3, 2014, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2013, have been omitted.

This Third Quarter 2014 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information. The interim financial information is unaudited.

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

In certain contracts, primarily for highway construction for governmental agencies, the Company is allowed to purchase and bill in advance for materials that will be used on the job.   The unused amount of materials purchased and billed, but not yet installed at the balance sheet date, is included in the caption “Inventory and uninstalled contract materials.”

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

During the three and nine months ending September 30, 2014, revenues generated by the top ten customers were $309 million and $884 million, respectively, which represented 50.3% and 55.3%, respectively, of total revenues during the periods.  During these periods, TX DOT represented 7.8% and 8.6%, respectively, of total revenues and a petrochemical operating company represented 8.0% and 8.0%, respectively, of total revenues.

During the three and nine months ending September 30, 2013, revenues generated by the top ten customers were $274 million and $717 million, respectively, which represented 49.7% and 51.0%, respectively, of total revenues during the periods.  During these periods, a large gas and electric utility represented 8.8% and 8.3%, respectively, of total revenues and a large pipeline company represented 9.7% and 6.8%, respectively, of total revenues.

At September 30, 2014, approximately 12.4% of the Company’s accounts receivable were due from one customer, and that customer provided 8.0% of the Company’s revenues for the nine months ended September 30, 2014.  At September 30, 2013, approximately 13.1% of the Company’s accounts receivable were due from one customer, and that customer provided 7.4% of the Company’s revenues for the nine months ended September 30, 2013.

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

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials include certain job specific materials not yet installed which are valued using the specific identification method relating the inventory cost to a specific project.  These materials have been purchased for specific jobs, normally highway construction jobs for state or local governmental agencies.  The Company retains responsibility for safeguarding of the materials.   At September 30, 2014, billed but not installed inventory was $51,927 compared to $44,966 at December 31, 2013.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2014:
Cash and cash equivalents	$144,150	$144,150	—	—
Short-term investments	$2,080	$2,080	—	—
Liabilities as of September 30, 2014:
Contingent consideration	$6,946	—	—	$6,946

Assets as of December 31, 2013:
Cash and cash equivalents	$196,077	$196,077	—	—
Short-term investments	$18,686	$18,686	—	—
Liabilities as of December 31, 2013:
Contingent consideration	$9,233	—	—	$9,233

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, 2014:

Contingent Consideration
Balance at December 31, 2013	$9,233
Additions:
Change in fair value of contingent consideration	642
Vadnais acquisition	729
Other acquisitions made in third quarter 2014	1,342
Reductions:
Payment to Q3C sellers	(5,000)
Balance at September 30, 2014	$6,946

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s consolidated statement of income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a significantly different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	September 30, 2014	December 31, 2013
Contracts receivable, net of allowance for doubtful accounts of $525 at September 30, 2014 and $692 at December 31, 2013	$323,387	$257,354
Retention receivable	64,221	47,054
	387,608	304,408
Other accounts receivable	773	547
	$388,381	$304,955

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2014	December 31, 2013

Costs incurred on uncompleted contracts	$4,743,681	$4,741,249
Gross profit recognized	559,359	582,430
	5,303,040	5,323,679
Less: billings to date	(5,371,318)	(5,439,898)
	$(68,278)	$(116,219)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2014	December 31, 2013

Costs and estimated earnings in excess of billings	$96,150	$57,146
Billings in excess of costs and estimated earnings	(164,428)	(173,365)
	$(68,278)	$(116,219)

Note 7—Equity Method Investments

WesPac Energy LLC and WesPac Midstream LLC

On July 1, 2010, the Company acquired a 50% membership interest in WesPac Energy LLC (“WesPac”), a Nevada limited liability company, from Kealine Holdings, LLC (“Kealine”), a Nevada limited liability company, with Kealine retaining a remaining 50% membership interest. WesPac developed pipeline and terminal projects, primarily for the oil and gas industry.

On September 30, 2013, WesPac, Kealine and the Company entered into an agreement (the “Midstream Agreement”) with Highstar Capital IV, LP (“Highstar”), to form a new entity, WesPac Midstream LLC, a Delaware limited liability company (“Midstream”), with WesPac contributing project assets to Midstream and Highstar investing $6,082 in cash.

The Company has accounted for the investment using the equity method of accounting and recorded its proportionate share of operating expenses.  During the fourth quarter 2013, the Company recorded non-cash impairment charges and wrote-off the total value of its equity investment.

During the third quarter 2014, the Company entered into negotiations with the members of Midstream. In August, the Company entered into a redemption agreement for the sale of all of the Company’s ownership in both WesPac and Midstream for a total of $5,250 in cash.

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

Note 8 — Business Combinations

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which is a part of the West Construction Services segment.  On June 5, 2014, the Company purchased certain assets from Vadnais Corporation, a general contractor specializing in micro-tunneling.  The assets were purchased for their estimated fair value of $6.4 million in cash and included equipment, building and land.  In addition upon meeting certain operating targets through December 31, 2014, the sellers will receive a contingent earnout of $0.9 million.  The estimated fair value of the potential contingent consideration on the acquisition date was $729.  The purchase was accounted for using the acquisition method of accounting. During the third quarter of 2014, the Company finalized its estimate of fair value for the contingent consideration and intangible assets, which resulted in no change from the estimated values recorded at June 30, 2014.

During the third quarter 2014, the Company made three small acquisitions totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC. Surber and Ram-Fab operate as divisions of PES in the Energy segment and Williams is a division of Cardinal Contractors, Inc. in the East segment.  Surber provides general oil and gas related construction activities in Texas, Ram-Fab is a fabricator of custom piping systems located in Arkansas and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber purchase provided for a contingent earnout amount of up to $1.8 million over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $1.1 million on the acquisition date.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project, with the estimated fair value of the contingency at $0.2 million on the acquisition date.  The purchases were accounted for using the acquisition method of accounting and, due to the short period of time between the acquisition dates and quarter end, the estimated values are preliminary and subject to change.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2014 and 2013

Pro forma information for the three and nine months ended September 30, 2014 and 2013 presents the results of operations of the Company as if Vadnais and the three acquisitions made in the third quarter 2014, plus the March 11, 2013 FSSI acquisition had all occurred at the beginning of 2013. The Vadnais acquisition was completed on June 5, 2014, the Surber purchase on July 28, 2014, Ram-Fab on August 29, 2014 and the Williams purchase on September 19, 2014.  The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2013 and 2014 for the Vadnais, Surber, Ram-Fab and FSSI acquisitions;

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and nine months ended September 30, 2014 and the same period in 2013.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the acquisitions been completed on January 1, 2013.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	620,503	558,543	1,622,480	1,430,124
Income before provision for income taxes	43,407	35,358	87,091	75,034
Net income attributable to Primoris	27,946	20,680	53,994	44,517

Weighted average common shares outstanding:
Basic	51,606	51,568	51,622	51,529
Diluted	51,759	51,671	51,759	51,595

Earnings per share:
Basic	$0.54	$0.40	$1.05	$0.86
Diluted	$0.54	$0.40	$1.04	$0.86

Note 9—Intangible Assets

At September 30, 2014 and December 31, 2013, intangible assets totaled $42,471 and $45,303, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, as follows:

	Amortization	September 30,	December 31,
	Period	2014	2013
Tradename	3 to 10 years	$19,535	$21,023
Non-compete agreements	2 to 5 years	$2,120	$2,575
Customer relationships	3 to 15 years	$20,816	$21,705
Total		$42,471	$45,303

Amortization expense of intangible assets, on a straight-line basis, was $1,945 and $1,891 for the three months ended September 30, 2014 and 2013, respectively, and amortization expense for the nine months ended September 30, 2014 and 2013 was $5,632 and $5,576, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2014 (remaining three months)	$2,004
2015	7,023
2016	6,274
2017	5,968
2018	5,535
Thereafter	15,667
$42,471

Note 10—Accounts Payable and Accrued Liabilities

At September 30, 2014 and December 31, 2013, accounts payable included retention amounts of approximately $9,001 and $5,602, respectively.  These amounts are due to subcontractors but have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2014	December 31, 2013

Payroll and related employee benefits	$47,067	$36,556
Insurance, including self-insurance reserves	35,433	33,880
Reserve for estimated losses on uncompleted contracts	3,005	1,392
Corporate income taxes and other taxes	8,786	13,305
Accrued overhead cost	1,314	1,165
Other	4,447	4,781
	$100,052	$91,079

Note 11—Credit Arrangements

Revolving Credit Facility

As of September 30, 2014, the Company had a revolving credit facility (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation (the “Lenders”). The Credit Agreement is a $75 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $75 million committed amount. The Credit Agreement also provides for an incremental facility of up to $50 million. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $4,659 at September 30, 2014 and $5,074 at December 31, 2013.  Other than commercial letters of credit, there were no borrowings under this line of credit during the nine months ended September 30, 2014, and available borrowing capacity at September 30, 2014 was $70,341.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at September 30, 2014.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2014 and December 31, 2013, letters of credit outstanding totaled $2,252 and $2,512 in Canadian dollars, respectively.  At September 30, 2014, the available borrowing capacity was $5,488 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At September 30, 2014, OnQuest Canada, ULC was in compliance with the covenant.

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

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	—	15,468	940	47,371
Net income attributable to noncontrolling interests	—	1,348	432	1,947

Blythe is a partnership and no tax effect was recognized for income at the partnership level.  Blythe made distributions of $1,515 to the non-controlling interests and $1,515 to the Company during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, Blythe made a total of $2,500 in distributions to the non-controlling interests and $2,500 in distributions to the Company.  There were no capital contributions made during the year ended December 31, 2013 or through the nine months ended September 30, 2014.  The project has been completed and final wrap-up of the joint venture is expected in December 2014.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets as follows:

	September 30, 2014	December 31, 2013

Cash	$250	$3,025
Accounts receivable	—	1,085
Billings in excess of costs and estimated earnings	348	2,041

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 13 — Contingent Earnout Liabilities

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets.  The sellers will be paid an additional $3,750, contingent on meeting an EBITDA target for calendar year 2014 of at least $19 million, as defined in the purchase agreement which as of September 30, 2014, has been achieved, and an additional $1,250 will be paid if EBITDA exceeds $22 million, for a total payment of $5,000.  The estimated fair value at September 30, 2014 of the remaining contingent earnout was $4,788.

In June 2014, the Company acquired the assets of Vadnais Company for $6,354 in cash plus an earnout of $900 in 2015, contingent upon meeting a certain performance target for the remaining calendar year 2014.  The estimated fair value of the contingent consideration on the acquisition date was $729 and on September 30, 2014 was $816.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million in cash for the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC.  The Surber purchase provided a contingent earnout amount of up to $1.8 million over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $1.1 million on the acquisition date.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project, with the estimated fair value of the contingency at $0.2 million at the acquisition date.

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

Primoris leases properties from SIGI at the following locations:

1.     Bakersfield, California (lease expires October 2022)

2.     Pittsburg, California (lease expires April 2023)

3.     San Dimas, California (lease expires March 2019)

4.     Pasadena, Texas (lease was mutually terminated as of August 31, 2014)

During the nine months ended September 30, 2014 and 2013, the Company paid $656 and $688, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2014 and 2013, Primoris paid $219 and $223, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2014 and 2013, Primoris paid $68 and $68, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2014 and 2013, the Company paid $198 and $198, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

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

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three and nine months ended September 30, 2014, the Company recognized $262 and $671, respectively, in compensation expense.  At September 30, 2014, approximately $2.66 million of unrecognized compensation expense remains for the Units which will be recognized over the next 2.5 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At September 30, 2014, there were 67 Dividend Equivalent Units that were accrued on 25,000 Units that vested on April 30, 2014.

Note 16—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the nine months ended September 30, 2014 was 37.57%.  The effective tax rate for income attributable to Primoris was 37.7%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

In the third quarter of 2013, the IRS initiated an examination of our federal income tax returns for 2011 and 2012.  The examination was settled in the third quarter of 2014 without a material impact to the Company.  The Company’s federal returns are no longer subject to examination for tax years before 2013.  The statute of limitations of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2008 through 2013 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

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

•          On August 5, 2014, the Company declared a cash dividend of $0.04 per common share, payable to stockholders of record on September 30, 2014.  The dividend, totaling $2,062, was paid on October 15, 2014.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Primoris	$27,390	$21,845	$54,226	$47,179
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,606	51,568	51,622	51,529
Dilutive effect of shares issued to independent directors	4	3	3	10
Dilutive effect of unvested restricted stock units (1)	149	100	134	55
Dilutive effect of shares to be issued Q3C sellers (2)	—	—	—	1
Weighted average shares for computation of diluted earnings per share	51,759	51,671	51,759	51,595

Earnings per share:
Basic earnings per share	$0.53	$0.42	$1.05	$0.92
Diluted earnings per share	$0.53	$0.42	$1.05	$0.91

(1)         Represents the dilutive effect of a grant for 100,000 shares of Units on May 3, 2013 and 48,512 shares of Units on March 24, 2014.

(2)         Represents the dilutive effect of 29,273 unregistered shares of common stock provided in January 2013 as part of the purchase consideration for the Q3C acquisition.

Note 18—Stockholders’ Equity

Common stock — In March 2014, the Company received $1,671 for 77,455 shares of common stock purchased and issued in accordance with the Company’s Long-Term Retention Plan (“LTR Plan”).  The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2014 were for bonus amounts earned in 2013 and the number of shares was calculated at 75% of the average market closing price of December 2013.  In March 2013, the Company received $1,455 for 131,989 shares of common stock issued under the LTR Plan for bonus amounts earned in the prior year.

In February and September 2014, the Company issued 6,375 shares and 6,172 shares, respectively, of common stock as part of the quarterly compensation of the non-employee members of the Board of Directors.  Shares issued to the non-employee Directors in February and July 2013 were 12,480 shares and 9,110 shares, respectively and were issued in accordance with the LTR Plan.

As discussed in Note 15 — “Stock Based Compensation”, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan.

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, may acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the three and nine months ending September 30, 2014, the Company purchased and cancelled 100,000 shares of stock for $2.8 million at an average cost of $28.44 per share.  The share repurchase program expires December 31, 2014.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2022. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2014 was $3,250 and $10,416, respectively, compared to $3,566 and $11,111 for the same periods in 2013.  The amounts for the three and nine months ended September 30, 2014 included lease payments made to related parties of $377 and $1,140, respectively, and $379 and $1,176 for the three and nine months ended September 30, 2013, respectively.

Letters of credit — At September 30, 2014, the Company had letters of credit outstanding of $6,911 and at December 31, 2013, the Company had letters of credit outstanding of $7,696.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claims that the cost to repair the retaining wall was approximately $5,400.  The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure.  The Company has denied any liability, has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability.  The extent of insurance coverage by the carriers of the Company and its subcontractor is undetermined at this time.  The parties to the lawsuit are engaged in mediation and discussions which involve the owner, the entity performing construction management, the Company’s subcontractor and the Company.  At this time, there are no assurances that the mediation efforts will be successful and the lawsuit may proceed to trial.  However, no trial date has been set.  The Company will vigorously defend the claims.  After discussion with our legal counsel, we have recorded loss contingencies which have not been material to the financial statements, to reflect the best estimate of the Company’s portion of the NTTA claim.  At this time, management does not believe it is possible to make a reasonably probable estimate of additional loss or a range of loss.

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

Bonding— At September 30, 2014 and December 31, 2013, the Company had bid and completion bonds issued and outstanding totaling approximately $1,355,950 and $1,458,744, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”).  The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Company recorded a liability of $7,500 based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million.  Without agreeing to the amount, the Company has made monthly payments, which are being expensed, including interest, totaling $458 through September 30, 2014.

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  In the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C has made monthly payments, including interest, totaling $26 through September 30, 2014.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 13 — “Contingent Earnout Liabilities”.

Note 20—Reportable Operating Segments

For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure.  The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area (the “Energy segment”) and a continuing geographic view for the West and East segments. The chief operating officer regularly reviews the operating and financial performance based on these revised segments.  The operating segments include:  The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these quarterly financial statements to conform to the new presentation.  The following is a brief description of each of the Company’s reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, Stellaris, LLC and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States and in the Gulf Coast region of the United States.  The segment includes the operations of the PES pipeline and gas facility construction and maintenance operations the JCG Industrial division and the newly acquired Surber and Ram-Fab operations.  Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,
	2014		2013
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$289,405	47.2%	$362,362	65.7%
East	135,450	22.1%	117,537	21.3%
Energy	188,382	30.7%	71,434	13.0%
Total	$613,237	100.0%	$551,333	100.0%

Revenue by segment for the nine months ended September 30, 2014 and 2013 were as follows

	For the nine months ended September 30,
	2014		2013
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$747,823	46.8%	$828,242	58.9%
East	360,975	22.6%	316,218	22.5%
Energy	489,804	30.6%	261,881	18.6%
Total	$1,598,602	100.0%	$1,406,341	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,
	2014		2013
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$46,240	16.0%	$62,520	17.3%
East	9,110	6.7%	4,527	3.9%
Energy	20,123	10.7%	8,418	11.8%
Total	$75,473	12.3%	$75,465	13.7%

Gross profit by segment for the nine months ended September 30, 2014 and 2013 were as follows:

	For the nine months ended September 30,
	2014		2013
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$115,723	15.5%	$133,195	16.1%
East	24,595	6.8%	19,575	6.2%
Energy	46,106	9.4%	28,328	10.8%
Total	$186,424	11.7%	$181,098	12.9%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2014 and at December 31, 2013.

Segment	September 30, 2014	December 31, 2013

West	$45,239	$45,239
East	43,267	43,267
Energy	30,120	30,120
Total	$118,626	$118,626

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States and less than 1% is generated from sources outside of the United States.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (“Third Quarter 2014 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission (“SEC”). Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2014 Report. You should read this Third Quarter 2014 Report, our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2014 Report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure.

The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area, (the “Energy segment”) and a continuing geographic view for the West and new East segments.  The chief operating officer regularly reviews the operating and financial performance based on these revised segments.  The operating segments include:  The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these quarterly financial statements to conform to the new presentation.

Each of our segments provide services to multiple end-markets.  For some end markets, we perform the same services by the West, East and Energy segments, while for other end markets, such as poured-in-place parking structures or turn-around services, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues derived from our major end-markets for the years listed:

	Twelve Months Ended September 2014	Twelve Months Ended December 2013	Twelve Months Ended September 2013

Underground capital projects	20%	23%	22%
Utility services	27%	29%	31%
Industrial	27%	22%	21%
Heavy Civil	20%	20%	16%
Engineering	3%	2%	2%
Other	3%	4%	8%
Total	100%	100%	100%

The following is a brief description of each of the Company’s reportable segments and their operations.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, Stellaris, LLC and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment operations are located primarily in the southeastern United States and in the Gulf Coast region of the United States.  The segment includes the operations of the PES pipeline and gas facility construction and maintenance operations, the JCG Industrial division and the newly acquired Surber and Ram-Fab operations.  Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table shows our major operating subsidiaries and their reporting segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Stellaris, LLC.	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

Sprint Pipeline Services, L.P. (“Sprint”) was purchased by PES in 2012.  PES operated using the Sprint name as a DBA during 2012 and 2013.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”), in 2013. On January 1, 2014, the two subsidiaries were merged into PES.  Additionally, effective January 1, 2014, the Industrial division of JCG was merged into PES.  In this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 (the “Third Quarter 2014 Report”), references to Sprint, FSSI, Saxon and James Industrial are to the divisions of PES, while the references are to the entities or divisions for periods prior to 2014.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) for the installation of a parabolic trough solar field and steam generation system in California. The project has been completed and final wrap-up of the joint venture is expected in December 2014.

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

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”).  On June 5, 2014, the Company purchased assets, consisting of equipment, building and land, from Vadnais Corporation for $6.4 million, a general contractor specializing in micro-tunneling. In addition, the sellers were provided a contingent earnout of $0.9 million upon meeting certain operating targets through December 31, 2014.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC. Surber and Ram-Fab operate as divisions of PES and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas, while Ram-Fab is a fabricator of custom piping systems located in Arkansas and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber purchase provided for a contingent earnout amount of up to $1.8 million over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $1.1 million on the acquisition date.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project, with the estimated fair value of the contingency at $0.2 million.

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

Several owners have announced potential large petrochemical and natural gas projects in the Gulf Coast area.  In addition, several mid-stream oil and gas companies have announced a potentially significant number of new underground pipeline projects.  These business opportunities are positive for our industry and for us.  However, permitting, regulatory and other obstacles may impact project timing.  The potential projects have led to industry concerns about potential labor shortages, especially shortages of qualified craft persons.  To date in 2014, we have not seen the awarding of a large number of contracts nor have we seen a shortage of qualified labor.  However, we continue to discuss with our clients and potential clients possible ways to mitigate any shortages that may occur.

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

Results of operations

Revenues, gross profit, operating income and net income for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$613,237	100.0%	$551,333	100.0%
Gross profit	75,473	12.3%	75,465	13.7%
Selling, general and administrative expense	36,162	5.9%	36,478	6.6%
Operating income	39,311	6.4%	38,987	7.1%
Other income (expense)	3,184	0.5%	(1,719)	(0.3)%
Income before income taxes	42,495	6.9%	37,268	6.8%
Income tax provision	(15,105)	(2.4)%	(14,075)	(2.6)%
Net income	$27,390	4.5%	$23,193	4.2%
Net income attributable to noncontrolling interests	—	(0.0)%	(1,348)	(0.2)%
Net income attributable to Primoris	$27,390	4.5%	$21,845	4.0%

Revenues, gross profit, operating income and net income for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$1,598,602	100.0%	$1,406,341	100.0%
Gross profit	186,424	11.7%	181,098	12.9%
Selling, general and administrative expense	99,087	6.2%	96,657	6.9%
Operating income	87,337	5.5%	84,441	6.0%
Other income (expense)	134	—%	(5,043)	(0.4)%
Income before income taxes	87,471	5.5%	79,398	5.6%
Income tax provision	(32,813)	(2.1)%	(30,272)	(2.1)%
Net income	$54,658	3.4%	$49,126	3.5%
Net income attributable to noncontrolling interests	(432)	—%	(1,947)	(0.1)%
Net income attributable to Primoris	$54,226	3.4%	$47,179	3.4%

Revenues

Revenues for the three months ended September 30, 2014 increased by $61.9 million, or 11.2%, compared to the same period in 2013. From an end-market perspective for the three months ended September 30, 2014, compared to the third quarter 2013, our industrial business increased by $34.3 million, our heavy civil work increased $23.4 million and our engineering business increased by $6.7 million.  For the other end-markets, revenues decreased by $2.5 million.

Revenues for the nine months ended September 30, 2014 increased by $192.3 million, or 13.7%, compared to the same period in 2013. For the same periods, our industrial end-market revenues increased by $154.1 million, our heavy civil end-market revenues increased by $50.5 million, and our engineering business increased by $9.0 million.  Revenues for the other end-markets (primarily our parking structure and electrical contracting business) declined by $18.5 million and our underground business declined by $2.8 million.

Gross Profit

For the three months ended September 30, 2014, gross profit was the same as the same period in 2013. The gross profit as a percentage of revenues decreased from 13.7% for the third quarter of 2013 to 12.3% for the third quarter of 2014.  The primary reason for this decrease was the positive impact of a large electrical power project in the West segment in the third quarter of 2013.

For the nine months ended September 30, 2014, gross profit increased by $5.3 million, or 2.9%, compared to the first nine months of 2013.  The primary reason for the increase was the increase in revenues.  For the period, gross profit as a percent of revenues declined from 12.9% in 2013 to 11.7% in 2014.  Similar to the quarter results, the primary reason for this decrease was the impact of a large power project in the West segment during the nine months of 2013.

We are involved in a process of resolving disputes with owners of two large construction projects, a cost reimbursable solar construction project in the West segment and an underground pipeline project in the Energy segment. Based on the uncertainty of the negotiations, we have recognized no gross profit for these two projects in 2014.  For the three months ended September 30, 2014, revenues and costs for the two projects were $39.3 million, and for the nine months ended September 30, 2014, the revenues and costs were approximately $200 million.  We expect that we will recognize gross profit on these two projects in future quarters based on the successful completion of our negotiations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) decreased $0.3 million, or 0.9%, for the three months ended September 30, 2014, compared to the same period in 2013.  The 2013 period included an impairment charge of $3.3 million recorded for the WesPac non-consolidated entity investment.  The decrease was offset by 2014 increases of compensation and compensation-related expenses of $2.1 million and increased expenses of $1.5 million for other SG&A expenses.

SG&A for the nine months ended September 30, 2014, increased $2.4 million or 2.5% compared to the same period in 2013 primarily as a result of increases in compensation and compensation-related expenses of $3.9 million and an increase in various SG&A expenses of $1.8 million, offset by $3.3 million incurred in the prior year for an impairment charge recorded on the WesPac non-consolidated entity investment.

SG&A as a percentage of revenue was 5.9% and 6.2% for the three and nine months ended September 30, 2014, respectively, compared to 6.6% and 6.9% for the corresponding periods in 2013 as a result of increased revenues in 2014.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands)		(Thousands)
Income from non-consolidated entities	$5,250	$113	$5,264	$169
Foreign exchange gain (loss)	(101)	$91	$74	$3
Other expense	(201)	(376)	(642)	(809)
Interest income	14	32	80	95
Interest expense	(1,778)	$(1,579)	$(4,642)	$(4,501)
Total other income (expense)	$3,184	$(1,719)	$134	$(5,043)

For the three and nine months ended September 30, 2014, income from non-consolidated investments was due to minor adjustments of the final sale price of the Alvah investment effective December 31, 2013, and the sale of the remaining interest of the WesPac non-consolidated investment in the third quarter 2014. The income for 2013 was due to the contributions from the Alvah investment offset by expenses associated with the WesPac investment.

The foreign exchange gain or loss reflects a currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense represents the changes in the estimated fair value of the contingent earn-out liabilities.

The increase in interest expense between the three months and nine months of 2014 compared to 2013 was due primarily to an increase in long term debt.

Provision for income taxes

To determine our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on estimated annual pretax income, estimated annual tax expense, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Additionally, the quarterly provision for income taxes may include certain significant or unusual items which are separately recognized in the quarter in which they occur. These unusual items can be a source of variability in the effective tax rates from quarter to quarter.

Our provision for income taxes increased $1.0 million for the three months ended September 30, 2014 to $15.1 million compared to $14.1 million in the same period in 2013. The $1.0 million increase in the income tax provision was comprised of $2.5 million increase due to higher income before taxes, offset by a $1.5 million decrease due to a lower effective tax rate.  The effective tax rate attributable to Primoris in the three months ended September 30, 2014 was 35.6% compared to 39.1% for the same period in 2013.  The 3.5% effective tax rate decrease was primarily comprised of a 1.3% decrease from the IRS examination settlement in the third quarter of 2014 and a 1.4% decrease from current and expected future state taxes due to changing jurisdictional mix, acquisition integration and the accompanying changes in state tax policies and rates.

Our provision for income taxes increased $2.6 million for the nine months ended September 30, 2014 to $32.8 million compared to $30.2 million in the same period in 2013 primarily as a result of higher income before taxes offset by a reduction in the effective tax rate.  The tax rate applied to income attributable to Primoris in the nine months ended September 30, 2014 was 37.7%, compared to 39.1% for the same period in 2013. The 1.4% decrease in the effective tax rate was due primarily to a reduction in the state effective tax rate and the benefit recognized at the conclusion of the IRS examination.

Segment results

West Segment

Revenue and gross profit for the West segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$289,405		$362,362
Gross profit	46,240	16.0%	62,520	17.3%

	Nine Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$747,823		$828,242
Gross profit	115,723	15.5%	133,195	16.1%

For the three months ended September 30, 2014, revenue for the West segment decreased by $73.0 million, or 20.1%, compared to the same period in 2013.  The decrease at Rockford was $64.5 million as new pipeline project revenue was less than revenue from a large project in 2013 and revenue from gathering line projects also decreased.  At the ARB Industrial division, revenue decreased by $27.6 million primarily reflecting the impact of the large electrical power project in 2013.  Revenue increased at Q3C by $18.9 million and revenue decreased by $2.5 million at the ARB Underground division.

Revenue for the West segment decreased by $80.4 million, or 9.7%, for the nine months ended September 30, 2014, compared to the same period in 2013. Revenue decreased by $41.3 million at the ARB Underground division including decreases of $8.9 million at its largest utility customer, $13.7 million from a 2013 wastewater project and $21.5 million from a decrease in other pipeline projects.  At Rockford, revenue decreased by $104.8 million primarily from the impact of a large pipeline project in 2013 and a decrease in gathering line projects.  Revenue increased by $22.7 million at the ARB Industrial division primarily from work on a large solar project in 2014.  Revenue at Q3C increased by $54.7 million primarily from a $38.0 million revenue increase from MSA work for a utility customer.

Gross profit for the West segment decreased by $16.3 million, or 26.0%, during the three months ended September 30, 2014, compared to the same period in 2013.  The decrease in gross profit primarily reflected the impact of the large power project in 2013 at the ARB Industrial division where gross profit decreased by $18.4 million.  The decrease in Rockford revenue reduced gross profit by $2.5 million.  The revenue increase at Q3C resulted in a gross profit increase of $0.9 million and the increase in utility MSA work improved the ARB Underground division gross profit by $2.4 million.

Gross profit for the West segment decreased by $17.5 million, or 13.1%, during the nine months ended September 30, 2014, compared to the same period in 2013.  A decrease in gross profit of $26.3 million at the ARB Industrial division reflects primarily the impact of the large power plant in 2013.  Gross profit at the ARB Underground division declined by $6.6 million, primarily due to the reduction in revenue. Gross profit increased by $13.3 million at Q3C primarily from the increased revenue, and gross profit at Rockford increased by $0.9 million, despite a decrease in revenue, due to project close-outs.

Gross profit as a percentage of revenue decreased to 16.0% during the three months ended September 30, 2014 from 17.3% in the same period in 2013 reflecting the impact of the large power plant project in 2013.

Gross profit as a percentage of revenue decreased to 15.5% during the nine months ended September 30, 2014 from 16.1% in the same period in 2013.  The decrease was due primarily to the impact of the large power plant project and revenue recognized with no margin for a project in the dispute resolution process.

East Segment

Revenue and gross profit for the East Construction Services segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$135,450		$117,537
Gross profit	9,110	6.7%	4,527	3.9%

	Nine Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$360,975		$316,218
Gross profit	24,595	6.8%	19,575	6.2%

East segment revenue increased by $17.9 million, or 15.2% for the three months ended September 30, 2014 compared to the same period in 2013. Revenues at the JCG Heavy Civil division increased by $24.8 million as increases of $4.8 million from TX DOT projects and $11.2 million from a Mississippi civil project were offset by a decrease of $1.6 million from LA DOT projects.  Revenue at the JCG Infrastructure & Maintenance division decreased by $1.3 million, and at Cardinal Contractors revenue decreased by $5.5 million from Texas projects.

Revenue increased by $44.8 million, or 14.2%, for the nine months ended September 30, 2014 compared to the same period of the prior year.  Revenue increased by $52.9 million for JCG’s Heavy Civil division primarily due to $31.6 million from a Mississippi civil project and $31.4 million in TXDOT projects, offset by reduced revenue of $24.6 million for LADOT projects.

Gross profit increased by $4.6 million or 101.2% for the three months ended September 30, 2014 and by $5.0 million or 25.6% for the nine months ended September 30, 2014 compared to the same periods in the prior year.  The gross profit increase was primarily at the JCG Heavy Civil division primarily from better utilization of personnel and equipment at the LADOT and Mississippi projects.

Gross Profit as a percent of revenue increased to 6.7% and 6.8% during the three and nine months ended September 30, 2014, respectively, from 3.9% and 6.2% in the prior year periods, respectively, reflecting the better utilization of equipment and personnel realized on LADOT and Mississippi projects at the JCG Heavy Civil division.

Energy Segment

Revenue and gross profit for the Energy segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$188,382		$71,434
Gross profit	20,123	10.7%	8,418	11.8%

	Nine Months Ended September 30,
	2014		2013
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$489,804		$261,881
Gross profit	46,106	9.4%	28,328	10.8%

Energy segment revenue increased by $116.9 million, or 163.7% for the three months ended September 30, 2014 compared to the same period in 2013. Revenue at the PES James Industrial Contractors division increased $57.7 million primarily from work at petrochemical projects in Louisiana.  PES Sprint Pipeline division revenue increased by $52.6 million from pipeline projects in south Texas.  Revenue increased at OnQuest and OnQuest Canada by $6.7 million primarily from two Liquefied Natural Gas (“LNG”) micro plant projects.

Revenue increased by $227.9 million, or 87.0%, for the nine months ended September 30, 2014 compared to the same period of the prior year.  Revenue increased by $120.1 million primarily from Louisiana petrochemical projects at the PES James Industrial Contractors division. Revenue increased at OnQuest and OnQuest Canada by $9.0 million from two LNG micro plant projects.  The remaining revenue increase of $98.8 million was primarily from increases at pipeline projects of the PES Sprint pipeline division in Texas and from an increase of $19.4 million at PES Saxon Construction petrochemical projects, primarily in Texas.

Gross profit increased by $11.7 million or 139.0% for the three months ended September 30, 2014.  The gross profit increase was $5.1 million at the PES James Industrial Contractors division primarily from the revenue increase at the petrochemical projects in Louisiana.  At the PES Sprint Pipeline division, gross profit increased $5.0 million primarily due to revenue growth on pipeline projects in Texas. Gross profit for OnQuest and OnQuest Canada increased by $0.4 million due to several project close outs.

For the nine months ended September 30, 2014, segment gross profit increased by $17.8 million or 62.8% compared to the same period in the prior year.  The gross profit increase was primarily at the PES James Industrial Contractors division which increased $10.0 million due to increased volume from petrochemical projects in Louisiana.  For the PES Sprint Pipeline division, gross profit increased by $5.6 million, primarily from the increase in revenue. PES Saxon Construction division gross profit increased $2.8 million primarily due to petrochemical projects in Texas.  Gross profit for OnQuest and OnQuest Canada decreased by $0.3 million as a result of several LNG projects that are in their lower margin beginning stages.

Gross Profit as a percent of revenue decreased to 10.7% and 9.4% during the three and nine months ended September 30, 2014, respectively, from 11.8% and 10.8% in the prior year periods, respectively, reflecting decreased margin percentages realized from a PES Sprint Pipeline division project that is in a dispute resolution process and from OnQuest LNG projects that are in their lower margin beginning stages.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States and less than 1% is generated from sources outside of the United States.

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

Fixed Backlog

Fixed Backlog by operating segment for Fixed Backlog for the periods ending December 31, 2013 and September 30, 2014 and the changes in Fixed Backlog for the nine months ended September 30, 2014 (in thousands):

Segment	Beginning Fixed Backlog at December 31, 2013	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at September 30, 2014	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for nine months ended September 30, 2014

West	$224,603	$402,496	$464,280	$162,819	$283,543	$747,823
East	1,017,680	333,828	342,830	1,008,678	18,145	360,975
Energy	240,725	341,024	420,501	161,248	69,303	489,804
Total	$1,483,008	$1,077,348	$1,227,611	$1,332,745	$370,991	$1,598,602

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of September 30, 2014, our total Fixed Backlog was $1.33 billion representing a decrease of $150.3 million, or 10.1%, from $1.48 billion as of December 31, 2013.  We expect that approximately 50% of the total Fixed Backlog at September 30, 2014, will be recognized as revenue over the next four quarters, with approximately $134 million expected for the West Construction Services segment, $426 million for the East Construction Services segment and $102 million for the Energy segment.

MSA and Total Backlog

The following table outlines historical MSA revenues for the past nine quarters ($ in thousands):

	2014	2013
First Quarter	$77,165	$98,113
Second Quarter	111,443	123,340
Third Quarter	182,383	130,744
Fourth Quarter	N/A	110,336

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at September 30, 2014 (in thousands).

Segment:	Fixed Backlog at September 30, 2014	MSA Backlog at September 30, 2014	Total Backlog at September 30, 2014

West	$162,819	$394,438	$557,257
East	1,008,678	14,000	1,022,678
Energy	161,248	54,000	215,248
Total	$1,332,745	$462,438	$1,795,183

We expect that during the next four quarters, we will recognize as revenue approximately 95% of the West segment total backlog at September 30, 2014; approximately 43% of the East segment backlog and approximately 72% of the Energy segment backlog.

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

Our cash and cash equivalents and short-term investments totaled $146.2 million at September 30, 2014 compared to $214.8 million at December 31, 2013. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

Cash Flows

Cash flows during the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine months Ended September 30,
	2014	2013
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(2,153)	$20,675
Net cash used in investing activities	(52,242)	(64,206)
Net cash provided by financing activities	2,468	60,014
Net change in cash and cash equivalents	$(51,927)	$16,483

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(Thousands)
Operating Activities:
Operating income	$87,337	$84,441	$2,896
Depreciation and amortization	42,758	36,579	6,179
Stock-based compensation expense	671	229	442
Loss (gain) on sale of property and equipment	(956)	(1,176)	220
Changes in assets and liabilities	(94,020)	(70,350)	(23,670)
Net other income (expense) and tax provision	(37,943)	(29,048)	(8,895)
Net cash (used in) provided by operating activities	$(2,153)	$20,675	$(22,828)

Net cash used by operating activities for the nine months ended September 30, 2014 of $2.2 million decreased by $22.8 million compared to the same period in the prior year as increases in operating income, depreciation and amortization and changes in net other expenses and tax provision were partially offset by changes in assets and liabilities.

As shown in the table above, the net change in assets and liabilities of $23.7 million between the two periods is outlined below:

•                  The increased use of cash relating to construction projects, which include the growth in accounts receivable of $64.3 million, customer retention deposits of $15.1 million, and associated costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, is primarily due to the increased revenues of $192.3 million for the nine months ended September 30, 2014 compared to the same period in 2013;

•                  Uninstalled inventory, prepaids and other assets decreased by $2.8 million in the first nine months of 2014 compared to the same period in 2013;

•                  The earn-out liability decreased by $4.9 million in the nine months of 2014 compared to the same period in 2013 as the total earn-out liability has decreased; and

•                  Accounts payable increased by $62.8 million during the nine months of 2014 compared to the same period in 2013 primarily as a result of timing and as a result of increased project revenues in 2014.

Net cash used by operating activities for the nine months ended September 30, 2014 was $2.2 million.  The single largest use of cash for the period was the result of the net changes in assets and liabilities of $94.0 million.  The major components of the $94.0 million change are summarized as follows:

•                  a decrease of $4.9 million in customer retention deposits representing normal retention payments;

•                  an increase of $80.7 million in accounts receivable.  At September 30, 2014 accounts receivable represented 34.1% of our total assets compared to 29.0% at the end of 2013.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections. The increase in receivables is due primarily to the increase in revenues and includes $28.6 million related to the two contracts that are in the dispute resolution process;

•                  an increase of $39.0 million in costs and estimated earnings in excess of billings. The larger increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $5.7 million for ARB, PES for $9.7 million, $9.9 for Rockford, and $10.6 million for Q3C.

•                  an increase in inventory and other current assets of $5.8 million primarily as a result of an increase in uninstalled inventory and prepaid expenses;

•                  accounts payable increased by $30.2 million as a result of the increase in operating activity in the first nine months of 2014, compared to the same period in 2013;

•                  a net decrease of $8.9 million in billings in excess of costs and estimated earnings reflecting the completion of work paid for in advance; and

•                  a decrease of $4.4 million in contingent earn-out liabilities, primarily as a result of a March 2014 payment of $5.0 million to the Q3C sellers.

During the nine months ended September 30, 2014, we paid $35.5 million for income taxes compared to $32.4 million in the same period of the previous year.

Investing activities

	Nine Months Ended September 30,
	2014	2013
	(Thousands)
Capital expenditures — cash	$64,540	$68,749
Capital expenditures — financed	—	2,523
Total capital expenditures	$64,540	$71,272

During the nine months ended September 30, 2014, we purchased property and equipment for $55.6 million in cash, spent $5.0 million for the purchase of the BWP assets and invested $3.9 million as a Company constructed plant, for a total of $64.5 million, compared to $71.3 million during the same period in the prior year. We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  For the nine months ended September 30, 2014, outside capital expenditures exceeded that amount by approximately $9 million primarily from our continued investment in equipment to support the growth of Q3C. In the first nine months of 2013, we paid $68.7 million in cash and financed $2.5 million through capital leases.  The prior year purchases were higher than our historical pattern as we funded new equipment for Q3C.  Net outside equipment purchases for 2014 are expected to be approximately $65 million to $70 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.8 million during the nine months ended September 30, 2014 and $6.6 million during the same period in 2013.  For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but for the first nine months of both 2014 and 2013, equipment rentals were minimal.

On February 5, 2014, the majority owner of Alvah elected to purchase the Company’s minority interest, effective January 1, 2014, for a cash payment of $1.19 million, as provided for in the initial investment agreement.

In August 2014, the Company sold its remaining ownership in both WesPac and Midstream for a total of $5,250 in cash

As part of our cash management program, we invested $3.5 million and $5.6 million during the nine months ended September, 2014 and 2013, respectively, in short-term investments, and sold short-term investments of $20.1 million and $5.9 million during the nine months ended September 30, 2014 and 2013, respectively.  Short-term investments consist primarily of CDs and U.S. Treasury bills with various financial institutions that are backed by the federal government.

We used $6.4 million in cash for the purchase of assets of Vadnais in May 2014 and $8.2 million for the assets of Surber, Ram-Fab and Williams during the third quarter 2014.

Financing activities

Financing activities provided cash of $2.5 million for the nine months ended September 30, 2014.  Significant transactions impacting cash flows from financing activities included:

•                  $39.7 million proceeds of long-term debt financing;

•                  $26.3 million in repayment of long-term debt and the repayment of $2.8 million in capital leases;

•                   $1.5 million in payment of accumulated earnings to a non-controlling interest holder;

•                  Dividend payments of $5.4 million to our stockholders during the nine months ended September 30, 2014;

•                  Repurchase of common stock of $2.8 million; and

•                  $1.7 million in proceeds from the issuance of 77,455 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 11 — “Credit Agreements” in Item 1, Financial Statements of this Third Quarter 2014 Report.

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

Primoris leases properties from SIGI at the following locations:

1.     Bakersfield, California (lease expires October 2022)

2.     Pittsburg, California (lease expires April 2023)

3.     San Dimas, California (lease expires March 2019)

4.     Pasadena, Texas (leased by the Company through August 2014)

During the nine months ended September 30, 2014 and 2013, the Company paid $656,000 and $688,000, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2014 and 2013, Primoris paid $219,000 and $223,000, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2014 and 2013, Primoris paid $68,000 and $68,000, respectively, in lease payments.  The lease expires in January 2015.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2014 and 2013, the Company paid $198,000 and $198,000, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

Common stock

For a discussion of items affecting our common stock, please see Note 18 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2014 Report.

Contractual Obligations

As of September 30, 2014, we had $295.9 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of September 30, 2014 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
			(In Thousands)
Long-term debt and capital lease obligations	$235,686	$36,820	$76,216	$65,242	$57,408
Interest on long-term debt (1)	24,665	6,077	9.507	5,681	3,400
Equipment operating leases	7,755	3,446	3,866	234	209
Contingent consideration obligations	6,946	6,136	810	—	—
Real property leases	12,939	3,614	5,186	3,553	586
Real property leases—related parties	7,708	1,412	2,508	1,783	2,005
	$295,699	$57,505	$98,093	$76,493	$63,608
Letters of credit	$6,911	$2,669	$4,242	$—	—

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

In 2011, several of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (“Plan”), and we have recognized a withdrawal liability of approximately $7.5 million.  The withdrawal liability that we recorded was based on estimates received from the Plan during 2011 for a complete withdrawal from the Plan.  We are in dispute with the Plan regarding the effective date of our withdrawal.  In May 2014, the Plan asserted that the liability was $11.7 million.  Without agreeing to the amount, the Company has made monthly payments, which are being expensed, including interest, totaling $0.46 million through September 30, 2014. As a result of the dispute, a final withdrawal liability amount and the number of years it may be paid over is not certain. As a result, we have not included the estimated withdrawal liability in the table above.  Furthermore, we have excluded monthly payments associated with the contested withdrawal liability of the Company and Q3C being made.  See Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this Third Quarter 2014 Report.

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

•                  Letters of credit issued under our lines of credit. At September 30, 2014, we had letters of credit outstanding of $6.9 million, primarily for international projects in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit;

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At September 30, 2014, equipment operating leases had a remaining commitment of $7.8 million and facility rental commitments were $20.6 million;

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements;

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2014, we had $1.4 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements;

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 19 — “ Commitments and Contingencies “ in Item 1, Financial Statements of this Third Quarter 2014 Report, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2014 and December 31, 2013, due to the generally short maturities of these items. At September 30, 2014 and December 31, 2013, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) and U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At September 30, 2014, all of our long-term debt was subject to fixed interest rates.

At September 30, 2014, we had no derivative financial instruments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2014, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2014, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). In the Lawsuit, the North Texas Tollway Authority (“NTTA”) is alleging damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claims that the cost to repair the retaining wall was approximately $5,400.  The NTTA also alleges that six other walls constructed on the project by JCG could have the same potential exposure to failure.  The Company has denied any liability, has tendered the claim to its insurance carriers and has cross-complained against its engineering subcontractor for potential design liability.  The extent of insurance coverage by the carriers of the Company and its subcontractor is undetermined at this time.  The parties to the lawsuit are engaged in mediation and discussions which involve the owner, the entity performing construction management, the Company’s subcontractor and the Company.  At this time, there are no assurances that the mediation efforts will be successful, and the lawsuit may proceed to trial.  However, no trial date has been set. The Company will vigorously defend the claims. After discussion with our legal counsel, we have recorded loss contingencies which have not been material to the financial statements, to reflect the best estimate of the Company’s portion of the NTTA claim.  At this time, management does not believe it is possible to make a reasonably probable estimate of additional loss or a range of loss.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association.
10.2

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association.

10.3	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc.
10.4	Amendment No 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC.
10.5	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 7, 2014	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association.
10.2

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association.

10.3	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc.
10.4	Amendment No 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC.
10.5	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)	Filed herewith