Form 10-K
period 2014-12-31
Primoris Services Corp
filed 2015-03-16
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,157.7 million based upon the closing price of such common equity as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter). On March 16, 2015, there were 51,569,564 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us” or “our”) is a holding company of various subsidiaries, which form one of the larger publicly traded specialty construction and infrastructure companies in the United States.  Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. Growing both organically and through acquisitions, Primoris has more than doubled its revenues since 2010.  The Company’s national footprint now extends nearly nationwide and into Canada.

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

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  Founded as ARB, Inc. in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell).

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

In March 2012, we purchased Sprint Pipeline Services, L.P. (“Sprint”), a Texas based company headquartered in Pearland (outside Houston).  Sprint provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States. In accordance with the terms of the purchase agreement, we changed the name of the Sprint operations to “Primoris Pipeline Services” in March 2015.

In November 2012, we purchased Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  Based in Little Canada, Minnesota (north of St. Paul), Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

In addition to these primary acquisitions, we have entered into several smaller agreements to purchase businesses or business assets to start a business as we continue to seek opportunities to expand our skill sets or operating locations.  In 2012, we acquired The Saxon Group (“Saxon”) and The Silva Group (“Silva”) (merged with JCG), and in 2013, we acquired Force Specialty Services, Inc. (“FSSI”).  During 2014 we acquired Vadnais Trenchless Services, Inc. (“Vadnais”) and made three small acquisitions during the third quarter 2014 which consisted of the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). We continue to evaluate potential acquisition candidates especially those with strong management teams with good reputations.

Reportable Segments

For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure.  The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area (the “Energy segment”) and a continuing geographic view for the West and East segments. The chief operating officer regularly reviews the operating and financial performance based on these revised segments.  The operating segments include:  The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements to conform to the new presentation.  The following is a brief description of each of the Company’s reportable segments and business activities.

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

Each of the three segments specializes in a range of services that include designing, building/installing, replacing, repairing/rehabilitating and providing management services for construction related projects. Our services include:

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

Trends

We continue to operate in an uncertain business environment with increasing regulatory requirements and only gradual recovery in the economy from the recessionary levels of the past few years.  Economic and regulatory issues have adversely affected our customers and have affected demand for our services.  For some of our customers, the additional uncertainty associated with state and federal budgets adds to the difficulty in predicting the timing or magnitude that industry trends may have on our business, particularly in the near-term.

For our underground services, we are in a period of uncertainty caused by the significant decline in oil prices since the middle of 2014.  We expect that the decline will impact underground pipeline opportunities in oil and gas gathering lines, compressor systems and related infrastructure especially in the shale formations.  In the near term we do not expect a significant decline in mid-stream pipelines as the existing pipeline infrastructure appears to be insufficient to meet the continuing natural gas demand which could lead to opportunities for new pipeline construction.  In many cases, customers have invested significant time and money in obtaining regulatory approval, purchasing raw materials and obtaining end-user agreements for mid-stream lines; therefore, we anticipate that the customers will complete their pipeline projects.  We believe that these integrity testing requirements will increase the demand for our underground services.  We have the ability to offer construction and maintenance of large diameter pipeline and mid-stream pipeline in both our West and Energy segments.

The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. While renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas facilities, especially the conversion of current facilities to more efficient sources of power, will provide a significant contribution to the revenue and profitability of the West segment and over the next few years also the Energy segment.  Regulations limiting the discharge of cooling water into the ocean will require construction of alternative cooling systems and may lead to repowering at current sites over the next four to six years in California.

As many states institute renewable power standards mandating renewable energy generation as a part of the total power usage, large, utility-scale projects will provide construction opportunities over the next few years.  In many locations, the development and construction of solar and wind facilities may result in a need for “peaker” plants to meet demand when the renewable resources are not available.  In addition, alternative energy sources such as “waste-to-power” facilities provide long-term construction opportunities.  The low long-term natural gas prices and the increased emission regulations of the Environmental Protection Agency may result in the construction of gas-fired power plants as an alternative to coal-fired plants.  We believe that our gas-fired plant experience and industry knowledge will provide opportunities for us.

The continuing long-term low cost of natural gas is leading to industrial opportunities as chemical plants that use natural gas as a feedstock initiate new projects or expand current facilities.  Construction for many of these projects is expected in the Louisiana and Texas Gulf coast region which requires significant site preparation work as part of the project.  Both our East and Energy segments provide services to many of the companies planning facility additions.

The low price and abundance of natural gas may also lead to the development and construction of liquid natural gas (LNG) export facilities since natural gas prices in many international markets are greater than those in the United States.  Future export LNG facilities could also provide opportunity for construction of additional pipelines.  In addition, the development of small LNG facilities could provide opportunity for both our East and Energy segments.

Our highway construction services continue to operate in a challenging market in the near-term.  Declining tax revenues, budget deficits, financing constraints and competing priorities have resulted in cutbacks in new infrastructure projects in the public sector.  Some funding sources that have been specifically earmarked for infrastructure spending, such as diesel and gasoline taxes, have generated less revenue for government agencies as actual consumption is reduced.  Offsetting these financial challenges is the need for continuing improvements and additions in highway infrastructure and the perception of federal and state funding of transportation projects as an investment in infrastructure.  Our highway construction operation is focused on the states of Louisiana, Texas and Mississippi.  Of these states, Texas continues to increase its highway construction budget while the other two states have cut back in the current environment.

Over the past few years, several areas of the United States have suffered significant drought-like conditions.  In these areas, state and municipal officials are considering using alternative sources for potable water, including using water pipelines to transport water from distant aquifers or building complex water treatment facilities to treat non-potable water.  In some areas such as West Texas, state agencies are contemplating significant investment to improve the quantity of water.  These investments may provide an opportunity for our East segment services.

Strategy

Our strategy continues to emphasize the following key elements:

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

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Enterprise Liquids Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Sempra Energy, Williams, NRG, Chevron, Calpine, and Kinder Morgan.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2014	2013	2012
Texas DOT	8.8%	7.2%	5.8%
Petrochemical producer	7.9%	*	*
Private Gas and electric utility	7.0%	5.4%	*
Public gas and electric utility	6.9%	7.9%	14.6%
Pipeline operator	5.8%	*	*
Gas utility	*	7.4%	5.6%
Private gas and electric utility	*	*	6.9%
Gas utility	*	7.7%	*
Louisiana DOT	*	*	11.1%
Totals	36.4%	35.6%	44.0%

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

For the years ended December 31, 2014, 2013 and 2012, approximately 53.6%, 50.0% and 55.9%, respectively, of total revenues were generated from the top ten customers of the Company in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2014:

Segment	Project	Location	Approximate Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2014
			(Millions)		(Millions)
West	89 mile 36” crude oil pipeline	Rosenburg, TX	$133	09/2015	$132
West	71 MW Power plant project	Pasadena, CA	$55	05/2016	$48
East	IH 35 from S.363 to N.363	Temple, TX	$250	06/2017	$217
East	IH 35 Salado to Belton	Salado, TX	$127	10/2015	$88
Energy	Industrial facility	Lake Charles, LA	$165	12/2016	$165
Energy	100,000 GPD LNG plant	Miami, FL	$27	9/2015	$25

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

We compete with different companies in different end markets.  Large competitors in our underground markets include Quanta Services, Inc., MasTec Inc. and Willbros Group; competitors in our industrial end markets include Kiewit Corporation; and competitors in our highway services include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company. In each market we also compete with local, private companies.

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

Geographic Areas — Financial Information

The majority of the Company’s revenues are derived from customers in the United States and approximately 1% is generated from sources outside the United States.  Assets located outside the United States also represent approximately 1% of total assets of the Company.  Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our Energy segment’s office in Calgary, Canada, but relates to specific projects in other countries, especially in the Far East and Australia.

Risks Attendant to Foreign Operations

In 2014 approximately 1.0% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

The potential physical impact of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

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

As of December 31, 2014, we employed approximately 1,267 salaried employees and approximately 5,490 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2014, the aggregate number of employees ranged from approximately 6,500 to 8,700.

The following is a summary of employees by function and geography as of December 31, 2014:

	CA	LA	TX	CO	FL	MN	Other US	Canada	Total
Salaried	309	208	435	83	39	68	95	30	1,267
Hourly	1183	1,320	1,381	415	163	247	781	0	5,490
Total	1,492	1,528	1,816	498	202	315	876	30	6,757

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

Demand for our services may decrease during economic recessions or volatile economic cycles, and the reduction in demand in end markets may adversely affect our business.

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

Traditionally, the construction industry has lagged recoveries in the general economy. While economic conditions have improved in general, economic, regulatory and market conditions affecting some of our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

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

The demand for our pipeline construction services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the current and expectations of future prices of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.  Since the middle of 2014, there has been a significant decrease in oil prices caused partially by a significant increase in the supply of natural gas due to the development of North American shale formations.  If the lower price results in a decrease in activity in the discovery or development of oil and gas reserves, customers could reduce their capital spending on underground projects which could result in a reduction of demand for our services which could adversely affect our overall financial position, results of operations and cash flow.

Specific government decisions could affect demand for our construction services.  For example, a limitation on the use of “fracking” technology, or creation of significant regulatory issues for the construction of underground pipelines, could significantly affect the revenues and profitability of our operations.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2014, 2013 and 2012 was approximately 64%, 66%, and 69%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earning if the significant projects have not been replaced in the current period.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 53% of our revenue in 2014, 50% of our revenue in 2013 and 56% of our revenue in 2012. However, the customers included in our top ten customer list generally varies from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller MSA contracts.  For the large construction projects, the completion of the project does not represent the loss of a customer.

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

During 2014, 2013 and 2012, revenue attributable to our services outside of the United States was 1.0%, 0.8% and 0.7% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiary, OnQuest Canada, ULC, actual construction operations have occurred in the several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

•                  Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;

•                  Political and economic instability;

•                  Changes in United States and other national government trade policies affecting the market for our services;

•                  Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;

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

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2014, 2013 and 2012 was 23%, 48% and 51%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2014, 2013 and 2012 was 32%, 39% and 30%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

We may be unable to win some new contracts if we cannot provide clients with letters of credit.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $250,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible/self-insured retention. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans.  Our primary health insurance plan is subject to a deductible of $250,000 per individual claim per year.

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

As of December 31, 2014, approximately 34% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 82 collective bargaining agreements to which we are a party, forty five expire during 2015 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our financial condition, results of operations and cash flows.

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of our executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense, and we may not be able to retain our personnel. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions.  An inability to find a suitable replacement for any departing executive or senior officer on a timely basis could adversely affect our ability to operate and grow our business.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs for which we may not be reimbursed by our customers.  The employee insurance requirements are expected to impact our expenses beginning in 2015 as our insurance costs could increase by $2 million to $6 million annually.  While we anticipate increases in our customer billing rates to reflect the increased expense, there can be no guarantee that we will be able to pass these costs to our customers or that our competition will increase their bids to reflect the increased healthcare costs.  For our multi-year highway projects, we may not be able to anticipate further increases in healthcare costs associated with the healthcare reform legislation.

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

In May 2014, the Financial Accounting Standards Board finalized revised standards for revenue recognition which become effective for the Company beginning in 2017.  The FASB has also announced they expect to finalize standards regarding the accounting for leases.  These changes and other future changes could result in changes in the way we report our financial results.  For example, if the lease accounting standard changes the accounting for operating leases, we may need to negotiate changes to our credit agreements to meet certain financial covenants.  If we were unable to successfully negotiate these changes, we could negatively impact our ability to maintain or obtain future credit for growth opportunities.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and intangible assets of the business we acquire. At December 31, 2014, our balance sheet included a goodwill amount of $119 million and intangible assets of $40 million resulting from acquisitions made since 2008.  Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

In addition, we may enter into various types of investment arrangements, such as an equity interest we hold in a business entity.  Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions.  Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below its carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized. Any future impairments, including impairments of goodwill, intangible assets or investments, could have a material adverse effect on our results of operations.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2014, our internal control over financial reporting was effective using the internal control standards issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission:  Internal control—Integrated Framework (1992).  In 2013, an updated set of internal control standards, COSO 2013, was published.  We intend to adopt the COSO 2013 framework in assessing our internal control over financial reporting in 2015; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Starting in the fourth quarter of 2014 and continuing through the date of this Annual Report on Form 10-K, the Company’s management, outside counsel and the Audit Committee of the Board of Directors spent considerable time and resources reviewing and analyzing various issues relating to the methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing projects.  The internal review is not yet completed and we cannot estimate when such review will be completed.  However, as outlined in Item 9A of this Annual Report on Form 10-K, our CEO and CFO concluded that our internal control over financial reporting is effective as of December 31, 2014.  During the fourth quarter of 2014, we made process and procedural changes that we believe enhance our controls over revenue recognition, and these enhanced controls were in place at December 31, 2014.   We anticipate continuing enhancement of our controls, especially as we begin to integrate our financial and operations information systems onto a common platform.

As our internal review is ongoing, we cannot predict the final outcome of the review. Until our review efforts are completed, the Company’s management, outside counsel and the Audit Committee of the Board of Directors will continue to devote considerable time and resources.  A government entity or other third party could bring an action and seek interest, injunctions, fines, civil and criminal penalties, or other remedies, or assert other claims or litigation against the Company with respect to any issues that might arise in connection with the review. We also may not be able to effectively improve and expand our financial infrastructure, and internal operating and administrative systems and controls, or do so on a timely basis. Findings from the our review could result in a loss of investor confidence and decrease in the market value of our common stock, the reduced ability to obtain financing and the loss of customers.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders.  Our Articles of Incorporation permit us to issue up to 90 million shares of common stock of which 51.56 million were outstanding at December 31, 2014.  While NASDAQ rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

Our Chairman, Chief Executive Officer and President is a significant stockholder, which may make it possible for him to have significant influence over the outcome of matters submitted to our stockholders for approval and his interests may differ from the interests of other stockholders.

As of December 31, 2014 our Chairman, Chief Executive Officer and President beneficially owned approximately 23% of the outstanding shares of our common stock. He may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East and Energy segments of our business have regional offices located in Baton Rouge, Louisiana, in Houston, Conroe, Fort Worth and Pasadena, Texas, Suwanee, Georgia and in Sarasota and Fort Lauderdale, Florida.  The Energy segment also has business offices located in San Dimas, California and in Calgary, Canada. The West segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon, Toledo, Washington, Montrose, Pennsylvania and Little Canada, Minnesota.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2023.  The aggregate lease payments made for our facilities in 2014 were approximately $6.0 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

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

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2014, 2013 and 2012, we spent approximately $88.0 million, $85.8 million and $40.3 million, respectively, in cash for property and equipment. Additionally, we acquired property and equipment through the use of capital leases of approximately $0.0 million in 2014, $2.6 million in 2013 and $2.9 million in 2012.  We estimate that our capital equipment includes the following:

•                  Heavy construction and specialized equipment—1,415 units; and

•                  Transportation equipment—2,870 units.

We believe the ownership of equipment is generally preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower overall equipment costs. We attempt to obtain projects that will keep our equipment fully utilized in order to increase profit. All equipment is subject to scheduled maintenance to insure reliability. Maintenance facilities exist at most of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible to supplement equipment income.

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2014 and 2013:

	2014	2013	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$40,604	$36,883	30 years
Leasehold improvements	11,267	7,958	Lease life
Office equipment	3,651	3,171	3 - 5 years
Construction equipment	308,915	247,997	3 - 7 years
Transportation equipment	83,845	67,550	3 - 18 years
	448,282	363,559
Less: accumulated depreciation and amortization	(176,851)	(137,047)
Net property, plant and equipment	$271,431	$226,512

ITEM 3.                        LEGAL PROCEEDINGS

Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). In the Lawsuit, the North Texas Tollway Authority (“NTTA”) alleged damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claimed that the cost to repair the retaining wall was approximately $5,400.  The NTTA also alleged that six other walls constructed on the project by JCG had the same potential exposure to failure.  For the past 18 months, the Company participated in Court-ordered mediation, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.  During the years ended December 31, 2014, 2013, and 2012, the Company recorded liability amounts of $3,000, $4,500 and $1,500, respectively.  The amounts recorded were the approximate amounts that the Company allocated for negotiation purposes in the mediation process.

At December 31, 2014, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $33.8 million, and for the other project, the Company has recorded a receivable of $29.3 million.  At December 31, 2014, the Company has not recorded revenues in excess of cost for these two projects.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

We had outstanding 51,561,396 shares of common stock and 364 stockholders of record as of December 31, 2014. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2014 and 2013.

	Market price per Share
	High	Low
Year ended December 31, 2014
First quarter	$33.35	$29.26
Second quarter	$30.88	$26.39
Third quarter	$29.80	$23.88
Fourth quarter	$28.72	$19.99

Year ended December 31, 2013
First quarter	$22.25	$15.64
Second quarter	$23.12	$19.12
Third quarter	$25.71	$19.79
Fourth quarter	$31.13	$23.50

Dividends

The following table shows cash dividends to our common stockholders declared by the Company during the three years ended December 31, 2014:

Declaration Date	Payable Date	Record Date	Type
February 24, 2012	April 16, 2012	March 30, 2012	$0.030 per share
May 4, 2012	July 16, 2012	June 29, 2012	$0.030 per share
August 3, 2012	October 15, 2012	October 1, 2012	$0.030 per share
November 1, 2012	December 26, 2012	December 18, 2012	$0.030 per share

March 5, 2013	April 15, 2013	March 29, 2013	$0.030 per share
May 3, 2013	July 15, 2013	June 28, 2013	$0.035 per share
August 2, 2013	October 15, 2013	September 30, 2013	$0.035 per share
October 30, 2013	January 15, 2014	December 31, 2013	$0.035 per share

February 26, 2014	April 15, 2014	March 31, 2014	$0.035 per share
May 2, 2014	July 15, 2014	June 30, 2014	$0.035 per share
August 5, 2014	October 15, 2014	September 30, 2014	$0.040 per share
November 4, 2014	January 15, 2015	December 31, 2014	$0.040 per share

In addition, on February 24, 2015, the Board of Directors declared a $0.04 per common share dividend with a payable date of April 15, 2015 and a record date of March 31, 2015. The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“2013 Equity Plan”), as approved by the shareholders and adopted by the Company on May 3, 2013.

In March 2014, our employees purchased 77,455 shares of stock as part of a management incentive compensation program.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 6,375 shares of common stock in March 2014 and 6,172 shares in August 2014.  The issuance of the employee shares and the director shares were under the terms of the 2013 Equity Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	148,512	0	2,278,651
Equity compensation plans not approved by security holders	0	0	0
Total	148,512	0	2,278,651

These securities represent shares of common stock available for issuance under our 2013 Equity Plan.  The 2013 Equity Plan is discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2014 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, may acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the period from February 2014 through September 2014, the Company purchased and cancelled 100,000 shares of stock for $2.8 million at an average cost of $28.44 per share.  This share repurchase program expired on December 31, 2014.

In May 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company could, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $20 million. During the period from May 2012 through June 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share. This share repurchase program expired on December 31, 2012.

Sales of Unregistered Securities during 2012 through 2013

The Company issued 62,052 unregistered shares of our common stock as part of the consideration for the March 2012 acquisition of Sprint and 29,273 unregistered shares were issued in February 2013 as part of the consideration for the acquisition of Q3C.

As part of the attainment of contingent consideration targets for the November 2010 acquisition of Rockford, the Company issued 494,095 shares of unregistered common stock to the sellers in the first quarter 2011 and 232,637 unregistered shares in April 2012.

All securities listed on the following table are issued unregistered shares of our common stock. At December 31, 2014, there was no remaining obligation to issue shares of common stock under contingent consideration arrangements. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration. For all issuances, we believe the shares were issued to “accredited investors” as defined in Rule 501 of the Securities Act.  All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

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

The following graph compares the cumulative total return to holders of the Company’s common stock during the five-year period from December 31, 2009, and in each quarter up to December 31, 2014. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of December 31, 2009.  All dividends were reinvested in additional shares of common stock, although the comparable companies did not pay dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2009 THROUGH DECEMBER 31, 2014

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions except share and per share data)
Statement of Operations Data:
Revenues	$2,086	$1,944	$1,542	$1,460	$942
Cost of revenues	1,850	1,688	1,349	1,275	819
Gross profit	236	256	193	185	123
Selling, general and administrative expense	132	131	96	86	65
Operating income	104	125	97	99	58
Other income (expense)	(2)	(5)	(4)	(2)	(2)
Income before provision for income taxes	102	120	93	97	56
Income tax provision	(38)	(45)	(34)	(38)	(22)
Net Income	$64	$75	$59	$59	$34

Less net income attributable to noncontrolling interests	(1)	(5)	(2)	—	—
Net income attributable to Primoris	$63	$70	$57	$59	$34

Dividends per common share	$0.15	$0.135	$0.12	$0.11	$0.10

Earnings per share attributable to Primoris:
Basic	$1.22	$1.35	$1.10	$1.15	$0.79
Diluted	$1.22	$1.35	$1.10	$1.14	$0.72

Weighted average common shares outstanding (in thousands):
Basic	51,607	51,540	51,391	50,707	42,694
Diluted	51,747	51,610	51,406	51,153	46,878

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$139	$196	$158	$120	$115
Short term investments	$31	$19	$3	$23	$26
Accounts receivable, net	$337	$305	$268	$187	$208
Total assets	$1,111	$1,051	$931	$728	$704
Total current liabilities	$419	$430	$421	$345	$382
Long-term debt/capital leases, net of current portion	$205	$193	$132	$67	$73
Stockholders’ equity	$454	$398	$333	$275	$208

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

Generally, we recognize revenues and profitability on our contracts depending on the type of contract.  For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price and cost-plus contracts, we recognize revenue as units are completed or services are performed.  The “Critical Accounting Policies and Estimates” section below provides additional information on our contracts and revenue recognition practices.

For a number of years and through the end of the second quarter 2014, we segregated our business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, we reorganized our business segments to match the change in the Company’s internal organization and management structure.  The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area (the “Energy segment”) and a continuing geographic view for the West and East segments. The chief operating officer regularly reviews our operating performance based on these revised segments.  The operating segments include:  The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation.  The following is a brief description of each of our reportable segments and business activities.

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

The following table lists the Company’s primary operating subsidiaries and their current and prior operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc., including Stellaris, LLC (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

In 2012, PES purchased Sprint Pipeline Services, L.P. which has operated using the Sprint name as a DBA from the acquisition through February 2015.  In accordance with the purchase agreement, the name of the former Sprint operating entity was changed to “Primoris Pipeline Services” (“PPS”) in March 2015.  In this Annual Report on Form 10-K references to PPS are references to the Sprint operating entity.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. Effective January 1, 2014, Saxon and FSSI were merged into PES along with the Industrial division of JCG.   Throughout this Annual Report on Form 10-K, references to PPS, FSSI, Saxon and James Industrial are to the divisions of PES for 2014, while the references for the years prior to 2014 are to the entities or divisions.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements.  The project has been completed and the project warranty will expire in May 2015 at which time the Company anticipates terminating Blythe.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP.  When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a west Texas municipal entity.  For 2014, all intercompany revenue and profit of the project have been eliminated, and at December 31, 2014, a total of $12.9 million has been capitalized as property, plant and equipment.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which on June 5, 2014,  purchased the assets of Vadnais Corporation for $6.4 million. Vadnais Corporation was a general contractor specializing in micro-tunneling. The assets purchased were primarily equipment, buildings and land.   The purchase included a contingent earnout on meeting certain operating targets.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million to acquire the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc.  Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber and Ram-Fab purchases provided for a contingent earnout amounts as discussed in “Note 4—Business Combinations”

For some end markets we perform the same services in each of the West, East and Energy segments, while for other end markets, such as poured-in-place parking structures or turn-around services, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues over three years derived from our major end-markets, with prior periods conformed to the current year market breakdown:

	Twelve Months Ended December 2014	Twelve Months Ended December 2013	Twelve Months Ended December 2012

Underground capital projects	17%	23%	14%
Utility services	28%	29%	27%
Industrial	27%	22%	22%
Heavy Civil	22%	20%	29%
Engineering	3%	2%	2%
Other	3%	4%	6%
Total	100%	100%	100%

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the strength of the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services.  The recent significant reduction in the price of oil has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  When the current oversupply eases and with the continuing global demand increases for oil, oil prices would expect to recover from the current levels.  We believe that while the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, the need for pipeline infrastructure for mid-stream companies will result in a continuing need for our services over time.  The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources.  We believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

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

The variability resulting from the combination of seasonality and awards of large projects were demonstrated in the fourth quarter of 2014 when revenues were less than that of the second and third quarters, primarily reflecting the completion of a large power plant project in 2013.

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

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of our revenue has been generated under fixed-price contracts. For fixed-price contracts, we recognize revenues primarily using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated revenues, estimated contract values and total costs incurred to date are used to calculate revenues earned.  Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

We consider unapproved change orders to be contract variations for which we have customer approval for a change in scope but for which we do not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. We recognize revenue equal to costs incurred on unapproved change orders when realization of change order approval is probable.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

We consider claims to be amounts that we seek, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined. Revenue in excess of contract costs incurred on claims are recognized when the amounts have been agreed upon with the customer.  Revenue in excess of contract costs from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

Other contract forms — We also use unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized primarily based on contractual terms.  For example, time and material contract revenues are generally recognized on an input basis, based on labor hours incurred and on purchases made.  Similarly, unit price contracts generally recognize revenue on an output based measurement such as the completion of specific units at a specified unit price.

At any time during a fixed-price contract if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time. The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet. As the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.  The provision for estimated losses on uncompleted contracts was $2.4 million and $1.4 million at December 31, 2014 and 2013, respectively.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified.

In all forms of contracts, we estimate collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as revenue, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.  For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount.  Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work.  In these situations, we may choose to defer recognition of revenue up to the time that the client pays for the services.  In some instances we may be sufficiently concerned about the collectability of contract amounts that we may choose to recognize revenue only to the extent of cost that is with no margin, until we believe that we have resolved the collectability matter.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables, which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

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

To date, goodwill has arisen from acquisitions and is recorded at our reporting units as follows (in millions):

Reporting Unit	Segment	December 31, 2014
Rockford	West	$32.1
Q3C	West	13.2
JCG (includes Heavy Civil and Infrastructure and Maintenance divisions)	East	42.9
Cardinal Contractors, Inc.	East	0.4
PES (includes JCG Industrial, PPS, FSSI, Saxon & Surber divisions)	Energy	28.4
OnQuest Canada, ULC	Energy	2.4
Total Goodwill		$119.4

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

Disruptions to our business, such as end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units and the divestiture of a significant component of a reporting unit, may result in our having to perform a goodwill impairment first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in any periods in the future.

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

We self-insure worker’s compensation claims up to $0.25 million per claim.  We maintained a self-insurance reserve totaling approximately $22.3 million at December 31, 2014 and approximately $20.6 million at December 31, 2013. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Income taxes—We account for income taxes under the asset and liability method as set forth in ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as an increase or decrease in net income in the period that includes the enactment date.

Deferred income tax assets may be reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the value of the deferred tax assets would be increased and the valuation allowance would be reduced, thereby increasing net income in the period when that determination was made.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption that the tax authority has full knowledge of all relevant facts regarding the position.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.

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

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements. These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. To the extent that any plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, requires that if the Company were to withdraw from an agreement or if a plan is terminated, we may incur a withdrawal obligation. Since the withdrawal liability is based on estimates of our proportional share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, the potential withdrawal obligation may be significant.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan for which we have recorded a liability of $7.5 million which represents our best estimate of the liability at the time it was recorded.  Any changes in the estimated withdrawal liability could materially affect our results of operations, cash flow and financial position in the period such a change occurs.  See Note 14 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.  The Company has no plans to withdraw from any other agreements.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

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

Results of Operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue

Revenues	$2,086.2	100.0%	$1,944.2	100.0%	$1,541.7	100.0%
Gross profit	236.0	11.3%	256.0	13.2%	192.7	12.5%
Selling, general and administrative expense	132.2	6.3%	130.8	6.8%	96.4	6.3%
Operating income	103.8	5.0%	125.2	6.4%	96.3	6.2%
Other income (expense)	(1.5)	(0.1)%	(5.6)	(0.2)%	(4.2)	(0.3)%
Income before income taxes	102.3	4.9%	119.6	6.2%	92.1	6.0%
Provision for income taxes	(38.6)	(1.9)%	(44.9)	(2.3)%	(33.8)	(2.2)%
Net income	63.7	3.0%	74.7	3.9%	58.3	3.8%
Net income attributable to noncontrolling interests	(0.5)	(0.0)%	(5.0)	(0.3)%	(1.5)	(0.1)
Net income to Primoris	$63.2	3.0%	$69.7	3.6%	$56.8	3.7%

Consolidated Results

Revenues

2014 and 2013

Revenue in 2014 grew to $2.1 billion, an increase of $142.0 million, or 7.3% from the prior year. The increase in revenue at the energy segment of $269.8 million, and at the East segment of $59.5 million, was partially offset by a decline in the West segment of $187.3 million. In 2014, the West segment represented 46.2% of total revenue, the Energy segment represented 30.3%, and the East segment was 23.5% of total revenue.  Revenue from acquisitions made in 2014 and 2013 added $18.9 million to revenue.

2013 and 2012

Revenue increased by $402.5 million, or 26.1%, in 2013 compared to 2012 as a result of both acquisitive and organic growth.  Revenues from acquisitions made in 2012 were $344.8 million, an increase of $152.4 million, or 79.2%, from the $192.4 million in 2012.  Organically, revenues at the West segment increased by $163.2 million, or 19.6%, revenues at the East segment decreased by $39.5 million, or 8.4%, and revenues increased at the Energy segment by $46.6 million, or 33.6%, all compared to 2012.  In 2013, the West segment represented 59.2% of total revenues, the East segment represented 22.1% of total revenues and the Energy segment represented 18.7% of total revenues.  In 2012, the West segment represented 54.0% of total revenues, the East segment represented 30.5% of total revenues and the Energy segment represented 15.5% of total revenues.

Gross Profit

2014 and 2013

Gross profit for 2014 decreased by $20.0 million, or 7.8%, from 2013.  As discussed in the segment results below, the decrease in gross profit was $47.3 million in the West segment.  Gross profit for the Energy segment increased by $25.9 million and increased by $1.4 million for the East segment.  Gross profit from acquisitions made in 2014 and 2013 added $3.0 million to 2014 gross profit.  The large decrease in both revenue and gross profit in the West segment resulted in a decrease of gross profit as a percentage of revenue from 13.2%  to 11.3%.

Gross profit as a percentage of revenues decreased from 13.2% in 2013 to 11.3% in 2014.

2013 and 2012

Gross profit increased by $63.3 million, or 32.9%, in 2013 compared with 2012.  Of this increase, gross profit from 2012 acquisitions contributed $30.1 million or 15.6%, and organic growth accounted for $33.2 million or 17.3%.  Gross profit at the West segment increased by $71.4 million or 60.0% with Q3C contributing $29.4 million of this increase. The balance of $42.0 million was due to organic growth, including the impact of the close-out of a major power plant project. Gross profit at the East segment decreased by $14.7 million, or 36.6%, whereas profit at the Energy segment increased by $6.6 million, or 19.9%, all compared to 2012.  In 2013, the West segment gross profit represented 74.5% of total gross profit, the Energy segment gross profit represented 15.5% of the gross profit, and the East segment represented 10.0% of gross profit.  In 2012, the West segment gross profit represented 61.9% of total gross profit, the East segment gross profit represented 20.9% of the gross profit, and the Energy segment represented 17.2% of gross profit.

Gross profit as a percentage of revenues increased from 12.5% in 2012 to 13.2% in 2013.

Selling, general and administrative expenses

2014 and 2013

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and benefits to management, administrative salaries and benefits, marketing and communications, professional fees, office rent and utilities and acquisition costs.  SG&A expenses were $132.2 million in 2014 compared to $130.8 million in 2013.  The prior year included one-time expenses of $8.2 million, as described in the following paragraph.  Excluding the one-time expenses, SG&A in 2014 increased $9.6 million, or 7.8%, which included an increase of $1.4 million as a result of the 2014 acquisitions of Vadnais, Surber and Ram-Fab.  Remaining increases were due to increases in compensation and benefits, marketing and communications expenses and professional fees.

2013 and 2012

SG&A expenses consist primarily of compensation and benefits marketing and communications, professional fees, office rent and utilities and acquisition costs.  SG&A expenses increased $34.4 million, or 35.6%, for 2013 compared to 2012.  The primary reasons for the change are as follows:

•                  $15.9 million as a result of the March 11, 2013 acquisition of FSSI and the full year impact of acquisitions made in 2012.

•                  $8.2 million increase in 2013 from the following one-time items:

•                  $1.7 million for the impairment of an intangible asset and expensing of a prepaid asset at FSSI;

•                  $4.0 million from an other than temporary impairment of WesPac and Alvah’s basis differences; and

•                  $2.5 million impact of a favorable settlement of litigation in 2012.

•                  $10.3 million from an increase in compensation and compensation related expenses.

SG&A as a percentage of revenue

SG&A expenses as a percentage of revenue decreased to 6.3% for 2014, from 6.8% for 2013 and 6.3% for 2012.  Excluding the prior year 2013 one-time charges of $8.2 million, the 2013 percentage would have been 6.3% of revenues.  With this adjustment, SG&A expenses as a percentage of revenues over the last three years would be unchanged at 6.3%.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(Millions)	(Millions)	(Millions)
Other income (expense)
Income (loss) from non-consolidated investments	$5.3	$(4.8)	$0.2
Foreign exchange gain (loss)	0.3	0.2	(0.1)
Other income (expense)	(0.8)	4.8	(0.9)
Interest income	0.1	0.1	0.2
Interest expense	(6.4)	(5.9)	(3.6)
Total other income (expense)	$(1.5)	$(5.6)	$(4.2)

For 2014, income from non-consolidated joint ventures was due primarily to the sale of our interest of the WesPac-energy non-consolidated joint venture.

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

The foreign exchange gain for 2014 and 2013 and the loss for 2012 reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar. Our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

The 2014 net other expense of $0.8 million was due to adjustments to the fair value of the contingent consideration liabilities related to the acquisitions of Q3C, Surber and Vadnais.

Net other income for 2013 was $4.8 million.  The major components include $6.5 million as reductions in the liability for contingent consideration since the PPS, Saxon and FSSI acquisitions did not meet the performance targets outlined in their purchase agreements.  The income was partially offset by increases of $2.5 million in the fair value of the liabilities for contingent consideration recorded throughout 2013 for acquisitions, including Q3C.

In 2012, net other expense was $0.9 million which consisted of (a) the increase in the estimated fair value of the contingent earn-out liabilities for the Rockford, PPS, Saxon and Q3C acquisitions, and (b) income of $0.6 million for final settlement in December 2012 of a previously discontinued operation in Ecuador.

Interest income is derived from interest earned on excess cash invested primarily in certificate of deposits (“CD’s”) and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) and in short term U.S. Treasury bills with various financial institutions that are backed by the federal government. These relatively risk-free investments provide minimal income.

The main reasons for the increase in interest expenses for 2014 of $0.5 million, compared to 2013, is an increase in our equipment debt financing, and a full year of interest on the $25 million long-term note drawn-down in July 2013.

Interest expense in 2013 increased by $2.3 million, due to higher borrowing levels, including the $50 million long-term note executed at the end of 2012, and the $25 million long-term note drawn-down in July 2013, coupled with an increase in our equipment debt financing.

The weighted average interest rate on total debt outstanding at December 31, 2014, 2013 and 2012 was 3.0%, 3.3% and 2.7%, respectively.

Provision for income taxes

Our provision for income tax decreased $6.3 million to $38.6 million for 2014 compared to 2013 as a result of decreased pretax profits between the years and a decrease in our effective tax rate.  The effective tax rate on income before provision for income taxes and noncontrolling interests was 37.77% and 37.54% for the years 2014 and 2013, respectively.  The effective tax rate excluding income attributable to noncontrolling interests was 37.96% for the year 2014 and 39.19% for 2013.  The two primary reasons for the decrease were a reduction in the state effective tax rate and the benefit recognized at the conclusion of the IRS examination.

Our provision for income tax increased $11.1 million to $44.9 million for 2013 compared to 2012 as a result of increased pretax profits between the years and an increase in our effective tax rate.  The effective tax rate on income before provision for income taxes and noncontrolling interests for the year 2013 was 37.54%.  The effective tax rate excluding income attributable to noncontrolling interests was 39.19%.

Segment Results

As discussed in the Introduction of this Item 7, we realigned our segment reporting in the third quarter of 2014, and we have adjusted all historical numbers below to reflect this realignment.  The following discussion describes the significant factors contributing to the results of our three operating segments.  All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

West Segment

Revenue and gross profit for the West segment for the years ending December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
West Construction Services
Revenue	$964.1		$1,151.4		$832.8
Gross profit	$143.5	14.9%	$190.7	16.6%	$119.3	14.3%

2014 and 2013

West segment revenue in 2014 decreased by $187.3 million, or 16.3%, compared to 2013.  Revenue declined at Rockford by $175.6 million primarily as a result of the completion of several large projects in 2013 and a $102 million decrease for a customer in the Marcellus shale region.   Revenue decreased by $41.8 million at the ARB Underground division primarily due to reduced revenue of $23.2 million from traditional MSA customers, a decline of $40.1 million for one-time projects completed in 2013 partially offset by an increase in pipeline integrity work for a large gas utility customer.  ARB Industrial division revenues declined by $21.8 million as a result of an $84.3 million decrease from the substantial completion of a major power plant project in 2013.  The decrease was partially offset by an increase of $53.2 million for construction of a solar plant project in the Mojave Desert in 2014.  Finally, revenue at Q3C increased $62.2 million compared to 2013 due primarily to increase in work for a large utility located in the north central United States.

Gross profit for the West segment decreased by $47.3 million or 24.8%.  The primary reason for the decrease was a reduction of gross profit at ARB of $54.3 million.  The declines were due to a combination of the close out of a major power plant project, the substantial completion of the Blythe joint venture project, the mix of MSA jobs at ARB Underground and the decline in revenue including $4.4 million less equipment cost absorption by the jobs as a result of the lower activity levels in 2014 compared to 2013.  Gross profit at Rockford decreased by $5.1 million while gross profit at Q3C increased by $13.5 million, with the revenue at the operating units serving as the primary driver of gross profit changes.

Gross profit as a percentage of revenues decreased to 14.9% in 2014 compared to 16.6% in 2013. The percentage in 2013 was higher than our historical percentages, which have ranged from 13% to 16% of revenue as a result of the substantial completion in 2013 of a power plant project by the ARB Industrial division.  In addition, ARB Industrial recorded revenue of $29.5 million in 2013 and revenue of $82.6 million in 2014 for construction services at a large solar project in the Mojave Desert.  Because of uncertainty as to collectability at the end of the cost-reimbursable project, we recorded revenues equal to cost for this project.  Excluding the revenue and cost of this project, gross profit as a percentage of revenues would have been 16.3% for 2014 compared to 17.0% for 2013.

2013 and 2012

West segment revenue increased by $318.6 million, or 38.3%, for 2013 compared to 2012 primarily from increases of $207.4 million at Rockford and $155.4 million at Q3C, which was acquired in November 2012.  Revenue at the ARB Underground division decreased by $44.9 million primarily from decreases at its two largest California utility customers of $57.3 million and $23.5 million, respectively.  For the year, revenues in the West from West’s largest customer decreased from $224.8 million to $156.3 million.  The decline was partially due to completion of one large program without the start of a new program.

Gross profit for the West segment increased by $71.4 million, or 59.9%, compared to 2012.  The primary driver of the gross profit increase was the successful substantial completion of a major power plant project in Southern California on time which allowed us to recognize profitability related to potential liquidated damages.  The contribution of this project and of the Blythe joint venture project increased our West Industrial gross profit by $41.4 million.  Q3C full year operations increased gross profit by $29.4 million, and in spite of the impact of very unusual and negative weather conditions, Rockford added $1.1 million.  The revenue reduction at the ARB Underground division reduced gross profit by $0.6 million.

Gross profit as a percent of revenues increased to 16.6% in 2013 compared to 14.3% in 2012 primarily from the substantial completion of the power plant project by the ARB Industrial division.  The 2013 percentage was higher than historical percentages.

East Segment

Revenue and gross profit for the East segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
East Construction Services
Revenue	$489.9		$430.4		$470.0
Gross profit	$25.7	5.3%	$24.3	5.6%	$40.2	8.6%

2014 and 2013

Revenue for the East segment increased by $59.5 million, or 13.8% from 2013.  Of the increase, $66.1 million was at JCG’s heavy civil and infrastructure and maintenance divisions due primarily to increases of $42.8 million in Texas DOT revenue and an increase of $40.2 million in Mississippi DOT revenue.  The increases were partially offset by a reduction of $19.1 million in Louisiana DOT revenue.  Additionally, Cardinal Construction revenue decreased by $8.9 million, reflecting decreased work in the wastewater facility market in Florida.

Gross profit for the East segment increased by $1.4 million, or 5.9%, compared to 2013.  The increased percentage was lower than the revenue growth primarily as a result of reduced gross profit of $1.9 million for JCG heavy civil projects offset by increases of $1.8 million at JCG’s infrastructure and maintenance divisions and $0.6 million for Cardinal Construction projects.  Heavy civil experienced a $7.9 million decrease in gross profit due to both the impact of the lower Louisiana DOT revenues and reduced gross profit on Texas DOT work.  This decrease was partially offset by gross profit increases of $5.6 million in other heavy civil work, primarily on Mississippi DOT projects.

Gross profit as a percentage of revenues decreased to 5.3 % in 2014 compared to 5.6% in 2013 primarily as a result of the lower gross profit Texas and Louisiana heavy civil projects.

2013 and 2012

Revenue for the East segment decreased by $39.5 million, or 8.4% from 2012.  Of the decrease, $54.8 million was at JCG’s heavy civil and infrastructure and maintenance divisions.  The primary reason for the decrease was a reduction of $106.2 million in Louisiana DOT revenue only partially replaced by an increase of $51.7 million in Texas DOT revenue.  While JCG had received the final notices to proceed for the I-35 projects near Belton, Texas, the Louisiana work continued to decrease into 2014.  Cardinal Construction revenues increased by $14.6 million reflecting improved opportunities in the wastewater facility market in the Texas area.

Gross profit for the East segment decreased by $15.9 million, or 39.5%, compared to 2012.  The gross profit at the JCG heavy civil division decreased by $17.1 million primarily reflecting the impact of the revenue decrease and increased weather related costs for LADOT projects.  This decrease was offset by an increase of $2.1 million at Cardinal Contractors as a result of their increased revenue.

Gross profit as a percentage of revenues decreased to 5.6% in 2013 compared to 8.6% in 2012 primarily as a result of the decreased profitability at the JCG heavy civil division.

Energy Segment

Revenue and gross profit for the Energy segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
Energy Segment
Revenue	$632.2		$362.4		$238.9
Gross profit	$66.8	10.6%	$40.9	11.3%	$33.2	13.9%

2014 and 2013

Revenue for the Energy segment increased by $269.8 million, or 74.5% from 2013.    The JIC Industrial division revenue increased by $129.0 million primarily from work activity at petrochemical facilities in south Louisiana.  PES’s PPS division revenue increased by $85.5 million as a result of increased revenues from capital projects.  PES’s Saxon division revenue increased by $17.1 million and OnQuest and OnQuest Canada revenue in 2014 increased by $21.5 million as a result of additional revenue from construction of a micro LNG facility in 2014.

Gross profit for the Energy segment increased by $25.9 million, or 63.1%, compared to 2013.    The JIC Industrial division gross profit increased $14.6 million primarily due to the division’s increased revenues.  PES’s PPS division gross profit increased $4.1 million due to increased revenues and the Saxon division gross profit increased $3.7 million as a result of increased revenues and improved profit margins compared to 2013.   OnQuest and OnQuest Canada profit margins in 2014 increased by $1.5 million due to increased revenues.

Gross profit as a percentage of revenues decreased to 10.6% in 2014 compared to 11.3% in 2013 primarily as a result of the reduced margins at PES’s PPS division.  Similar to ARB Industrial, PPS recorded revenues equal to cost for a large pipeline project for which we have concerns about collectability of the full contractual amount.  In 2013, PPS recorded revenue of $9.2 million and in 2014, PPS recorded revenue of $121.2 million for the project.  Excluding the revenue of this project, gross profit as a percentage of revenues would have been 13.0% for 2014 compared to 11.6% for 2013.

2013 and 2012

In 2012, we acquired Sprint and Saxon, and in 2013, we acquired FSSI, all of which are a part of the Energy segment.  Combined, these companies are referred to as “Acquired Companies” in the following discussion.

Revenue for the Energy segment increased by $123.4 million, or 51.7% from 2012.  Of the increase, the Acquired Companies added $76.8 million:  $40.5 million from Saxon and FSSI and $36.3 million from Sprint.  JCG’s Industrial Division revenue increased by $48.3 million primarily from work activity at petrochemical facilities in south Louisiana.  OnQuest and OnQuest Canada revenue in 2013 decreased by $1.6 million due primarily to the impact of completing a $16 million project in 2012.

Gross profit for the Energy segment increased by $7.8 million, or 23.4%, compared to 2012, primarily due to the gross profit increase of $6.5 million at JCG’s Industrial Division.  The gross profit contribution from the Acquired Companies was $0.5 million with project delays affecting Sprint’s ability to improve its margin from the prior year and project execution issues impacting Saxon.

Gross profit as a percentage of revenues decreased to 11.3% in 2013 compared to 13.9% in 2012 primarily as a result of the reduced margins at the Acquired Companies.

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

Our cash and cash equivalents totaled $170.5 million at December 31, 2014 compared to $214.8 million at December 31, 2013.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2014, capital expenditures were approximately $88 million.  For 2014, the amount of depreciation, amortization and equipment sales was approximately $64 million.  Included in the total investment amount was approximately $22 million for the building of the BWP treatment facility and a new facilities for JCG and PES.  Capital expenses are expected to total $75-$85 million for 2015 with one key item being the amount of investment needed for the $290+ million Sasol project in Lake Charles, LA.

Cash Flows

Cash flows during the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
	(Millions)	(Millions)	(Millions)
Change in cash
Net cash provided by operating activities	$36.1	$77.7	$98.4
Net cash used in investing activities	(102.6)	(97.1)	(95.0)
Net cash provided (used) in financing activities	9.9	57.9	33.9
Net change in cash	$(56.6)	$38.5	$37.3

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(Millions)	(Millions)	(Millions)
Operating Activities
Operating income	$103.8	$125.2	$96.3
Depreciation and amortization	58.4	49.9	35.6
Loss (gain) on sale of property and equipment	(1.9)	(1.4)	(2.8)
Stock-based compensation expense	0.9	0.3	—
Distributions received from non-consolidated entities	—	2.8	1.4
Other than temporary impairment expense for non-consolidated entities	—	4.0	—
Intangible asset impairment	—	0.8	—
Net deferred taxes	9.0	(12.6)	(0.9)
Changes in assets and liabilities	(88.7)	(45.6)	7.0
Foreign exchange gain (loss)	0.3	0.2	(0.1)
Interest income	0.1	0.1	0.2
Interest expense	(6.4)	(5.9)	(3.6)
Other income (expense)	(0.8)	4.8	(0.9)
Provision for income taxes	(38.6)	(44.9)	(33.8)
Net cash provided by operating activities	$36.1	$77.7	$98.4

Net cash provided by operating activities for 2014 of $36.1 million decreased by $41.7 million compared to 2013.  This was caused by the decrease in operating income of $21.4 million and due to the $88.7 million net changes in assets and liabilities.  This accounted for the $41.6 million reduction in cash from operations compared to 2013.   The components of the change in assets and liabilities for the twelve months ended December 31, 2014 are summarized as follows:

•                  a decrease of $4.8 million in customer retention deposits;

•                  an increase of $29.7 million in accounts receivable primarily as a result of the withholding of $34.1 million of receivable payment due from a PPS customer with whom we have a dispute (compared to a $7.5 million balance at the end of 2013) as discussed further in the section “Receivable Collection Actions” below.   At December 31, 2014, accounts receivable represented 30.4% of our total assets compared to 29.0% at the end of 2013.  We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  an increase of $11.5 million in costs and estimated earnings in excess of billings. Increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $1.2 million for ARB and $9.4 million for Rockford;

•                  an increase in inventory and other current assets of $25.7 million primarily as a result of an increase in current tax receivable and an increase in customer held inventory and prepaid expenses of $20.2 million;

•                  accounts payable increased nominally by $0.9 million, primarily impacted by the timing of vendor payments;

•                  a net decrease of $14.8 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings;

•                  a decrease of $4.1 million in contingent earn-out liabilities, primarily as a result of a payment of $5.0 million made in March 2014 offset by increases from acquisitions in 2014; and

•                  a net decrease of $7.4 million in accrued expenses, mainly due to a decrease in the corporate taxes payable.

During the twelve months of 2014, we paid $57.6 million for income taxes compared to $48.1 million in the same period of the previous year.  The Company expects that its tax overpayments will result in refunds of $4.5 million and the prepayment of $17.3 million for the 2015 tax year.

Investing activities

	2014	2013	2012
	(Millions)	(Millions)	(Millions)
Capital expenditures — cash	$88.0	$87.1	$37.4
Capital expenditures — financed	—	2.6	2.9
Total capital expenditures	$88.0	$89.7	$40.3

We purchased property and equipment for $88.0 million, $89.7 million and $40.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $5.8 million, $7.9 million and $9.0 million for 2014, 2013 and 2012, respectively. For the past few years, we have been able to rent major equipment not used for our own projects to third parties, but with the current economic environment, equipment rentals have decreased.

As part of our cash management program, we invested $33.8 million, $23.1 million and $6.9 million in 2014, 2013 and 2012, respectively, in short-term investments, and sold $21.5 million, $7.4 million and $26.4 million in 2014, 2013 and 2012, respectively.  Short-term investments consist primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.

We used $14.6 million in cash for the Vadnais and Surber/Ram-Fab/Williams acquisitions in 2014 and $2.3 million in cash for the FSSI acquisition in 2013 and $86.2 million in cash for the Sprint, Silva, Saxon and Q3C acquisitions during 2012.

Financing activities

Financing activities provided cash of $9.9 million in 2014. Significant transactions impacting cash flows from financing activities included:

•                  $58.5 million in new and refinanced notes secured by our equipment;

•                  $35.1 million in repayment of long-term debt and the repayment of $3.3 million in capital leases;

•                   $1.6 million in payments of accumulated earnings to the Blythe non-controlling interest holder;

•                  Dividend payments of $7.5 million to our stockholders during the year ended December 31, 2014;

•                  Repurchase of common stock for $2.8 million; and

•                  $1.7 million in proceeds from the issuance of 77,455 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

Credit Facility

As of December 31, 2014, the Company had a revolving credit facility, amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation.  On December 12, 2014, the Credit Agreement was amended to include two additional lenders, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”).  The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit were $4.7 million at December 31, 2014 and $5.1 million at December 31, 2013.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2014, leaving available borrowing capacity at $120.3 million at December 31, 2014.

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

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including, among others, minimum tangible net worth, senior debt to EBITDA ratio, debt service coverage requirements and a minimum balance for unencumbered net book value for fixed assets. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2014.

Canadian Credit Facility

The Company has a credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2014 and December 31, 2013, letters of credit outstanding totaled $2.6 million and $2.3 million in Canadian dollars, respectively.  At December 31, 2014, the available borrowing capacity was $5.4 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2014, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2014, we had $245.2 million of outstanding long-term debt and capital lease obligations.  There were no short-term borrowings.

A summary of contractual obligations as of December 31, 2014 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$245.2	$40.6	$88.2	$72.5	$43.9
Interest on long-term debt (1)	24.0	6.2	9.5	5.4	2.9
Equipment operating leases	12.5	7.0	3.9	1.0	0.6
Contingent consideration obligations	6.9	5.9	1.0	—	—
Real property leases	12.5	3.5	5.4	3.3	0.3
Real property leases—related parties	9.2	1.4	2.9	2.0	2.9
	$310.3	$64.6	$110.9	$84.2	$50.6
Letters of credit	$6.9	$6.9	$—	$—	—

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

In November 2011, Rockford, ARB and Q3C, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Company recorded a liability of $7.5 million based on information provided by the Plan.  However, the Plan has asserted that the PLCA members did not effect a proper withdrawal in 2011.  The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis.  In May 2014, the Plan asserted that the liability was $11.7 million.  Without agreeing to the amount, the Company has made monthly payments, which are being expensed, including interest, totaling $733 through December 31, 2014.  See Note 17 — “Multiemployer Plans” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We have also excluded from the table any interest and fees associated with letters of credit and commitment fees under our credit facility since these amounts are unknown and variable.

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

•                  Pasadena, Texas (lease was mutually terminated as of August 31, 2014)

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  The lease expires in January 2016.

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

We believe that the amounts that we pay for the leases approximate terms that we could obtain from independent third parties.  In addition, any new leases, extensions of lease terms and changes in lease terms or amounts must be approved in advance by the independent directors of the Board of Directors Audit Committee.

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

•                  Letters of credit issued under our lines of credit. At December 31, 2014, we had letters of credit outstanding of $6.9 million, primarily for international projects in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At December 31, 2014, equipment operating leases had a remaining commitment of $12.4 million and facility rental commitments were $21.7 million.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2014, we had $1.5 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

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

Receivable Collection Actions

As all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  However, in 2014, we encountered unusual situations with two contracts.  In one instance, ARB Industrial performed work on a solar plant in the Mojave Desert.  Based on our concerns about eventual collectability for the cost-reimbursable contract and in spite of many assurances of payment from the owner, we chose to recognize revenue equal to cost.  At the end of the project, the owner chose not to pay the final amounts due totaling $33.8 million.  We are currently engaged in alternative dispute resolution as required by the contract.  The owner has bonded around the liens that we filed, and we believe that action will enhance collectability of amounts due at the end of the dispute process.

In addition, PPS constructed a large capital pipeline for a customer in Texas.  During the early stages of the project, we became concerned that the customer would not pay us for ancillary items as we believe is required by the contract.  As a result of our concerns about eventual collectability, we chose to recognize revenue equal to cost.  We have initiated legal action and filed liens to collect our $29.3 million receivable.

The Company has specific reserves of approximately $27 million included in “billings in excess of costs and estimated earnings”. While we believe that in both instances we are owed the full amount of the receivable, there can be no guarantee of the final amount that we receive or the timing of a resolution of the two matters.

2015 Outlook

We continue to believe that we have market growth opportunities in 2015 in all of the industries that we serve.  However, while the United States economy has improved over the past few years, increasingly stringent regulatory and environmental requirements for our client’s infrastructure improvements and the significant reduction in oil prices in the last half of 2014 have created uncertainty as to the timing of the opportunities.  We believe that we have the financial and operational capabilities to meet the short-term challenges, and we continue to be optimistic about longer-term opportunities.

•                  Construction of petroleum and natural gas and natural gas liquid pipelines — We expect that the continuing decrease in oil prices will decrease activities in all of the shale basins reducing the need for gathering lines for the near future.  We expect that production from the shale formations will continue to increase in the near future and that the current disconnect between production and processing locations provides opportunities for our underground construction operations serving midstream companies, primarily Rockford ARB Underground and PPS.

•                  Inspection and replacement of utility infrastructure — We expect that continuing safety enhancements to the gas utility infrastructure will provide opportunities for our ARB Underground operations.  We also expect that ongoing gas utility repair and maintenance opportunities will benefit Q3C and PPS.

•                  Construction of natural gas-fired power plants and heavy industrial plants — We expect continued construction opportunities for both base-load and peaker power plants; however, we are aware that concerns expressed in California that power plants are not “acceptable” for environmental reasons may impact short-term construction opportunities.  However, the continuing population growth, the impact of shutting the San Onofre nuclear facility and the regulatory mandate to use less ocean water for cooling power generation facilities means that absent invention of a new source of energy, power plants will need to be constructed at some future date.  In addition, the current low price of natural gas could result in the conversion of coal-fired power plants and conversion and expansion at chemical plants and industrial facilities.  These opportunities would benefit our ARB industrial group, JCG industrial group and Saxon.

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

Please note that our 2015 outlook and 2015 financial results could be adversely impacted by the factors discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  This 2015 outlook consists of forward-looking statements and should be read in conjunction with the cautions about forward looking statements found at the beginning of this Annual Report on Form 10-K.

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

Fixed Backlog

Fixed Backlog by operating segment and the changes in Fixed Backlog for the periods ending December 31, 2014, 2013 and 2012 were as follows, in millions:

Segment	Beginning Fixed Backlog at December 31, 2013	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2014	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2014

West	$224.6	$576.7	$564.0	$237.3	$400.1	$964.1
East	1,017.7	468.8	476.8	1,009.7	13.1	489.9
Energy	240.7	594.7	534.4	301.0	97.8	632.2
Total	$1,483.0	$1,640.2	$1,575.2	$1,548.0	$511.0	$2,086.2

Segment	Beginning Fixed Backlog at December 31, 2012	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2013	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2013

West	$361.3	$622.4	$759.1	$224.6	$392.2	$1,151.4
East	888.8	531.6	402.7	1,017.7	27.7	430.4
Energy	96.1	437.3	292.8	240.7	69.6	362.4
Total	$1,346.2	$1,591.3	$1,454.6	$1,483.0	$489.6	$1,944.2

Segment	Beginning Fixed Backlog at December 31, 2011	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2012	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2012

West	$326.8	$684.5	$650.0	$361.3	$182.8	$832.8
East	789.0	518.1	418.3	888.8	51.7	470.0
Energy	49.7	227.2	180.8	96.1	58.1	238.9
Total	$1,165.5	$1,429.8	$1,249.1	$1,346.2	$292.6	$1,541.7

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

At December 31, 2014, our total Fixed Backlog was $1.55 billion, representing an increase of $64.9 million, or 4.4%, from $1.48 billion as of December 31, 2013.  We expect that approximately 60% of the total Fixed Backlog at December 31, 2014, will be recognized as revenue during 2015, with approximately $237 million expected for the West segment, $402 million for the East segment and $283 million for the Energy segment.

MSA and Total Backlog

The following table outlines historical MSA revenues for the twelve months ending December 31, 2014, 2013 and 2012 ($ in millions):

Year:	MSA Revenues
2012	411.5
2013	462.6
2014	502.0

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at December 31, 2014 (in millions).

Segment:	Fixed Backlog at December 31, 2014	MSA Backlog at December 31, 2014	Total Backlog at December 31, 2014

West	$237.3	$396.1	$633.4
East	1,009.7	3.4	1,013.1
Energy	301.0	45.4	346.4
Total	$1,548.0	$444.9	$1,992.9

We expect that during 2015, we will recognize as revenue approximately 100% of the West segment total backlog at December 31, 2014, approximately 40% of the East segment backlog and approximately 95% of the Energy segment backlog.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2014 and 2013, due to the generally short maturities of these items. At December 31, 2014 and 2013, we held short term investments which were primarily in four to six month certificates of deposits (“CDs”) and CDs purchased through the CDARS (Certificate of Deposit Account Registry Service) process and U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At December 31, 2014, all of our long-term debt was subject to fixed interest rates.

At December 31, 2014 and 2013, we had no derivative financial instruments.

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

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Executive Vice President, Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2014.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired Surber on July 28, 2014 and Ram-Fab on August 29, 2014.

We have excluded Surber and Ram-Fab from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  The combined Surber and Ram-Fab financial statements in aggregate constitute approximately 0.7% of total assets (excluding approximately $1.8 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 0.3% of total revenues, and approximately 0.4% of pre-tax income (excluding approximately $0.3 million of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2014.

The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

Brian Pratt.  Mr. Pratt has been our President, Chief Executive Officer and Chairman of the Board since July 2008. Mr. Pratt directs strategy, establishes goals and oversees our operations. Prior to that, he served as the President, Chief Executive Officer and Chairman of the Board of Former Primoris and its predecessor, ARB, Inc., a California corporation, since 1983. He assumed operational and financial control of ARB in 1983. Prior to the merger with the former shell company in 2008, Mr. Pratt was majority owner of Primoris. Mr. Pratt has over 30 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona in 1974. Mr. Pratt is 62 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including a Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 67 years old.

David King.  Mr. King has been our Executive Vice President, Chief Operating Officer since March 2014.  Prior to joining Primoris, Mr. King spent several years at CB&I, most recently as President of Lummus Engineered Products.  From 2010 to 2013 he was President of CB&I Project Engineering & Construction based in The Hague, Netherlands responsible for P&L operations worldwide.  From 2009 to 2010 he was Group Vice President for Downstream Operations for CB&I Lummus located in The Woodlands, Texas.   Mr. King also managed and helped establish the Global Services Group for CB&I in 2008 to 2009.  He has extensive EPF&C industry experience in energy-related projects, LNG, offshore, pipelines, refining, petrochemicals, gas processing, oil sands, synthesis gas and gas-to-liquids. Mr. King received his bachelor’s degree in Mechanical Engineering from Texas Tech University, an MBA from the University of Texas, Tyler, and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. King is 62 years old.

John M. Perisich.  Mr. Perisich has served as our Executive Vice President and General Counsel effective May 3, 2013.  He previously served as our Senior Vice President and General Counsel from February 2006 and prior to that, was Vice President and General Counsel of Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 50 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                               We have filed the following documents as part of this Report:

1.                                      Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2014 and 2013 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2014, 2013 and 2012.

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

4.                                      List of exhibits required by Item 601 of Regulation S-K.  See part (B) below.

(B)                               The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from certain other of our reports, registration statements and other filings with the SEC, as referenced below:

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

Exhibit 2.3	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (3)

Exhibit 2.4

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (4)

Exhibit 2.5

Stock Purchase Agreement, dated November 8, 2012, by and among Primoris Services Corporation, a Delaware corporation, Q3 Contracting Inc., a privately-held Minnesota corporation, all of the shareholders of Q3 Contracting Inc. and Jay P. Osborn as representative of the shareholders of Q3 Contracting Inc. (5)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.4	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.5	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.6	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of

America Leasing & Capital, LLC (14)

Exhibit 10.7	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.8	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.9	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.10	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.11	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.12	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (16)

Exhibit 10.13	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.14	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.15	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (19)

Exhibit 10.16	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (19)

Exhibit 10.17	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.18	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.19	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.20

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (19)

Exhibit 10.21	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (19)

Exhibit 10.22	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.23	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.24	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.25	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.26	General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation,

ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (21)

Exhibit 10.27	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.28	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.29	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.30	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.31	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.32	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.33

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.34

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.35	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (27)

Exhibit 10.36	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (27)

Exhibit 10.37	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (27)

Exhibit 10.38	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (28)

Exhibit 10.39	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (28)

Exhibit 10.40	Promissory Note, dated June 11,2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (30)

Exhibit 10.41

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (30)

Exhibit 10.42

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (30)

Exhibit 10.43	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.44	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (31)

Exhibit 10.45

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (31)

Exhibit 10.46	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (32)

Exhibit 10.47	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (32)

Exhibit 10.48	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (33)

Exhibit 10.49

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (33)

Exhibit 10.50	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc. (33)

Exhibit 10.51	Amendment No. 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC. (33)

Exhibit 10.52	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank. (33)

Exhibit 10.53

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (34)

Exhibit 10.54

Waiver and Amendment Agreement, dated as of April 30, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (34)

Exhibit 10.55

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (34)

Exhibit 14.1	Code of Ethics and Business Conduct (29)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ BRIAN PRATT	BY:	/s/ PETER J. MOERBEEK
	Brian Pratt		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	March 16, 2015

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Ram-Fab, LLC (“Ram-Fab”), acquired in August 2014 and Surber Roustabout, LLC (“Surber”), acquired in July 2014, and whose financial statements constitute approximately 0.7% of total assets (excluding approximately $1.8 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 0.3% of total revenues, and approximately 0.4% of pre-tax income (excluding approximately $0.3 million of amortization of intangible assets, which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2014.  Accordingly, our audit did not include the internal control over financial reporting at Ram-Fab and Surber.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Irvine, California

March 16, 2015

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$139,465	$196,077
Short-term investments	30,992	18,686
Customer retention deposits and restricted cash	481	5,304
Accounts receivable, net	337,382	304,955
Costs and estimated earnings in excess of billings	68,654	57,146
Inventory and uninstalled contract materials	58,116	51,829
Deferred tax assets	13,555	13,133
Prepaid expenses and other current assets	31,720	12,654
Total current assets	680,365	659,784
Property and equipment, net	271,431	226,512
Intangible assets, net	39,581	45,303
Goodwill	119,410	118,626
Other long-term assets	400	468
Total assets	$1,111,187	$1,050,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,793	$127,302
Billings in excess of costs and estimated earnings	158,595	173,365
Accrued expenses and other current liabilities	83,401	91,079
Dividends payable	2,062	1,805
Current portion of capital leases	1,650	3,288
Current portion of long-term debt	38,909	28,475
Current portion of contingent earnout liabilities	5,901	5,000
Total current liabilities	419,311	430,314
Long-term capital leases, net of current portion	657	2,295
Long-term debt, net of current portion	204,029	191,051
Deferred tax liabilities	19,484	10,092
Long-term contingent earnout liabilities, net of current portion	1,021	4,233
Other long-term liabilities	12,899	14,260
Total liabilities	657,401	652,245
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,561,396 and 51,571,394 issued and outstanding at December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	160,186	159,196
Retained earnings	293,628	238,216
Non-controlling interest	(33)	1,031
Total stockholders’ equity	453,786	398,448
Total liabilities and stockholders’ equity	$1,111,187	$1,050,693

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$2,086,194	$1,944,220	$1,541,734
Cost of revenues	1,850,154	1,688,205	1,349,024
Gross profit	236,040	256,015	192,710
Selling, general and administrative expenses	132,248	130,778	96,424
Operating income	103,792	125,237	96,286
Other income (expense):
Income (loss) from non-consolidated entities	5,264	(4,836)	186
Foreign exchange gain (loss)	374	153	(36)
Other income (expense)	(757)	4,804	(870)
Interest income	88	110	157
Interest expense	(6,433)	(5,892)	(3,619)
Income before provision for income taxes	102,328	119,576	92,104
Provision for income taxes	(38,646)	(44,896)	(33,837)
Net income	$63,682	$74,680	$58,267

Less net income attributable to noncontrolling interests	$(526)	(5,020)	(1,511)

Net income attributable to Primoris	$63,156	$69,660	$56,756

Dividends per common share	$0.150	$0.135	$0.120

Earnings per share attributable to Primoris:
Basic	$1.22	$1.35	$1.10
Diluted	$1.22	$1.35	$1.10

Weighted average common shares outstanding:
Basic	51,607	51,540	51,391
Diluted	51,747	51,610	51,406

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional		Non	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2011	51,059,132	$5	$150,003	$124,924	$—	$274,932
Net income	—	—	—	56,756	1,511	58,267
Issuance of shares to employees and directors	139,465	—	2,173	—	—	2,173
Issuance of shares to sellers of Sprint	62,052	—	980	—	—	980
Issuance of earnout shares to Rockford sellers	232,637	—	3,450	—	—	3,450
Dividends	—	—	—	(6,163)	—	(6,163)
Repurchase of stock	(89,600)	—	(1,001)	—	—	(1,001)
Balance, December 31, 2012	51,403,686	$5	$155,605	$175,517	$1,511	$332,638
Net income	—	—	—	69,660	5,020	74,680
Issuance of shares to employees and directors	153,579	—	3,062	—	—	3,062
Amortization of Restricted Stock Units	—	—	366	—	—	366
Issuance of shares as part of Q3C acquisition	29,273	—	463	—	—	463
Cancelled shares for redemption of note receivable	(15,144)	—	(300)	—	—	(300)
Distribution of non-controlling entities	—	—	—	—	(5,500)	(5,500)
Dividends	—	—	—	(6,961)	—	(6,961)
Balance, December 31, 2013	51,571,394	$5	$159,196	$238,216	$1,031	$398,448
Net income	—	—	—	63,156	526	63,682
Issuance of shares to employees and directors	90,002	—	2,897	—	—	2,897
Amortization of Restricted Stock Units	—	—	934	—	—	934
Dividend equivalent Units accrued — Restricted Stock Units	—	—	3	(3)	—	—
Repurchase of stock	(100,000)	—	(2,844)	—	—	(2,844)
Distribution of non-controlling entities	—	—	—	—	(1,590)	(1,590)
Dividends	—	—		(7,741)	—	(7,741)
Balance, December 31, 2014	51,561,396	$5	$160,186	$293,628	$(33)	$453,786

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$63,682	$74,680	$58,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,918	42,421	29,080
Amortization of intangible assets	7,504	7,467	6,543
Intangible asset impairment	—	808	—
Stock-based compensation expense	934	367	—
Gain on sale of property and equipment	(1,895)	(1,406)	(2,752)
(Income) from non-consolidated entities	(5,264)	(97)	(186)
Impairment expense for non-consolidated entities	—	4,932	—
Other than temporary basis difference for non-consolidated entities	—	3,975	—
Distributions received from non-consolidated entities	—	2,821	1,358
Net deferred tax liabilities (assets)	8,970	(12,582)	(879)
Changes in assets and liabilities:
Customer retention deposits and restricted cash	4,823	30,073	(3,887)
Accounts receivable	(29,659)	(36,860)	(52,092)
Costs and estimated earnings in excess of billings	(11,508)	(15,445)	5,426
Other current assets	(25,767)	(14,774)	(1,341)
Other long term assets	72	—	—
Accounts payable	921	(25,131)	34,338
Billings in excess of costs and estimated earnings	(14,770)	14,473	20,639
Contingent earnout liabilities	(4,145)	(14,900)	(1,435)
Accrued expenses and other current liabilities	(7,354)	15,824	3,176
Other long-term liabilities	(1,361)	1,107	2,138
Net cash provided by operating activities	36,101	77,753	98,393
Cash flows from investing activities:
Purchase of property and equipment	(87,954)	(87,050)	(37,395)
Proceeds from sale of property and equipment	5,814	7,865	9,035
Purchase of short-term investments	(33,770)	(23,110)	(6,869)
Sale of short-term investments	21,464	7,448	26,428
Cash received from the sale of equity method investments	6,439	—	—
Cash paid for acquisitions	(14,596)	(2,273)	(86,207)
Net cash used in investing activities	(102,603)	(97,120)	(95,008)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	58,519	107,609	94,471
Repayment of capital leases	(3,276)	(4,618)	(9,021)
Repayment of long-term debt	(35,107)	(35,896)	(26,633)
Repayment of subordinated debt	—	—	(17,501)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,671	1,455	1,240
Cash distribution to non-controlling interest holder	(1,590)	(5,500)	—
Repurchase of common stock	(2,844)	—	(1,001)
Dividends paid	(7,483)	(5,157)	(7,695)
Net cash provided by (used in) financing activities	9,890	57,893	33,860

Net change in cash and cash equivalents	(56,612)	38,526	37,245
Cash and cash equivalents at beginning of year	196,077	157,551	120,306
Cash and cash equivalents at end of the year	$139,465	$196,077	$157,551

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:

Interest	$6,432	$5,532	$3,004

Income taxes, net of refunds received	$57,613	$48,126	$31,404

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2014	2013	2012

Obligations incurred for the acquisition of property and equipment	$—	$2,637	$2,932

Dividends declared and not yet paid	$2,062	$1,805	$—

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

Reportable Operating Segments — For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the changes in the Company’s internal organization and management structure.  The current operating segments include:  the West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment, and the Energy segment, which included certain subsidiaries that were included as part of the prior year East Construction Services segment (“Energy segment”).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these quarterly financial statements to conform to the new presentation.  See Note 15 — Reportable Operating Segments.

The following table lists the Company’s primary operating subsidiaries and their current and prior reportable operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc., including Stellaris, LLC (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West

Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

In 2012, PES purchased Sprint Pipeline Services, L.P. which  has operated using the Sprint name as a DBA from the acquisition through February 2015.  In accordance with the purchase agreement, the name of the former Sprint operating entity was changed to “Primoris Pipeline Services” (“PPS”) in March 2015.  In this Form 10-K, references to PPS are references to the Sprint operating entity.  PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. Effective January 1, 2014, Saxon and FSSI  were merged into PES along with  the Industrial division of JCG.   Throughout this Form 10-K, references to PPS, FSSI, Saxon and James Industrial are to the divisions of PES for 2014, while the references for the years prior to 2014 are to the entities or divisions.

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements.  The project has been completed and the project warranty will expire in May 2015 at which time the Company anticipates terminating Blythe.  Financial information is presented in “Note 13—Noncontrolling Interests.”

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP.  When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a west Texas municipal entity.  For 2014, all  intercompany revenue and profit of the project was eliminated, and at December 31, 2014, a total of $12.9 million has been capitalized as property, plant and equipment.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which on June 5, 2014,  purchased the assets,  of Vadnais Corporation for $6.4 million.  a Vadnais Corporation was a general contractor specializing in micro-tunneling. The assets purchased were primarily equipment, building and land.   The purchase included  a contingent earnout on meeting certain operating targets.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc.  Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber and Ram-Fab purchases provided for a contingent earnout amounts as discussed in “Note 4—Business Combinations”

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Seasonality—Primoris’ results of operations are subject to quarterly variations. Some of the variation is the result of winter weather, particularly rain and snow, which can impact the Company’s ability to perform construction services. The winter weather also limits our ability to  perform pipeline integrity testing and routine maintenance for our utility customers’ underground systems since the systems are used for heating.  In most years, utility owners obtain bids and award contracts for major maintenance, integrity and replacement work after the heating season, and the work must be completed by the following winter.  In addition, demand for new projects can be lower during the early part of the year due to clients’ internal budget cycles.

Similarly, weather and budget cycles affect our major pipeline projects and our heavy civil work with more construction activity completed in the third and fourth quarters of most years as compared to the first two quarters.  While the majority of our industrial construction is performed in relatively warm weather climates in California and the Gulf Coast, adverse winter weather or significant weather events, such as hurricanes, can have a significant impact on quarterly financial results.

Variability—In addition to seasonality, the Company is dependent on large construction projects, which tend not to be seasonal but fluctuate from year to year based on many factors including general economic conditions, general market conditions for the project and the Company’s ability to win contract awards.  The award and notice to proceed and eventual completion of large projects can have a significant impact on the financial results for any period and may cause fluctuations from prior periods can cause our financial condition and operating results to vary from quarter-to-quarter.  Accordingly, our operating results for any particular period may not be indicative of the results that can be expected for any other period.

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

Certain reclassifications have been made to the prior year Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements to conform to the current year presentation and had no impact on net income or earnings per share.  These reclassifications include the new segment presentation.

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

Use of estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a construction contractor, the Company uses significant estimates  for costs to complete construction projects and the contract value of construction projects.  These estimates have a direct effect on gross profit as reported in these consolidated financial statements. Actual results could materially differ from the Company’s estimates.

Operating cycle— In the accompanying consolidated balance sheets, assets and liabilities relating to long-term construction contracts (e.g. costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings) are considered current assets and current liabilities, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one calendar year.

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

Customer retention deposits—Customer retention deposits consist of contract retention payments made by customers into escrow cash accounts with a bank as required in some state jurisdictions. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to the Company by customers as projects are completed in accordance with contract terms.

Inventory and uninstalled contract materials—Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project.  In most cases, the Company is able to invoice a state agency for the materials, but title has not yet passed to the state agency.

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

Goodwill and other intangible assets—The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”.  Under ASC Topic 350, goodwill is not amortized but is subject to an annual impairment test as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill.  In December 2013, an expense of $808 was recorded relating to the FSSI intangible asset for customer relations reflecting the impairment of the asset.  See Note 4 — “Business Combinations” for further information.  Otherwise, there were no impairments of goodwill for the years ended December 31, 2014, 2013 and 2012.

Goodwill was recorded at our reporting units as follows:

Reporting Unit	Segment	December 31, 2014	December 31, 2013
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG (includes JCG Heavy Civil and Infrastructure and Maintenance divisions)	East	42,866	42,866
Cardinal Contractors, Inc.	East	401	401
PES (includes PPS, JCG Industrial, FSSI, Saxon and Surber divisions)	Energy	28,463	27,679
OnQuest Canada, ULC	Energy	2,441	2,441
Total Goodwill		$119,410	$118,626

Income tax— Current income tax expense is the amount of income taxes expected to be paid for the financial results of the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax basis of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Further, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. The difference between a tax position taken or expected to be taken on the Company’s income tax returns and the benefit recognized on our financial statements is referred to as an unrecognized tax benefit.  Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Comprehensive income—The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods, the Company had no material comprehensive income.

Foreign operations—At December 31, 2014, the Company had operations in Canada with assets aggregating approximately $11,505, compared to $11,371 at December 31, 2013.  The Canadian operations had revenues of $19,840 and income before tax of $3,183 for the year ending December 31, 2014; revenues of $15,993 and income before tax of $2,742 for the year ended December 31, 2013, and revenues of $10,915 and income before tax of $304 for the year ending December 31, 2012.

Functional currencies and foreign currency translation—The Company uses the United States dollar as its functional currency in Canada for the Canadian operations of OnQuest Canada, as substantially all monetary transactions are made in dollars, and other significant economic facts and circumstances currently support that position. As these factors may change, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Non-monetary balance sheet items and related revenue, gain, expense and loss accounts are remeasured using historical rates.  All other items are remeasured using the current exchange rate in effect at the balance sheet date.  Foreign exchange gains of $374 in 2014, gains of $153 in 2013 and losses of $36 in 2012 are included in the “other income or expense” line of the Consolidated Statements of Income.

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

Equity method of accounting— The Company accounts for its interest in an investment using the equity method of accounting per ASC Topic 323 if the Company is not the primary beneficiary of a VIE or does not have a controlling interest.  The investment is recorded at cost and the carrying amount is adjusted periodically to recognize the Company’s proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  The Company records the effect of any impairment or an other than temporary decrease in the value of its investment.

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

Cash concentration—The Company places its cash in short term U.S. Treasury bonds and certificates of deposit (“CDs”). At December 31, 2014 and 2013, the Company had cash balances of $139.5 million and $196.1 million, respectively.  At December 31, 2014, the $139.5 million of cash consisted of $121.5 million in U.S. Treasury bill funds and the remaining $18.0 million was held with various financial institutions, some of which may not be backed by the federal government.  At December 31, 2013, the $196.1 million consisted of $182.5 million held in U.S. Treasury bill funds and $13.6 million with various financial institutions that are backed by federal government guaranties.

Collective bargaining agreements—Approximately 34% of the Company’s hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2014. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 82 collective bargaining agreements to which the Company is a party to, 45 will require renegotiation during 2015.  The Company has not had a work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.  Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation.  The potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 14 — “Commitments and Contingencies.”  The Company has no plans to withdraw from any other agreements.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling $22,270 and $20,551 at December 31, 2014 and 2013, respectively. The amount is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred.  Future payments may materially differ from these reserves.

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

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of the Company’s revenue has been generated under fixed-price contracts. For fixed-price contracts, the Company recognizes revenues primarily using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated revenues, estimated contract values  and total costs incurred to date are used to calculate revenues earned.  Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of change order approval is probable.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

Other contract forms — The Company also uses unit-price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized primarily based on contractual terms.  For example, time and material contract revenues are generally recognized on an input basis, based on labor hours incurred and on purchases made.  Similarly, unit price contracts generally recognize revenue on an output based measurement such as the completion of specific units at a specified unit price.

At any time during a fixed-price contract if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time.  The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet.  As the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods.  If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified.

In all forms of contracts, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  If the Company anticipates that there may be issues associated with the collectability of the full amount calculated as revenues, the Company may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.  For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount.  Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work.  In these situations, the Company may choose to defer recognition of revenue up to the time that the client pays for the services.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables, which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  The Company requires no collateral from its customers, but generally  files statutory liens or stop notices on all construction projects when collection problems are anticipated. While a project is underway, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  As discussed in the “Revenue recognition” section above, realization of the eventual cash collection may be recognized as adjustments to revenues on a contract, otherwise, the Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2014 and 2013 was $540 and $692, respectively.

Significant revision in contract estimate — Revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process in at the end of the prior year, there can be a difference in revenues and profits that would have been recognized in the prior year, had current year estimates of costs to complete been known at the end of  the prior year.

During the year ended December 31, 2014, certain contracts had revisions in cost estimates from those projected at December 31, 2013. If the revised estimates had been applied in the prior year, the gross profit earned on these contracts would have resulted in an increase of approximately $17,266 in gross profit in 2013. Similarly, had the revised estimates as of December 31, 2013 been applied in the prior year; the gross profit earned on these contracts would have resulted in an increase of approximately $10,867 in gross profit in 2012. The revised estimates for the year ended December 31, 2012 would have resulted in a gross profit increase of approximately $8,185 in the year 2011.

The following table presents the financial impact of the changes in estimates that would have been reflected in the years 2013 and 2012 had the revised estimates been applied to the particular year.

	Estimated net impact of change in estimate for year the year ended
	2013	2012

Revised estimates in 2014 that impact 2013	$17,266	$—
Revised estimates in 2013 that impact 2012	(10,867)	10,867
Revised estimates in 2012 that impact 2011	—	(8,185)
Net impact to gross margin	$6,399	$2,682
EPS impact to year	$0.077	$0.032

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprise the top ten customers varies from year to year.  See “Note 16 — Customer Concentrations” for further discussion.

Property and equipment—Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, usually ranging from three to thirty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

The Company assesses the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an undiscounted operation cash flow analysis to determine if impairment exists.  The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2014 and 2013, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”) after approval of the shareholders and adoption by the Company on May 3, 2013.  Detailed discussion of shares issued under the Equity Plan are included in “Note 19. — Deferred Compensation Agreements and Stock-Based Compensation.”

The Company issued 77,455 shares of stock in 2014 and 131,989 shares of stock in 2013 under the Equity Plan to certain senior managers and executives, who, as part of the 2011 Primoris Long-Term Retention Plan (“LTR Plan”), may elect at the end of each year to purchase Company common stock at a discounted amount using a portion of their annual bonuses.  For 2014 and 2013, the plan provided for a discount of 25% from the average daily closing price for the previous December.  The amount of the discount is treated as compensation to the participant. The shares were fully vested upon issuance and have a six-month restriction on any trades.

As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 12,547 shares of common stock during 2014 and 21,590 shares of common stock during 2013 under the Equity Plan.  The shares were fully vested upon issuance and have a one-year restriction on any trades.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the Equity Plan.  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  On May 10, 2014, 25,000 of these Units vested.  On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  The Units will vest 50% on September 23, 2015 and the remaining 50% on March 23, 2017 subject to continuing employment of the executive.  Vesting in both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the twelve months ended December 31, 2014, the Company recognized $934 in compensation expense.  At December 31, 2014, approximately $2.4 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 2.3 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2014, there were 110 Dividend Equivalent Units that were accrued based on 25,000 Units that vested on May 10, 2014.  The number of Dividend Equivalent Units are calculated based on the amount of dividends that would have been paid on the vested Units divided by the fair value of the Company’s stock on the record date each quarter end.

At December 31, 2014, there were 2,278,651 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, stock appreciation rights (“SARS”), Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2014.

Contingent Earnout Liabilities—As part of recent acquisitions, the Company has agreed to  pay cash to the sellers upon meeting certain operating performance targets for specified periods subsequent to the acquisition date.  Each quarter, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records as a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption would require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2017 and the Company is currently evaluating the potential impact of adoption and the implementation approach to be used.

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205)) and Property, Plant, and Equipment (Topic 360)” which changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014, including interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The Company adopted this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how we report any future disposals of components or groups of components of our business.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements — Going Concern (Subtopic 205-40)” to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how we report any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. The Company will adopt this guidance effective January 1, 2017.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendment to the Consolidation Analysis” which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. The Company is currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and certain liabilities that are required to be measured at fair value at December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2014:
Cash and cash equivalents	$139,465	$139,465	—	—
Short-term investments	$30,992	$30,992	—	—
Liabilities as of December 31, 2014:
Contingent consideration	$6,922	—	—	$6,922

Assets as of December 31, 2013:
Cash and cash equivalents	$196,077	$196,077	—	—
Short-term investments	$18,686	$18,686	—	—
Liabilities as of December 31, 2013:
Contingent consideration	$9,233	—	—	$9,233

Short-term investments consist primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2014 and 2013:

	Significant Unobservable Inputs (Level 3)
	2014	2013
Contingent Consideration Liability
Beginning balance	$9,233	$23,431
Additions to contingent consideration liability:
FSSI acquisition	—	702
Vadnais acquisition	679	—
Surber and Ram-Fab acquisitions	1,154	—
Change in fair value of contingent consideration liability	856	2,500
Reductions in the contingent consideration liability:
Payment to Rockford sellers for meeting performance targets	—	(6,900)
Payment to Sprint sellers for meeting performance targets	—	(4,000)
Payment to Q3C sellers for meeting performance targets	(5,000)	—
Reduction due to non-attainment of performance targets	—	(6,500)
Ending balance	$6,922	$9,233

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

Note 4—Business Combinations

2014 Acquisitions

In May 2014, the Company created a wholly-owned subsidiary, Vadnais Trenchless Services, Inc., a California corporation (“Vadnais”)  and on June 5, 2014, the Company purchased certain assets from Vadnais Corporation, a general contractor specializing in micro-tunneling.  The assets were purchased for their estimated fair value of $6,355 in cash and included equipment, building and land.  In addition, upon meeting certain operating targets, the sellers will receive a contingent earnout of $900.  In the fourth quarter of 2014, the purchase agreement was amended to adjust the earn-out period from a one-year period to a two-year period ending September 30, 2016 with a potential earnout of $450 in each year.  The estimated fair value of the amended agreement of the potential contingent consideration on the acquisition date was $679.  Though the Company initially indicated that it had finalized its estimate of fair value for the contingent consideration and intangible assets as of the third quarter 2014, due to the amended purchase agreement, the Company adjusted the fair value of the contingent consideration on the acquisition date from $729 to $679.  The purchase was accounted for using the acquisition method of accounting.

During the third quarter 2014, the Company made three small acquisitions totaling $8,244 acquiring the net assets of Surber, Ram-Fab, and Williams. Surber and Ram-Fab operate as divisions of PES in the Energy segment, and Williams is a division of Cardinal Contractors, Inc. in the East segment (the “Third Quarter Acquisitions”).  Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber purchase provided for a contingent earnout amount of up to $1,800 over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $955 on the acquisition date.  The Ram-Fab purchase included a $200 contingent earnout based on estimated earnings of a six-month operating project, which had an estimated fair value of $200 on the acquisition date.  All of the purchases were accounted for using the acquisition method of accounting. For Surber and Williams the Company has finalized its estimate of fair value for the contingent consideration and intangible assets, which resulted in no material change from the estimated values recorded at September 30, 2014. The amounts for Ram-Fab are preliminary pending completion of an appraisal.

Since the acquisition dates for the acquisitions through December 31, 2014, they contributed revenues of $9,300 and gross loss of $45.0.  Acquisition costs related to these acquisitions of $355 were expensed in 2014.

The fair value of the assets acquired and the liabilities assumed for the 2014 acquisitions is detailed in the section below “Schedule of Assets Acquired and Liabilities Assumed for 2014 and 2013 Acquisitions”.

2013 Acquisition - FSSI

On March 11, 2013, PES purchased the assets of FSSI, which specialized in turn-around work at refineries and chemical plants in the Gulf Coast area.  Based in the greater Houston, Texas area, FSSI’s location provided a presence and convenient access to refineries in south Texas, the Houston ship channel and Louisiana.

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

The purchase agreement also included a provision that PES make an up-front payment of $1,000 for a five-year employment, non-competition and non-solicitation agreement with a key employee.  If the employee terminated his employment or violated the agreement prior to the end of the five-year period, he would be required to repay the unamortized amount of the $1,000 payment.  This agreement was accounted for as a prepaid asset and was being amortized equally over a five-year period.

The fair value of the FSSI assets acquired and the FSSI liabilities assumed is detailed in the section below “Schedule of Assets Acquired and Liabilities Assumed for 2014 and 2013 Acquisitions”.

Because the operating results for FSSI did not meet the expected targets during the fourth quarter 2013, the Company made certain changes in FSSI management.  As a result of the changes, several adjustments were made to the value of certain FSSI assets and liabilities as of December 31, 2013.  First, the Company determined that the value attributed to the intangible asset for customer relationships was impaired and the remaining value of $808 of such asset was expensed in the fourth quarter 2013 to “Selling, general and administrative expenses”.  Second, the unamortized portion of the prepaid payment made to the employee of $850 was fully reserved as a fourth quarter 2013 charge to “Selling general and administrative expenses”.  Third, as discussed above, no remaining value was attributed for any future contingent consideration as of December 31, 2013, and $760 was credited to non-operating income in the fourth quarter 2013.  The Company believes the remaining fair value of the FSSI business was properly reflected on the balance sheet at December 31, 2013.

From its March 11, 2013 acquisition date through December 31, 2013, FSSI contributed revenues of $4,946 and gross profit of $164.  Acquisition costs related to the FSSI acquisition of $89 were expensed in 2013.

Summary of Cash Paid for Acquisitions for the years ended December 31, 2014 and 2013

The following table summarizes the cash paid for acquisitions for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013

FSSI — purchased March 11, 2013	$—	$1,675
Q3C — additional cash paid August 2013 for prior year November 2012 purchase	—	598	(*)
Vadnais — purchased June 5, 2014	6,355	—
Surber — purchased July 28, 2014	3,642	—
Ram-Fab — purchased August 29, 2014	3,569	—
Williams — purchased September 19, 2014	1,030	—
	$14,596	$2,273

(*)  In August 2013, additional cash of $598 was paid to the Q3C sellers and goodwill was increased to $13,160 in 2013.

Schedule of Assets Acquired and Liabilities Assumed for 2014 and 2013 Acquisitions

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the acquisitions date:

	2014		2013
	Vadnais	Third Quarter	FSSI
	Acquisitions	Acquisitions	Acquisition

Cash	$—	$3	$—
Accounts receivable	—	2,768	—
Inventory and other assets	—	711	302
Prepaid expenses	—	57	—
Property, plant and equipment	6,355	5,447	448
Other assets	—	4	—
Intangible assets	679	1,100	1,600
Goodwill	—	784	1,087
Accounts payable	—	(570)	(1,060)
Accrued expenses	—	(905)	—
Total	$7,034	$9,399	$2,377

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired include accounts receivable, inventory and fixed assets, consisting primarily of construction equipment, for each of the acquisitions. The Company determined that the recorded value of accounts receivable and inventory reflect fair value of those assets. The Company estimated the fair value of fixed assets on the effective dates of the acquisitions using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets. We estimated and used the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired for the acquisitions. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”. Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

		2014 Fair Value		2013 Fair Value
	Amortization Period	Vadnais Acquisition	Third Quarter 2014 Acquisitions	FSSI Acquisition
Tradename	3 to 10 years	$—	$650	$550
Non-compete agreements	2 to 5 years	—	250	100
Customer relationships	5 to 10 years	679	200	950	(*)
Total		$679	$1,100	$1,600

(*)  At December 31, 2013, the Company determined the value attributed to the customer relationships was impaired and the net book value of the intangible of $850 was expensed to “Selling, general and administrative expenses” at December 31, 2013.

The fair value of the tradename was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The useful life was estimated at five years for FSSI and ten years for the Third Quarter 2014 acquisitions based on management’s expectation for continuing value of the tradename in the future.

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

Goodwill. Goodwill for Surber largely consists of expected benefits from the geographic expansion into the growing Midland/Permian Basin area of Texas and to the expansion of offerings for the Energy segment to include more pipeline and station work and a greater presence and convenient access to south Texas, the Houston ship channel and Louisiana. Goodwill is also attributable to FSSI’s expertise in turn-around work for refineries and chemical plants, as well as the opportunity to extend our infrastructure operations and other synergies of the combined companies. Goodwill also includes the value of the assembled workforce of the various acquired businesses.

Based on the current tax treatment of the acquisitions, the goodwill and other intangible assets associated with them are deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information

In accordance with ASC 805, we are combining the pro forma information for the Vadnais and Third Quarter Acquisitions (“the Acquisitions”). The following pro forma information presents the results of operations of the Acquisitions combined, as if the Acquisitions had each occurred at the beginning of 2013. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the fair values assigned to the purchased assets;

•                  the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration for potential earnout liabilities that may be achieved in 2015 and 2016 for the Vadnais acquisition and 2015 through 2017 for the Third Quarter Acquisitions.

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the years ended 2014 and 2013.

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

	2014	2013
	(unaudited)	(unaudited)
Revenues	$2,110,072	$1,974,760
Income before provision for income taxes	$101,948	$114,197
Net income attributable to Primoris	$62,924	$66,379

Weighted average common shares outstanding:
Basic	51,607	51,540
Diluted	51,747	51,610

Earnings per share attributable to Primoris:
Basic	$1.22	$1.29
Diluted	$1.22	$1.29

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2014	2013
Contracts receivable, net of allowance for doubtful accounts of $540 and $692 for 2014 and 2013, respectively	$287,806	$257,354
Retention	49,104	47,054
	336,910	304,408
Other accounts receivable	472	547
	$337,382	$304,955

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2014	2013
Costs incurred on uncompleted contracts	$5,194,769	$4,741,249
Gross profit recognized	613,510	582,430
	5,808,279	5,323,679
Less: billings to date	(5,898,220)	(5,439,898)
	$(89,941)	$(116,219)

This amount is included in the accompanying consolidated balance sheets at December 31 under the following captions:

	2014	2013
Costs and estimated earnings in excess of billings	$68,654	$57,146
Billings in excess of cost and estimated earnings	(158,595)	(173,365)
	$(89,941)	$(116,219)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2014	2013	Useful Life
Land and buildings	$40,604	$36,883	30 years
Leasehold improvements	11,267	7,958	Lease life
Office equipment	3,651	3,171	3 - 5 years
Construction equipment	308,915	247,997	3 - 7 years
Transportation equipment	83,845	67,550	3 - 18 years
	448,282	363,559
Less: accumulated depreciation and amortization	(176,851)	(137,047)
Net property and equipment	$271,431	$226,512

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

The Company accounted for the investment using the equity method of accounting and recorded its proportionate share of operating expenses.  During the fourth quarter of 2013, the Company recorded non-cash impairment charges and wrote-off the total value of its equity investment of $4,932.

In 2014, the Company entered into negotiations with the members of Midstream, and in August 2014, the Company entered into a redemption agreement for the sale of all of the Company’s ownership in both WesPac and Midstream for a total of $5,250 in cash, which was recorded as income from non-consolidated entities.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St. — Bernard Levee Partners (“Bernard”) in 2009 for $300 and accounted for this investment using the equity method.  Bernard engaged in construction activities in Louisiana, and all work was completed in January 2013. The Company’s share of Bernard distributions for the years ended December 31, 2014 and 2013, was $0 and $145, respectively.

Alvah, Inc.

As part of its acquisition of Q3C in November 2012, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah is engaged in electrical contracting activities, primarily in Northern California, and has worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.

On February 5, 2014, the majority owner of Alvah, in accordance with the original investment agreement, elected to purchase the Company’s minority interest effective January 1, 2014 for a cash payment of $1,189.  At the time of the transaction, the Company recorded income adjustments of $14 related to the final sale in the first quarter of 2014.

Note 9—Intangible Assets

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2014	2013
Tradename	3 to 10 years		$18,194	$21,023
Non-compete agreements	2 to 5 years		1,074	2,575
Customer relationships	5 to 15 years		20,313	21,705
		Total	$39,581	$45,303

Amortization expense of intangible assets was $7,504, $7,467 and $6,543 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization expense for intangible assets as of December 31, 2014 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2015	$6,414
2016	5,980
2017	5,703
2018	5,239
2019	3,388
Thereafter	12,857
$39,581

Note 10—Accounts Payable and Accrued Liabilities

At December 31, 2014 and 2013, accounts payable included retention amounts of approximately $9,285 and $5,602, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2014	2013
Payroll and related employee benefits	$37,261	$36,556
Insurance, including self-insurance reserves	34,377	33,880
Reserve for estimated losses on uncompleted contracts	2,363	1,392
Corporate income taxes and other taxes	3,775	13,305
Accrued overhead cost	1,059	1,165
Other	4,566	4,781
	$83,401	$91,079

Note 11—Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is a  financing transaction for acquisition of the vehicles and equipment, and accordingly, the leases  are recorded as assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.

At December 31, 2014, total assets under capital leases were $11,563, accumulated depreciation was $6,311 and the net book value was $5,252. For 2013, total assets under capital leases were $12,942, accumulated depreciation was $4,689 and the net book value of assets was $8,253.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2015	$1,733
2016	672
Total minimum lease payments	$2,405
Amounts representing interest	(98)
Net present value of minimum lease payments	2,307
Less: current portion of capital lease obligations	(1,650)
Long-term capital lease obligations	$657

Note 12—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2014	2013

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.78% to 3.51% per annum. Monthly principal and interest payments are due in the amount of $2,521 per month until the maturity dates, which range from November 30, 2016 to December 13, 2020. The notes are secured by certain construction equipment of the Company	$112,420	$144,526

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.94% to 2.75% per annum. Monthly principal and interest payments are due in the amount of $999 per month until the maturity dates, which range from March 31, 2019 to September 24, 2021. The notes are secured by certain construction equipment assets of the Company.	55,518	—

Senior Secured Notes payable to an insurance finance company, with an interest rate of 3.65% per annum. Quarterly interest payments began March 31, 2013. Principal repayments start on December 28, 2016 until the maturity date on December 28, 2022. The notes are secured by the assets of the Company	50,000	50,000

Senior Secured Notes payable to an insurance finance company, with an interest rate of 3.85% per annum. Quarterly interest payments began October 25, 2013. Principal repayments start on July 25, 2017 until the maturity date on July 25, 2023. The notes are secured by the assets of the Company	25,000	25,000

	242,938	219,526
Less: current portion	(38,909)	(28,475)
Long-term debt, net of current portion	$204,029	$191,051

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2015	$38,909
2016	46,315
2017	41,282
2018	38,566
2019	33,965
Thereafter	43,901
$242,938

Revolving Credit Facility

As of December 31, 2014, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $4,659 at December 31, 2014 and $5,074 at December 31, 2013.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2014, and available borrowing capacity at December 31, 2014 was $120,341.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2014.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2014 and 2013, letters of credit outstanding totaled $2,563 and $2,252 in Canadian dollars, respectively.  At December 31, 2014, the available borrowing capacity was $5,437 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2014, OnQuest Canada, ULC was in compliance with the covenant.

Note 13 — Noncontrolling Interests

The Company determined that the Blythe joint venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary as a result of its significant influence over the joint venture operations.

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2014	2013

Revenues	$1,169	$58,704
Net income attributable to noncontrolling interests	526	5,020

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made distributions of $1,590 to the non-controlling interests and $1,590 to the Company during the year ended December 31, 2014 and $5.5 million to the non-controlling interests and $5.5 million to the Company during the prior year.  There were no capital contributions made during the years ended December 31, 2014 and 2013.  The project has been completed and following the end of the project warranty period  in May 2015, Blythe will be terminated.

The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2014	2013

Cash	$60	$3,025
Accounts receivable	—	1,085
Current liabilities	119	2,041

The net assets of the joint venture are restricted for use by the project and are not available for general operations of the Company.

Note 14—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancelable operating leases, which expire at various dates through 2023.  The leases require the Company to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2015	$3,540	$1,449	$7,048	$12,037
2016	2,771	1,469	2,614	6,854
2017	2,585	1,437	1,278	5,300
2018	2,212	1,146	501	3,859
2019	1,070	879	454	2,403
Thereafter	335	2,782	554	3,671
	$12,513	$9,162	$12,449	$34,124

Leases identified above as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

Total lease expense during the years ended December 31, 2014, 2013 and 2012 was $14,325, $14,533 and $10,684, respectively, including amounts paid to related parties of $1,505, $1,556 and $1,342, respectively.

Withdrawal liability for multiemployer pension plan—In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded.  The Company recorded a liability of $7,500 based on information provided by the Plan.  However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011.  The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis.  In May 2014, the Plan asserted that the liability was $11.7 million.  Without agreeing to the amount and while initiating an appeal, the Company has made monthly payments, which are being expensed, including interest, totaling $733 through December 31, 2014.

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan.  In November 2012, Q3C estimated a withdrawal liability of $85.  In the first quarter of 2013, the Plan asserted that the liability was $119.  Without agreeing to the amount, Q3C has made monthly payments, including interest, totaling $30 through December 31, 2014.

Letters of credit—As of December 31, 2014 and 2013, the Company had total letters of credit outstanding of approximately $6,864 and $7,696, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation—On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). In the Lawsuit, the North Texas Tollway Authority (“NTTA”) alleged damages to a road and retaining wall that were constructed in 1999 on the George Bush Turnpike near Dallas, Texas, due to negligent construction by JCG.  The Lawsuit claimed that the cost to repair the retaining wall was approximately $5,400.  The NTTA also alleged that six other walls constructed on the project by JCG had the same potential exposure to failure.  For the past 18 months, the Company participated in Court-ordered mediation, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.  During the years ended December 31, 2014, 2013, and 2012, the Company recorded liability amounts of $3,000, $4,500 and $1,500, respectively.  The amounts recorded were the approximate amounts that the Company allocated for negotiation purposes in the mediation process.

At December 31, 2014, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $33.8 million, and for the other project, the Company has recorded a receivable of $29.3 million.  At December 31, 2014, the Company has not recorded revenues in excess of cost for these two projects, however, the Company has specific reserves of approximately $27 million included in “billings in excess of costs and estimated earnings.”  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

Bonding—As of December 31, 2014, 2013 and 2012, the Company had bid and completion bonds issued and outstanding totaling approximately $1,518,018, $1,458,744 and $1,298,589, respectively.

Note 15—Reportable Operating Segments

For a number of years and through the end of the second quarter 2014, the Company segregated its business into three operating segments: the East Construction Services segment, the West Construction Services segment and the Engineering segment.  In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure.  The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area (the “Energy segment”) and a continuing geographic view for the West and East segments. The chief operating officer regularly reviews the Company’s operating and financial performance using these revised segments.  The operating segments include:  the West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment, and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements to conform to the new presentation.  The following is a brief description of each of the Company’s reportable segments and business activities.

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

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and the Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.

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

Segment Revenues

Revenue by segment for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014		2013		2012
Business Segment	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
West	$964,093	46.2%	$1,151,433	59.2%	$832,860	54.0%
East	489,926	23.5%	430,438	22.1%	469,963	30.5%
Energy	632,175	30.3%	362,349	18.7%	238,911	15.5%
Total	$2,086,194	100.0%	$1,944,220	100.0%	$1,541,734	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014		2013		2012
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
West	$143,468	14.9%	$190,747	16.6%	$119,328	14.3%
East	25,749	5.3%	24,309	5.6%	40,185	8.6%
Energy	66,823	10.6%	40,959	11.3%	33,197	13.9%
Total	$236,040	11.3%	$256,015	13.2%	$192,710	12.5%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2014 and 2013 was as follows:

Segment	2014	2013
West	$45,239	$45,239
East	43,267	43,267
Energy	30,904	30,120
Total	$119,410	$118,626

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States, and less than 1% is generated from sources outside of the United States.  Approximately 1% of total assets were located outside of the United States.

Note 16—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout primarily the United States.  Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the years ended December 31, 2014, 2013 and 2012, the Company generated 36.4%, 35.6% and 44.0%, of its revenues, respectively, from the following customers:

Description of Customer’s	2014		2013		2012
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Texas DOT	$183,221	8.8%	$140,458	7.2%	$88,783	5.8%
Petrochemical producer	164,634	7.9%	*	*	*	*
Private gas and electric utility	145,677	7.0%	104,828	5.4%	*	*
Public gas and electric utility	144,567	6.9%	153,908	7.9%	224,845	14.6%
Pipeline operator	121,220	5.8%	*	*	*	*
Gas utility	*	*	143,171	7.4%	86,786	5.6%
Private gas and electric utility	*	*	*	*	106,804	6.9%
Gas utility	*	*	149,794	7.7%	*	*

Louisiana DOT	*	*	*	*	170,899	11.1%
	$759,319	36.4%	$692,159	35.6%	$678,117	44.0%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the years ended December 31, 2014, 2013 and 2012, approximately 53.6%, 50.0% and 55.9%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2014, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 4.0% of the Company’s revenues for the year ended December 31, 2014. At December 31, 2013, approximately 7.0% of the Company’s accounts receivable were due from one customer, and that customer provided 7.4% of the Company’s revenues for the year ended December 31, 2013.

Note 17 — Multiemployer Plans

Union Plans—Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.

The Company contributed $38,107, $42,919 and $30,103, to multiemployer pension plans for the years ended December 31, 2014, 2013 and 2012, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2013 increased from 2012 noticeably as a result of the November 2012 acquisition of Q3C and increased volume of project activity.  The decrease in 2014 compared to 2013 was due to a decrease in the number of man-hours worked by our union labor.

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

Under U.S. legislation regarding multiemployer pension plans, a company is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal from a plan or upon plan termination. The Company participates in a number of multiemployer pension plans, and its potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 14—“Commitments and Contingencies,” in 2011 the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.

During the last three years, the Company made annual contributions to 82 pension plans.  One of the pension plans that the Company contributed to in 2014 listed the Company in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  The contribution to that plan was $5,239 for the twelve months ending December 31, 2014.   Two pension plans listed the Company on their Form 5500 as providing more than 5% of the plan’s total 2013 contributions.  The contributions for the two plans amounted to $1,427 for the twelve months ending December 31, 2013.  For 2012, the Company was not listed on any Form 5500 as providing more than 5% of the plan’s total contributions.  Our participation in significant plans for the year ended December 31, 2014 and 2013 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The next column lists the expiration date of the collective bargaining agreement to which the plan is subject. The table follows:

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending /	Surcharge	Collective Bargaining Agreement Expiration	Contributions of the Company
Pension Fund Name	Number	2014	2013	Implemented	Imposed	Date	2014	2013	2012

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2013	Green as of February 1, 2012	No	No	5/31/2017	$6,204	$7,286	$2,206

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of January 1, 2013	Red as of January 1, 2012	Yes	No	5/31/2017	3,382	5,025	1,995

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2013	Green as of January 1, 2012	No	No	7/30/2016	5,239	6,179	5,298

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2013	Green as of January 1, 2012	No	No	5/31/2017	2,686	4,605	1,747

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 10, 2013	Yellow as of June 10, 2012	Yes	No	6/30/2019	3,116	3,869	4,816

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2013	Green as of January 1, 2012	No	No	6/30/2015	2,444	2,951	2,952
				Contributions to significant plans			$23,071	$29,915	$19,014
				Contributions to other multiemployer plans			15,036	13,004	11,089

				Total contributions made			$38,107	$42,919	$30,103

Note 18—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan.  The Company’s contribution to the plan for the years ended December 31, 2014, 2013 and 2012 were $3,111, $2,771 and $2,267, respectively.

Effective January 1, 2011, the members of the JCG 401(k) plan became eligible for entry into the Company plan and the JCG plan was terminated.  Effective October 1, 2011, the members of the Rockford 401(k) plan became eligible for entry into the Company plan and the Rockford plan was terminated.

The members of the Q3C 401(k) plan became eligible for entry into the Company plan on December 31, 2013 and the Q3C plan was terminated.  Employees of the other acquisitions made by the Company in 2012 through 2014 had no 401(k) plans prior to the acquisitions, and their employees became eligible for the Company plan.

OnQuest Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of OnQuest Canada, ULC, not covered by collective bargaining agreements. There are two components to the plan. The RRSP portion is contributed to by the employee, while the Company portion is paid to the DPSP. Under this plan, the Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2014, 2013 and 2012 was $69, $70 and $69, respectively.

The Company has no other post-retirement benefits.

Note 19—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan — The Company adopted a long-term retention plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2014 and 2013 was $4,779 and $4,984, respectively.

Participants in the long term retention plan may elect to purchase Company common stock at a discounted price.  For bonuses earned in 2014 and 2013, the participants could use up to one sixth of their bonus amount to purchase shares of stock, whose price was calculated as 75% of the average market closing price for the month of December 2014 and 2013, respectively.  The 25% discount is treated as compensation to the participant.

JCG Stakeholder Incentive Plan — In December 2014 and 2013, JCG maintained a deferred compensation plan for some senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  In 2014, the terms of the plan were changed, and all accrued amounts will be paid to the employees as part of the LTR plan with 50% of the accrued amount added to the LTR payments to be made in 2015 and the remainder added to LTR payments to be made in 2016.  Total deferred compensation liability under this plan at December 31, 2014 and 2013 was $599 and $1,755, respectively.

Stock-based compensation — In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the 2013 Long-term Incentive Equity Plan (the “Equity Plan”).  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  On May 10, 2014, 25,000 of these Units vested.  On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  The Units will vest 50% on September 23, 2015 and 50% on March 23, 2017, subject to continuing employment of the executive.  Vesting in both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the years ended December 31, 2014 and 2013, the Company recognized $934 and $366, respectively, in compensation expense.  At December 31, 2014, approximately $2.4 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 2.3 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2014, there were 110 Dividend Equivalent Units that were accrued on 25,000 Units that vested on April 30, 2014.

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

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

4.                                      Pasadena, Texas (lease was mutually terminated as of August 31, 2014)

During the years ended December 31, 2014, 2013 and 2012, the Company paid $862, $907 and $929, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC.  The property is located in Calgary, Canada.  During the years ended December 31, 2014, 2013 and 2012 Primoris paid $289, $295 and $292, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the years ended December 31, 2014, 2013 and 2012, Primoris paid $90, $90 and $90, respectively, in lease payments.  The current term of the lease is through January 13, 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the years ended December 31, 2014 and 2013, the Company paid $264 and $264, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.

As discussed in Note 8— “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 21—Income Taxes

The components of the provision for income taxes are as follows:

	2014	2013	2012
Current provision (benefit)
Federal	$28,203	$41,323	$27,524
State	5,398	10,051	7,125
Foreign	1,074	772	67
	$34,675	$52,146	$34,716

Deferred provision (benefit)
Federal	3,586	(6,099)	(451)
State	457	(874)	(366)
Foreign	(72)	67	(62)
	3,971	(6,906)	(879)
Change in valuation allowance	—	(344)	—
Total	$38,646	$44,896	$33,837

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	4.66%	4.72%	4.87%
Foreign tax credit	(0.98)%	(0.73)%	(0.01)%
Canadian income tax	0.98%	0.73%	0.01%
Domestic production activities deduction	(3.07)%	(3.67)%	(2.97)%
Nondeductible meals & entertainment	3.38%	2.58%	2.12%
Other items	(2.01)%	0.56%	(1.67)%
Effective tax rate on income before provision for income taxes excluding income attributable to noncontrolling interests	37.96%	39.19%	37.35%
Impact of income from noncontrolling interests on effective tax rate	(0.19)%	(1.65)%	(0.61)
Effective tax rate on income before provision for income taxes and noncontrolling interests	37.77%	37.54%	36.74%

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

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Accrued workers compensation	$6,460	$6,561
Insurance reserves	3,698	3,448
Other accrued liabilities	15,729	20,466
State income taxes	654	1,551
Capital loss carryforward	1,139	—
Foreign tax credit	575	522
Total deferred tax assets	28,255	32,548
Deferred tax liabilities
Depreciation and amortization	(33,657)	(28,844)
Prepaid expenses and other	(527)	(663)
Total deferred tax liabilities	(34,184)	(29,507)
Total	$(5,929)	$3,041

In the third quarter of 2014, the Internal Revenue Service concluded an examination of our federal income tax returns for 2011 and 2012 which did not have a material impact on our financial statements.  The Company’s federal income tax returns are no longer subject to examination for tax years before 2013.  The statutes of limitation of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2009 through 2013 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

A reconciliation of the beginning and ending amounts and aggregate changes in the balance of unrecognized tax benefits for each period is as follows:

	2014	2013	2012

Beginning balance	$5,382	$72	$467
Increases in balances for tax positions taken during the current year	—	1,340	—
Increases in balances for tax positions taken during prior years	—	3,993	—
Settlements and effective settlements with tax authorities	(4,878)	—	—
Lapse of statute of limitations	(48)	(23)	(395)
Total	$456	$5,382	$72

The unrecognized tax benefits, if recognized, would not have a material impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense, which for the three years presented were not material.

The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months.

Note 22—Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Numerator:
Net income	$63,682	$74,680	$58,267
Net income attributable to noncontrolling interests	(526)	(5,020)	(1,511)
Net income attributable to Primoris	$63,156	$69,660	$56,756

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,607	51,540	51,391
Dilutive effect of shares issued to independent directors	2	3	11
Dilutive effect of unvested restricted stock units (1)	138	66	—
Dilutive effect of shares issued to Q3C sellers (2)	—	1	4
Weighted average shares for computation of diluted earnings per share	51,747	51,610	51,406

Earnings per share attributable to Primoris:
Basic	$1.22	$1.35	$1.10
Diluted	$1.22	$1.35	$1.10

(1)         Represents the effect of the grant of 100,000 shares of Restricted Stock Units on May 3, 2013 and 48,512 Units on March 24, 2014.

(2)         Represents the effect of the 29,273 unregistered shares of common stock issued in February 2013 as part of the purchase consideration for the Q3C acquisition in 2012.

Note 23—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,561,396 and 51,571,394 shares were issued and outstanding as of December 31, 2014 and 2013, respectively. As of December 31, 2014, there were 364 holders of record of our common stock.

In March 2014, the Company received $1,671 for 77,455 shares of common stock purchased and issued in accordance with the Company’s Long-Term Retention Plan (“LTR Plan”).  The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price.  The shares purchased in March 2014 were for bonus amounts earned in 2013 and the number of shares was calculated at 75% of the average market price of December 2013.  In March 2013, the Company received $1,455 for 131,989 shares of common stock issued under the LTR Plan for bonus amounts earned in the prior year.

As part of the Company’s quarterly compensation for the non-employee members of the Board of Directors, the Company issued shares of common stock under the Equity Plan as follows:

•                  6,172 shares in August 2014,

•                  6,375 shares in February 2014,

•                  9,110 shares in August 2013,

•                  12,480 shares in March 2013,

•                  15,280 shares in August 2012, and

•                  12,395 shares in February 2012.

The shares were fully vested upon issuance and have a one-year trading restriction.

As part of the acquisition of Q3C, the Company issued 29,273 unregistered shares of stock on January 7, 2013 based on the average December 2012 closing prices, or $14.69 per share for a total value of $430.

As discussed in Note 19—“Deferred Compensation,” the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan.

At December 31, 2014, there were 2,278,651 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2014.

The Company was provided 15,144 shares of Primoris common stock in exchange for the payment of a $300 note receivable associated with the February 2010 sale of the Company’s Ecuador business.  The note was fully reserved in 2010.  The shares, valued at $19.81 per share, were cancelled by the Company and the Company recorded the transaction as non-operating income in March 2013.

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, could acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the period from February 2014 through September 2014, the Company purchased and cancelled 100,000 shares of stock for $2.8 million at an average cost of $28.44 per share.  This share repurchase program expired on December 31, 2014.

In May 2012, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate purchase price of $20 million.  During the period from May 2012 through June 2012, the Company purchased and cancelled 89,600 shares of stock for $1.0 million at an average cost of $11.17 per share.  This share repurchase program expired on December 31, 2012.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2014 or 2013.

Warrants

At December 31, 2014 and 2013, there were no warrants outstanding.

Note 24—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2014
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$470,074	$515,291	$613,237	$487,592
Gross profit	49,757	61,194	75,473	49,616
Net income	11,265	16,003	27,390	9,024
Net income attributable to Primoris	10,833	16,003	27,390	8,930

Earnings per share:
Basic earnings per share	$0.21	$0.31	$0.53	$0.17
Diluted earnings per share	$0.21	$0.31	$0.53	$0.17

Weighted average shares outstanding (in thousands)
Basic	51,610	51,655	51,606	51,561
Diluted	51,714	51,804	51,759	51,710

	Year Ended December 31, 2013
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$409,995	$445,013	$551,333	$537,879
Gross profit	46,096	59,537	75,465	74,917
Net income	10,040	15,893	23,193	25,554
Net income attributable to Primoris	9,770	15,564	21,845	22,481

Earnings per share:
Basic earnings per share	$0.19	$0.30	$0.42	$0.44
Diluted earnings per share	$0.19	$0.30	$0.42	$0.44

Weighted average shares outstanding (in thousands)
Basic	51,456	51,562	51,568	51,571
Diluted	51,467	51,626	51,671	51,671

	Year Ended December 31, 2012
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$291,573	$337,436	$431,842	$480,883
Gross profit	37,596	44,004	56,291	54,819
Net income	10,530	11,857	17,948	17,932
Net income attributable to Primoris	10,486	11,733	17,516	17,021

Earnings per share:
Basic earnings per share	$0.21	$0.23	$0.34	$0.33
Diluted earnings per share	$0.20	$0.23	$0.34	$0.33

Weighted average shares outstanding (in thousands)
Basic	51,096	51,435	51,398	51,404
Diluted	51,337	51,435	51,404	51,418

Note 25—Subsequent Events

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”), a subsidiary of Otter Tail Corporation for approximately $23 million in cash.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company.  For the year ended December 31, 2014, Aevenia generated operating income of $4.2 million on revenues of $44.4 million.  The assets purchased and liabilities assumed on the acquisition date included $3.8 million in current assets, $1.1 million in current liabilities and $20.3 million in equipment, intangible assets and goodwill.  Due to the short period of time between the acquisition date and this report, the estimated values are preliminary and subject to change.

Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services.  The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”).  Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa.  The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and expands the Company’s offerings to new geographies in the Midwest.  Aevenia will be re-branded as Primoris AV, Energy and Electrical Construction Corporation, and operate as part of Primoris’ Energy segment.

In addition, on February 24, 2015, the Board of Directors declared a cash dividend of $0.04 per common share for stockholders of record as of March 31, 2015, payable on or about April 15, 2015.

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (1)

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (2)

Exhibit 2.3	Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (3)

Exhibit 2.4

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (4)

Exhibit 2.5

Stock Purchase Agreement, dated November 8, 2012, by and among Primoris Services Corporation, a Delaware corporation, Q3 Contracting Inc., a privately-held Minnesota corporation, all of the shareholders of Q3 Contracting Inc. and Jay P. Osborn as representative of the shareholders of Q3 Contracting Inc. (5)

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.4	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.5	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.6	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.7	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.8	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit 10.9	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.10	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.11	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.12	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (16)

Exhibit 10.13	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.14	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.15	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (19)

Exhibit 10.16	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (19)

Exhibit 10.17	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.18	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.19	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.20

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (19)

Exhibit 10.21	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (19)

Exhibit 10.22	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.23	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.24	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.25	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (20)

Exhibit 10.26

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (21)

Exhibit 10.27	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.28	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.29	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.30	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.31	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.32	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.33

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.34

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (26)

Exhibit 10.35	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (27)

Exhibit 10.36	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (27)

Exhibit 10.37	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (27)

Exhibit 10.38	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (28)

Exhibit 10.39	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (28)

Exhibit 10.40	Promissory Note, dated June 11,2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (30)

Exhibit 10.41

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (30)

Exhibit 10.42

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (30)

Exhibit 10.43	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.44	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (31)

Exhibit 10.45

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (31)

Exhibit 10.46	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (32)

Exhibit 10.47	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (32)

Exhibit 10.48	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (33)

Exhibit 10.49

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (33)

Exhibit 10.50	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc. (33)

Exhibit 10.51	Amendment No. 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC. (33)

Exhibit 10.52	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank. (33)

Exhibit 10.53

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (34)

Exhibit 10.54

Waiver and Amendment Agreement, dated as of April 30, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (34)

Exhibit 10.55

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (34)

Exhibit 14.1	Code of Ethics and Business Conduct (29)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.

(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.