Form 10-Q
period 2015-03-31
Primoris Services Corp
filed 2015-05-06
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

At May 5, 2015, 51,665,821 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$106,018	$139,465
Short-term investments	30,494	30,992
Customer retention deposits and restricted cash	823	481
Accounts receivable, net	299,028	337,382
Costs and estimated earnings in excess of billings	85,120	68,654
Inventory and uninstalled contract materials	60,677	58,116
Deferred tax assets	13,555	13,555
Prepaid expenses and other current assets	37,083	31,720
Total current assets	632,798	680,365
Property and equipment, net	282,046	271,431
Intangible assets, net	37,930	39,581
Goodwill	128,727	119,410
Other long-term assets	400	400
Total assets	$1,081,901	$1,111,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,049	$128,793
Billings in excess of costs and estimated earnings	145,982	158,595
Accrued expenses and other current liabilities	75,887	83,401
Dividends payable	2,063	2,062
Current portion of capital leases	1,509	1,650
Current portion of long-term debt	41,226	38,909
Current portion of contingent earnout liabilities	919	5,901
Total current liabilities	388,635	419,311
Long-term capital leases, net of current portion	431	657
Long-term debt, net of current portion	202,617	204,029
Deferred tax liabilities	19,484	19,484
Long-term contingent earnout liabilities, net of current portion	1,048	1,021
Other long-term liabilities	14,119	12,899
Total liabilities	626,334	657,401
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,665,821 and 51,561,396 issued and outstanding at March 31, 2015 and December 31, 2014	5	5
Additional paid-in capital	162,359	160,186
Retained earnings	293,236	293,628
Noncontrolling interests	(33)	(33)
Total stockholders’ equity	455,567	453,786
Total liabilities and stockholders’ equity	$1,081,901	$1,111,187

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$392,780	$470,074
Cost of revenues	354,775	420,317
Gross profit	38,005	49,757
Selling, general and administrative expenses	33,760	29,712
Operating income	4,245	20,045
Other income (expense):
Income from non-consolidated entities	—	14
Foreign exchange gain	436	26
Other expense	(44)	(114)
Interest income	12	52
Interest expense	(1,922)	(1,668)
Income before provision for income taxes	2,727	18,355
Provision for income taxes	(1,055)	(7,090)
Net income	$1,672	$11,265

Less net income attributable to noncontrolling interests	$—	$(432)

Net income attributable to Primoris	$1,672	$10,833
Earnings per share:
Basic	$0.03	$0.21
Diluted	$0.03	$0.21
Weighted average common shares outstanding:
Basic	51,572	51,610
Diluted	51,726	51,714

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,672	$11,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,854	11,709
Amortization of intangible assets	1,651	1,843
Loss (gain) on sale of property and equipment	510	(355)
Income from non-consolidated entities	—	(14)
Stock—based compensation expense	262	137
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(342)	5,249
Accounts receivable	41,236	15,831
Costs and estimated earnings in excess of billings	(16,164)	(17,921)
Other current assets	(7,065)	(7,938)
Accounts payable	(8,487)	(8,213)
Billings in excess of costs and estimated earnings	(13,453)	(26,064)
Contingent earnout liabilities	(4,955)	(4,886)
Accrued expenses and other current liabilities	(6,421)	1,534
Other long-term liabilities	(280)	(3,855)
Net cash provided by (used in) operating activities	2,018	(21,678)
Cash flows from investing activities:
Purchase of property and equipment	(16,581)	(15,067)
Proceeds from sale of property and equipment	2,823	1,391
Purchase of short-term investments	—	(586)
Sale of short-term investments	498	1,946
Cash received for the sale of Alvah minority interest	—	1,189
Cash paid for acquisitions	(22,302)	—
Net cash used in investing activities	(35,562)	(11,127)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,000	—
Repayment of capital leases	(367)	(1,079)
Repayment of long-term debt	(10,095)	(11,314)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,621	1,671
Dividends paid	(2,062)	(1,805)
Cash distribution to non-controlling interest holder	—	(1,125)
Net cash provided by (used in) financing activities	97	(13,652)
Net change in cash and cash equivalents	(33,447)	(46,457)
Cash and cash equivalents at beginning of the period	139,465	196,077
Cash and cash equivalents at end of the period	$106,018	$149,620

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash paid during the period for:
Interest	$1,922	$1,508

Income taxes, net of refunds received	$505	$2,341

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months Ended
	March 31,
	2015	2014
	(Unaudited)

Dividends declared and not yet paid	2,063	$1,808

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation (the “Company”) is a holding company of various construction and product engineering subsidiaries. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware, and its corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

Reportable Operating Segments — In the third quarter 2014, the Company reorganized its business segments to match the changes in the Company’s internal organization and management structure.  The current operating segments include:  the West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment, and the Energy segment, which included certain subsidiaries that were included as part of the prior year East Construction Services and Engineering segments (“Energy segment”).  All prior period amounts related to the segment change have been retrospectively reclassified throughout these quarterly financial statements to conform to the new presentation.  See Note 20 — Reportable Operating Segments.

The following table lists the Company’s primary operating subsidiaries and their current and prior reportable operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
Primoris AV, Energy and Electrical Construction Corp. (“Primoris AV”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West Construction Services segment. The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements. The project has been completed and the project warranty will expire in May 2015 at which time the Company will terminate the Blythe joint venture. Financial information is presented in “Note 12—Noncontrolling Interests.”

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million. During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP. When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity. For the years 2015 and 2014, all intercompany revenue and profit of the project was eliminated, and at March 31, 2015, a total of $13.4 million has been capitalized as property, plant and equipment.

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

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber and Ram-Fab purchases provided for a contingent earnout amounts as discussed in “Note 8—Business Combinations”.

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for approximately $23 million in cash. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”) and operates as part of Primoris’ Energy segment.

Headquartered in Moorhead, Minnesota, Primoris AV is an energy and electrical construction company. For the year ended December 31, 2014, Primoris AV generated operating income of $4.2 million on revenues of $44.4 million. The estimated value of the assets purchased and liabilities assumed on the acquisition date included $4.0 million in current assets, $2.3 million in current liabilities, plant and equipment of $11.2 million and $9.3 million in intangible assets and goodwill.

Primoris AV specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Primoris AV has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Primoris AV to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three-month period ended March 31, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 16, 2015, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2014, have been omitted.

This First Quarter 2015 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders based on an estimated probability of realization from change order approval. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

During the three months ending March 31, 2015, revenues generated by the top ten customers were $236 million, which represented 60.2% of total revenues during the period. During that period, a large midstream pipeline company represented 13.9% of total revenues and TX DOT represented 10.9% of total revenues.

During the three months ending March 31, 2014, revenues generated by the top ten customers were $283 million, which represented 60.1% of total revenues during the period. During that period, a large solar electric plant represented 12.7% of total revenues and TX DOT represented 9.3% of total revenues.

At March 31, 2015, approximately 10.6% of the Company’s accounts receivable were due from one customer, and that customer provided 13.9% of the Company’s revenues for the three months ended March 31, 2015. In addition, of total accounts receivable, approximately 17.2% of total accounts receivable are currently in dispute resolution. See Note 19 — “Commitments and Contingencies”.

At March 31, 2014, approximately 12.7% of the Company’s accounts receivable were due from one customer, and that customer provided 12.7% of the Company’s revenues for the three months ended March 31, 2014.

Multiemployer Plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 19 — “Commitments and Contingencies.” The Company has no plans to withdraw from any other agreements.

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

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption would require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard is currently effective January 1, 2017; however, the FASB recently issued a proposal that, when finalized, would defer the effective date for us to January 1, 2018.  The Company is currently evaluating the potential impact of adoption and the implementation approach to be used.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2015:
Cash and cash equivalents	$106,018	$106,018	—	—
Short-term investments	$30,494	$30,494	—	—
Liabilities as of March 31, 2015:
Contingent consideration	$1,967	—	—	$1,967

Assets as of December 31, 2014:
Cash and cash equivalents	$139,465	$139,465	—	—
Short-term investments	$30,992	$30,992	—	—
Liabilities as of December 31, 2014:
Contingent consideration	$6,922	—	—	$6,922

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the three months ended March 31, 2015 and 2014:

	Significant Unobservable Inputs (Level 3)
	2015	2014
Contingent Consideration Liability
Beginning balance, January 1, 2015 and 2014	$6,922	$9,233
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability	45	114
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	(5,000)	(5,000)
Ending balance, March 31, 2015 and 2014	$1,967	$4,347

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as other non-operating expense or income in the Company’s statement of income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and an estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	March 31, 2015	December 31, 2014

Contracts receivable, net of allowance for doubtful accounts of $710 at March 31, 2015 and $540 at December 31, 2014	$256,199	$287,806
Retention receivable	42,644	49,104
	298,843	336,910
Other accounts receivable	185	472
	$299,028	$337,382

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2015	December 31, 2014

Costs incurred on uncompleted contracts	$3,994,118	$5,194,769
Gross profit recognized	461,852	613,510
	4,455,970	5,808,279
Less: billings to date	(4,516,832)	(5,898,220)
	$(60,862)	$(89,941)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2015	December 31, 2014

Costs and estimated earnings in excess of billings	$85,120	$68,654
Billings in excess of costs and estimated earnings	(145,982)	(158,595)
	$(60,862)	$(89,941)

Note 7—Equity Method Investments

Alvah, Inc.

As part of its acquisition of Q3C in November 2012, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah was engaged in electrical contracting activities, primarily in Northern California, and has worked as a subcontractor for ARB both prior to and subsequent to the Q3C acquisition.

On February 5, 2014, the majority owner of Alvah, in accordance with the original investment agreement, elected to purchase the Company’s minority interest effective January 1, 2014 for a cash payment of $1,189.  At the time of the transaction, the Company recorded income adjustments of $14 related to the final sale in the first quarter of 2014.

Note 8 — Business Combinations

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for approximately $23 million in cash. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”), and operates as part of Primoris’ Energy segment. Headquartered in Moorhead, Minnesota, Primoris AV is an energy and electrical construction company. For the year ended December 31, 2014, Primoris AV generated operating income of $4.2 million on revenues of $44.4 million. The estimated value of the assets purchased and liabilities assumed on the acquisition date included $4.0 million in current assets, $2.3 million in current liabilities, plant and equipment of $11.2 million and $9.3 million in intangible assets and goodwill. The Company has temporarily included the $9.3 million value as part of goodwill at March 31, 2015. Due to the short period of time between the acquisition date and this report, the estimated values are preliminary and subject to change.

Primoris AV specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Primoris AV has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Primoris AV to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2015 and 2014

The following pro forma information for the three months ended March 31, 2015 and 2014 presents the results of operations of the Company as if the Primoris AV acquisition and the 2014 acquisitions of Vadnais, Surber, Ram-Fab and Williams had all occurred at the beginning of 2014. The supplemental pro forma information has been adjusted to include:

•                                          the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                                          the pro forma impact of the expense associated with amortization of the discount for the fair value of the contingent consideration (related to the 2014 Vadnais, Surber and Ram-fab acquisitions) for potential earnout liabilities that may be achieved during the years 2015 through 2017; and

•                                          the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three months ended March 31, 2015 and the same period in 2014.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January 1, 2014.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the Primoris AV acquisition.

	Three months ended March 31,
	2015	2014

Revenues	395,778	483,809
Income before provision for income taxes	180	16,168
Net income attributable to Primoris	118	9,499

Weighted average common shares outstanding:
Basic	51,572	51,610
Diluted	51,726	51,714

Earnings per share:
Basic	$0.00	$0.18
Diluted	$0.00	$0.18

Note 9—Intangible Assets

At March 31, 2015 and December 31, 2014, intangible assets totaled $37,930 and $39,581, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	March 31,	December 31,
	Period	2015	2014
Tradename	3 to 10 years	$17,354	$18,194
Non-compete agreements	2 to 5 years	$900	$1,074
Customer relationships	5 to 15 years	$19,676	$20,313
Total		$37,930	$39,581

Amortization expense of intangible assets was $1,651 and $1,843 for the three months ended March 31, 2015 and 2014, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2015 (remaining nine months)	$4,746
2016	5,980
2017	5,703
2018	5,239
2019	3,388
Thereafter	12,874
$37,930

Note 10—Accounts Payable and Accrued Liabilities

At March 31, 2015 and December 31, 2014, accounts payable included retention amounts of approximately $8,412 and $9,285, respectively.  These amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	March 31, 2015	December 31, 2014

Payroll and related employee benefits	$31,133	$37,261
Insurance, including self-insurance reserves	34,379	34,377
Reserve for estimated losses on uncompleted contracts	3,013	2,363
Corporate income taxes and other taxes	4,317	3,775
Accrued overhead cost	983	1,059
Other	2,062	4,566
	$75,887	$83,401

Note 11—Credit Arrangements

Revolving Credit Facility

As of March 31, 2015, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $3,620 at March 31, 2015 and $4,659 at December 31, 2014.  Other than commercial letters of credit, there were no borrowings under this line of credit during the three months ended March 31, 2015, and available borrowing capacity at March 31, 2015 was $121,380.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at March 31, 2015.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2015 and December 31, 2014, letters of credit outstanding totaled $2,505 and $2,563 in Canadian dollars, respectively.  At March 31, 2015, the available borrowing capacity was $5,495 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At March 31, 2015, OnQuest Canada, ULC was in compliance with the covenant.

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

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three months ended March 31:

	March 31, 2015	March 31, 2014

Revenues	$—	$940
Net income attributable to noncontrolling interests	—	432

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made no distributions in 2015 and made distributions of $1,125 to the non-controlling interests and $1,125 to the Company during the three months ending March 31, 2014. There were no capital contributions made during the year ended December 31, 2014 or through the three months ended March 31, 2015.

The carrying values of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets and were immaterial at December 31, 2014 and March 31, 2015. The project has been completed and following the end of the project warranty period in May 2015, Blythe will be terminated.

Note 13 — Contingent Earnout Liabilities

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets. The sellers were paid an additional $5,000 in March 2015 based on achieving an operating performance target for the calendar year 2014.

In June 2014, the Company acquired the assets of Vadnais Company for $6,354 in cash plus an earnout of $900, with $450 payable in 2015 and $450 payable in 2016, contingent upon meeting a certain performance targets for each of the two years.  The estimated fair value of the contingent consideration on the acquisition date was $679.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million in cash for the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC.  The Surber purchase provided a contingent earnout amount of up to $1.8 million over a 3-year period, which had an estimated fair value of $1.0 million on the acquisition date.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project.

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

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

4.                                      Pasadena, Texas (lease was mutually terminated as of August 31, 2014)

During the three months ended March 31, 2015 and 2014, the Company paid $205 and $219, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2015 and 2014, Primoris paid $66 and $72, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the three months ended March 31, 2015 and 2014, Primoris paid $23 in both periods, in lease payments. The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C. The property is located in Little Canada, Minnesota. During the three months ended March 31, 2015 and 2014, the Company paid $66 in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022.

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

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three months ended March 31, 2015 and 2014, the Company recognized $262 and $137, respectively, in compensation expense.  At March 31, 2015, approximately $2.1 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 2.1 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At March 31, 2015, there were 168 Dividend Equivalent Units that were accrued on 25,000 Units that vested on April 30, 2014.

Note 16—Income Taxes

The effective tax rate for the three months ended March 31, 2015 for both income before taxes and noncontrolling interests and for income attributable to Primoris is 38.69%.  The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

Note 17—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2015 as follows:

•                                    On November 4, 2014, the Company declared a cash dividend of $0.04 per common share, payable to stockholders of record on December 31, 2014.  The dividend, totaling $2,062, was paid on January 15, 2015.

•                                    On February 24, 2015, the Company declared a cash dividend of $0.04 per common share, payable to stockholders of record on March 31, 2015.  The dividend, totaling $2,063, was paid on April 15, 2015.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Net income attributable to Primoris	$1,672	$10,833
Denominator:
Weighted average shares for computation of basic earnings per share	51,572	51,610
Dilutive effect of shares issued to independent directors	5	—
Dilutive effect of unvested restricted stock units and vested dividend equivalent units (1)	149	104
Weighted average shares for computation of diluted earnings per share	51,726	51,714

Earnings per share:
Basic	$0.03	$0.21
Diluted	$0.03	$0.21

(1)         Represents the dilutive effect of a grant for 100,000 shares of Units on May 3, 2013 and 48,512 shares of Units on March 24, 2014 and the effect of 168 vested Dividend Equivalent Units as of March 31, 2015.

Note 18—Stockholders’ Equity

Common stock — In March 2015, the Company received $1,621 for 96,257 shares of common stock purchased under a long-term incentive plan.  The Company’s Long-Term Retention Plan (“LTR Plan”) for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2015 were for bonus amounts earned in 2014 and the number of shares was calculated at 75% of the average market closing price for the month of December 2014.  In March 2014, the Company received $1,671 for 77,455 shares of common stock issued under the LTR Plan for bonus amounts earned in the prior year.

In March 2015 and 2014, the Company issued 8,168 shares and 6,375 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 15 — “Stock Based Compensation”, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan.

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on certain conditions, could purchase up to $23 million in Company stock.  During the three months ending March 31, 2014, the Company did not purchase any shares of stock. The share repurchase program expired on December 31, 2014.

Note 19—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2015 and 2014 was $4,144 and $3,637, respectively, including amounts paid to related parties of $360 and $380, respectively.

Letters of credit — At March 31, 2015, the Company had letters of credit outstanding of $5,601 and at December 31, 2014, the Company had letters of credit outstanding of $6,864.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.

At March 31, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has recorded a receivable of $29.7 million, and received $11.2 million of the amount due in April 2015. At March 31, 2015, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $29 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

Bonding— At March 31, 2015 and December 31, 2014, the Company had bid and completion bonds issued and outstanding totaling approximately $1,423,744 and $1,518,018, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Company recorded a liability of $7,500 based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million. Without agreeing to the amount and while initiating an appeal, the Company has made monthly payments, which are being expensed, including interest, totaling $1,008 through March 31, 2015.

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan. In November 2012, Q3C estimated a withdrawal liability of $85. In the first quarter of 2013, the Plan asserted that the liability was $119. Without agreeing to the amount, Q3C has made monthly payments, including interest, totaling $34 through March 31, 2015.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 13 — “Contingent Earnout Liabilities”.

Note 20—Reportable Operating Segments

In the third quarter 2014, the Company reorganized its business segments to match the change in the Company’s internal organization and management structure. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. The following is a brief description of each of the Company’s reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The Blythe joint venture is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and the Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States. The segment includes the operations of the PES pipeline and gas facility construction and maintenance operations, the JCG Industrial division and the newly acquired Primoris AV, Surber and Ram-Fab operations. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended March 31, 2015 and 2014 were as follows:

	For the three months ended March 31,
	2015		2014
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$186,385	47.5%	$234,027	49.8%
East	123,700	31.5%	106,970	22.8%
Energy	82,695	21.0%	129,077	27.4%
Total	$392,780	100.0%	$470,074	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2015 and 2014 were as follows:

	For the three months ended March 31,
	2015		2014
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$21,464	11.5%	$31,674	13.5%
East	9,108	7.4%	6,758	6.3%
Energy	7,433	9.0%	11,325	8.8%
Total	$38,005	9.7%	$49,757	10.6%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2015 and at December 31, 2014.

Segment	March 31, 2015	December 31, 2014

West	$45,239	$45,239
East	43,267	43,267
Energy	40,221	30,904
Total	$128,727	$119,410

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

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (“First Quarter 2015 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2015 Report, our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2015 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2015 Report and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Generally, we recognize revenues and profitability on our contracts depending on the type of contract. For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price and cost-plus contracts, we generally recognize revenue as units are completed or services are performed.

In the third quarter 2014, we reorganized our business segments to match the change in the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our new chief operating officer on the services we provide to our energy related customers, primarily in the Gulf Coast area (the “Energy segment”) and a continuing geographic view for the West and East segments. The chief operating officer regularly reviews our operating performance based on these revised segments. The operating segments now include: The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout this First Quarter 2015 Report to conform to the new presentation.  The following is a brief description of each of our reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, and Vadnais, acquired in June 2014. Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe joint venture is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes our JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States.  The segment includes the PES pipeline and gas facility construction and maintenance operations, the JCG Industrial division, the Surber and Ram-Fab divisions and the newly acquired operations of Primoris AV. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their current and prior operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
JCG Industrial Division	Energy	East
Primoris Energy Services Corporation (“PES”)	Energy	East
Primoris AV, Energy and Electrical Construction Corp. (“Primoris AV”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy	Engineering

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements.  The project has been completed and the project warranty will expire in May 2015 at which time the Company will terminate Blythe.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP.  When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity.  All intercompany revenue and profit of the project have been eliminated, and at March 31, 2015, a total of $13.4 million has been capitalized as property, plant and equipment.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which on June 5, 2014, purchased the assets of Vadnais Corporation for $6.4 million. Vadnais is a general contractor specializing in micro-tunneling. The assets purchased were primarily equipment, buildings and land. The purchase included a contingent earnout on meeting certain operating targets.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million to acquire the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams has been integrated into Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for approximately $23 million in cash. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”), and operates as part of Primoris’ Energy segment. For the year ended December 31, 2014, Primoris AV generated operating income of $4.2 million on revenues of $44.4 million. The estimated value of the assets purchased and liabilities assumed on the acquisition date included $4.0 million in current assets, $2.3 million in current liabilities, plant and equipment of $11.2 million and $9.3 million in intangible assets and goodwill. Due to the short period of time between the acquisition date and this report, the estimated values are preliminary and subject to change.

Headquartered in Moorhead, Minnesota, Primoris AV is an energy and electrical construction company that specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Primoris AV has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Primoris AV to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

For some end markets we perform the same services in each of the West, East and Energy segments, while for other end markets, such as poured-in-place parking structures or turn-around services, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues derived from our major end-markets, with prior periods conformed to the current year market breakdown:

	Twelve Months Ended March 2015	Twelve Months Ended December 2014	Twelve Months Ended March 2014

Underground capital projects	17%	17%	23%
Utility services	30%	28%	27%
Industrial	23%	27%	24%
Heavy Civil	23%	22%	20%
Engineering	4%	3%	2%
Other	3%	3%	4%
Total	100%	100%	100%

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services. The recent significant reduction in the price of oil has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed. When the current oversupply eases and with the continuing global demand increases for oil, oil prices would expect to recover from the current levels. We believe that while the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, the need for pipeline infrastructure for mid-stream companies will result in a continuing need for our services over time. The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects. For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources. However, we believe that regulated utility customers will continue to invest in the maintenance and replacement services provided by us.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2014, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and litigation and contingencies. There have been no material changes to our critical accounting policies since December 31, 2014.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$392,780	100.0%	$470,074	100.0%
Gross profit	38,005	9.7%	49,757	10.6%
Selling, general and administrative expense	33,760	8.6%	29,712	6.3%
Operating income	4,245	1.1%	20,045	4.3%
Other income (expense)	(1,518)	(0.4)%	(1,690)	(0.4)%
Income before income taxes	2,727	0.7%	18,355	3.9%
Income tax provision	(1,055)	(0.3)%	(7,090)	(1.5)%
Net income	$1,672	0.4%	$11,265	2.4%
Net income attributable to noncontrolling interests	—	—%	(432)	(0.1)%
Net income attributable to Primoris	$1,672	0.4%	$10,833	2.3%

Revenues

Revenues for the three months ended March 31, 2015 decreased by $77.3 million, or 16.4%, compared to the same period in 2014. The primary reason for the decrease was the impact of severe wet, winter weather.

From an end-market perspective, our end-market revenues for underground capital projects decreased by $25.5 million and the industrial end-market revenues decreased by $89.0 million, as compared to the first quarter of 2014. Revenues increased in our heavy civil end-market by $17.0 million, in our underground utility end-market by $10.0 million, in the engineering end-market by $8.8 million and by $1.4 million in our other end-markets, as compared to the first quarter of 2014.

Gross Profit

Gross profit decreased by $11.8 million, or 23.6%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the decrease in revenues.  Gross profit as a percentage of revenue declined 0.9% from 10.6% to 9.7%.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $4.0 million, or 13.6%, for the three months ended March 31, 2015, compared to the same period in 2014. Of the increase, $0.3 million was from the acquisition of Vadnais, $1.1 million from expenses associated with the Company’s internal review of methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing projects, with the remainder primarily from increased compensation and compensation-related expenses.  The internal review began in the fourth quarter of 2014 and is still ongoing.  For further information, please refer to the risk factor entitled “We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

SG&A as a percentage of revenue increased to 8.6% for the three months ended March 31, 2015, compared to 6.3% for the corresponding period in 2014 as a result of increased expenses and the significant decrease in revenues for the quarter.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Income from non-consolidated investments	$—	$14
Foreign exchange gain (loss)	436	26
Other expense	(44)	(114)
Interest income	12	52
Interest expense	(1,922)	(1,668)
Total other income (expense)	$(1,518)	$(1,690)

In the quarter ended March 31, 2014, income from non-consolidated investments was from an adjustment of the final sale price of the Alvah investment.

The increase in the foreign exchange gain for 2015 reflects currency exchange fluctuations of the stronger United States dollar compared to the Canadian dollar and due to increased activity in our OnQuest Canada operation. Our contracts in Calgary, Canada are primarily sold in United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

The decrease in other expense for 2015 was the result of lower fair value adjustments to contingent earnout liabilities reflecting the decrease in total earnout liabilities.

For the three months ended March 31, 2015, interest expense was $1.9 million, compared to $1.7 million for the same period in 2014.  The increase was due primarily to increased equipment debt financing.

Provision for income taxes

Our provision for income taxes decreased $6.0 million for the three months ended March 31, 2015 to $1.1 million compared to $7.1 million in the same period in 2014 primarily as a result of lower income before taxes and a lower effective tax rate. The tax rate applied to income attributable to Primoris in the three months ended March 31, 2015 was 38.7%, compared to 39.6% for the same period in 2014.  The 0.9% decrease in the effective tax rate resulted primarily from the variability of state taxes and the partial non-deductibility of reduced meals and incidental per diem expenses.

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

Segment results

West Segment

Revenue and gross profit for the West segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$186,385		$234,027
Gross profit	21,464	11.5%	31,674	13.5%

Revenue for the West segment decreased by $47.6 million, or 20.4%, for the three months ended March 31, 2015, compared to the same period in 2014. Revenue decreased by $63.5 million at the ARB Industrial division, due primarily to the completion of a large solar power project in the prior year. Rockford revenue grew by $13.0 million from an 88-mile pipeline project in the Houston, Texas area.

Gross profit for the West segment decreased by $10.2 million, or 32.2%, during the three months ended March 31, 2015, compared to the same period in 2014. The decrease in gross profit at the ARB Industrial division was $5.0 million and gross profit at Q3C decreased by $4.2 million primarily as a result of work shutdowns due to poor weather. Additionally, gross profit at Rockford decreased by $5.7 million due to completion of a higher margin project in the prior year March 31, 2014 quarter. Offsetting these decreases was an increase in gross profit of $4.8 million at the ARB Underground division on relatively a flat revenue change.

Gross profit as a percentage of revenue decreased to 11.5% during the three months ended March 31, 2015, from 13.5% in the same period in 2014 as a result of a decreased margins realized by Q3C and Rockford. Q3C experienced decreased margins due primarily to weather caused work shutdowns in its Pipeline and Midwest divisions. Rockford’s decreased margin was primarily due to reduced margins on the Houston pipeline project as a result of initial startup costs and the impact of severe wet, winter weather.

East Segment

Revenue and gross profit for the East segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
East Construction Services
Revenue	$123,700		$106,970
Gross profit	9,108	7.4%	6,758	6.3%

East segment revenue increased by $16.7 million, or 15.6 % for the three months ended March 31, 2015 compared to the same period in 2014. JCG’s Heavy Civil division revenue decreased by $1.8 million as increases of $5.1 million from LADOT projects and $2.6 million from MSDOT projects were partially offset by a decrease of $9.6 million from TXDOT and municipal projects. Revenue at the JCG Infrastructure and Maintenance division increased by $18.8 million as a result of increases in Florida and a large petrochemical project in Louisiana.

Gross profit increased by $2.3 million or 34.8% for the three months ended March 31, 2015. The gross profit increase at JCG’s Infrastructure and Maintenance division was $3.3 million. This increase was partially offset by a decrease at JCG’s Heavy Civil division of $1.8 million.

Gross Profit as a percentage of revenues increased to 7.4% during the three months ended March 31, 2015 from 6.3% in the prior year quarter reflecting higher margins for infrastructure and maintenance projects.

Energy Segment

Revenue and gross profit for the Energy segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$82,695		$129,077
Gross profit	7,433	9.0%	11,325	8.8%

Revenue for the Energy segment decreased by $46.4 million, or 35.9%, for the three months ended March 31, 2015, compared to the same period in 2014. The revenues were lower by $37.3 million at the PES Pipeline division, by $15.3 million at the PES Industrial division and by $9.2 million at the PES Saxon division. These decreases reflect primarily the impact of completion of projects that were active in the first quarter of 2014, but were completed prior to the start of the current quarter. Weather delays impacted 2015 revenues and the uncertainties associated with the significant decrease in crude oil prices impacted work at the Pipeline and Saxon divisions. Revenues increased by $8.9 million at OnQuest primarily from work on a Texas LNG plant and from fees earned on a suspended project.

Gross profit for the Energy segment for the three months ended March 31, 2015 decreased by $3.9 million or 34.4%, compared to the same period in 2014. Gross profit was reduced by $6.4 million primarily as a result of the decreased revenues at PES.  This was partially offset by the gross profit increase of $2.8 million at OnQuest, due primarily to fees earned on a suspended project during the quarter.

Gross Profit as a percent of revenues increased slightly to 9.0% during the three months ended March 31, 2015 from 8.8% in the prior year quarter. The prior year included zero margin revenues from a PES Pipeline division project.

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

Fixed Backlog

Fixed Backlog by operating segment for Fixed Backlog for the periods ending December 31, 2014 and March 31, 2015 and the changes in Fixed Backlog for the three months ended March 31, 2015 (in thousands):

Segment	Beginning Fixed Backlog at December 31, 2014	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at March 31, 2015	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for three months ended March 31, 2015

West	$237,349	$315,088	$105,324	$447,113	$81,061	$186,385
East	1,009,645	65,246	120,880	954,011	2,820	123,700
Energy	300,961	60,046	74,243	286,764	8,452	82,695
Total	$1,547,955	$440,380	$300,447	$1,687,888	$92,333	$392,780

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of March 31, 2015, our total Fixed Backlog was $1.69 billion representing an increase of $139.9 million, or 9.0%, from $1.55 billion as of December 31, 2014.  We expect that approximately 59% of the total Fixed Backlog at March 31, 2015, will be recognized as revenue over the next four quarters, with approximately $222 million expected for the West Construction Services segment, $500 million for the East Construction Services segment and $279 million for the Energy segment.

MSA and Total Backlog

The following table outlines historical MSA revenues for the past five quarters ($ in thousands):

	2015	2014
First Quarter	$90,668	$77,165
Second Quarter	N/A	111,443
Third Quarter	N/A	182,383
Fourth Quarter	N/A	131,006

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at March 31, 2015 (in thousands).

Segment:	Fixed Backlog at March 31, 2015	MSA Backlog at March 31, 2015	Total Backlog at March 31, 2015

West	$447,113	$401,496	$848,609
East	954,011	8,900	962,911
Energy	286,764	45,061	331,825
Total	$1,687,888	$455,457	$2,143,345

We expect that during the next four quarters, we will recognize as revenue approximately 73% of the West total backlog at March 31, 2015; approximately 53% of the East total backlog and approximately 98% of the Energy total backlog.

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

Our cash and cash equivalents and short-term investments totaled $136.5 million at March 31, 2015 compared to $170.5 million at December 31, 2014. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

Cash Flows

Cash flows during the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three months Ended March 31,
	2015	2014
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$2,018	$(21,678)
Net cash (used in) provided by investing activities	(35,562)	(11,127)
Net cash provided by (used in) financing activities	97	(13,652)
Net change in cash and cash equivalents	$(33,447)	$(46,457)

The first quarter of each calendar year tends to be the lowest for cash generation reflecting the overall lower work activities.  Of the $13.0 million improvement in cash flow for the first quarter of 2015 compared to the first quarter of 2014, $23.7 million of the improvement was provided by operating activities. This improvement was offset by cash used in investing activities, which included $22.3 million in cash for the acquisition of Primoris AV.

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three months Ended
	March 31,
	2015	2014	Change
	(Thousands)
Operating Activities:
Operating income	$4,245	$20,045	$(15,800)
Depreciation and amortization	15,505	13,552	1,953
Stock-based compensation expense	262	137	125
Loss (gain) on sale of property and equipment	510	(355)	865
Changes in assets and liabilities	(15,931)	(46,263)	30,332
Net other income (expense) and tax provision	(2,573)	(8,794)	6,221
Net cash provided by (used by) operating activities	$2,018	$(21,678)	$23,696

Net cash provided by operating activities for the three months ended March 31, 2015 of $2.0 million increased by $23.7 million compared to the same period in the prior year as increases in depreciation and amortization and improvements in the net changes in the balance sheet assets and liabilities more than offset the reduced operating income.

As shown in the table above, the largest change in operating cash flow was due to the net change in assets and liabilities of $30.3 million.  This change is outlined below:

•                  The reduction in the use of cash relating to construction projects, which include the change in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings amounted to $34.2 million.  This decrease in the use of cash is primarily due to the reduction in revenues of $77.3 million for the three months ended March 31, 2015 compared to the same period in 2014.

The primary changes from December 31, 2014 to March 31, 2015 included:

•                  Accounts receivable decreased by $41.2 million reflecting the traditionally lower revenues in the first quarter of 2015 compared to the fourth quarter of 2014. At March 31, 2015 accounts receivable represented 27.6% of our total assets compared to 30.4% at the end of 2014.  With the exception of two specific collection issues on two large projects (see the discussion in the “Receivable Collection Actions” below), we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                  Costs and estimated earnings in excess of billings increased by $16.1 million. The increases are associated with the time lag from when revenues were earned until the customer can be billed, which was approximately $5.3 million for ARB, $8.6 million for Rockford and $3.9 million for Q3C, offset by a reduction of $1.7 million primarily at PES.

•                  Billings in excess of costs and estimated earnings decreased by $13.5 million reflecting the completion of work paid for in advance.

•                  Uninstalled inventory increased by $2.5 million in the first quarter of 2015 compared to the first quarter of 2014;

•                  The earn-out liability was essentially unchanged from the prior year quarter, though it decreased by approximately $5.0 million compared to December 31, 2014 as a result of payments made to the sellers of Q3C upon achievement of certain operating targets in 2014; and

•                  The remaining increase in the use of cash of $1.9 million resulted primarily from a reduction in accrued expenses for the first quarter 2015 compared to the first quarter of 2014.

Investing activities

During the three months ended March 31, 2015, we purchased property and equipment for $16.6 million in cash compared to $15.1 million during the same period in the prior year. We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. Equipment purchases for 2015 are expected to be approximately $65 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $2.8 million during the three months ending March 31, 2015 and $1.4 million during the same period in 2014.

As part of our cash management program, we invested $0.0 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively, in short-term investments, and sold short-term investments of $0.5 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively.  Short-term investments consist primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.

On February 28, 2015, we purchased Primoris AV for a total of $23.0 million, using $22.3 million in cash, and recording a short-term payable of $0.7 million due to the sellers.  We made no acquisitions during the three months ended March 31, 2014.

Financing activities

Financing activities provided cash of $0.1 million for the three months ended March 31, 2015, which was net of several significant transactions impacting cash flows from financing activities, which included:

•                  $10.1 million in repayment of long-term debt and the repayment of $0.4 million in capital leases;

•                  Proceeds from new equipment borrowing of $11.0 million;

•                   Dividend payments of $2.1 million to our stockholders during the three months ended March 31, 2015; and

•                  $1.6 million in proceeds from the issuance of 96,257 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 11 — “Credit Agreements” in Item 1, Financial Statements of this First Quarter 2015 Report.

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

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

4.                                      Pasadena, Texas (lease was mutually terminated as of August 31, 2014)

During the three months ended March 31, 2015 and 2014, the Company paid $0.21 million and $0.22 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2015 and 2014, Primoris paid $0.07 million in both periods, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the three months ended March 31, 2015 and 2014, Primoris paid $0.02 million in both periods, in lease payments. The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C. The property is located in Little Canada, Minnesota. During the three months ended March 31, 2015 and 2014, the Company paid $0.06 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022.

Common stock

For a discussion of items affecting our common stock, please see Note 18 — “ Stockholders’ Equity “ in Item 1, Financial Statements of this First Quarter 2015 Report.

Contractual Obligations

As of March 31, 2015, we had $245.8 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of March 31, 2015 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$245,783	$42,735	$89,875	$71,217	$41,956
Interest on long-term debt (1)	23,012	6,199	9,256	5,026	2,531
Equipment operating leases	13,648	7,718	3,990	1,263	677
Contingent consideration obligations	1,967	919	1,048	—	—
Real property leases	11,385	3,104	5,221	2,976	84
Real property leases—related parties	8,657	1,439	2,831	1,941	2,446
	$304,452	$62,114	$112,221	$82,423	$47,694
Letters of credit	$5,601	$4,048	$1,553	$—	—

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

In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Company recorded a liability of $7.5 million based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million. Without agreeing to the amount and while initiating an appeal, the Company has made monthly payments, which are being expensed, including interest. Following a formal resolution to the issue, we will be required to pay an assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum settlement. As a result, we have not included the estimated withdrawal liability in the table above. Furthermore, we have excluded the payments associated with the contested withdrawal liability of Q3C based on its minimal value.  See Note 19 — “Commitments and Contingencies” in Item 1, Financial Statements of this First Quarter 2015 Report.

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

•                   Letters of credit issued under our lines of credit. At March 31, 2015, we had letters of credit outstanding of $5.6 million, primarily for international projects in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit;

•                   We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At March 31, 2015, equipment operating leases had a remaining commitment of $13.6 million and facility rental commitments were $20.0 million;

•                   In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2015, we had $1.4 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements;

•                   Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 19 — “ Commitments and Contingencies “ in Item 1, Financial Statements of this First Quarter 2015 Report, we have recognized a withdrawal liability for one plan. We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                   Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers. However, in 2014, we encountered unusual situations with two contracts.  In one instance, ARB Industrial performed work on a solar plant in the Mojave Desert. Based on our concerns about eventual collectability for the cost-reimbursable contract and in spite of many assurances of payment from the owner, we chose to recognize revenue equal to cost.  At the end of the project, the owner chose not to pay the final amounts due totaling $32.9 million. We are currently engaged in alternative dispute resolution as required by the contract. The owner has bonded around the liens that we filed, and we believe that action will enhance collectability of amounts due at the end of the dispute process.

In addition, Primoris Pipeline Services constructed a large capital pipeline for a customer in Texas. During the early stages of the project, we became concerned that the customer would not pay us for ancillary items as we believe is required by the contract. As a result of our concerns about eventual collectability, we chose to recognize revenue equal to cost. We have initiated legal action and filed liens to collect our $29.7 million receivable. In April 2015, we received $11.2 million of the amount due.

The Company has specific reserves for both projects of approximately $29 million included in “billings in excess of costs and estimated earnings”. While we believe that in both instances we are owed the full amount of the receivable, there can be no guarantee of the final amount that we receive or the timing of a resolution of the two matters.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2015 and December 31, 2014, due to the generally short maturities of these items. At March 31, 2015 and December 31, 2014, we held short term investments which were primarily in U.S. Treasury bills with various financial institutions that are backed by the federal government.  We expect to hold our investments to maturity.

At March 31, 2015, all of our long-term debt was subject to fixed interest rates.

At March 31, 2015, we had no derivative financial instruments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2015, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We anticipate continuing enhancement of our controls, especially as we begin to integrate our financial and operations information systems onto a common platform.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority, Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in Court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9.0 million.

At March 31, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has recorded a receivable of $29.7 million, and received $11.2 million of the amount due in April 2015. At March 31, 2015, the Company has not recorded revenues in excess of cost for these two projects, however, the Company has specific reserves for both projects of approximately $29 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PRIMORIS SERVICES CORPORATION

Date:	May 6, 2015	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)	Filed herewith