Form 10-Q
period 2015-06-30
Primoris Services Corp
filed 2015-08-06
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

At August 5, 2015, 51,675,569 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$85,970	$139,465
Short-term investments	—	30,992
Customer retention deposits and restricted cash	1,385	481
Accounts receivable, net	318,513	337,382
Costs and estimated earnings in excess of billings	109,537	68,654
Inventory and uninstalled contract materials	65,248	58,116
Deferred tax assets	13,555	13,555
Prepaid expenses and other current assets	32,488	31,720
Total current assets	626,696	680,365
Property and equipment, net	286,275	271,431
Intangible assets, net	39,860	39,581
Goodwill	124,562	119,410
Other long-term assets	2,200	400
Total assets	$1,079,593	$1,111,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,892	$128,793
Billings in excess of costs and estimated earnings	138,176	158,595
Accrued expenses and other current liabilities	85,960	83,401
Dividends payable	2,841	2,062
Current portion of capital leases	1,319	1,650
Current portion of long-term debt	41,249	38,909
Current portion of contingent earnout liabilities	737	5,901
Total current liabilities	400,174	419,311
Long-term capital leases, net of current portion	274	657
Long-term debt, net of current portion	192,054	204,029
Deferred tax liabilities	19,484	19,484
Long-term contingent earnout liabilities, net of current portion	1,075	1,021
Other long-term liabilities	9,852	12,899
Total liabilities	622,913	657,401
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,665,821 and 51,561,396 issued and outstanding at June 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	162,624	160,186
Retained earnings	294,030	293,628
Noncontrolling interests	21	(33)
Total stockholders’ equity	456,680	453,786
Total liabilities and stockholders’ equity	$1,079,593	$1,111,187

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$483,545	$515,291	$876,325	$985,365
Cost of revenues	437,049	454,097	791,824	874,414
Gross profit	46,496	61,194	84,501	110,951
Selling, general and administrative expenses	38,547	33,213	72,307	62,925
Operating income	7,949	27,981	12,194	48,026
Other income (expense):
Income from non-consolidated entities	—	—	—	14
Foreign exchange gain (loss)	(140)	149	296	175
Other expense	(45)	(327)	(89)	(441)
Interest income	6	14	18	66
Interest expense	(1,738)	(1,196)	(3,660)	(2,864)

Income before provision for income taxes	6,032	26,621	8,759	44,976
Provision for income taxes	(2,340)	(10,618)	(3,395)	(17,708)
Net income	$3,692	$16,003	$5,364	$27,268

Less net income attributable to noncontrolling interests	(54)	—	(54)	(432)

Net income attributable to Primoris	$3,638	$16,003	$5,310	$26,836

Earnings per share:
Basic	$0.07	$0.31	$0.10	$0.52
Diluted	$0.07	$0.31	$0.10	$0.52
Weighted average common shares outstanding:
Basic	51,666	51,655	51,619	51,631
Diluted	51,815	51,804	51,770	51,759

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,364	$27,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,512	23,941
Amortization of intangible assets	3,370	3,687
Gain on sale of property and equipment	(24)	(809)
Income from non-consolidated entities	—	(14)
Stock—based compensation expense	524	409
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(904)	5,248
Accounts receivable	21,603	(6,366)
Costs and estimated earnings in excess of billings	(40,581)	(30,965)
Other current assets	(6,726)	(9,846)
Accounts payable	356	3,273
Billings in excess of costs and estimated earnings	(21,318)	(15,268)
Contingent earnout liabilities	(4,910)	(4,559)
Accrued expenses and other current liabilities	3,820	3,232
Other long-term assets	(1,800)	—
Other long-term liabilities	(4,547)	(2,068)
Net cash used in operating activities	(17,261)	(2,837)
Cash flows from investing activities:
Purchase of property and equipment	(35,674)	(38,625)
Proceeds from sale of property and equipment	3,602	3,017
Purchase of short-term investments	—	(2,280)
Sale of short-term investments	30,992	18,686
Cash received for the sale of Alvah	—	1,189
Cash paid for acquisition	(22,302)	(6,354)
Net cash used in investing activities	(23,382)	(24,367)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,000	15,400
Repayment of capital leases	(714)	(1,967)
Repayment of long-term debt	(20,635)	(18,673)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,621	1,671
Dividends paid	(4,124)	(3,612)
Cash distribution to non-controlling interest holder	—	(1,515)
Net cash used in financing activities	(12,852)	(8,696)
Net change in cash and cash equivalents	(53,495)	(35,900)
Cash and cash equivalents at beginning of the period	139,465	196,077
Cash and cash equivalents at end of the period	$85,970	$160,177

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash paid during the period for:
Interest	$3,588	$2,554

Income taxes, net of refunds received	$5,645	$17,235

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)

Dividends declared and not yet paid	2,841	$1,808

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

The following table lists the Company’s primary operating subsidiaries and their current and prior reportable operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
Primoris Energy Services Corporation (“PES”)	Energy	East
PES Industrial Division (formerly JCG Industrial Division)	Energy	East
Primoris AV, Energy and Electrical Construction Corp. (“Primoris AV”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC	Energy	Engineering

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West Construction Services segment. The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements. The project has been completed, the project warranty expired in May 2015 and final distributions and dissolution will be completed in the third quarter 2015.  Financial information is presented in “Note 11—Noncontrolling Interests”.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million. During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP. When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity. All intercompany revenue and profit of the construction project was eliminated, and at June 30, 2015, a total of $13.6 million has been capitalized as property, plant and equipment, including the approximately $5 million acquisition cost.

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

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber and Ram-Fab purchases provided for contingent earnout amounts as discussed in “Note 7—Business Combinations”.

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”) and operates as part of Primoris’ Energy segment. Headquartered in Moorhead, Minnesota, Primoris AV is an energy and electrical construction company. Primoris AV specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Primoris AV has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Primoris AV to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 16, 2015, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2014, have been omitted.

This Second Quarter 2015 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

For projects that were in process at the end of the prior year or prior quarter, there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter, had current estimates of costs to complete been known at the end of the prior year or prior quarter.

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

During the three and six months ending June 30, 2015, revenues generated by the top ten customers were $255 million and $483 million, respectively, which represented 52.7% and 55.1%, respectively, of total revenues during the periods. During these respective periods, a pipeline operator represented 11.5% and 12.5% of total revenues and TXDOT represented 9.2% and 10.0% of total revenues.

During the three and six months ending June 30, 2014, revenues generated by the top ten customers were $293 million and $575 million, respectively, which represented 56.8% and 58.4%, respectively, of total revenues during the periods. During these respective periods, TXDOT represented 9.0% and 9.2%, respectively, of total revenues and a pipeline operator represented 8.8% and 8.2%, respectively, of total revenues.

At June 30, 2015, approximately 8.2% of the Company’s accounts receivable were due from one customer, and that customer provided 7.0% of the Company’s revenues for the six months ended June 30, 2015. In addition, of total accounts receivable, approximately 15.8% of total accounts receivable are currently in dispute resolution. See “Note 18 — Commitments and Contingencies”.

At June 30, 2014, approximately 15.2% of the Company’s accounts receivable were due from one customer, and that customer provided 8.0% of the Company’s revenues for the six months ended June 30, 2014. In addition, of total accounts receivable at June 30, 2014, approximately 16.5% are currently in dispute resolution. See “Note 18 — Commitments and Contingencies”.

Multiemployer Plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in “Note 18 — Commitments and Contingencies”.  The Company has no plans to withdraw from any other agreements.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market. Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project. In most cases, the Company has been able to invoice a state agency for the materials, but title has not yet passed to the state agency.

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption would require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard is currently effective January 1, 2017; however, the FASB recently deferred the effective date for us to January 1, 2018.  The Company is currently evaluating the potential impact of adoption and the implementation approach to be used.

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

In August 2014, the FASB issued ASU 2014-15 “ Presentation of Financial Statements — Going Concern (Subtopic 205-40)” to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how we report any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. The Company will adopt this guidance effective January 1, 2017.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2015:
Cash and cash equivalents	$85,970	$85,970	—	—
Short-term investments	$—	$—	—	—
Liabilities as of June 30, 2015:
Contingent consideration	$1,812	—	—	$1,812

Assets as of December 31, 2014:
Cash and cash equivalents	$139,465	$139,465	—	—
Short-term investments	$30,992	$30,992	—	—
Liabilities as of December 31, 2014:
Contingent consideration	$6,922	—	—	$6,922

Short-term investments at December 31, 2014 consisted primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2015 and 2014:

	Significant Unobservable Inputs (Level 3)
	2015	2014
Contingent Consideration Liability
Beginning balance, January 1, 2015 and 2014	$6,922	$9,233
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability	90	441
Vadnais acquisition	—	729
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	(5,000)	(5.000)
Reduction due to non-attainment of performance target — Ram-Fab	(200)	—
Ending balance, June 30, 2015 and 2014	$1,812	$5,403

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	June 30, 2015	December 31, 2014

Contracts receivable, net of allowance for doubtful accounts of $1,093 at June 30, 2015 and $540 at December 31, 2014	$275,339	$287,806
Retention receivable	42,682	49,104
	318,021	336,910
Other accounts receivable	492	472
	$318,513	$337,382

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2015	December 31, 2014

Costs incurred on uncompleted contracts	$4,451,526	$5,194,769
Gross profit recognized	512,915	613,510
	4,964,441	5,808,279
Less: billings to date	(4,993,080)	(5,898,220)
	$(28,639)	$(89,941)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	June 30, 2015	December 31, 2014

Costs and estimated earnings in excess of billings	$109,537	$68,654
Billings in excess of costs and estimated earnings	(138,176)	(158,595)
	$(28,639)	$(89,941)

Note 7 — Business Combinations

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”), and operates as part of Primoris’ Energy segment.

The purchase was accounted for using the acquisition method of accounting. During the second quarter of 2015, the Company finalized its estimate of fair value of the acquired assets and liabilities of Primoris AV, which included $4.2 million in current assets, $2.1 million in current liabilities, plant and equipment of $11.2 million, intangible assets of $3.85 million and goodwill of $5.2 million. The change in value from those recorded in the first quarter 2015 included an increase of $0.2 million in current assets, a decrease of $0.2 million in current liabilities, an increase in intangible assets of $3.85 million, with a decrease of $4.2 million in goodwill.

The customer relationships were valued at $2.5 million utilizing the “excess earnings method” of the income approach. The estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data. Such discounted cash flows were net of fair market returns on the various tangible and intangible assets that are necessary to realize the potential cash flows.

The fair value for the non-compete agreement of $1.35 million was based on a discounted “income approach model,” including estimated financial results with and without the non-compete agreement in place.  The agreement was analyzed based on the potential impact of competition that certain individuals could have on the financial results, assuming the agreement was not in place.  An estimate of the probability of competition was applied and the results were compared to a similar model assuming the agreement was in place.

Goodwill of $5.15 million largely consists of expected benefits from providing electrical construction expertise for the Company and the greater presence and convenient access to the central plains area of the United States.  Goodwill also includes the value of the assembled workforce of the Primoris AV business. Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information for the three months ended June 30, 2015 and 2014

The following pro forma information for the three and six months ended June 30, 2015 and 2014 presents the results of operations of the Company as if the Primoris AV acquisition and the 2014 acquisitions of Vadnais, Surber, Ram-Fab and Williams had all occurred at the beginning of 2014. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                  the pro forma impact of the expense associated with amortization of the discount for the fair value of the contingent consideration (related to the 2014 Vadnais, Surber and Ram-fab acquisitions) for potential earnout liabilities that may be achieved during the years 2015 through 2017; and

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and six months ended June 30, 2015 and the same period in 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	483,545	537,753	879,323	1,022,277
Income before provision for income taxes	6,032	27,563	6,971	43,605
Net income attributable to Primoris	3,638	16,578	4,219	26,000

Weighted average common shares outstanding:
Basic	51,666	51,655	51,619	51,631
Diluted	51,815	51,804	51,770	51,759

Earnings per share:
Basic	$0.07	$0.32	$0.08	$0.50
Diluted	$0.07	$0.32	$0.08	$0.50

Note 8—Intangible Assets

At June 30, 2015 and December 31, 2014, intangible assets totaled $39,860 and $39,581, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	June 30,	December 31,
	Period	2015	2014
Tradename	3 to 10 years	$16,582	$18,194
Non-compete agreements	2 to 5 years	$1,853	$1,074
Customer relationships	5 to 15 years	$21,425	$20,313
Total		$39,860	$39,581

Amortization expense of intangible assets was $1,719 and $1,843 for the three months ended June 30, 2015 and 2014, respectively, and amortization expense for the six months ended June 30, 2015 and 2014 was $3,370 and $3,687, respectively.  Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2015 (remaining six months)	$3,405
2016	6,460
2017	6,201
2018	5,719
2019	5,509
Thereafter	12,566
$39,860

Note 9—Accounts Payable and Accrued Liabilities

At June 30, 2015 and December 31, 2014, accounts payable included retention amounts of approximately $7,322 and $9,285, respectively.  These amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	June 30, 2015	December 31, 2014

Payroll and related employee benefits	$36,616	$37,261
Insurance, including self-insurance reserves	36,205	34,377
Reserve for estimated losses on uncompleted contracts	5,245	2,363
Corporate income taxes and other taxes	2,116	3,775
Accrued overhead cost	1,325	1,059
Other	4,453	4,566
	$85,960	$83,401

Note 10—Credit Arrangements

Revolving Credit Facility

As of June 30, 2015, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $8,620 at June 30, 2015 and $4,659 at December 31, 2014.  Other than commercial letters of credit, there were no borrowings under this line of credit during the six months ended June 30, 2015, and available borrowing capacity at June 30, 2015 was $116,380.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).  On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75 million over the next three year period ending June 3, 2018 (“Additional Senior Notes”).

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

On July 25, 2013, the Company drew $25 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at June 30, 2015.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2015 and December 31, 2014, letters of credit outstanding totaled $2,497 and $2,563 in Canadian dollars, respectively.  At June 30, 2015, the available borrowing capacity was $5,503 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At June 30, 2015, OnQuest Canada, ULC was in compliance with the covenant.

Note 11 — Noncontrolling Interests

The Company determined that the Blythe joint venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary as a result of its significant influence over the joint venture operations.

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	108	—	108	940
Net income attributable to noncontrolling interests	54	—	54	432

Since Blythe is a partnership, no tax effect was recognized for the income.  Blythe made no distributions in 2015 and made distributions of $1,515 to the non-controlling interests and $1,515 to the Company during the six months ending June 30, 2014. There were no capital contributions made during the year ended December 31, 2014 or through the six months ended June 30, 2015.

The carrying values of the assets and liabilities associated with the operations of the Blythe joint venture are included in the Company’s consolidated balance sheets and were immaterial at December 31, 2014 and June 30, 2015. The project has been completed, the project warranty expired in May 2015, final distributions (of approximately $59) and dissolution will be completed in the third quarter 2015.

Note 12 — Contingent Earnout Liabilities

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets. The sellers were paid an additional $5,000 in March 2015 based on achieving an operating performance target for the calendar year 2014.

In June 2014, the Company acquired the assets of Vadnais Company for $6,354 in cash plus an earnout of $900, with $450 payable in 2015 and $450 payable in 2016, contingent upon meeting a certain performance targets for each of the two years.  The estimated fair value of the contingent consideration on the acquisition date was $679 and $755 at June 30, 2015.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million in cash for the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC.  The Surber purchase provided a contingent earnout amount of up to $1.4 million over a 3-year period, which had an estimated fair value of $1.0 million on the acquisition date and $1,057 as of June 30, 2015.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project.  Because the operating results for the Ram-Fab project were not met during the acquisition measurement period, the contingent earnout liability was reduced and the value of intangible assets of the acquisition was reduced by the same amount.

Note 13—Related Party Transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI. John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties from SIGI at the following locations:

1.              Bakersfield, California (lease expires October 2022)

2.              Pittsburg, California (lease expires April 2023)

3.              San Dimas, California (lease expires March 2019)

During the six months ended June 30, 2015 and 2014, the Company paid $408 and $441, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2015 and 2014, Primoris paid $131 and $145, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2015 and 2014, Primoris paid lease payments of $45 for both periods.  The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C.  The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2015 and 2014, the Company paid $132 in both periods in lease payments to Quality RE Partners. The lease expires in October 2022.  In addition, during the three months ended June 30, 2015, Q3C paid $16 for the month-to-month lease of construction equipment to Mr. Osborn.

Note 14—Stock-Based Compensation

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the 2013 Long-term Incentive Equity Plan (the “Equity Plan”).  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  At June 30, 2015, 50,000 Units were vested. On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  The Units will vest 50% on September 23, 2015 and 50% on March 23, 2017, subject to continuing employment of the executive.  At June 30, 2015, none of these Units were vested.  Vesting in both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three months ended June 30, 2015 and 2014, the Company recognized $ 262 for both periods in compensation expense. For the six months ended June 30, 2015 and 2014, the Company recognized compensation expense of $525 and $409, respectively.  At June 30, 2015, approximately $1.9 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 1.8 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At June 30, 2015, a total of 307 Dividend Equivalent Units were accrued.

Note 15—Income Taxes

The effective tax rate for the six months ended June 30, 2015 for both income before taxes and noncontrolling interests and for income attributable to Primoris is 39.0%.  The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

•                  On May 1, 2015, the Company declared a cash dividend of $0.055 per common share, payable to stockholders of record on June 30, 2015.  The dividend, totaling $2,841, was paid on July 15, 2015.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Primoris	$3,638	$16,003	$5,310	$26,836
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,666	51,655	51,619	51,631
Dilutive effect of shares issued to independent directors	—	—	2	2
Dilutive effect of unvested restricted stock units (1)	149	149	149	126
Weighted average shares for computation of diluted earnings per share	51,815	51,804	51,770	51,759

Earnings per share:
Basic earnings per share	$0.07	$0.31	$0.10	$0.52
Diluted earnings per share	$0.07	$0.31	$0.10	$0.52

(1)  Represents the dilutive effect of a grant of 148,512 shares of Units and 307 vested Dividend Equivalent Units.

Note 17—Stockholders’ Equity

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

As discussed in Note 14 — “Stock Based Compensation”, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan and these Units have accrued 307 Dividend Equivalent Units.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2019. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2015 was $5,506 and $10,391, respectively, compared to $3,529 and $7,166 for the same periods in 2014. The amounts for the three and six months ended June 30, 2015 included lease payments made to related parties of $361 and $720, respectively, compared to $383 and $763 for the same periods in 2014.

Letters of credit — At June 30, 2015, the Company had letters of credit outstanding of $10,622 and at December 31, 2014, the Company had letters of credit outstanding of $6,864.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

At June 30, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million.  At June 30, 2015, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $28 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

Bonding— At June 30, 2015 and December 31, 2014, the Company had bid and completion bonds issued and outstanding totaling approximately $1,523,473 and $1,518,018, respectively.

Withdrawal liability for multiemployer pension plan — In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Company recorded a liability of $7,500 based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million. Without agreeing to the amount and while initiating an appeal, the Company has made monthly payments, which are being expensed, including interest, totaling $1,283 through June 30, 2015.

Prior to the Company’s acquisition, Q3C had also withdrawn from the Plan. In November 2012, Q3C estimated a withdrawal liability of $85. In the first quarter of 2013, the Plan asserted that the liability was $119. Without agreeing to the amount, Q3C has made monthly payments, including interest, totaling $38 through June 30, 2015.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 12 — “Contingent Earnout Liabilities”.

Note 19—Reportable Operating Segments

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

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States. The segment includes the operations of the PES pipeline and gas facility construction and maintenance operations, the PES Industrial division and the newly acquired Primoris AV, Surber and Ram-Fab operations. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended June 30, 2015 and 2014 were as follows:

	For the three months ended June 30,
	2015		2014
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$239,999	49.6%	$224,391	43.5%
East	154,887	32.0%	118,554	23.0%
Energy	88,659	18.4%	172,346	33.5%
Total	$483,545	100.0%	$515,291	100.0%

Revenue by segment for the six months ended June 30, 2015 and 2014 were as follows

	For the six months ended June 30,
	2015		2014
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$426,384	48.7%	$458,418	46.5%
East	278,587	31.8%	225,524	22.9%
Energy	171,354	19.5%	301,423	30.6%
Total	$876,325	100.0%	$985,365	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2015 and 2014 were as follows:

	For the three months ended June 30,
	2015		2014
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$30,444	12.7%	$37,809	16.8%
East	9,115	5.9%	8,727	7.4%
Energy	6,937	7.8%	14,658	8.5%
Total	$46,496	9.6%	$61,194	11.9%

Gross profit by segment for the six months ended June 30, 2015 and 2014 were as follows:

	For the six months ended June 30,
	2015		2014
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$51,908	12.2%	$69,483	15.2%
East	18,223	6.5%	15,485	6.9%
Energy	14,370	8.4%	25,983	8.6%
Total	$84,501	9.6%	$110,951	11.3%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2015 and at December 31, 2014.

Segment	June 30, 2015	December 31, 2014

West	$45,239	$45,239
East	43,267	43,267
Energy	36,056	30,904
Total	$124,562	$119,410

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States, and less than 1% is generated from sources outside of the United States. At June 30, 2015, approximately 1% of total assets were located in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (“Second Quarter 2015 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2015 Report, our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2015 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2015 Report and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length — from several weeks to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

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

In the third quarter 2014, we reorganized our business segments to match the changes in the Company’s internal organization and management structure.  The current operating segments include: The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout this Second Quarter 2015 Report to conform to the new presentation.  The following is a brief description of each of our reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Alaska Continental Pipeline, Inc., Q3C, Primoris Renewables, LLC, Juniper Rock Corporation, and Vadnais, acquired in June 2014. Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe joint venture, completed in 2014, is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes our JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States.  The segment includes the PES pipeline and gas facility construction and maintenance operations, the PES Industrial division, the Surber and Ram-Fab divisions and the newly acquired operations of Primoris AV. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their current and prior operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
Primoris Energy Services Corporation (“PES”)	Energy	East
PES Industrial Division (formerly JCG Industrial Division)	Energy	East
Primoris AV, Energy and Electrical Construction Corp. (“Primoris AV”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC	Energy	Engineering

The Company owns 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations are included as part of the West segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements.  The project has been completed, the project warranty expired in May 2015 and final distributions of approximately $0.059 million and dissolution will be completed in the third quarter 2015.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  During the first quarter of 2014, BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP.  When the treatment facility is completed, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity.  All intercompany revenue and profit of the project have been eliminated, and at June 30, 2015, a total of $13.6 million has been capitalized as property, plant and equipment, including the approximately $5 million acquisition cost.

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

On February 28, 2015, the Company acquired Aevenia, Inc. (“Aevenia”) for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia has been re-branded as Primoris AV, Energy and Electrical Construction Corporation (“Primoris AV”) and operates as part of Primoris’ Energy segment. Headquartered in Moorhead, Minnesota, Primoris AV is an energy and electrical construction company. Primoris AV specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Primoris AV has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Primoris AV to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

For the year ended December 31, 2014, Primoris AV generated operating income of $4.2 million on revenues of $44.4 million. The fair value of the assets purchased and liabilities assumed on the acquisition date included $4.2 million in current assets, $2.1 million in current liabilities, plant and equipment of $11.2 million, $3.85 million in intangibles and $5.2 million in goodwill.

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

	Twelve Months Ended June 2015	Twelve Months Ended December 2014	Twelve Months Ended June 2014

Underground capital projects	16%	17%	22%
Utility services	32%	28%	26%
Industrial	19%	27%	26%
Heavy Civil	26%	22%	20%
Engineering	4%	3%	2%
Other	3%	3%	4%
Total	100%	100%	100%

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services. The significant reduction in the price of oil has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with continuing uncertainty resulting over the length of time that prices will remain depressed.  Oil prices are not expected to recover until the current oversupply eases or with an increase in the global demand for oil.  We believe the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period. However, the need for pipeline infrastructure to allow midstream companies to bring low-priced oil and gas from the oil shale formations to processing facilities and to end customers in the southeastern United States is expected to result in a continuing need for our services for the next few years. The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects. We believe that until alternative energy sources can supply a significant amount of uninterruptable power, regulated utility customers will continue to invest in construction of power plants and in the maintenance and replacement services that we provide.

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

Results of operations

Revenues, gross profit, operating income and net income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$483,545	100.0%	$515,291	100.0%
Gross profit	46,496	9.6%	61,194	11.9%
Selling, general and administrative expense	38,547	8.0%	33,213	6.5%
Operating income	7,949	1.6%	27,981	5.4%
Other expense	(1,917)	(0.4)%	(1,360)	(0.2)%
Income before income taxes	6,032	1.2%	26,621	5.2%
Income tax provision	(2,340)	(0.4)%	(10,618)	(2.1)%
Net income	$3,692	0.8%	$16,003	3.1%
Net income attributable to noncontrolling interests	(54)	—%	—	—%
Net income attributable to Primoris	$3,638	0.8%	$16,003	3.1%

	Six Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$876,325	100.0%	$985,365	100.0%
Gross profit	84,501	9.6%	110,951	11.3%
Selling, general and administrative expense	72,307	8.3%	62,925	6.4%
Operating income	12,194	1.4%	48,026	4.9%
Other expense	(3,435)	(0.4)%	(3,050)	(0.3)%
Income before income taxes	8,759	1.0%	44,976	4.6%
Income tax provision	(3,395)	(0.4)%	(17,708)	(1.8)%
Net income	$5,364	0.6%	$27,268	2.8%
Net income attributable to noncontrolling interests	(54)	—%	(432)	(0.1)%
Net income attributable to Primoris	$5,310	0.6%	$26,836	2.7%

Revenues

Revenues for the three and six months ended June 30, 2015 decreased by $31.7 million, or 6.2%, and $109.0 million, or 11.1%, respectively, compared to the same periods in 2014. The primary reason for the decrease was the impact of unusually severe wet weather during the six months of 2015, and especially in the second quarter. Rainfall statistics for the period April-June 2015 show the following:  for Lake Charles, LA, 26.8 inches, compared to a normal of 15.4 inches; for the Sugar Land, TX area, 33.4 inches compared to a normal of 13.0 inches; and for the Austin, TX area, 28.8 inches compared to a normal of 10.8 inches.

As a result of the heavy rainfall, the Company suspended operations on various projects and incurred additional costs to recover from the weather conditions. The rain affected the ability of our work crews from the JCG Infrastructure and Maintenance division and PES Industrial division to perform work on a large petrochemical project near Lake Charles, LA; from Rockford to perform work on a large capital pipeline project in the Sugar Land, TX area; and from the JCG Heavy Civil division to perform highway construction in the Belton, TX area.

From an end-market perspective, our end-market revenues during the second quarter of 2015 decreased by $21.0 million for underground capital projects and the industrial end-market revenues decreased by $92.1 million, as compared to the second quarter of 2014. Revenues increased for the second quarter 2015 in our heavy civil end-market by $39.1 million, in our underground utility end-market by $30.9 million, in the engineering end-market by $10.8 million and by $0.5 million in our other end-markets, as compared to the second quarter of 2014.

Gross Profit

For the three and six months ended June 30, 2015, gross profit decreased by $14.7 million, or 24.0%, and $26.5 million, or 23.8%, respectively, compared to the same periods in 2014, primarily due to the decrease in revenues and to inefficiencies associated with stopping and starting projects as a result of the weather delays. While there is no guaranty, some of the recovery and inefficiency costs due to the heavy rainfall may be recovered from the client in future periods. Gross profit as a percentage of revenue declined to 9.6% from 11.9% for the three months ended June 30, 2015 and from 11.3% to 9.6% for the six months ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $5.3 million, or 16.1%, for the three months ended June 30, 2015, compared to the same period in 2014. Of the increase, $1.1 million was from the acquisitions of Vadnais and Primoris AV. Legal costs increased $2.8 million primarily as a result of costs related to disputed receivables on two projects and expenses associated with the Company’s internal review of methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing projects.  The internal review began in the fourth quarter of 2014 and is still ongoing. For further information, please refer to the risk factor entitled “We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Additionally, SG&A expenses increased as a result of a valuation adjustment for the value of a long-term asset of $1.2 million which was recorded during the quarter. The remaining increases related to expenses associated with increased staffing levels during the quarter.

SG&A as a percentage of revenue for the three months ended June 30, 2015 increased to 8.0% compared to 6.4% for the corresponding period in 2014 as a result of increased expenses and the decrease in revenues for the quarter.

SG&A for the six months ended June 30, 2015, increased $9.4 million or 14.9%, compared to the same period in 2014.  Of the increase, $2.2 million was from the acquisitions of Vadnais and Primoris AV.  Legal costs increased $3.7 million as a result of costs related to disputed receivables on two projects and expenses associated with the Company’s internal review of methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing projects. A valuation adjustment for the value of a long-term asset of $1.2 million was recorded during the year, and the remaining increases related to expenses associated with increased staffing levels for the year.

SG&A as a percentage of revenue for the six months ended June 30, 2015 increased to 8.3% compared to 6.4% for the corresponding period in 2014 as a result of increased expenses and the decrease in revenues in 2015.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Thousands)		(Thousands)
Income from non-consolidated entities	$—	$—	$—	$14
Foreign exchange gain (loss)	(140)	$149	$296	$175
Other expense	(45)	(327)	(89)	(441)
Interest income	6	14	18	66
Interest expense	(1,738)	$(1,196)	$(3,660)	$(2,864)
Total other income (expense)	$1,917	$(1,360)	$(3,435)	$(3,050)

For the three and six months ended June 30, 2015, foreign exchange gain or loss reflects currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Interest expense for the three and six months ended June 30, 2015 was $1.7 million and $3.7 million, respectively, compared to $1.2 million and $2.9 million for the same period in 2014.  The increase was due primarily to increased equipment debt financing.

Other expense represents the changes in the estimated fair value of the contingent earn-out liabilities.

Provision for income taxes

Our provision for income taxes decreased $8.3 million for the three months ended June 30, 2015 to $2.3 million compared to $10.6 million in the same period in 2014 primarily as a result of a reduction in income before taxes of $20.6 million.

Our provision for income taxes decreased $14.3 million for the six months ended June 30, 2015 to $3.4 million compared to $17.7 million in the same period in 2014 primarily as a result of a reduction in income before taxes of $36.2 million and a lower effective tax rate. The tax rate applied to income attributable to Primoris in the six months ended June 30, 2015 was 39.0%, compared to 39.8% for the same period in 2014. The 0.8% decrease in the effective tax rate resulted primarily from the variability of state taxes and the estimated reduction in hours to be worked which reduced the impact of the partial non-deductibility of meals and incidental per diem expenses.

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

Segment results

West Segment

Revenue and gross profit for the West segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$239,999		$224,391
Gross profit	30,444	12.7%	37,809	16.8%

	Six Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$426,384		$458,418
Gross profit	51,908	12.2%	69,483	15.2%

Revenue for the West segment increased by $15.6 million, or 7.0%, for the three months ended June 30, 2015, compared to the same period in 2014. Revenue increased by $27.0 million at Rockford, $9.7 million at Q3C, $6.1 million at the ARB Underground division and a combined $6.9 million at Vadnais and ARB Structures.  These increases were offset by a revenue decrease of $34.1 million at the ARB Industrial division, due primarily to the completion of two solar projects; one project, a solar plant in the Mojave Desert represented $19.7 million of the total decrease.

Revenue for the West segment decreased by $32 million, or 7.0%, for the six months ended June 30, 2015, compared to the same period in 2014. Revenues at the ARB Industrial division decreased by $98.5 million due primarily to the completion of two solar projects in 2014. One project, a solar plant in the Mojave Desert represented $79.5 million of the total decrease.  This large decrease was partially offset by increases of $40.0 million at Rockford, primarily from a large pipeline project, and increases of collectively $26.5 million contributed by Q3C, ARB Structures, Vadnais and the ARB Underground division.

Gross profit for the West segment decreased by $7.4 million, or 19.5%, during the three months ended June 30, 2015, compared to the same period in 2014. Primary components of the gross profit decrease were a decrease in gross profit of $3.4 million at Rockford reflecting the impact of the unusual wet weather in the second quarter of 2015 and a decrease at ARB of $1.7 million reflecting the lower combined revenue of the two divisions.  The Mojave solar project did not impact gross profit as it was recorded at zero gross margin in 2014.

Gross profit for the West segment decreased by $17.6 million, or 25.3%, during the six months ended June 30, 2015, compared to the same period in 2014. Decreases in gross profit were primarily at Rockford which decreased by $9.1 million reflecting both the adverse weather and completion of a close-out of a job in the first quarter of 2014; $5.2 million at Q3C reflecting weather related job shutdowns in the first quarter and $2.1 million at ARB reflecting the lower combined revenue of both divisions.  The Mojave solar project did not impact gross profit for the first six months as it was recorded at zero gross margin in 2014.

Gross profit as a percentage of revenue decreased to 12.7% during the three months ended June 30, 2015, from 16.8% in the same period in 2014 primarily as a result of the impact of the adverse weather at Rockford for which revenue increased and while gross profit decreased.

During the six months ended June 30, 2015, gross profit as a percentage of revenue decreased to 12.2% from 15.2% in the same period in 2014 primarily as a result of the decreased margins realized by Rockford.

East Segment

Revenue and gross profit for the East segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$154,887		$118,554
Gross profit	9,115	5.9%	8,727	7.4%

	Six Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$278,587		$225,524
Gross profit	18,223	6.5%	15,485	6.9%

East segment revenue increased by $36.3 million, or 30.6% for the three months ended June 30, 2015 compared to the same period in 2014.  JCG’s Infrastructure & Maintenance division revenue increased $42.5 million of which $39.2 million was from a large petrochemical project in Louisiana. Revenue at JCG’s Heavy Civil division decreased $3.3 million due primarily to a decrease to a TX DOT project of $1.8 million and due to completion of a project for a city in Texas resulting in a decrease of $8.9 million. These decreases were somewhat offset by Louisiana DOT revenue increases of $6.2 million to $16.2 million and the net of Arkansas and Mississippi transportation departments revenue increasing by $1.6 million. Revenue at Cardinal Contractors decreased $2.8 million mainly as a result of Texas projects nearing completion in 2015.

Revenue increased by $53.1 million, or 23.5% for the six months ended June 30, 2015 compared to the same period in 2014.  Revenue at the JCG Infrastructure & Maintenance division increased by $61.3 million aided by the large petrochemical project in Louisiana and increases in Florida work.  JCG’s Heavy Civil division revenue decreased by $5.1 million and increases of $11.4 million to $30.1 million from LA DOT projects were offset by a decrease of $2.9 million from Texas DOT to $87.5 million as other decreases at municipal projects. Revenue at Cardinal Contractors decreased $3.1 million as projects in Texas were nearing completion.

Gross Profit increased by $0.4 million, or 4.5% for the three months ended June 30, 2015 compared to the same period in 2014.  The gross profit increase at JCG’s Infrastructure & Maintenance division was $11.8 million due to the increased volume from a large petrochemical project in Louisiana. This increase was mostly offset by the $10.5 million gross profit decrease at JCG’s Heavy Civil division primarily related to the impact of weather delays on the TX DOT projects.

Gross profit increased by $2.7 million or 17.7% for the six months ended June 30, 2015. The gross profit increase at JCG’s Infrastructure and Maintenance division was $15.2 million as a result of increased revenues. This increase was partially offset by a decrease in JCG’s Heavy Civil division of $12.3 million, mainly related to the impact of the weather delays on the TX DOT projects.

Gross profit as a percent of revenue decreased to 5.9% and 6.5% during the three and six months ended June 30, 2015, respectively, from 7.4% and 6.9% in the prior year periods, respectively, primarily as a result of decreased margins anticipated on the Texas Heavy Civil division jobs as a result of the delays associated with the adverse weather conditions in the second quarter of 2015.

Energy Segment

Revenue and gross profit for the Energy segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$88,659		$172,346
Gross profit	6,937	7.8%	14,658	8.5%

	Six Months Ended June 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$171,354		$301,423
Gross profit	14,370	8.4%	25,983	8.6%

Revenue for the Energy segment decreased by $83.7 million, or 48.6%, for the three months ended June 30, 2015, compared to the same period in 2014. The primary differences were reduced revenues of $52.1 million at the PES Industrial division and reduced revenues of $47.0 million at the PES Pipeline division.  For the Industrial division, the reduction included $51.8 million from completion of a fertilizer plant project in 2014, and the impact of the unusual rainy weather which limited revenues for their new chemical plant project in Louisiana to $3.8 million for the quarter.  For the Pipeline division, the revenue reduction from completion of a pipeline project in 2014 was $43.5 million; however, as a consequence of the uncertainties associated with the lower price of oil, the division has not been able to add a major capital pipeline project to its 2015 backlog. Revenues increased $10.8 million at OnQuest as increased revenue from a new LNG project in Florida helped offset a reduction in revenues from completion of an LNG project in Texas. Revenues for the companies acquired since June 30, 2014 were $10.4 million.

Revenue decreased by $130.1 million, or 43.2%, for the six months ended June 30, 2015, compared to the same period in 2014. The revenues were lower by $81.1 million at the PES Pipeline division, by $67.4 million at the PES Industrial division and by $15.2 million at the PES Saxon division. For the Industrial division, the reduction included $67.1 million from completion of a fertilizer plant project in 2014, and the impact of the unusual rainy weather which limited revenues for their new chemical plant project in Louisiana to $5.4 million for the six months. For the Pipeline division, the revenue reduction from completion of two pipeline project in 2014 was $87.6 million; of which one project represented $78.6 million. Revenues increased $19.7 million at OnQuest primarily from a new LNG project in Florida.  For the first six months of 2015, revenues from companies acquired after June 30, 2014 were $16.4 million.

Gross profit for the three months ended June 30, 2015 decreased by $7.7 million or 52.7%, compared to the same period in 2014. Gross profit at the PES Industrial division was reduced by $7.2 million as a result of decreased revenues and by $1.8 million at the PES Pipeline division as a result of reduced revenue, although the 2014 pipeline project that generated $43.5 million in the 2014 quarter was recorded at zero gross profit so it did not impact the change in gross profit. Gross profit at OnQuest was the same as the prior year as the new LNG project was still in the early phase of construction. Gross profit from companies acquired after June 30, 2014 was $1.2 million.

Gross profit for the six months ended June 30, 2015 decreased by $11.6 million or 44.7%, compared to the same period in 2014. Gross profit at the PES Industrial division was reduced by was reduced by $9.8 million as a result of decreased revenues and by $5.6 million at the PES Pipeline division at PES also primarily from the reduction in revenues as projects were completed in 2014. The pipeline project that generated revenues of $78.6 million was recorded at zero gross profit so it did not impact the change in gross profit. For OnQuest gross profit increased by $2.8 million due primarily to fees earned on a suspended project in the first quarter. Gross profit from companies acquired after June 30, 2014 was $1.5 million.

Gross profit as a percent of revenue decreased to 7.8% and 8.4% during the three and six months ended June 30, 2015, respectively, from 8.5% and 8.6 % in the prior year periods, respectively, as a result of the decrease in revenues which absorbed less of the indirect costs.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States and less than 1% is generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts such as for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their ultimate revenue amount is difficult to estimate in advance.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment as of December 31, 2014 and June 30, 2015 and the changes in Fixed Backlog for the six months ended June 30, 2015 (in thousands) are as follows:

Segment	Beginning Fixed Backlog at December 31, 2014	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at June 30, 2015	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for six months ended June 30, 2015

West	$237,349	$564,868	$223,431	$578,786	$202,953	$426,384
East	1,009,645	193,760	273,074	930,331	5,513	278,587
Energy	300,961	109,162	151,817	258,306	19,537	171,354
Total	$1,547,955	$867,790	$648,322	$1,767,423	$228,003	$876,325

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of June 30, 2015, our total Fixed Backlog was $1.77 billion representing an increase of $219.5 million, or 14.2% from $1.55 billion as of December 31, 2014.  We expect that approximately 57% of the total Fixed Backlog at June 30, 2015, will be recognized as revenue over the next four quarters, with approximately $280 million expected for the West segment, $481 million for the East segment and $247 million for the Energy segment.

MSA Backlog

The following table outlines historical MSA revenues for the past six quarters ($ in thousands):

	2015	2014
First Quarter	$90,668	$77,165
Second Quarter	134,131	111,443
Third Quarter	N/A	182,383
Fourth Quarter	N/A	131,006
Total	224,799	501,997

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows our estimated MSA Backlog at June 30, 2015 by operating segment (in thousands):

Segment:	MSA Backlog at June 30, 2015

West	$393,971
East	5,400
Energy	32,247
Total	$431,618

Total Backlog

The following table shows Total Backlog by operating segment (Fixed Backlog plus MSA Backlog) as of the quarter-end dates shown below (in thousands):

Segment:	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015

West	$583,596	$557,257	$633,400	$848,609	$972,757
East	995,409	1,022,678	1,013,000	962,911	935,731
Energy	255,209	215,248	346,400	331,825	290,553
Total	$1,834,214	$1,795,183	$1,992,900	$2,143,345	$2,199,041

We expect that during the next four quarters, we will recognize as revenue approximately 69% of the West Total Backlog at June 30, 2015; approximately 52% of the East Total Backlog and approximately 96% of the Energy Total Backlog.

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

Our cash and cash equivalents and short-term investments totaled $86.0 million at June 30, 2015 compared to $170.5 million at December 31, 2014. The decrease was due to the reduction in cash and cash equivalents of $53.5 million and a reduction in short-term investments of $31.0 million. The cash was used for payments of dividends, purchase of acquisitions, working capital needs of projects and other operating needs of the Company, as detailed in the next section below. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for the next twelve months.

Cash Flows

Cash flows during the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six months Ended June 30,
	2015	2014
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(17,261)	$(2,837)
Net cash (used in) provided by investing activities	(23,382)	(24,367)
Net cash provided by (used in) financing activities	(12,852)	(8,696)
Net change in cash and cash equivalents	$(53,495)	$(35,900)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six months Ended
	June 30,
	2015	2014	Change
	(Thousands)
Operating Activities:
Operating income	$12,194	$48,026	$(35,832)
Depreciation and amortization	31,882	27,628	4,254
Stock-based compensation expense	524	409	115
Loss (gain) on sale of property and equipment	(24)	(809)	785
Changes in assets and liabilities	(55,007)	(57,319)	2,312
Net other income (expense) and tax provision	(6,830)	(20,772)	13,942
Net cash provided by (used by) operating activities	$(17,261)	$(2,837)	$(14,424)

Net cash used by operating activities for the six months ended June 30, 2015 of $17.3 million increased by $14.4 million compared to the same period in the prior year, due primarily to reduced operating income of $35.8 million during the six months ended June 30, 2015.  This was partially offset by increases in depreciation and amortization of $4.3 million, modest net improvements in the net changes in the balance sheet assets and liabilities of $2.4 million and due to lower income taxes on the lower operating income. During the six months ended June 30, 2015, we paid $5.65 million for income taxes compared to $17.2 million in the same period of the previous year.

The net change in assets and liabilities of during the six months ended June 30, 2015 resulted in a use of cash of $55.0 million, compared to $57.3 million in the prior year, an improvement of $2.3 million.  The $2.3 million change in assets and liabilities is outlined below:

•                              The reduction in the use of cash relating to construction projects, which include the change in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings amounted to $6.2 million.  This decrease in the use of cash is primarily due to the reduction in revenues of $109.0 million for the six months ended June 30, 2015 compared to the same period in 2014.

The primary changes from December 31, 2014 to June 30, 2015 included:

•                              Accounts receivable decreased by $21.6 million reflecting the lower revenues during the six months of 2015 compared to the third and fourth quarter of 2014. At June 30, 2015 accounts receivable represented 29.5% of our total assets compared to 30.4% at the end of 2014.  With the exception of two specific collection issues on two large projects (see the discussion in the “Receivable Collection Actions” below), we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                              Costs and estimated earnings in excess of billings increased by $40.6 million. The increases are primarily associated with the time lag from when revenues were earned until the customer can be billed, which was approximately $15.6 million for JCG, $9.3 million for Q3C, $8.1 million for ARB, $4.2 million for OnQuest and $3.6 million at Rockford.

•                              Billings in excess of costs and estimated earnings decreased by $21.3 million reflecting the completion of work paid for in advance.

•                              Accounts payable decreased by $2.9 million during the six months of 2015 compared to the same period in 2014 primarily as a result of the reduced activity during the period.

•                              The earn-out liability at June 30, 2015 decreased by $0.4 million from the prior year, though it decreased by approximately $5.0 million compared to December 31, 2014 as a result of payments made to the sellers of Q3C upon achievement of certain operating targets in 2014; and

•                              Accrued expenses and other liabilities decreased by $1.9 million for the six months ended June 30, 2015 compared to the same period in 2014.

Investing activities

During the six months ended June 30, 2015, we purchased property and equipment for $35.7 million in cash compared to $38.6 million during the same period in the prior year. We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. Equipment purchases for 2015 are expected to be approximately $65 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.6 million during the six months ending June 30, 2015 and $3.0 million during the same period in 2014.

As part of our cash management program, we sold short-term investments of $31.0 million and $18.7 million during the six months ended June 30, 2015 and 2014, respectively, and made no investments in 2015 and invested $2.3 million during the six months of the prior year.  Short-term investments consisted primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.

On February 28, 2015, we purchased Primoris AV for a total of $22.7 million, using $22.3 million in cash, and recording a short-term payable of $0.4 million due to the sellers.  The Company used cash of $6.4 million to acquire the assets of Vadnais during the six months ended June 30, 2014.

Financing activities

Financing activities used cash of $12.9 million for the six months ended June 30, 2015, which was net of several transactions, which included:

•                $20.6 million in repayment of long-term debt and the repayment of $0.7 million in capital leases;

•                Proceeds from new equipment borrowing of $11.0 million;

•                 Dividend payments of $4.1 million to our stockholders during the six months ended June 30, 2015; and

•                $1.6 million in proceeds from the issuance of 96,257 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see “Note 10 — Credit Agreements” in Item 1, Financial Statements of this Second Quarter 2015 Report.

Related party transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Brian Pratt, our Chairman of the Board of Directors and our largest stockholder, holds a majority interest and is the chairman, president and chief executive officer and a director of SIGI. John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Primoris leases properties from SIGI at the following locations:

1.            Bakersfield, California (lease expires October 2022)

2.            Pittsburg, California (lease expires April 2023)

3.            San Dimas, California (lease expires March 2019)

During the six months ended June 30, 2015 and 2014, the Company paid $0.412 million and $0.441 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2015 and 2014, Primoris paid $0.131 million and $0.145 million, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the six months ended June 30, 2015 and 2014, Primoris paid $0.045 million in both years in lease payments. The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, President of Q3C. The property is located in Little Canada, Minnesota. During the six months ended June 30, 2015 and 2014, the Company paid $0.132 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022. In addition, during the three months ended June 30, 2015, Q3C paid $.016 million for the month-to-month lease of construction equipment to Mr. Osborn.

Common stock

For a discussion of items affecting our common stock, please see “Note 17 — Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2015 Report.

Contractual Obligations

As of June 30, 2015, we had $234.9 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of June 30, 2015 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$234,896	$42,568	$87,487	$66,347	$38,494
Interest on long-term debt (1)	21,336	5,946	8,685	4,534	2,171
Equipment operating leases	15,502	8,844	4,317	1,715	626
Contingent consideration obligations	1,812	737	1,075	—	—
Real property leases	12,599	3,500	5,833	3,143	123
Real property leases—related parties	8,341	1,459	2,780	1,853	2,249
	$294,486	$63,054	$110,177	$77,592	$43,663
Letters of credit	$10,622	$3,550	$7,071	$—	—

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

In November 2011, Rockford and ARB, along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Company recorded a liability of $7.5 million based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and has recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.7 million. Without agreeing to the amount and while initiating an appeal, the Company has made monthly payments, which are being expensed, including interest. Following a formal resolution to the issue, we will be required to pay an assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum settlement. As a result, we have not included the estimated withdrawal liability in the table above. Furthermore, we have excluded the payments associated with the contested withdrawal liability of Q3C based on its minimal value.  See Note 18 — “Commitments and Contingencies” in Item 1, Financial Statements of this Second Quarter 2015 Report.

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

•                Letters of credit issued under our lines of credit. At June 30, 2015, we had letters of credit outstanding of $10.6 million, primarily for international project engineering jobs in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit;

•                We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At June 30, 2015, equipment operating leases had a remaining commitment of $15.5 million and facility rental commitments were $20.9 million;

•                In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2015, we had $1.5 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements;

•                Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 18 — “Commitments and Contingencies” in Item 1, Financial Statements of this Second Quarter 2015 Report, we have recognized a withdrawal liability for one plan. We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As all construction contractors, we negotiate payments with our customers and from time to time we may encounter delays in receiving payments. However, in 2014, we encountered unusual situations with two contracts.  In one instance, ARB Industrial performed work on a solar plant in the Mojave Desert. Based on our concerns about eventual collectability for the cost-reimbursable contract and in spite of many assurances of payment from the owner, we chose to recognize revenue equal to cost.  At the end of the project, the owner chose not to pay the final amounts due totaling $32.9 million. We are currently engaged in binding arbitration through the International Chamber of Commerce, as required under the contract. The owner has bonded around the liens that we filed, and we believe that action will enhance collectability of amounts due at the end of the dispute process.

In addition, Primoris Pipeline Services constructed a large capital pipeline for a customer in Texas. During the early stages of the project, we became concerned that the customer would not pay us for ancillary items as we believe is required by the contract. As a result of our concerns about eventual collectability, we chose to recognize revenue equal to cost. We have initiated legal action and filed liens to collect the amount due of $17.9 million.

The Company has specific reserves for both projects of approximately $28 million included in “billings in excess of costs and estimated earnings”. While we believe that in both instances we are owed the full amount of the receivable, there can be no guarantee of the final amount that we receive or the timing of a resolution of the two matters.

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

At June 30, 2015, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2015 and December 31, 2014, due to the generally short maturities of these items. At December 31, 2014, we held short term investments which were primarily in U.S. Treasury bills with various financial institutions that are backed by the federal government. We expect to hold our investments to maturity.

At June 30, 2015, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2015, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We anticipate continuing enhancement of our controls, especially as we have begun the process of  integrating our financial and operations information systems onto a common platform.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2015, the Company was engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million.  At June 30, 2015, the Company has not recorded revenues in excess of cost for these two projects, however, the Company has specific reserves for both projects of approximately $28 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

PRIMORIS SERVICES CORPORATION

Date:	August 6, 2015	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)          Filed herewith