Form 10-Q
period 2015-09-30
Primoris Services Corp
filed 2015-11-05
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

At November 5, 2015, 51,675,569 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,424	$139,465
Short-term investments	—	30,992
Customer retention deposits and restricted cash	2,064	481
Accounts receivable, net	386,084	337,382
Costs and estimated earnings in excess of billings	116,517	68,654
Inventory and uninstalled contract materials	65,392	58,116
Deferred tax assets	13,555	13,555
Prepaid expenses and other current assets	31,071	31,720
Total current assets	704,107	680,365
Property and equipment, net	286,386	271,431
Intangible assets, net	38,149	39,581
Goodwill	124,562	119,410
Other long-term assets	2,785	400
Total assets	$1,155,989	$1,111,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,205	$128,793
Billings in excess of costs and estimated earnings	144,837	158,595
Accrued expenses and other current liabilities	113,589	83,401
Dividends payable	2,842	2,062
Current portion of capital leases	1,148	1,650
Current portion of long-term debt	47,288	38,909
Current portion of contingent earnout liabilities	349	5,901
Total current liabilities	444,258	419,311
Long-term capital leases, net of current portion	105	657
Long-term debt, net of current portion	206,381	204,029
Deferred tax liabilities	19,484	19,484
Long-term contingent earnout liabilities, net of current portion	1,102	1,021
Other long-term liabilities	11,332	12,899
Total liabilities	682,662	657,401
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,675,569 and 51,561,396 issued and outstanding at September 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	163,067	160,186
Retained earnings	310,191	293,628
Noncontrolling interests	64	(33)
Total stockholders’ equity	473,327	453,786
Total liabilities and stockholders’ equity	$1,155,989	$1,111,187

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$555,945	$613,237	$1,432,270	$1,598,602
Cost of revenues	484,298	537,764	1,276,122	1,412,178
Gross profit	71,647	75,473	156,148	186,424
Selling, general and administrative expenses	38,545	36,162	110,852	99,087
Operating income	33,102	39,311	45,296	87,337
Other income (expense):
Income from non-consolidated entities	—	5,250	—	5,264
Foreign exchange gain (loss)	(721)	(101)	(425)	74
Other income (expense)	361	(201)	272	(642)
Interest income	4	14	22	80
Interest expense	(1,903)	(1,778)	(5,563)	(4,642)

Income before provision for income taxes	30,843	42,495	39,602	87,471
Provision for income taxes	(11,764)	(15,105)	(15,159)	(32,813)
Net income	$19,079	$27,390	$24,443	$54,658

Less net income attributable to noncontrolling interests	(72)	—	(126)	(432)

Net income attributable to Primoris	$19,007	$27,390	$24,317	$54,226

Earnings per share:
Basic	$0.37	$0.53	$0.47	$1.05
Diluted	$0.37	$0.53	$0.47	$1.05
Weighted average common shares outstanding:
Basic	51,672	51,606	51,637	51,622
Diluted	51,824	51,759	51,789	51,759

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$24,443	$54,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	43,452	37,126
Amortization of intangible assets	5,082	5,632
Gain on sale of property and equipment	(901)	(956)
Income from non-consolidated entities	—	(5,264)
Stock—based compensation expense	787	671
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(1,583)	4,893
Accounts receivable	(45,968)	(80,658)
Costs and estimated earnings in excess of billings	(47,561)	(39,004)
Other current assets	(5,453)	(5,787)
Accounts payable	4,669	30,247
Billings in excess of costs and estimated earnings	(14,657)	(8,937)
Contingent earnout liabilities	(5,271)	(4,358)
Accrued expenses and other current liabilities	31,712	9,301
Other long-term assets	(2,385)	283
Other long-term liabilities	(3,067)	—
Net cash used in operating activities	(16,701)	(2,153)
Cash flows from investing activities:
Purchase of property and equipment	(52,440)	(64,540)
Proceeds from sale of property and equipment	6,139	3,848
Purchase of short-term investments	—	(3,525)
Sale of short-term investments	30,992	20,131
Cash received for the sale of Alvah	—	6,439
Cash paid for acquisitions	(22,302)	(14,595)
Net cash used in investing activities	(37,611)	(52,242)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	42,328	39,700
Repayment of capital leases	(1,086)	(2,778)
Repayment of long-term debt	(31,597)	(26,345)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,621	1,671
Dividends paid	(6,966)	(5,421)
Cash distribution to non-controlling interest holder	(29)	(1,515)
Repurchase of common stock	—	(2,844)
Net cash provided by financing activities	4,271	2,468
Net change in cash and cash equivalents	(50,041)	(51,927)
Cash and cash equivalents at beginning of the period	139,465	196,077
Cash and cash equivalents at end of the period	$89,424	$144,150

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash paid during the period for:
Interest	$5,652	$5,215

Income taxes, net of refunds received	$10,527	$35,484

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)

Dividends declared and not yet paid	$2,842	$2,062

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

The following table lists the Company’s primary operating subsidiaries and their current and prior reportable operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
Primoris Energy Services Corporation (“PES”)	Energy	East
PES Industrial Division (formerly JCG Industrial Division)	Energy	East
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest Canada, ULC	Energy	Engineering

The Company owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the West segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements. The project has been completed, the project warranty expired in May 2015 and final distributions and dissolution was completed in the third quarter 2015.

The Company owns a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”) formed in 2015 for the construction of a gas-fired power facility in Southern California.  The operations are included as part of the West segment.  As a result of determining that the Company is the primary beneficiary of the VIE, the results of Carlsbad are consolidated in the Company’s financial statements.  The project is expected to be completed in 2017.  Financial information for both the Blythe and Carlsbad joint ventures is presented in “Note 11— Noncontrolling Interests”.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million. BWP has entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP. Beginning in 2016, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity. All intercompany revenue and profit of the construction project was eliminated, and at September 30, 2015, a total of $13.7 million has been capitalized as property, plant and equipment, including the approximately $5 million acquisition cost.

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

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber and Ram-Fab purchases provided for contingent earnout amounts as discussed in “Note 7— Business Combinations”.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia, Inc. has been re-branded as Primoris Aevenia, Inc. (“Aevenia”) and operates as part of Primoris’ Energy segment. Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company. Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on March 16, 2015, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2014, have been omitted.

This Third Quarter 2015 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of the Company’s revenue has been generated under fixed-price contracts. For fixed-price contracts, the Company recognizes revenues primarily using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated contract values, estimated cost at completion and total costs incurred to date are used to calculate revenues earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenues and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

Customer Concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprises the top ten customers varies from year to year.

During the three and nine months ending September 30, 2015, revenues generated by the top ten customers were $325 million and $848 million, respectively, which represented 58.5% and 59.2%, respectively, of total revenues during the periods. During these respective periods of 2015, a pipeline operator represented 6.7% and 10.3% of total revenues and TXDOT represented 9.9% and 10.0% of total revenues.

During the three and nine months ending September 30, 2014, revenues generated by the top ten customers were $309 million and $884 million, respectively, which represented 50.3% and 55.3%, respectively, of total revenues during the periods. During these respective periods of 2014, TXDOT represented 7.8% and 8.6%, respectively, of total revenues and a petrochemical operating company represented 8.0% and 8.0%, respectively, of total revenues.

At September 30, 2015, approximately 6.6% of the Company’s accounts receivable were due from one customer, and that customer provided 7.9% of the Company’s revenues for the nine months ended September 30, 2015. In addition, of total accounts receivable, approximately 13.2% of total accounts receivable are currently in dispute resolution. See “Note 18 — Commitments and Contingencies”.

At September 30, 2014, approximately 12.4% of the Company’s accounts receivable were due from one customer, and that customer provided 8.0% of the Company’s revenues for the nine months ended September 30, 2014.  In addition, of total accounts receivable at September 30, 2014, approximately 13.1% are currently in dispute resolution. See “Note 18 — Commitments and Contingencies”.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2015:
Cash and cash equivalents	$89,424	$89,424	—	$—
Liabilities as of September 30, 2015:
Contingent consideration	$1,451	—	—	$1,451

Assets as of December 31, 2014:
Cash and cash equivalents	$139,465	$139,465	—	$—
Short-term investments	$30,992	$30,992	—	$—
Liabilities as of December 31, 2014:
Contingent consideration	$6,922	—	—	$6,922

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, 2015 and 2014:

	Significant Unobservable Inputs (Level 3)
	2015	2014
Contingent Consideration Liability
Beginning balance, January 1, 2015 and 2014	$6,922	$9,233
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability	125	642
Vadnais acquisition	—	729
Other acquisitions made in third quarter 2014	—	1,342
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	(5,000)	(5,000)
Reduction due to non-attainment of performance target — Ram-Fab & Vadnais	(596)	—
Ending balance, September 30, 2015 and 2014	$1,451	$6,946

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	September 30, 2015	December 31, 2014

Contracts receivable, net of allowance for doubtful accounts of $1,129 at September 30, 2015 and $540 at December 31, 2014	$331,065	$287,806
Retention receivable	54,638	49,104
	385,703	336,910
Other accounts receivable	381	472
	$386,084	$337,382

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2015	December 31, 2014

Costs incurred on uncompleted contracts	$4,957,107	$5,194,769
Gross profit recognized	575,481	613,510
	5,532,588	5,808,279
Less: billings to date	(5,560,908)	(5,898,220)
	$(28,320)	$(89,941)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2015	December 31, 2014

Costs and estimated earnings in excess of billings	$116,517	$68,654
Billings in excess of costs and estimated earnings	(144,837)	(158,595)
	$(28,320)	$(89,941)

Note 7 — Business Combinations

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia, Inc. has been re-branded as Primoris Aevenia, Inc. (“Aevenia”), and operates as part of Primoris’ Energy segment.

The purchase was accounted for using the acquisition method of accounting. During the second quarter of 2015, the Company finalized its estimate of fair value of the acquired assets and assumed liabilities of Aevenia, which included $4.2 million in current assets, $2.1 million in current liabilities, plant and equipment of $11.2 million, intangible assets of $3.85 million and goodwill of $5.15 million.

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

Goodwill of $5.15 million largely consists of expected benefits from providing electrical construction expertise for the Company and the greater presence and convenient access to the central plains area of the United States.  Goodwill also includes the value of the assembled workforce of the Aevenia business. Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2015 and 2014

The following pro forma information for the three and nine months ended September 30, 2015 and 2014 presents the results of operations of the Company as if the Aevenia acquisition and the 2014 acquisitions of Vadnais, Surber, Ram-Fab and Williams had all occurred at the beginning of 2014. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                  the pro forma impact of the expense associated with amortization of the discount for the fair value of the contingent consideration (related to the 2014 Vadnais, Surber and Ram-fab acquisitions) for potential earnout liabilities that may be achieved during the years 2015 through 2017; and

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three and nine months ended September 30, 2015 and the same period in 2014.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January 1, 2014.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the Aevenia acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$555,945	$633,195	$1,435,268	$1,655,472
Income before provision for income taxes	30,843	44,803	37,814	88,398
Net income attributable to Primoris	19,007	28,798	23,226	54,792

Weighted average common shares outstanding:
Basic	51,672	51,606	51,637	51,622
Diluted	51,824	51,759	51,789	51,759

Earnings per share:
Basic	$0.37	$0.56	$0.45	$1.06
Diluted	$0.37	$0.56	$0.45	$1.06

Note 8—Intangible Assets

At September 30, 2015 and December 31, 2014, intangible assets totaled $38,149 and $39,581, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	September 30,	December 31,
	Period	2015	2014
Tradename	3 to 10 years	$15,801	$18,194
Non-compete agreements	2 to 5 years	1,639	1,074
Customer relationships	5 to 15 years	20,709	20,313
Total		$38,149	$39,581

Amortization expense of intangible assets was $1,712 and $1,945 for the three months ended September 30, 2015 and 2014, respectively, and amortization expense for the nine months ended September 30, 2015 and 2014 was $5,082 and $5,632, respectively. Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2015 (remaining three months)	$1,703
2016	6,460
2017	6,192
2018	5,719
2019	5,509
Thereafter	12,566
$38,149

Note 9—Accounts Payable and Accrued Liabilities

At September 30, 2015 and December 31, 2014, accounts payable included retention amounts of approximately $8,303 and $9,285, respectively.  These amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at:

	September 30, 2015	December 31, 2014

Payroll and related employee benefits	$48,634	$37,261
Insurance, including self-insurance reserves	45,420	34,377
Reserve for estimated losses on uncompleted contracts	4,957	2,363
Corporate income taxes and other taxes	9,296	3,775
Accrued overhead cost	954	1,059
Other	4,328	4,566
	$113,589	$83,401

Note 10—Credit Arrangements

Revolving Credit Facility

As of September 30, 2015, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $12,105 at September 30, 2015 and $4,659 at December 31, 2014.  Other than commercial letters of credit, there were no borrowings under this line of credit during the nine months ended September 30, 2015, and available borrowing capacity at September 30, 2015 was $112,895.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at September 30, 2015.

Canadian Credit Facility

The Company has a credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2015 and December 31, 2014, letters of credit outstanding totaled $2,680 and $2,563 in Canadian dollars, respectively.  At September 30, 2015, the available borrowing capacity was $5,320 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At September 30, 2015, OnQuest Canada, ULC was in compliance with the covenant. On October 8, 2015, the facility was renewed with substantially the same terms and conditions.

Commercial Equipment Notes Payable

From time to time the Company enters into commercial equipment notes payable with various equipment finance companies and banks.  Interest rates range from 1.78% to 3.85% per annum and maturity dates range from November 30, 2016 to July 25, 2023.  The notes are secured by certain construction equipment of the Company.

Note 11 — Noncontrolling Interests

The Company determined that both the Blythe joint venture and the Carlsbad Power Constructors joint venture were variable interest entities (“VIE”) and that the Company was the primary beneficiary as a result of its significant influence over the operations of the joint ventures.

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$11	$—	$119	$940
Net income attributable to noncontrolling interests	$5	$—	$59	$432

No tax effect was recognized for the income since Blythe is a partnership.  The project has been completed and Blythe made a final distribution of $29 to the non-controlling interests and $29 to the Company during the nine months ending September 30, 2015.  Blythe made total distributions of $1,515 to the non-controlling interests and $1,515 to the Company during the nine months ending September 30, 2014. No capital contributions were made during the year ended December 31, 2014 or through the nine months ended September 30, 2015.

The Carlsbad joint venture operating activities are included in the Company’s consolidated statements of income as follows for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$1,020	$—	$1,020	$—
Net income attributable to noncontrolling interests	$67	$—	$67	$—

Since Carlsbad is a partnership, no tax effect was recognized for the income. Carlsbad made no distributions to the partners and the Company made no capital contributions to Carlsbad during the nine months ending September 30, 2015.

The carrying values of the assets and liabilities associated with the operations of the Blythe and Carlsbad joint ventures are included in the Company’s consolidated balance sheets and were immaterial at December 31, 2014 and September 30, 2015.

Note 12 — Contingent Earnout Liabilities

In March 2014, the Company paid $5,000 to the sellers of Q3C based on achievement of the 2013 operating performance targets. The sellers were paid an additional $5,000 in March 2015 based on achieving an operating performance target for the calendar year 2014.

In June 2014, the Company acquired the assets of Vadnais Company for $6,354 in cash plus an earnout of $900, with $450 payable in September 2015 and $450 payable in September 2016, contingent upon meeting a certain performance targets for each of the two periods.  The estimated fair value of the contingent consideration on the acquisition date was $679. At September 30, 2015, it was determined that the operations of Vadnais did not meet the September 2015 performance targets. As a result, the contingent consideration balance of $396 was credited to non-operating income at September 30, 2015. The fair value of the contingent consideration related to the September 30, 2016 target was $368 as of September 30, 2015.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million in cash for the net assets of Surber Roustabout, LLC, Ram-Fab, LLC and Williams Testing, LLC.  The Surber purchase provided a contingent earnout amount of up to $1.4 million over a 3-year period, which had an estimated fair value of $1.0 million on the acquisition date and $1,083 as of September 30, 2015.  The Ram-Fab purchase included a $0.2 million contingent earnout based on estimated earnings of a six-month operating project.  Because the operating results for the Ram-Fab project were not met during the acquisition measurement period, the contingent earnout liability was reduced in June 2015 and the value of intangible assets of the acquisition was reduced by the same amount.

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

Primoris leases properties from SIGI at the following locations:

1.             Bakersfield, California (lease expires October 2022)

2.             Pittsburg, California (lease expires April 2023)

3.             San Dimas, California (lease expires March 2019)

During the nine months ended September 30, 2015 and 2014, the Company paid $621 and $656, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2015 and 2014, Primoris paid $193 and $219, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2015 and 2014, Primoris paid lease payments of $68 for both periods.  The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment. The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2015 and 2014, the Company paid $198 in both periods in lease payments to Quality RE Partners. The lease expires in October 2022.  In addition, during the nine months ended September 30, 2015, Q3C paid $32 for a month-to-month lease of construction equipment to Mr. Osborn.

Note 14—Stock-Based Compensation

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the 2013 Long-term Incentive Equity Plan (the “Equity Plan”).  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units will vest in four equal installments subject to continuing employment of the executive.  At September 30, 2015, a total of 50,000 Units were vested. On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  On September 23, 2015 a total of 24,256 Units vested and the remaining 24,256 Units will vest on March 23, 2017, subject to continuing employment of the executive.  Vesting of both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant (utilizing the prior-day closing price), based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three months ended September 30, 2015 and 2014, the Company recognized $262 and $262, respectively, in compensation expense. For the nine months ended September 30, 2015 and 2014, the Company recognized compensation expense of $787 and $671, respectively.  At September 30, 2015, approximately $1.6 million of unrecognized compensation expense remains for the Units, which will be recognized through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At September 30, 2015, a total of 535 Dividend Equivalent Units were accrued.

Note 15—Income Taxes

The effective tax rate for the nine months ended September 30, 2015 for income before taxes and noncontrolling interests is 38.3% and for income attributable to Primoris is 38.4%.  The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

In the third quarter of 2014, the Internal Revenue Service concluded an examination of our federal income tax returns for 2011 and 2012 which did not have a material impact on our financial statements. The Company’s federal income tax returns are no longer subject to examination for tax years before 2013. The statutes of limitation of state and foreign jurisdictions vary generally between 3 to 5 years. Accordingly, the tax years 2009 through 2014 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

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

•                  On August 4, 2015, the Company declared a cash dividend of $0.055 per common share, payable to stockholders of record on September 30, 2015.  The dividend, totaling $2,842, was paid on October 15, 2015.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Primoris	$19,007	$27,390	$24,317	$54,226
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,672	51,606	51,637	51,622
Dilutive effect of shares issued to independent directors	3	4	3	3
Dilutive effect of unvested restricted stock units (1)	149	149	149	134
Weighted average shares for computation of diluted earnings per share	51,824	51,759	51,789	51,759

Earnings per share:
Basic earnings per share	$0.37	$0.53	$0.47	$1.05
Diluted earnings per share	$0.37	$0.53	$0.47	$1.05

(1)   Represents the dilutive effect of a grant of 148,512 shares of Units and 535 vested Dividend Equivalent Units.

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

In March and August 2015, the Company issued 8,168 shares and 9,748 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.  Shares issued to the non-employee members of the Board of Directors in February and September 2014 were 6,375 shares and 6,172 shares, respectively.

As discussed in Note 14 — “Stock Based Compensation”, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan and these Units have accrued 535 Dividend Equivalent Units.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2020. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2015 was $3,753 and $14,144, respectively, compared to $3,250 and $10,416 for the same periods in 2014. The amounts for the three and nine months ended September 30, 2015 included lease payments made to related parties of $360 and $1,080, respectively, compared to $377 and $1,140 for the same periods in 2014.

Letters of credit — At September 30, 2015, the Company had letters of credit outstanding of $14,107 and at December 31, 2014, the Company had letters of credit outstanding of $6,864.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

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

At September 30, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million.  At September 30, 2015, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $28 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

Bonding — At September 30, 2015 and December 31, 2014, the Company had bid and completion bonds issued and outstanding totaling approximately $1,558,465 and $1,518,018, respectively.

Withdrawal liability for multiemployer pension plan —In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11,819. A legal proceeding commenced, and the United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments which have totaled $1,600 through September 30, 2015.  These payments have been expensed.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Company is waiting for the Plan to provide it with final liability amounts based on the Court’s decision.

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

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The Blythe joint venture, completed in 2014, and the Carlsbad joint venture, which began in 2015, is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction businesses, located primarily in the southeastern United States and in the Gulf Coast region of the United States.

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States. The segment includes the operations of the PES pipeline and gas facility construction and maintenance operations, the PES Industrial division and the newly acquired Aevenia, Surber and Ram-Fab operations. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended September 30, 2015 and 2014 were as follows:

	For the three months ended September 30,
	2015		2014
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$258,414	46.5%	$289,405	47.2%
East	183,635	33.0%	135,450	22.1%
Energy	113,896	20.5%	188,382	30.7%
Total	$555,945	100.0%	$613,237	100.0%

Revenue by segment for the nine months ended September 30, 2015 and 2014 were as follows

	For the nine months ended September 30,
	2015		2014
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$684,798	47.8%	$747,823	46.8%
East	462,222	32.3%	360,975	22.6%
Energy	285,250	19.9%	489,804	30.6%
Total	$1,432,270	100.0%	$1,598,602	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2015 and 2014 were as follows:

	For the three months ended September 30,
	2015		2014
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$39,810	15.4%	$46,240	16.0%
East	15,400	8.4%	9,110	6.7%
Energy	16,437	14.4%	20,123	10.7%
Total	$71,647	12.9%	$75,473	12.3%

Gross profit by segment for the nine months ended September 30, 2015 and 2014 were as follows:

	For the nine months ended September 30,
	2015		2014
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$91,718	13.4%	$115,723	15.5%
East	33,623	7.3%	24,595	6.8%
Energy	30,807	10.8%	46,106	9.4%
Total	$156,148	10.9%	$186,424	11.7%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2015 and at December 31, 2014.

Segment	September 30, 2015	December 31, 2014

West	$45,239	$45,239
East	43,267	43,267
Energy	36,056	30,904
Total	$124,562	$119,410

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States, with less than 1% generated from sources outside of the United States. At September 30, 2015, approximately 1% of total assets were located in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (“Third Quarter 2015 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2015 Report, our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2015 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2015 Report and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length – from several weeks to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer, in any year a small number of customers tend to constitute a substantial portion of our total revenues.

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

In the third quarter 2014, we reorganized our business segments to match the changes in the Company’s internal organization and management structure.  The current operating segments include: The West Construction Services segment (“West segment”), which is unchanged from the previous segment, the East Construction Services segment (“East segment”), which is realigned from the previous East Construction Services segment and the Energy segment (which includes the previous Engineering segment).  All prior period amounts related to the segment change have been retrospectively reclassified throughout this Third Quarter 2015 Report to conform to the new presentation.  The following is a brief description of each of our reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais, acquired in June 2014. Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe joint venture, completed in 2014, and the Carlsbad joint venture, begun in 2015, is also included as a part of the segment.  The West segment consists of businesses headquartered primarily in the western United States.

The East segment includes our JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction businesses, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States, the Gulf Coast region and the upper Midwest region of the United States.  The segment includes the PES pipeline and gas facility construction and maintenance operations, the PES Industrial division, the Surber and Ram-Fab divisions and the newly acquired operations of Aevenia. Additionally, the segment includes the OnQuest, Inc. and OnQuest Canada, ULC operations for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their current and prior operating segment:

Subsidiary	Operating Segment	Prior Operating Segment
ARB, Inc. (“ARB”)	West	West
ARB Structures, Inc.	West	West
Q3 Contracting, Inc. (“Q3C”)	West	West
Rockford Corporation (“Rockford”)	West	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West	West
Silva Group (“Silva”)	East	East
Cardinal Contractors, Inc.	East	East
BW Primoris, LLC (“BWP”)	East	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East	East
JCG Infrastructure and Maintenance Division	East	East
Primoris Energy Services Corporation (“PES”)	Energy	East
PES Industrial Division (formerly JCG Industrial Division)	Energy	East
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy	N/A
OnQuest, Inc.	Energy	Engineering
OnQuest, Canada, ULC	Energy	Engineering

The Company owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements. The project has been completed, the project warranty expired in May 2015, final distribution of $0.029 million was made and dissolution was completed in the third quarter 2015.

The Company owns a 50% interest in the Carlsbad Constructors joint venture (“Carlsbad”) formed in 2015 for the construction of a gas-fired power facility in Southern California.  The operations are included as part of the West Construction Services segment.  As a result of determining that the Company is the primary beneficiary of the VIE, the results of Carlsbad are consolidated in the Company’s financial statements. The project is expected to be completed in 2017.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  BWP has entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP.  Beginning in 2016, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity.  All intercompany revenue and profit of the project have been eliminated, and at September 30, 2015, a total of $13.7 million has been capitalized as property, plant and equipment, including the approximately $5 million acquisition cost.

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

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.7 million, consisting of $22.3 million in cash and a payable of $0.4 million to the sellers. Aevenia, Inc. has been re-branded as Primoris Aevenia, Inc. (“Aevenia”) and operates as part of Primoris’ Energy segment. Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company. Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest.

Prior to acquisition, for the year ended December 31, 2014, Aevenia generated operating income of $4.2 million on revenues of $44.4 million. The fair value of the assets purchased and liabilities assumed on the acquisition date included $4.2 million in current assets, $2.1 million in current liabilities, plant and equipment of $11.2 million, $3.85 million in intangibles and $5.2 million in goodwill.

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

	Twelve Months Ended September 2015	Twelve Months Ended December 2014	Twelve Months Ended September 2014

Underground capital projects	14%	17%	20%
Utility services	33%	28%	27%
Industrial	16%	27%	27%
Heavy Civil	29%	22%	20%
Engineering	4%	3%	3%
Other	4%	3%	3%
Total	100%	100%	100%

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The awarding of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, federal and state highway agencies as well as municipal water and wastewater customers. Over the past several years, we have benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the impact of the oil and gas industry’s finding of alternative energy sources, such as the shale formations; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. Fluctuations in market prices of oil, gas and other fuel sources can affect demand for our services. The significant reduction in the price of oil since the middle of 2014 has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with continuing uncertainty remaining over the length of time that prices will remain depressed. Oil prices are not expected to recover until the current oversupply eases or there is an increase in the global demand for oil. We believe the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period. However, the need for pipeline infrastructure to allow midstream companies to bring low-priced oil and gas from the oil shale formations to processing facilities and to end customers in the southeastern United States is expected to result in a continuing need for our services for the next few years. The continuing changes in the regulatory environment also can affect the demand for our services, either by increasing our work or delaying projects. We believe that until alternative energy sources can supply a significant amount of uninterruptable power, regulated utility customers will continue to invest in construction of power plants and in the maintenance and replacement services that we provide.

Seasonality and cyclicality

Our results of operations are subject to quarterly variations. Most of the variation is the result of weather, particularly rain and snow, which can impact our ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles. As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters, with the fourth quarter revenues and earnings usually less than the third quarter revenues and earnings but higher than the second quarter revenues and earnings.

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

Results of operations

Revenues, gross profit, operating income and net income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$555,945	100.0%	$613,237	100.0%
Gross profit	71,647	12.9%	75,473	12.3%
Selling, general and administrative expense	38,545	6.9%	36,162	5.9%
Operating income	33,102	6.0%	39,311	6.4%
Other income (expense)	(2,259)	(0.5)%	3,184	0.5%
Income before income taxes	30,843	5.5%	42,495	6.9%
Income tax provision	(11,764)	(2.1)%	(15,105)	(2.4)%
Net income	$19,079	3.4%	$27,390	4.5%
Net income attributable to noncontrolling interests	(72)	—%	—	—%
Net income attributable to Primoris	$19,007	3.4%	$27,390	4.5%

	Nine Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$1,432,270	100.0%	$1,598,602	100.0%
Gross profit	156,148	10.9%	186,424	11.7%
Selling, general and administrative expense	110,852	7.7%	99,087	6.2%
Operating income	45,296	3.2%	87,337	5.5%
Other income (expense)	(5,694)	(0.4)%	134	—%
Income before income taxes	39,602	2.8%	87,471	5.5%
Income tax provision	(15,159)	(1.1)%	(32,813)	(2.1)%
Net income	$24,443	1.7%	$54,658	3.4%
Net income attributable to noncontrolling interests	(126)	—%	(432)	—%
Net income attributable to Primoris	$24,317	1.7%	$54,226	3.4%

Revenues

Revenues for the three and nine months ended September 30, 2015 decreased by $57.3 million, or 9.3%, and $166.3 million, or 10.4%, respectively, compared to the same periods in 2014. The decrease was significantly due to the impact of unusually severe wet weather during the first half of 2015, and especially in the second quarter. As a result of the heavy rainfall in the first half of the year, the Company suspended operations on various projects and incurred additional costs to recover from the weather conditions.  Revenues for the nine months ended September 30, 2015 were also impacted by the delay in certain capital projects as a result of lower oil prices, and as a result of close-outs of large projects in the prior year.

From an end-market perspective, our end-market revenues during the third quarter of 2015 decreased by $50.0 million for underground capital projects and the industrial end-market revenues decreased by $65.4 million, as compared to the third quarter of 2014. Revenues increased for the third quarter 2015 in our heavy civil end-market by $44.5 million, in our underground utility end-market by $2.8 million, in the engineering end-market by $0.3 million and by $10.5 million in our other end-markets, as compared to the third quarter of 2014.

Gross Profit

For the three and nine months ended September 30, 2015, gross profit decreased by $3.8 million, or 5.1%, and $30.3 million, or 16.2%, respectively, compared to the same periods in 2014, primarily due to the decrease in revenues and to inefficiencies associated with stopping and starting projects as a result of the weather delays during the first half of 2015. Gross profit as a percentage of revenue increased to 12.9% from 12.3% for the three months ended September 30, 2015 compared to the same period in 2014, and decreased from 11.7% to 10.9% for the nine months ended September 30, 2015 compared to the same period in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $2.4 million, or 6.6%, for the three months ended September 30, 2015, compared to the same period in 2014. Of the increase, $1.2 million was from the acquisitions of Vadnais and Aevenia.  The remaining increases in SG&A related primarily to expenses associated with increased staffing levels.

SG&A as a percentage of revenue for the three months ended September 30, 2015 increased to 6.9% compared to 5.9% for the corresponding period in 2014 as a result of both the increased expenses and the decrease in revenues for the quarter.

SG&A for the nine months ended September 30, 2015, increased $11.8 million or 11.9%, compared to the same period in 2014.  Of the increase, $3.4 million was from the acquisitions of Vadnais and Aevenia. Legal costs increased $4.0 million primarily as a result of costs related to disputed receivables on two projects and expenses associated with the Company’s continuing internal review of methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing projects. For further information, please refer to the risk factor entitled “We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. A valuation adjustment for the value of a long-term asset of $1.2 million was recorded in the second quarter of 2015, and the remaining increases related to expenses associated with increased staffing levels for the year.

SG&A as a percentage of revenue for the nine months ended September 30, 2015 increased to 7.7% compared to 6.2% for the corresponding period in 2014 as a result of both increased expenses and the decrease in revenues in 2015.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Thousands)		(Thousands)
Income from non-consolidated entities	$—	$5,250	$—	$5,264
Foreign exchange gain (loss)	(721)	(101)	(425)	74
Other income (expense)	361	(201)	272	(642)
Interest income	4	14	22	80
Interest expense	(1,903)	(1,778)	(5,563)	(4,642)
Total other income (expense)	$(2,259)	$3,184	$(5,694)	$134

For the three and nine months ended September 30, 2015, foreign exchange gain or loss reflects currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Interest expense for the three and nine months ended September 30, 2015 was $1.9 million and $5.6 million, respectively, compared to $1.8 million and $4.6 million for the same period in 2014 due to increased equipment debt financing.

Other income for the three and nine months ended September 30, 2015 was impacted by the reversal of $396 in contingent consideration related to Vadnais missing a financial target as of September 30, 2015. This increase was partially offset by the ongoing expense for changes in the estimated fair value of the remaining contingent earn-out liabilities for the Vadnais and Surber acquisitions.

Provision for income taxes

Our provision for income taxes decreased $3.3 million for the three months ended September 30, 2015 to $11.8 million compared to $15.1 million in the same period in 2014 primarily as a result of a reduction in income before taxes of $11.7 million.

Our provision for income taxes decreased $17.6 million for the nine months ended September 30, 2015 to $15.2 million compared to $32.8 million in the same period in 2014 primarily as a result of a reduction in income before taxes of $48.0 million. The tax rate applied to income attributable to Primoris in the nine months ended September 30, 2015 was 38.4%, compared to 37.7% for the same period in 2014. The .7% increase in the effective tax rate resulted primarily from the variability of state taxes, the partial non-deductibility of meals and incidental per diem expenses, and the expected lower taxable income for 2015.

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

Segment results

West Segment

Revenue and gross profit for the West segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$258,414		$289,405
Gross profit	$39,810	15.4%	$46,240	16.0%

	Nine Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$684,798		$747,823
Gross profit	$91,718	13.4%	$115,723	15.5%

Revenue for the West segment decreased by $31.0 million, or 10.7%, for the three months ended September 30, 2015, compared to the same period in 2014. Revenue decreased by $21.5 million at the ARB Underground division primarily due to a decrease of $25.8 million in work for a large northern California utility customer. Revenue decreased by $12.8 million at the ARB Industrial division primarily from completion of a rail unloading terminal project in 2014. Revenue decreased at Rockford by $18.7 million as increased revenue at a Houston area pipeline project was not sufficient to offset the completion in 2014 of several larger projects. A $14.1 million increase at Q3C was primarily attributable to increased work performed for its largest utility customer..

Revenue for the West segment decreased by $63.0 million, or 8.4%, for the nine months ended September 30, 2015, compared to the same period in 2014. Revenues at the ARB Industrial division decreased by $111.4 million due primarily to the completion of several large projects totaling $158.6 million in 2014, with one project, a solar plant in the Mojave Desert representing $81.5 million of the total decrease. Revenue at ARB Underground decreased by $17.3 million as non-utility work decreased by $23.2 million. These decreases were partially offset by an increase of $22.9 million at Q3C, and a net increase of $21.2 million at Rockford, where revenue from a large pipeline project in Houston offset the completion of several 2014 projects and a decrease of $7.6 million for Marcellus shale work.

Gross profit for the West segment decreased by $6.4 million, or 13.9%, during the three months ended September 30, 2015, compared to the same period in 2014. Gross profit decreased $5.8 million at the ARB Underground division and $2.1 million at the ARB Industrial division reflecting the reduction in revenue. Gross profit increased $1.6 million at Rockford in spite of the reduction in revenue as the prior year included a project that resulted in gross margin losses.

Gross profit for the West segment decreased by $24.0 million, or 20.7%, during the nine months ended September 30, 2015, compared to the same period in 2014. Decreases in gross profit were $7.5 million at Rockford reflecting both the impact of the adverse weather in the first and second quarters of 2015 and the close-out of the jobs in 2014, $4.4 million at Q3C from more significant weather-related job shutdowns in the first quarter of 2015 and an $11.3 million reduction at the ARB Industrial division from prior year project closeouts, excluding the Mojave desert project for which no gross profit was recognized.

Gross profit as a percentage of revenue decreased to 15.4% during the three months ended September 30, 2015, from 16.0% in the same period in 2014 primarily due to lower margins at Q3C and the ARB Underground division reflecting the mix of work at their utility customers.

During the nine months ended September 30, 2015, gross profit as a percentage of revenue decreased to 13.4% from 15.5% in the same period in 2014 primarily as a result of the decreased margins realized by Rockford.

East Segment

Revenue and gross profit for the East segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$183,635		$135,450
Gross profit	$15,400	8.4%	$9,110	6.7%

	Nine Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$462,222		$360,975
Gross profit	$33,623	7.3%	$24,595	6.8%

East segment revenue increased by $48.2 million, or 35.6% for the three months ended September 30, 2015 compared to the same period in 2014. JCG’s Infrastructure & Maintenance division revenue increased $38.1 million, due primarily to a large petrochemical project in Louisiana. Revenue at JCG’s Heavy Civil division increased $7.2 million due primarily to increases in Louisiana DOT projects of $7.6 million, Arkansas DOT projects of $5.3 million and Texas DOT projects of $3.9 million offset by decreases in municipal projects in Louisiana and Texas of $9.3 million. Revenue at Cardinal Contractors increased $3.7 million as a result of Texas projects that started in 2015.

Revenue increased by $101.2 million, or 28.0% for the nine months ended September 30, 2015 compared to the same period in 2014.  Revenue at the JCG Infrastructure & Maintenance division increased by $99.3 million due to the large petrochemical project in Louisiana and increases in Florida work. JCG’s Heavy Civil division revenue increased by $2.8 million. JCG Heavy Civil increases in Louisiana DOT projects of $19.0 million and Arkansas DOT projects of $18.1 million were offset by decreases in Texas and Louisiana municipal projects of $29.1 million and a decrease of $10.1 million on Mississippi DOT projects.

Gross Profit increased by $6.3 million, or 69.0% for the three months ended September 30, 2015 compared to the same period in 2014. The gross profit increase at JCG’s Infrastructure & Maintenance division was $10.1 million due primarily to the increased volume from a large petrochemical project in Louisiana. This increase was offset by the $3.6 million gross profit decrease at JCG’s Heavy Civil division primarily related to the delays associated with Texas DOT projects in the Belton area.

Gross profit increased by $9.0 million or 36.7% for the nine months ended September 30, 2015. The gross profit increase at JCG’s Infrastructure and Maintenance division was $25.2 million as a result of increased revenues. This increase was partially offset by a decrease in JCG’s Heavy Civil division of $15.9 million, mainly related to the impact of weather on the Texas DOT projects.

Gross profit as a percent of revenue increased to 8.4% and 7.3% during the three and nine months ended September 30, 2015, respectively, from 6.7% and 6.8% in the prior year periods, respectively, primarily as a result of increased margins on the Infrastructure & Maintenance petrochemical projects offset by decreased margins on the Texas Heavy Civil division jobs as a result of the delays associated with the adverse weather conditions in 2015.

Energy Segment

Revenue and gross profit for the Energy segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$113,896		$188,382
Gross profit	$16,437	14.4%	$20,123	10.7%

	Nine Months Ended September 30,
	2015		2014
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$285,250		$489,804
Gross profit	$30,807	10.8%	$46,106	9.4%

Revenue for the Energy segment decreased by $74.5 million, or 39.5%, for the three months ended September 30, 2015, compared to the same period in 2014. This was primarily due to reduced revenues of $45.1 million at the PES Industrial division and reduced revenues of $32.0 million at the PES Pipeline division. For the Industrial division, the reduction was primarily due to a $48.1 million impact from completion of a fertilizer plant project in 2014. For the Pipeline division, the revenue reduction from completion of a pipeline project in 2014 was $37.1 million. Revenue for Aevenia, acquired on February 28, 2015, was $9.1 million.

Revenue decreased by $204.6 million, or 41.8%, for the nine months ended September 30, 2015, compared to the same period in 2014. The revenues were lower by $115.0 million at the PES Industrial division, by $113.1 million at the PES Pipeline division and by $23.8 million at the PES Saxon division. For the Industrial division, the reduction included $115.1 million from completion of a fertilizer plant project in 2014, and the impact of the unusually severe rainy weather, especially in the second quarter, which limited revenues for a chemical plant project in Louisiana to $20.4 million for the nine months of 2015. For the Pipeline division, the revenue reduction from completion of a pipeline project in 2014 was $115.6 million. For the PES Saxon division, the revenue reduction from the 2014 completion of a project in the Houston Ship Channel was $36.4 million partially offset by increases of $9.6 million from two projects in Pennsylvania. Revenues increased $20.0 million at OnQuest primarily from a new LNG project in Florida. Revenue for Aevenia, acquired on February 28, 2015, was $18.3 million.

Gross profit for the three months ended September 30, 2015 decreased by $3.7 million or 18.3%, compared to the same period in 2014. Gross profit at the PES Industrial division was reduced by $2.7 million as a result of the reduction in revenue. Gross profit at the PES Pipeline division was reduced by $2.8 million, primarily from the impact of operating inefficiencies resulting from the reduction in work levels.  The revenue reduction from the prior year pipeline project did not affect gross profit as the project is currently in dispute resolution and the revenue was recorded at zero gross margin. Gross profit at OnQuest was the same as the prior year as the new LNG project was still in the early phase of construction. Gross profit from Aevenia, acquired on February 28, 2015, was $1.1 million.

Gross profit for the nine months ended September 30, 2015 decreased by $15.3 million or 33.2%, compared to the same period in 2014. Gross profit at the PES Industrial division was reduced by $12.7 million as a result of decreased revenues and the impact of the unusual severe rainy weather, primarily in the second quarter, and by $8.3 million at the PES Pipeline division, primarily from the reduction in revenues due to the weather and due to projects completed in 2014. For OnQuest gross profit increased by $2.5 million due primarily to fees earned on a suspended project in the first quarter. Aevenia gross profit, acquired on February 28, 2015, was $1.6 million.

Gross profit as a percent of revenue increased to 14.4% during the three months ended September 30, 2015 from 10.7% for the same period in the prior year. The increase was due primarily to improved margins at the Primoris Energy Services group, reflecting the effect of zero margin work on a large pipeline project in 2014. Gross profit as a percent of revenue during the nine months ended September 30, 2015 increased to 10.8% from 9.4% for the same period in the prior year, reflecting the effect of the work on the 2014 zero margin project. Excluding the impact of this prior year project, gross profit as a percent of revenue would reflect a decrease from 12.3% in 2014 to 10.8% in 2015 due to increased costs, primarily associated with the heavy rains during the first half of the year.

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

Fixed Backlog

Fixed Backlog by operating segment as of December 31, 2014 and September 30, 2015 and the changes in Fixed Backlog for the nine months ended September 30, 2015 (in thousands) are as follows:

Segment	Beginning Fixed Backlog at December 31, 2014	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at September 30, 2015	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for nine months ended September 30, 2015

West	$237,349	$624,640	$324,879	$537,110	$359,919	$684,798
East	1,009,645	250,394	453,614	806,425	8,607	462,222
Energy	300,961	184,068	248,227	236,802	37,023	285,250
Total	$1,547,955	$1,059,102	$1,026,720	$1,580,337	$405,549	$1,432,270

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

As of September 30, 2015, our total Fixed Backlog was $1.58 billion representing an increase of $32.0 million, or 2.1% compared to the $1.55 billion as of December 31, 2014.  We expect that approximately 64% of the total Fixed Backlog at September 30, 2015, will be recognized as revenue over the next four quarters, with approximately $358 million expected for the West segment, $413 million for the East segment and $236 million for the Energy segment.

MSA Backlog

The following table outlines historical MSA revenues for the past seven quarters ($ in thousands):

	2015	2014
First Quarter	$90,668	$77,165
Second Quarter	134,131	111,443
Third Quarter	175,573	182,383
Fourth Quarter	N/A	131,006
Total	$400,372	$501,997

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

The following table shows our estimated MSA Backlog at September 30, 2015 by operating segment (in thousands):

Segment:	MSA Backlog at September 30, 2015

West	$412,153
East	4,500
Energy	52,787
Total	$469,440

Total Backlog

The following table shows Total Backlog by operating segment (Fixed Backlog plus MSA Backlog) as of the quarter-end dates shown below (in thousands):

Segment:	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

West	$557,257	$633,400	$848,609	$972,757	$949,263
East	1,022,678	1,013,100	962,911	935,731	810,925
Energy	215,248	346,400	331,825	290,553	289,589
Total	$1,795,183	$1,992,900	$2,143,345	$2,199,041	$2,049,777

We expect that during the next four quarters, we will recognize as revenue approximately 81% of the West Total Backlog at September 30, 2015; approximately 52% of the East Total Backlog and approximately 100% of the Energy Total Backlog.

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

Our cash and cash equivalents and short-term investments totaled $89.4 million at September 30, 2015 compared to $170.5 million at December 31, 2014. The decrease was due to the reduction in cash and cash equivalents of $50.0 million and a reduction in short-term investments of $31.0 million. The cash was used for payments of dividends, purchase of acquisitions, working capital needs of projects and other operating needs of the Company, as detailed in the next section below. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for the next twelve months.

Cash Flows

Cash flows during the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine months Ended September 30,
	2015	2014
	(Thousands)
Change in cash:
Net cash used in operating activities	$(16,701)	$(2,153)
Net cash used in investing activities	(37,611)	(52,242)
Net cash provided by financing activities	4,271	2,468
Net change in cash and cash equivalents	$(50,041)	$(51,927)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months Ended
	September 30,
	2015	2014	Change
	(Thousands)
Operating Activities:
Operating income	$45,296	$87,337	$(42,041)
Depreciation and amortization	48,534	42,758	5,776
Stock-based compensation expense	787	671	116
Loss (gain) on sale of property and equipment	(901)	(956)	55
Changes in assets and liabilities	(89,564)	(94,020)	4,456
Net other income (expense) and tax provision	(20,853)	(37,943)	17,090
Net cash used by operating activities	$(16,701)	$(2,153)	$(14,548)

Net cash used by operating activities for the nine months ended September 30, 2015 of $16.7 million increased by $14.5 million compared to the same period in the prior year, due primarily to reduced operating income of $42.0 million during the nine months ended September 30, 2015.  This was partially offset by increases in depreciation and amortization of $5.8 million, modest net improvements in the net changes in the balance sheet assets and liabilities of $4.5 million and due to lower income taxes on the lower operating income. During the nine months ended September 30, 2015, we paid $10.5 million for income taxes compared to $35.5 million in the same period of the previous year.

The net change in assets and liabilities during the nine months ended September 30, 2015 resulted in a use of cash of $89.6 million, compared to $94.0 million in the prior year, an improvement of $4.4 million. The $4.4 million change in assets and liabilities is outlined below:

•                              The reduction in the use of cash relating to construction projects, which include the change in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings amounted to $13.9 million.  This decrease in the use of cash is primarily due to the reduction in revenues of $166.3 million for the nine months ended September 30, 2015 compared to the same period in 2014.

The primary changes from December 31, 2014 to September 30, 2015 included:

•                              Accounts receivable increased by $48.7 million reflecting the higher revenues during the three months ended September 30, 2015 compared to the fourth quarter of 2014.  At September 30, 2015 accounts receivable represented 33.4% of our total assets compared to 30.4% at the end of 2014.  With the exception of two specific collection issues on two large projects (see the discussion in the “Receivable Collection Actions” below), we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                              Costs and estimated earnings in excess of billings increased by $47.9 million. The increases are primarily associated with the time lag from when revenues were earned until the customer can be billed, which was approximately $17.1 million for Q3C, $14.8 million for ARB, $13.4 million for JCG and $2.6 million for the other operations; and

•                              Billings in excess of costs and estimated earnings decreased by $13.8 million reflecting the completion of work paid for in advance.

•                              Compared to the cash provided by decreased accounts payable during the nine months ended September 30, 2014, cash generated during the same period in 2015 decreased by $25.6 million as a result of the relatively lower revenues and activity during 2015.

•                              Other long-term assets use of cash increased by $2.4 million during the nine months ended September 30, 2015 compared to the prior year.

•                              The earn-out liability at September 30, 2015 decreased by $0.9 million compared to the prior year, though it decreased by approximately $5.5 million compared to December 31, 2014 as a result of payments made to the sellers of Q3C upon achievement of certain operating targets in 2014.

•                              Accrued expenses and other liabilities decreased by $22.4 million for the nine months ended September 30, 2015 compared to the same period in 2014.

Investing activities

During the nine months ended September 30, 2015, we purchased property and equipment for $52.4 million in cash compared to $64.5 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. Equipment purchases for 2015 are expected to be approximately $65 million.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $6.1 million during the nine months ending September 30, 2015 and $3.8 million during the same period in 2014.

As part of our cash management program, we sold short-term investments of $31.0 million and $20.1 million during the nine months ended September 30, 2015 and 2014, respectively, and made no investments in 2015 and invested $3.5 million during the nine months of the prior year.  Though we currently have no short-term investments, any future purchases under our cash management program would consist primarily of U.S. Treasury bills with various financial institutions that would be backed by the federal government.

On February 28, 2015, we purchased Aevenia for a total of $22.7 million, using $22.3 million in cash, and recording a short-term payable of $0.4 million due to the sellers. The Company used cash of $6.4 million to acquire the assets of Vadnais during the six months ended June 30, 2014.

Financing activities

Financing activities provided cash of $4.3 million for the nine months ended September 30, 2015, which was net of several transactions, which included:

•                  $31.6 million in repayment of long-term debt and the repayment of $1.1 million in capital leases;

•                  Proceeds from new equipment borrowing of $42.3 million;

•                   Dividend payments of $7.0 million to our stockholders during the nine months ended September 30, 2015; and

•                  $1.6 million in proceeds from the issuance of 96,257 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see “Note 10 — Credit Agreements” in Item 1, Financial Statements of this Third Quarter 2015 Report.

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

Primoris leases properties from SIGI at the following locations:

1.              Bakersfield, California (lease expires October 2022)

2.              Pittsburg, California (lease expires April 2023)

3.              San Dimas, California (lease expires March 2019)

During the nine months ended September 30, 2015 and 2014, the Company paid $0.62 million and $0.66 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2015 and 2014, Primoris paid $0.19 million and $0.22 million, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the nine months ended September 30, 2015 and 2014, Primoris paid $0.068 million in both years in lease payments. The lease expires in January 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment.  The property is located in Little Canada, Minnesota. During the nine months ended September 30, 2015 and 2014, the Company paid $0.20 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022. In addition, during the nine months ended September 30, 2015, Q3C paid $.032 million for a month-to-month lease of construction equipment to Mr. Osborn.

Common stock

For a discussion of items affecting our common stock, please see “Note 17 — Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2015 Report.

Contractual Obligations

As of September 30, 2015, we had $254.9 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of September 30, 2015 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$243,922	$46,326	$95,885	$67,954	$33,757
Interest on long-term debt (1)	21,172	6,142	8,801	4,416	1,813
Equipment operating leases	15,659	8,739	4,706	1,733	481
Contingent consideration obligations	1,451	349	1,102	—	—
Real property leases	11,607	3,291	5,712	2,543	61
Real property leases—related parties	8,008	1,470	2,721	1,766	2,051
	$301,819	$66,317	$118,927	$78,412	$38,163
Letters of credit	$14,107	$7,871	$6,236	$—	$—

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

In November 2011, Rockford, ARB and Q3C (prior to the Company’s acquisition of Q3C in 2012), along with other members of the Pipe Line Contractors Association (“PLCA”), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (the “Plan”). The Company withdrew from the Plan in order to mitigate its liability in connection with the Plan, which is significantly underfunded. The Company recorded a liability of approximately $7.6 million based on information provided by the Plan. However, the Plan has asserted that the PLCA members did not affect a proper withdrawal in 2011. The Company believes that a legally effective withdrawal occurred in November 2011 and recorded the withdrawal liability on that basis. In May 2014, the Plan asserted that the liability was $11.8 million. A legal proceeding commenced, and the United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective.  The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments which have totaled $1.6 million through September 30, 2015.  These payments have been expensed.  On September 2, 2015, the United States Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA.  The Company is waiting for the Plan to provide it with final liability amounts based on the Court’s decision.  See Note 18 — “Commitments and Contingencies” in Item 1, Financial Statements of this Third Quarter 2015 Report.

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

•                  Letters of credit issued under our lines of credit. At September 30, 2015, we had letters of credit outstanding of $14.1 million, primarily for international project engineering jobs in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit;

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At September 30, 2015, equipment operating leases had a remaining commitment of $15.7 million and facility rental commitments were $19.6 million;

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2015, we had $1.6 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements;

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for plan years after 2007 for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 18 — “Commitments and Contingencies “ in Item 1, Financial Statements of this Third Quarter 2015 Report, we have recognized a withdrawal liability for one plan. We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As all construction contractors, we negotiate payments with our customers and from time to time we may encounter delays in receiving payments. However, in 2014, we encountered unusual situations with two contracts.  In one instance, ARB Industrial performed work on a solar plant in the Mojave Desert. Based on our concerns about eventual collectability for the cost-reimbursable contract and in spite of many assurances of payment from the owner, we chose to recognize revenue equal to cost.  At the end of the project, the owner chose not to pay the final amounts due totaling $32.9 million. We are currently engaged in binding arbitration through the International Chamber of Commerce, as required under the contract. The owner has bonded around the liens and stop notices that we filed, and we believe that such bonds will enhance collectability of amounts due at the end of the dispute process.

In addition, Primoris Pipeline Services constructed a large capital pipeline for a customer in Texas. During the early stages of the project, we became concerned that the customer would not pay us for ancillary items as we believe is required by the contract. As a result of our concerns about eventual collectability, we chose to recognize revenue equal to cost. We have initiated legal action and filed liens to collect the amount due of $17.9 million, excluding additional claims.

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

At September 30, 2015, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2015 and December 31, 2014, due to the generally short maturities of these items. At December 31, 2014, we held short term investments which were primarily in U.S. Treasury bills with various financial institutions that are backed by the federal government. We expect to hold our investments to maturity.

At September 30, 2015, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2015, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

At September 30, 2015, the Company was engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million, exclusive of additional claims.  At September 30, 2015, the Company has not recorded revenues in excess of cost for these two projects, however, the Company has specific reserves for both projects of approximately $28 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

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

PRIMORIS SERVICES CORPORATION

Date: November 5, 2015	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)           Filed herewith