Form 10-K
period 2015-12-31
Primoris Services Corp
filed 2016-02-29
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-34145

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $794.7 million based upon the closing price of such common equity as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter). On February 29, 2016, there were 51,752,201 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is a holding company of various subsidiaries which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; and heavy civil projects, earthwork and site development. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

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

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  Founded as ARB, Inc. (“ARB”) in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell company).

Our service capabilities and geographic footprint have expanded primarily through the following four significant acquisitions over the last six years.

In 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  Headquartered in Baton Rouge, Louisiana, JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas, Mississippi and Florida.  JCG and its predecessor company have been in business for over 80 years.

In 2010, we acquired Rockford Corporation (“Rockford”).  Rockford specializes in construction of large diameter natural gas and liquid pipeline projects and related facilities throughout the United States.

In 2012, we purchased Sprint Pipeline Services, L.P. (“Sprint”), a Texas based company headquartered near Houston, which we renamed as Primoris Pipeline Services (“PPS”) in March 2015.  PPS provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

In November 2012, we purchased Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  Based in Little Canada, Minnesota (north of St. Paul), Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

In addition to these primary acquisitions, we have entered into several agreements to purchase smaller businesses or business assets to start a business as we continue to seek opportunities to expand our skill sets or operating locations.  These include The Saxon Group (“Saxon”) and The Silva Group (“Silva”) (merged with JCG) which we acquired in 2012.  During 2014 we acquired Vadnais Trenchless Services, Inc. (“Vadnais”) and made three small acquisitions during the third quarter, consisting of the purchase of the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”).  In February 2015, we acquired the net assets of Aevenia, Inc.  We continue to evaluate potential acquisition candidates especially those with strong management teams with good reputations.

Reportable Segments

The Company segregates its business into three operating segments:  the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais.  ARB and ARB Structures perform work primarily in California; while, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The segment also includes three joint venture operations.  The West segment consists of business headquartered primarily in the Western United States.

The East segment includes the JCG Heavy Civil division, JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction businesses, located primarily in the Southeastern United States and the Gulf Coast region of the United States.

The Energy segment includes the operations of the Primoris Energy Services (“PES”) pipeline and gas facility construction and maintenance operations and the PES Industrial division, whose operations are located primarily in the southeastern United States and in the Gulf Coast region.  This segment also includes the Primoris Aevenia,Inc. (“Aevenia”), Surber and Ram-Fab operations and the OnQuest, Inc. and OnQuest Canada, ULC operations, which provide for the design and installation of liquid natural gas (“LNG”) facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

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

•                  Providing installation of commercial and industrial cast-in-place structures;

•                  Providing construction of highways and bridges; and

•                  Providing industrial and environmental construction.

Trends

We continue to operate in an uncertain business environment with increasing regulatory requirements and a significant decrease in the price of commodities, including oil and gas pricing, during the last 18 months.  While by many indicators the United States economy has recovered from the recessionary levels of the past few years, capital expenditure levels by many of our customers have remained at lower levels.  Economic and regulatory issues have adversely affected our customers and have affected demand for our services.  For some of our customers, the additional uncertainty associated with state and federal budgets adds to the difficulty in predicting the timing or magnitude that industry trends may have on our business, particularly in the near-term.

The direct impact of the reduction in oil and gas prices is found in three of our end markets:  upstream, midstream and downstream.  The lower commodity prices have reduced to a minimum the capital expenditure budgets of oil and gas producers which have reduced or eliminated most work in the oil and gas shale formations.  This has reduced the demand for our upstream pipeline services such as opportunities in oil and gas gathering lines, compressor systems and related infrastructure especially in the shale formations.  While the longer term opportunities for midstream customers remain, as the existing pipeline infrastructure appears to be insufficient to meet the potential natural gas demand, in the near term capital expenditure is expected to fall.  However, the lower natural gas prices may provide midstream opportunities to build large diameter pipelines for gas utility customers.   Finally for downstream refineries, low prices tend to lead to more maintenance and outage work as plants are operated at higher levels; however, the low oil prices may result in delays and deferral for some of the maintenance work.

The gas utility industry continues to outsource an increasing amount of its infrastructure construction, maintenance and inspection services.  Large rate regulated utilities in many states continue to rely more on outside contractors, rather than their own employees, to provide many of the services needed to maintain and expand their utility plants.  This trend provides opportunity for our West segment operations.

The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. While renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, natural gas facilities, especially the conversion of current facilities to more efficient sources of power, may provide a significant contribution to the revenue and profitability of the West segment and over the next few years also the Energy segment.  Regulations limiting the discharge of cooling water into the ocean will require construction of alternative cooling systems and may lead to repowering at current sites over the next few years in California.

As many states institute renewable power standards mandating renewable energy generation as a part of the total power usage, large, utility-scale projects will provide construction opportunities over the next few years.  In many locations, the development and construction of solar and wind facilities may result in a need for traditional  plants to meet demand when the renewable resources are not available.  In addition, alternative energy sources such as “waste-to-power” facilities provide long-term construction opportunities.  The low long-term natural gas prices and the increased emission regulations of the Environmental Protection Agency may result in the construction of gas-fired power plants as an alternative to coal-fired plants.  We believe that our gas-fired plant experience and industry knowledge will provide opportunities for us.

The continuing long-term low cost of natural gas is leading to industrial opportunities, as chemical plants that use natural gas as a feedstock initiate new projects or expand current facilities.  Construction for many of these projects is expected in the Louisiana and Texas Gulf Coast region, which requires significant site preparation work as part of the project.  Both our East and Energy segments provide services to many of the companies planning facility additions.

The low price and abundance of natural gas may lead to the development and construction of LNG export facilities, since natural gas prices in many international markets are greater than those in the United States.  Future export LNG facilities could also provide opportunity for construction of additional pipelines.  In addition, the development of small scale LNG facilities could provide opportunity for both our East and Energy segments.

At the end of 2015, opportunities for our highway construction services improved. The federal government enacted a four-year highway funding program, and the voters in the state of Texas adopted Proposition 7 to increase highway funding.  In the United States, highway funding increased in 2015 compared to 2014.  Our highway construction operation is focused on the states of Louisiana, Texas and Mississippi.  Of these states, Texas continues to increase its highway construction budget, while the other two states have cut back funding in the past several years.

Over the past few years, several areas of the United States have suffered significant drought-like conditions.  In these areas, state and municipal officials are considering using alternative sources for potable water, including using water pipelines to transport water from distant aquifers or building complex water treatment facilities to treat non-potable water.  In some areas such as West Texas, state agencies are contemplating significant investment to improve the quantity of water.  These investments may provide an opportunity for our East segment services.  However, the planning cycle for major water and wastewater projects to address the drought tends to move very slowly, and opportunities may take several years to come to fruition.

Strategy

Our strategy continues to emphasize the following key elements:

•                  Diversification Through Controlled Expansion.  We continue to emphasize the expansion of our scope of services beyond our current focus by increasing the scope of services offered to current customers and by adding new customers.  We will evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the oil and gas, power, refining and water industries. Our strategy also considers selective expansion to new geographic regions.

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

•                  Stable Work Force.  Our business model emphasizes self-performance of a significant portion of our work.  In each of our separate segments, we maintain a stable work force of skilled, experienced laborers, many of whom are cross-trained in projects such as pipeline and facility construction, refinery maintenance, and piping systems.

•                  Selective Bidding.  We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets.  We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can position ourselves so that we compete with other strong, experienced bidders.

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

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through JCG, we expanded our customer base to include a significant presence in the Gulf Coast region of the United States; with Q3C, we expanded into the upper Midwest United States; and with Rockford, we are expanding throughout the United States.  The various acquisitions have also changed the composition of our customer base with significant increases in state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from several weeks, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Enterprise Liquids Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Sempra Energy, Williams, NRG, Chevron, Calpine, and Kinder Morgan.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2015	2014	2013
Texas DOT	9.5%	8.8%	7.2%
Private gas and electric utility	9.0%	7.0%	5.4%
Chemical/energy producer	9.0%	*	*
Pipeline operator	8.6%	*	*
Gas utility	6.6%	*	7.4%
Public gas and electric utility	6.2%	6.9%	7.9%
Petrochemical producer	*	7.9%	*
Pipeline operator	*	5.8%	*
Gas utility	*	*	7.7%
Totals	48.9%	36.4%	35.6%

(*)               Indicates a customer with less than 5% of revenues during such period.

As can be seen from the table, the customers accounting for revenues in excess of 5% each year varies from year to year due to the nature of our business.  A large construction project for a customer may result in significant revenues in that one year, with significantly less revenues in subsequent years after project completion.

For the years ended December 31, 2015, 2014 and 2013, 59.4%, 53.6% and 50.0%, respectively, of total revenues were generated from the top ten customers of the Company in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

Management at each of our business units is responsible for developing and maintaining successful long-term relationships with customers. Our business unit management teams build existing customer relationships to secure additional projects and increase revenue from our current customer base.  Business unit managers are also responsible for pursuing growth opportunities with prospective new customers.

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of strategic alliance or long-term maintenance agreements.  However, we realize that future opportunities also require cost effective bids, as pricing is a key element for most construction projects.

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2015:

Segment	Project	Location	Approximate Contract Amount	Estimated Completion Date	Remaining Backlog at December 31, 2015
			(Millions)		(Millions)
West	500 MW Natural Gas Simple Cycle Power Plant	Carlsbad, CA	$212	11/2017	$209
West	125 Mile Natrual Gas Pipeline	Central Florida	$209	09/2017	$207
East	I-49 Parkway	Broussard, LA	$58	05/2017	$38
East	Bell IH-35 — LP 363 To Troy	Troy, TX	$128	10/2017	$73
Energy	Methane Reformer Construction	Beaumont, TX	$27	09/2017	$19
East & Energy	Industrial facility	Lake Charles, LA	$290	06/2016	$115

Competition

We face substantial competition on large construction projects from both regional and national contractors. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business segment faces varied competition depending on the types of project and services offered.

We compete with different companies in different end markets.  Large competitors in our underground markets include Quanta Services, Inc. and MasTec Inc.; competitors in our industrial end markets include Kiewit Corporation; and competitors in our highway services include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company. In each market we may also compete with local, private companies.

We believe that the primary factors influencing competition in our industry are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we compete favorably in all of these factors.

Geographic Areas — Financial Information

The majority of the Company’s revenues are derived from customers in the United States with approximately 1% generated from sources outside the United States.  Assets located outside the United States also represent approximately 1% of total assets of the Company.  Our revenue from operations in the United States is related to projects primarily in the geographic United States. Our revenue from operations in Canada is primarily derived from our Energy segment’s office in Calgary, Canada, but relates to specific projects in other countries, such as in the Far East and Australia.

Risks Attendant to Foreign Operations

In 2015 less than 1% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

Under a fixed unit price contract, we are committed to providing materials or services required by a project at fixed unit prices. Both cost and quantity risks related to time and material and cost plus fixed fee contracts are generally shifted to the party retaining us.

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

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely contractors, our current and projected workload, the likelihood of additional work, and the project’s cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system; thereby enabling management to monitor a project. Project costs are accumulated and monitored regularly against billings and payments to assure proper control of cash flow on the project.

Most contracts provide for termination of the contract for the convenience of the owner. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met. To date, these provisions have not materially adversely affected us.

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are potentially subject to increased costs and reputational risk associated with the failure of one or more subcontractors to perform as anticipated. While we subcontract specialized activities such as blasting, hazardous waste removal and electrical work, we perform most of the work on our projects with our own resources, including labor and equipment.

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

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance, covering our construction equipment, and workers’ compensation insurance, in amounts consistent with industry practices. In the States of California, Texas and Louisiana, we self-insure our workers’ compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. In addition, we maintain umbrella coverage policies.  We believe that our insurance programs are adequate.

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

The potential physical impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Climate change could also affect our customers and the types of projects that they award.  Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather.  Reductions in project awards could adversely affect our operations and financial performance.

Employees

We believe that our employees are our most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for approximately 5,500 hourly employees helps us to instill in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2015, we employed 1,209 salaried employees and 5,802 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction in progress. During the calendar year 2015, the aggregate number of employees ranged from approximately 5,500 to 7,000.

The following is a summary of employees by function and location as of December 31, 2015:

	CA	LA	TX	CO	FL	MN	Other US	Canada	Total
Salaried	324	257	469	17	32	17	63	30	1,209
Hourly	1,923	1,441	1,745	123	159	58	353	0	5,802
Total	2,247	1,698	2,214	140	191	75	416	30	7,011

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our “Code of Ethics” (including a separate supplement which applies to our CEO, CFO and senior financial executives) and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the “Investor Relations/Corporate Governance” tab.  We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain copies of these items from our website.

We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other information, stockholders should submit a request in writing to Primoris Services Corporation, Inc., Attn: Corporate Secretary, 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.

This Annual Report on Form 10-K and our website may contain information provided by other sources that we believe are reliable. However, we cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein and should not be considered part of this Annual Report.

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties, many of which are described below. However, the following list is not all-inclusive, and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available or other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may have a material adverse effects on our business in the future.  This Form 10-K includes projections, assumptions and beliefs that are intended to be “forward looking statements” and should be read in conjunction with the discussion of “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

The following risk factors could have a material adverse effect our business, the results of our operations, our cash flow and the price of our shares.  These risk factors could prevent us from meeting our goals or expectations.

Risks Related Primarily to Operating our Business

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year.

Our business is subject to seasonal and annual fluctuations.  Some of the quarterly variation is the result of weather, particularly rain, ice and snow, which create difficult operating conditions.  Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter.  Some of the annual variation is the result of large construction projects which fluctuate based on general economic conditions and customer needs.  Annual and quarterly results may also be adversely affected by:

•                  Changes in our mix of customers, projects, contracts and business;

•                  Regional or national and/or general economic conditions and demand for our services;

•                  Variations and changes in the margins of projects performed during any particular quarter;

•                  Increases in the costs to perform services caused by changing weather conditions;

•                  The termination or expiration of existing agreements or contracts;

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

•                  The need and availability of letters of credit;

•                  Costs we incur to support growth whether organic or through acquisitions;

•                  The timing and volume of work under contract; and

•                  Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

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

Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

Much of the work that we perform in the highway markets involves funding by federal, state and local governments.  While the federal funding and funding in some states appear to be stabilizing or improving, in other locations, funding for these projects could remain at very low levels.

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

The demand for our pipeline construction services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the current and expectations of future prices of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.  Since the middle of 2014, there has been a significant decrease in oil prices.  These lower prices have resulted in the reduction or elimination of  activity in the discovery or development of oil and gas reserves as customers curtail their capital spending on underground projects which has resulted in a reduction of demand for our services.

Specific government decisions could affect demand for our construction services.  For example, a limitation on the use of “fracking” technology, or creation of significant regulatory issues for the construction of underground pipelines, could significantly reduce our underground work.

Many of our customers are regulated by federal and state government agencies and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by FERC, and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide which could reduce demand for our services.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subjected to various legal requirements. International agreements, federal laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants may emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business.

In addition, the establishment of rules limiting greenhouse gas emissions could impact our ability to perform construction services or to perform these services with current levels of profitability.  New regulations may require us to acquire different equipment or change processes.  The new equipment may not be available, or it may not be purchased or rented in a cost effective manner.  Project deferrals, delays or cancellations resulting from the potential regulations could adversely impact our business.

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

We may lose business to competitors through the competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins.  We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

We may be unsuccessful at generating internal growth which may affect our ability to expand our operations or grow our business.

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

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The timing of new contracts may result in unpredictable fluctuations in our business.

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2015, 2014 and 2013 was approximately 47%, 64%, and 66%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced in the current period.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 59% of our revenue in 2015, 53% of our revenue in 2014 and 50% of our revenue in 2013. However, the customers included in our top ten customer list generally varies from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller Master Services Agreements (“MSA”) contracts.  For the large construction projects, the completion of the project does not represent the permanent loss of a customer.

We also generate ongoing revenues from our MSA customers, generally regulated gas utilities.  If we were to lose one of these customers, our revenue could significantly decline.  Reduced demand for our services by larger construction customers or a loss of a significant MSA customer could have an adverse effect on our business.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2015, 2014 and 2013, revenue attributable to our services outside of the United States was 0.9%, 1.0% and 0.8% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiary, OnQuest Canada, ULC, actual activities have occurred in several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation and business.  In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

Backlog may not be realized or may not result in revenues or profits.

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, less the revenue we have recognized under such contracts plus an estimated level of MSA revenues for the next four quarters.  Backlog is not a comprehensive indicator of future revenues.  Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time.  While backlog includes estimated MSA revenues, customers are not contractually obligated to purchase an amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect our business.

Backlog is an indicator of future revenues; however, recognition of revenues from backlog does not necessarily ensure that the projects will be profitable.  Poor project or contract performance could impact profits from contracts included in backlog.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2015, 2014 and 2013 was 39%, 23% and 48%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2015, 2014 and 2013 was 43%, 32%, and 39%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations, may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

As projects grow in size and complexity, these factors may combine, and depending on the size of the particular project, variations from the estimated contract costs could have a material adverse effect on our business.

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary subcontractors or obtain supplies to complete certain projects adversely affecting our business.

We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. While we are not dependent on any single subcontractor, general market conditions may limit the availability of subcontractors to perform portions of our contracts causing delays and increases in our costs.

We also use suppliers to provide the materials and some equipment used for projects.  If a supplier fails to provide supplies and equipment at a price we estimated, fails to provide supplies and equipment that are not of acceptable quantity or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project.  The additional cost or project delays could negatively impact project profitability.

Failure of a subcontractor or supplier to comply with laws, rules or regulations could negatively affect our reputation and our business.

We may enter into joint ventures which require satisfactory performance by our venture partners of their obligations.  The failure of our joint venture partners to perform their joint venture obligations could impose additional financial and performance obligations on us that could result in reduced profits or losses for us with respect to the joint venture.

As is typical in our industry, we may enter into various joint ventures and teaming arrangements where control may be shared with unaffiliated third parties.  At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.  If our joint venture partners fail to satisfactorily perform their joint venture obligations, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments or provide additional services to ensure the adequate performance and delivery of the contracted services.  These additional obligations could result in reduced profits and may impact our reputation in the industry.

We may experience delays and defaults in client payments and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services; we could experience an adverse effect on our financial condition, results of operations and cash flows.

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or such customers delay in paying us for the related work or materials, we could experience a material adverse effect on our business.

Our inability to recover on claims against project owners or subcontractors for payment or performance could negatively affect our business.

We occasionally present claims or change orders to our clients and subcontractors for additional costs exceeding a contract price or for costs not included in the original contract price.  If we do not properly document the nature of our claims and change orders, or are otherwise not successful in negotiating a reasonable settlement, we could incur reduced profitability or a loss on a project.  Claims often occur from owner-caused delays or changes in scope from the original project.  Claims may be subject to lengthy and costly arbitration or litigation and may require a lengthy process to resolve.

For some projects we may guarantee a timely completion or provide a performance guarantee which could result in additional costs to cover our obligations.

In our fixed-price contracts we may provide a project completion date, and in some of our projects we commit that the project will achieve specific performance standards.  If we do not complete the project as scheduled, or if the project does not meet the contracted performance standards, we may be held responsible for the impact to the client resulting from the delay or the inability to meet the standards.  Generally, the impact to the client is in the form of liquidated damages specified in the contract.

A significant portion of our business depends on our ability to provide surety bonds, and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Our contracts frequently require that we provide payment and performance bonds to our customers. Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds.

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce, the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our bonding requirements may limit our ability to incur indebtedness, which would limit our ability to refinance our existing credit facilities or to execute our business plan.

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

During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation and our business.

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

Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported.  Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

Our business is labor intensive.  If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.

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

As of December 31, 2015, approximately 24% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 82 collective bargaining agreements to which we are a party, 56 expire during 2016 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

Our collective bargaining agreements generally require that we participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980 (“MEPA”), may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules for multiemployer plans that are classified as endangered, seriously endangered or critical status.  For a plan in critical status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could adversely affect our financial condition or results of operations.  For plans in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required.  Participation in those plans with high funding levels could adversely affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute.  For each plan, our liability is the total unfunded vested benefits of the plan multiplied by a fraction:  the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers for the past ten years.  For some pension plans to which we contribute, the unfunded vested benefits are in the billions of dollars.  If we cannot reduce the liability through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our business.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.

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

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have an adverse effect on our business.

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

If we cannot effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process of any acquisition, our business could suffer.

Our business growth could outpace the capability of our internal infrastructure and may prohibit us from expanding our operations or execute our business plan.

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

Our business may be affected by difficult work sites and environments which may adversely affect our ability to procure materials and labor.

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

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our environmental, health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs for which we may not be reimbursed by our customers.  The employee insurance requirements have begun to impact our expenses as the penalties for non-compliance by our employees continually increase.  While we anticipate increases in our customer billing rates to reflect the increased expense, there can be no guarantee that we will be able to pass these costs to our customers or that our competition will increase their bids to reflect the increased healthcare costs.  For our multi-year highway projects, we may not be able to anticipate further increases in healthcare costs associated with the healthcare reform legislation.

Interruptions in information technology or breaches in data security could adversely impact our operations, our ability to report financial results and our business.

We rely on computer, information and communication technology and related systems to operate our business.  As we continue to grow our business, we need to add software and hardware and effectively upgrade our systems and network infrastructure in order to improve the efficiency and protection of our systems and information.  Our computer and communications systems, and consequently our operations, could be damaged or interrupted by natural disasters, loss of power, telecommunications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists.  Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.  While we have implemented network security and internal control measures, there can be no assurance that a system or network failure or data security breach would not adversely affect our business.

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

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt.  If existing cash balances together with the borrowing capacity under our credit facilities were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources.  Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions; conditions in our industry; and our operating results.  These factors may affect our ability to arrange additional financing on terms that are acceptable to us.  If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges.

Risks Related Primarily to the Financial Accounting of our Business

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used  in determining the reported revenues and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. Actual results for estimates could differ materially from the estimates and assumptions that we used.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported revenue and profits.

We recognize revenue using the percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The earnings or losses recognized on individual contracts are based on estimates of total contract revenues, total expected costs and costs incurred to date. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability.

Penalties or potential charges are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business.

Our reported results of operations and financial condition could be adversely affected as a result of changes in accounting standards.

In May 2014, the Financial Accounting Standards Board (“FASB”) finalized revised standards for revenue recognition which become effective for the Company beginning in 2018.  In February 2016, the FASB issued a revised standard for accounting of operating leases, which becomes affective for the Company beginning in 2019.  These changes and other future changes could result in changes in the way we report our financial results.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and intangible assets of the business we acquire. At December 31, 2015, our balance sheet included goodwill of $124 million and intangible assets of $36 million resulting from previous acquisitions.   Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

In addition, we may enter into various types of investment arrangements, such as an equity interest we hold in a business entity.  Our equity method investments are carried at original cost and are included in other assets in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions.  Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below its carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2015, our internal control over financial reporting was effective using the internal control standards issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission:  Internal control—Integrated Framework (1992).  In 2013, an updated set of internal control standards, COSO 2013, was published.  In October 2013, the Public Company Accounting Oversight Board issued Staff Audit Practice Alert 11, “Considerations for Audits of Internal Control over Financial Reporting” which addressed topics that should be considered by auditors in performing their audits of internal control.  As a result, during 2015, we spent considerable time, effort and expense in making significant improvements in the documentation of the processes and procedures used in our controls over financial reporting.  We also spent considerable effort in planning and testing a prudent migration to an integrated financial platform for a major part of our business.  We expect to complete the migration to the new system in 2016.  We believe that the efforts of 2015 will allow us to adopt the standards of COSO 2013 in 2016.  Please note that there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of material internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Starting in the fourth quarter of 2014 and continuing through the date of this Annual Report on Form 10-K, the Company’s management, independent outside counsel and the Audit Committee of the Board of Directors have spent time and resources reviewing and analyzing various issues relating to the methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for ongoing construction projects.  The internal review remains in process, and we cannot estimate when the review will be completed. Since the start of the review, we have made process and procedural changes that we believe enhance our controls over revenue recognition.

As our internal review is ongoing, we cannot predict the final outcome of the review. Until our review efforts are completed, the Company’s management, outside counsel and the Audit Committee of the Board of Directors will continue to devote time and resources to the review.  A government entity or other third party could bring an action and seek injunctions, fines, civil and criminal penalties, or other remedies, or assert other claims or litigation against the Company with respect to any issues that might arise in connection with the review. We also may not be able to effectively improve and expand our financial infrastructure, and internal operating and administrative systems and controls, or do so on a timely basis. Findings from the our review could result in a loss of investor confidence and decrease in the market value of our common stock, the reduced ability to obtain financing and the loss of customers.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders.  Our Articles of Incorporation permit us to issue up to 90 million shares of common stock of which 51.68 million were outstanding at December 31, 2015.  While NASDAQ rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

Our Chairman is a significant stockholder, which may make it possible for him to have significant influence over the outcome of matters submitted to our stockholders for approval and his interests may differ from the interests of other stockholders.

As of December 31, 2015 our Chairman of the Board beneficially owned approximately 20% of the outstanding shares of our common stock. He may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East and Energy segments of our business have regional offices located in Baton Rouge, Louisiana; in Houston, Conroe, Fort Worth and Pasadena, Texas; Suwanee, Georgia and in Sarasota and Fort Lauderdale, Florida.  The Energy segment also has business offices located in San Dimas, California and in Calgary, Canada. The West segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California and offices located in Hillsboro, Oregon; Denver, Colorado; Montrose, Pennsylvania and Little Canada, Minnesota.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2023.  The aggregate lease payments made for our facilities in 2015 were approximately $6.5 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities from Stockdale Investment Group, Inc. (“SIGI”).  We believe that these leases were entered into on similar terms as would have been negotiated with an independent third party. Brian Pratt, our largest stockholder and our Chairman of the Board of Directors, holds a majority interest in SIGI and is the chairman and chief executive officer and a director of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. In 2015 we spent approximately $67.1 million in cash, in 2014 we spent approximately $88.0 million in cash and in 2013 we spent approximately $85.8 million in cash plus an additional $2.6 million through the use of capital leases. We estimate that our capital equipment includes the following:

•                  Heavy construction and specialized equipment—3,287 units; and

•                  Transportation equipment—5,199 units.

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

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2015 and 2014:

	2015	2014	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$56,248	$40,604	30 years
Leasehold improvements	9,650	11,267	Lease life
Office equipment	5,958	3,651	3 - 5 years
Construction equipment	340,895	308,915	3 - 7 years
Transportation equipment	93,613	83,845	3 - 18 years
	506,364	448,282
Less: accumulated depreciation and amortization	(222,819)	(176,851)
Net property, plant and equipment	$283,545	$271,431

ITEM 3.                        LEGAL PROCEEDINGS

Legal Proceedings

On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million which was the accrued liability balance at December 31, 2014.  As part of the settlement, one of the defendants paid us $8 million to remove all of their liability.  Additionally, a second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million.  The Company will use the $17 million to pay for a third-party contractor approved by the NTTA.  In the event that the total remediation costs  exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.  The Company believes that the $17 million is the best and most probable estimate for its portion of the remediation cost as of December 31, 2015; however, the Company cannot provide assurance that the final cost will not exceed the amount accrued.

At December 31, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million.  At December 31, 2015, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.  The dispute resolution for the $32.9 million receivable involves mandatory international arbitration for four separate construction projects.  As part of the process of exchanging information with the owner, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full.  As a result, the Company recorded approximately $2 million in revenues and margin in the quarter.

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

We had outstanding 51,676,140 shares of common stock and 399 stockholders of record as of December 31, 2015. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2015 and 2014.

	Market price per Share
	High	Low
Year ended December 31, 2015
First quarter	$22.98	$16.75
Second quarter	$20.00	$17.07
Third quarter	$19.75	$16.26
Fourth quarter	$23.79	$17.17

Year ended December 31, 2014
First quarter	$33.35	$29.26
Second quarter	$30.88	$26.39
Third quarter	$29.80	$23.88
Fourth quarter	$28.72	$19.99

Dividends

The following table shows cash dividends to our common stockholders declared by the Company during the two years ended December 31, 2015:

Declaration Date	Payable Date	Record Date	Type
February 26, 2014	April 15, 2014	March 31, 2014	$0.035 per share
May 2, 2014	July 15, 2014	June 30, 2014	$0.035 per share
August 5, 2014	October 15, 2014	September 30, 2014	$0.040 per share
November 4, 2014	January 15, 2015	December 31, 2014	$0.040 per share

February 24, 2015	April 15, 2015	March 31, 2015	$0.040 per share
May 1, 2015	July 15, 2015	June 30, 2015	$0.055 per share
August 4, 2015	October 15, 2015	September 30, 2015	$0.055 per share
November 3, 2015	January 15, 2016	December 31, 2015	$0.055 per share

In addition, on February 22, 2015, the Board of Directors declared a $0.055 per common share dividend with a record date of March 31, 2016 and a payable date of on or about April 15, 2016. The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“2013 Equity Plan”), as approved by the shareholders and adopted by the Company on May 3, 2013.

In March 2015, our employees purchased 96,828 shares of stock as part of a management incentive compensation program.  As part of the quarterly compensation of the non-employee members of the Board of Directors, the Company issued 8,168 shares of common stock in March 2015 and 9,748 shares in August 2015.  The issuance of the employee shares and the director shares were under the terms of the 2013 Equity Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	148,512	0	2,163,907
Equity compensation plans not approved by security holders	0	0	0
Total	148,512	0	2,163,907

These securities represent shares of common stock available for issuance under our 2013 Equity Plan.  The 2013 Equity Plan is discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2015 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, could acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the period from February 2014 through September 2014, the Company purchased and cancelled 100,000 shares of stock for $2.8 million at an average cost of $28.44 per share.  This share repurchase program expired on December 31, 2014, and there were no share repurchases authorized during 2015.

Sales of Unregistered Securities

The Company did not issue any unregistered shares of our common stock during 2014 or 2015.

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

The following graph compares the cumulative total return to holders of the Company’s common stock during the five-year period from December 31, 2010, and in each quarter up through December 31, 2015. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of December 31, 2010.  All dividends were reinvested in additional shares of common stock, although none of the comparable companies paid dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2010 THROUGH DECEMBER 31, 2015

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions except share and per share data)
Statement of Operations Data:
Revenues	$1,929	$2,086	$1,944	$1,542	$1,460
Cost of revenues	1,709	1,850	1,688	1,349	1,275
Gross profit	220	236	256	193	185
Selling, general and administrative expense	152	132	131	96	86
Operating income	68	104	125	97	99
Other income (expense)	(7)	(2)	(5)	(4)	(2)
Income before provision for income taxes	61	102	120	93	97
Income tax provision	(24)	(38)	(45)	(34)	(38)
Net Income	$37	$64	$75	$59	$59

Less net income attributable to noncontrolling interests	—	(1)	(5)	(2)	—
Net income attributable to Primoris	$37	$63	$70	$57	$59

Dividends per common share	$0.205	$0.15	$0.135	$0.12	$0.11

Earnings per share attributable to Primoris:
Basic	$0.71	$1.22	$1.35	$1.10	$1.15
Diluted	$0.71	$1.22	$1.35	$1.10	$1.14

Weighted average common shares outstanding (in thousands):
Basic	51,647	51,607	51,540	51,391	50,707
Diluted	51,798	51,747	51,610	51,406	51,153

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$161	$139	$196	$158	$120
Short term investments	$—	$31	$19	$3	$23
Accounts receivable, net	$321	$337	$305	$268	$187
Total assets	$1,132	$1,111	$1,051	$931	$728
Total current liabilities	$416	$419	$430	$421	$345
Long-term debt/capital leases, net of current portion	$233	$205	$193	$132	$67
Stockholders’ equity	$483	$454	$398	$333	$275

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

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  We enter into a large number of contracts each year and the projects can vary in length — from several weeks, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

We recognize revenues and profitability on our contracts depending on the type of contract.  For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price, time and material, and cost-plus contracts, we recognize revenue as units are completed or services are performed.  The “Critical Accounting Policies and Estimates” section below provides additional information on our contracts and revenue recognition practices.

The Company segregates its business into three operating segments, which include:  The West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment.  The following is a brief description of each of our reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, Inc. (“ARB”), ARB Structures, Inc., Rockford Corporation (“Rockford”), Q3 Contracting, Inc. (“Q3C”), and Vadnais Trenchless Services, Inc. (“Vadnais”).  ARB and ARB Structures perform work primarily in California; while, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The segment also included three joint venture operations.  The West segment consists of business headquartered primarily in the western United States.

The East segment includes the James Construction Group (“JCG”) Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris, LLC and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes the heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States and in the Gulf Coast region of the United States.  The segment includes the operations of the Primoris Energy Services (“PES”) pipeline and gas facility construction and maintenance operations, the PES Industrial division, the Surber and Ram-Fab operations and the newly acquired Primoris Aevenia, Inc. (“Aevenia”) operations.  Additionally, the segment includes the OnQuest, Inc. (“OnQuest”) and OnQuest Canada, ULC operations for the design and installation of high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their operating segment:

Subsidiary	Operating Segment
ARB	West
ARB Structures, Inc.	West
Q3C	West
Rockford	West
Vadnais	West
Silva Group (“Silva”)	East
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
JCG
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
PES	Energy
PES Industrial Division (formerly JCG Industrial Division)	Energy
OnQuest	Energy
OnQuest, Canada, ULC	Energy
Aevenia; acquired February 28, 2015	Energy

PES acquired the net assets of two companies, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. Effective January 1, 2014, Saxon and FSSI were merged into PES along with the Industrial division of JCG.  Throughout this Form 10-K, references to FSSI, Saxon and James Industrial are to the divisions of PES for 2015 and 2014, while the references for 2013 are to the entities or divisions.

ARB owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and results of Blythe’s operations have been included as part of the West  segment.  The Company determined that in accordance with FASB Topic 810, it was the primary beneficiary of a variable interest entity (“VIE”) and has consolidated the results of Blythe in its financial statements.  The project has been completed, the project warranty expired in May 2015 and dissolution was completed in the third quarter 2015.

ARB owns a 50% interest in two separate joint ventures, both formed in 2015: (1) The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and (2) a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a co-generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the West segment.  As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  The Carlsbad project is expected to be completed in 2017 and the Wilmington project in 2018.

Financial information for the joint ventures is presented in “Note 13— Noncontrolling Interests”.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million. BWP has entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP. Beginning in 2016, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity. All intercompany revenue, cost and profit of the construction project was eliminated.  At December 31, 2015, a total of $13.8 million has been capitalized, including the acquisition costs, as property, plant and equipment.

In May 2014, the Company created a wholly owned subsidiary, Vadnais, a California company, which on June 5, 2014, purchased the assets of Vadnais Corporation for $6.4 million. Vadnais Corporation was a general contractor specializing in micro-tunneling in California. The assets purchased were primarily equipment, buildings and land.  The purchase included a contingent earnout based on meeting certain operating targets.  See “Note 4—Business Combinations” for further information.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber and Ram-Fab purchases provided for contingent earnout amounts as discussed in “Note 4— Business Combinations”.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Aevenia, which operates as part of the Company’s Energy segment.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company which specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services.  The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”).  Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa.  The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest United States.

For some end markets we perform the same services in each of our West, East and Energy segments, while for other end markets, such as poured-in-place parking structures, only one of our segments currently serves the market.  The following table shows the approximate percentage of revenues over three years derived from our major end-markets, with prior periods conformed to the current year market breakdown:

Market	Twelve Months Ended December 2015	Twelve Months Ended December 2014	Twelve Months Ended December 2013

Underground capital projects	12%	17%	23%
Utility services	34%	28%	29%
Industrial	16%	27%	22%
Heavy Civil	30%	22%	20%
Engineering	4%	3%	2%
Other	4%	3%	4%
Total	100%	100%	100%

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the activity level in the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations will remain at lower levels for an extended period.  We believe that over time, the need for pipeline infrastructure for mid-stream and utility companies will result in a continuing need for our services, but the impact of the low oil prices may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources, but the renewable resources may create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Two examples of the variability resulting from the combination of seasonality and awards of large projects are as follows.  First, in the fourth quarter of 2014, revenues were less than those of the second and third quarters of 2014, primarily reflecting the completion of a large power plant project in 2013.  Second, the impact from abnormally wet, rainy weather conditions in the second quarter of 2015 resulted in an unusual decrease in revenues compared to the previous year’s second quarter.

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

Revenue recognition

Fixed-price contracts — Historically, a substantial portion of our revenue has been generated under fixed-price contracts. For fixed-price contracts, we recognize revenues primarily using the percentage-of-completion method, which may result in uneven and irregular results. In the percentage-of-completion method, estimated revenues, estimated contract values and total costs incurred to date are used to calculate revenues earned.  Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenues and profit, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition.  To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time. The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet. For fixed-price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. The provision for estimated losses on uncompleted contracts was $7.3 million and $2.4 million at December 31, 2015 and 2014, respectively.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are identified.

In all forms of contracts, we estimate collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as revenue, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.  For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requires an adjustment to the final amount.  Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work.  In these situations, we may choose to defer recognition of revenue up to the time that the client pays for the services.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables, which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

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

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired would include accounts receivable, costs and earnings in excess of billings for projects, inventory and fixed assets (generally consisting of construction equipment) for each acquisition. We determine the fair value of these assets on the acquisition date.  For current assets and current liabilities of an acquisition, the Company will evaluate whether the book value is equivalent to fair value due to their short term nature.  We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  When necessary, we use the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired in the acquisitions.

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

We account for goodwill, including evaluation of any goodwill impairment under ASC Topic 350 “Intangibles — Goodwill and Other”, performed at the reporting unit level for those units with recorded goodwill as of October 1 of each year, unless there are indications requiring a more frequent impairment test.

At December 31, 2015, goodwill has arisen from acquisitions and is recorded at our reporting units as follows (in millions):

Reporting Unit	Segment	December 31, 2015
Rockford	West	$32.1
Q3C	West	13.2
JCG (includes Heavy Civil and Infrastructure and Maintenance divisions)	East	42.9
PES (includes PES Industrial, PPS, Saxon & Surber divisions)	Energy	28.4
Aevenia	Energy	5.2
OnQuest Canada, ULC	Energy	2.4
Total Goodwill		$124.2

Under ASU 2012-02 - Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment, the Company can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary.  Typically, however, the Company uses the two-step impairment test outlined in ASC Topic 350.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination was determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

In the fourth quarter of 2015, an impairment expense of $0.4 million was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is a part of the East Segment, and in December 2013, an impairment expense of $0.8 million was recorded relating to FSSI, a part of the Energy segment, for intangible assets for customer relations.  There were no other impairments of goodwill for the years ended December 31, 2015, 2014 and 2013.

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

Reserve for uninsured risks—Estimates are inherent in the assessment of our exposure to uninsured risks. Significant judgments by us and, where possible, third-party experts are needed in determining probable and/or reasonably estimable amounts that should be recorded or disclosed in the financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which we determine we need to record a change.

We self-insure worker’s compensation claims up to $0.25 million per claim.  We maintained a self-insurance reserve totaling approximately $26.8 million at December 31, 2015 and approximately $22.3 million at December 31, 2014. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

Income taxes—We account for income taxes under the asset and liability method as set forth in ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on net deferred tax assets or liabilities is recognized as an increase or decrease in net income in the period that includes the enactment date.

Deferred income tax assets may be reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing income in the period when that determination was made.

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

Long-Lived Assets—Assets held and used by the Company, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an undiscounted operation cash flow analysis to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, the future carrying value of our long-lived assets may have differing future fair values.

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

In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7.5 million, which was increased to $7.59 million after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11.8 million. A legal proceeding commenced, and the United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments which have totaled $1.83 million through December 31, 2015.  These payments have been expensed.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Company has received a revised withdrawal liability calculation from the Plan at an amount approximately equal to the company’s accrual amount.  The Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed.  The Company is making payments while awaiting the results of the arbitration process.  The Company has no plans to withdraw from any other agreements

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.  See Note 15 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue

Revenues	$1,929.4	100.0%	$2,086.2	100.0%	$1,944.2	100.0%
Gross profit	219.9	11.4%	236.0	11.3%	256.0	13.2%
Selling, general and administrative expense	152.1	7.9%	132.2	6.3%	130.8	6.8%
Operating income	67.8	3.5%	103.8	5.0%	125.2	6.4%
Other income (expense)	(6.7)	(0.3)%	(1.5)	(0.1)%	(5.6)	(0.2)%
Income before income taxes	61.1	3.2%	102.3	4.9%	119.6	6.2%
Provision for income taxes	(23.9)	(1.3)%	(38.6)	(1.9)%	(44.9)	(2.3)%
Net income	37.2	1.9%	63.7	3.0%	74.7	3.9%
Net income attributable to noncontrolling interests	(0.3)	(0.0)%	(0.5)	(0.0)%	(5.0)	(0.3)
Net income to Primoris	$36.9	1.9%	$63.2	3.0%	$69.7	3.6%

Consolidated Results

Revenues

2015 and 2014

Revenues for year ended December 31, 2015 decreased by $156.8 million, or 7.5% compared to the same period in 2014. The decrease was primarily from the impact of unusually severe wet weather in the Gulf States during the first half of 2015 and the completion of two large projects in the Energy segment which were not fully replaced in 2015. The historic rainfall in the first half of the year, especially in the second quarter,  caused us to suspend operations on various projects and to incur additional costs to recover from the weather conditions.  Revenues were also impacted by the delay in certain capital projects as a result of lower oil prices.

From an end-market perspective, our end-market revenues during the year ended December 31, 2015 decreased by $120.8 million for underground capital projects and the industrial end-market revenues decreased by $252.6 million, as compared to the same period in 2014.  For the year ended December 31, 2015, revenues increased in our heavy civil end-market by $123.1 million, in our underground utility end-market by $65.9 million, in the engineering end-market by $9.6 million and by $18.0 million in our other end-markets, as compared to the year ended December 31, 2014.

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

Gross Profit

2015 and 2014

For the year ended December 31, 2015, gross profit decreased by $16.2 million, or 6.9% compared to the same period in 2014, primarily as a result of the 7.5% decrease in revenues and to inefficiencies associated with stopping and starting projects as a result of the weather delays in the Gulf States during the first half of 2015.

Gross profit as a percentage of revenue increased slightly to 11.4% from 11.3% from the same period in 2014.

2014 and 2013

Gross profit for 2014 decreased by $20.0 million, or 7.8%, from 2013.  As discussed in the segment results below, the decrease in gross profit was $47.3 million in the West segment.  Gross profit for the Energy segment increased by $25.9 million and increased by $1.4 million for the East segment.  Gross profit from acquisitions made in 2014 and 2013 added $3.0 million to 2014 gross profit.  Gross profit as a percentage of revenues decreased from 13.2% in 2013 to 11.3% in 2014 as a result of the large decrease in both revenue and gross profit in the West segment

Selling, general and administrative expenses

2015 and 2014

Selling, general and administrative (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, office rent and utilities and acquisition costs.  For 2015, SG&A expenses were $152.1 million, compared to $132.2 million in 2014, an increase of $19.9 million.  Of the increase, $3.9 million was from the 2015 acquisition of Aevenia and $1.6 million of the increase was due to the impact of the 2014 acquisitions of Vadnais, Surber and Ram-Fab.  Of the remaining $14.4 million increase, professional fees increased by $9.1 million, we recorded a one-time valuation adjustment for the value of a long-term asset of $2.6 million and the remaining $2.7 million increase represented expenses associated with increased compensation and staffing levels.  The majority of the increase in professional fees was an increase in legal fees associated with our collection efforts on the disputed receivables discussed later in this Item and the expenses incurred in our ongoing internal review of the methods used by our subsidiaries to recognize revenue and estimate contingencies for ongoing projects as discussed in the risk factor entitled “We may not be successful in continuing to meet the internal control requirements of the Sarbanes Oxley Act of 2002” in Item 1A of this Annual Report on form 10-K.  In addition, the increase in professional fees included fees associated with our efforts to improve our documentation of internal controls over financial reporting.

SG&A as a percentage of revenue for the year ended December 31, 2015 increased to 7.9% compared to 6.3% for the year ended December 31, 2014 as a result of both increased expenses and the decrease in revenues in 2015.

2014 and 2013

SG&A expenses were $132.2 million in 2014 compared to $130.8 million in 2013.  The prior year included one-time expenses of $5.7 million related to impairment costs.  Excluding the one-time expenses, SG&A in 2014 increased $7.1 million, or 5.7%, which included an increase of $1.4 million as a result of the 2014 acquisitions of Vadnais, Surber and Ram-Fab.  Remaining increases were due to increases in compensation and benefits, marketing and communications expenses and professional fees.

SG&A expenses as a percentage of revenue decreased to 6.3% for 2014, from 6.7% for 2013.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(Millions)	(Millions)	(Millions)
Other income (expense)
Income (loss) from non-consolidated investments	$—	$5.3	$(4.8)
Foreign exchange gain (loss)	(0.8)	0.3	0.2
Other income (expense)	1.7	(0.8)	4.8
Interest income	0.1	0.1	0.1
Interest expense	(7.7)	(6.4)	(5.9)
Total other income (expense)	$(6.7)	$(1.5)	$(5.6)

There was no income from non-consolidated investments for 2015.  For 2014, income from non-consolidated investments was primarily from the sale of our interest of the WesPac Energy non-consolidated joint venture, and for 2013, the loss from non-consolidated investments included an impairment expense and operating loss totalling $5.5 million for the WesPac Energy joint venture, partially offset by a $0.7 million profit from a 49% owned investment, Alvah, Inc.

Foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other income for the year ended December 31, 2015 consisted primarily of the net reversal of $1.9 million in contingent consideration as Ram-Fab, Vadnais and Surber missed financial targets contemplated in their respective purchase agreements.  Net other expense of $0.8 million for the year ended December 31, 2014 was due to adjustments to the fair value of the contingent consideration liabilities related to the acquisitions of Q3C, Surber and Vadnais.  Net other income for 2013 was $4.8 million.  The major components include $6.5 million as reductions in the liability for contingent consideration since the PPS, Saxon and FSSI acquisitions did not meet the performance targets outlined in their purchase agreements.  The income was partially offset by increases of $2.5 million in the fair value of the liabilities for contingent consideration recorded throughout 2013 for acquisitions, including Q3C.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government, and other investments that may not be backed by the federal government.

Interest expense for the year ended December 31, 2015 was $7.7 million, compared to $6.4 million for the same period in 2014 due to increased equipment debt financing and additional borrowing under the Company’s agreement for senior secured notes.  The increased interest expense in 2014 compared to 2013 was due to increases in equipment debt financing, and a full year of interest on a $25 million long-term note drawn-down in July 2013.

The weighted average interest rate on total debt outstanding at December 31, 2015, 2014 and 2013 was 2.9%, 3.0% and 3.3%, respectively.

Provision for income taxes

Our provision for income tax decreased $14.7 million to $23.9 million for 2015 compared to 2014 as a result of the decrease in pretax profits. The effective tax rate on income before provision for income taxes and noncontrolling interests was 39.19% and 37.77% for the years 2015 and 2014, respectively.  The effective tax rate excluding income attributable to noncontrolling interests was 39.37% for the year 2015 and 37.96% for 2014.  The primary reason for the increase in the effective tax rate was the impact of partially non-deductible per diem expenses, which while decreasing by $5.2 million in 2015, were a greater percentage of pre-tax income.

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

West Segment

Revenue and gross profit for the West segment for the years ending December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
West Construction Services
Revenue	$913.6		$964.1		$1,151.4
Gross profit	$130.3	14.3%	$143.5	14.9%	$190.7	16.6%

2015 and 2014

West segment revenue for 2015 decreased by $50.5 million, or 5.2%, compared to 2014. Revenue declined at the ARB Industrial division by $105.0 million with $80.2 million of the decrease the result of completion of a solar plant project in the Mojave Desert in 2014.  The decrease was partially offset by increases at ARB Structures and Q3C totaling $62.2 million.  The ARB Structures revenue increase was driven primarily by work on a large parking structure in southern California, and the Q3C revenue increase was attributable primarily to additional work performed for its largest customer, a gas and electric utility, totaling $27.6 million.

Gross profit for the West segment decreased by $13.2 million or 9.2% for 2015 versus 2014. The primary reason was a reduction of gross profit at both ARB Industrial and Rockford totaling $17.4 million, offset by an increase at ARB Underground of $5.1 million. The declines were due to the reduction in revenue at ARB Industrial and the impact of the rain in the second quarter on the pipeline operations of Rockford.  The increase realized by ARB Underground was driven largely by increased MSA work performed for a major public gas and electric utility customer under its Pipeline Safety Enhancement Plan.

Gross profit as a percentage of revenues decreased to 14.3% in 2015 compared to 14.9% in 2014, still consistent with historical ratios. This decline in margin is largely attributable to Rockford’s margin decrease from 11.6% in 2014 to 8.6% in 2015 reflecting a reduced level of work in the fourth quarter of 2015 and the impact of the rainy weather on a large diameter pipeline job in the Houston, TX area.

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

East Segment

Revenue and gross profit for the East segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
East Construction Services
Revenue	$612.2		$489.9		$430.4
Gross profit	$42.5	6.9%	$25.7	5.3%	$24.3	5.6%

2015 and 2014

East segment revenue for the year ended December 31, 2015 increased by $122.2 million, or 25.0% from 2014.  The increase was due primarily to JCG’s infrastructure and maintenance division work at a large petrochemical facility project in Louisiana.

East segment gross profit for the year ended December 31, 2015 increased by $16.8 million, or 65.1%, compared to 2014.  The increase was due primarily to the increased revenue for the JCG infrastructure and maintenance division petrochemical project in Louisiana.  Gross profit decreased at both JCG’s heavy civil division and Cardinal Contractors.  Gross profit for JCG heavy civil division projects decreased by $15.3 million primarily from delays at the Texas DOT projects in the Belton, TX area, and Cardinal Contractors gross profits decreased by $4.9 million, primarily from reduced margins for two Texas wastewater projects.

Gross profit as a percentage of revenues increased to 6.9 % in 2015 compared to 5.3% in 2014 primarily as a result of the increase in revenues.

2014 and 2013

Revenue for the East segment increased by $59.5 million, or 13.8% from 2013.  Of the increase, $66.1 million was at JCG’s heavy civil and infrastructure and maintenance divisions due primarily to increases of $42.8 million in Texas DOT revenue and an increase of $40.2 million in Mississippi DOT revenue.  The increases were partially offset by a reduction of $19.1 million in Louisiana DOT revenue.  Additionally, Cardinal Contractor’s revenue decreased by $8.9 million, reflecting decreased work in the wastewater facility market in Florida.

Gross profit for the East segment increased by $1.4 million, or 5.9%, compared to 2013.  The increased percentage was lower than the revenue growth primarily as a result of reduced gross profit of $1.9 million for JCG heavy civil projects offset by increases of $1.8 million at JCG’s infrastructure and maintenance divisions and $0.6 million for Cardinal Contractor’s projects.  Heavy civil experienced a $7.9 million decrease in gross profit due to both the impact of the lower Louisiana DOT revenues and reduced gross profit on Texas DOT work.  This decrease was partially offset by gross profit increases of $5.6 million in other heavy civil work, primarily on Mississippi DOT projects.

Gross profit as a percentage of revenues decreased to 5.3 % in 2014 compared to 5.6% in 2013 primarily as a result of the lower gross profit Texas and Louisiana heavy civil projects.

Energy Segment

Revenue and gross profit for the Energy segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	(Millions)	% of Revenue	(Millions)	% of Revenue	(Millions)	% of Revenue
Energy Segment
Revenue	$403.6		$632.2		$362.4
Gross profit	$47.1	11.7%	$66.8	10.6%	$40.9	11.3%

2015 and 2014

Revenue for the Energy segment decreased by $228.6 million, or 36.2% from 2014.  The PES Industrial division revenue decreased by $116.0 million, primarily due to completion of a fertilizer plant project in 2014, and the impact of the unusually severe rainy weather during the first half of the year, which delayed our ability to start work for a chemical plant project in Louisiana.  PES’s pipeline division revenue decreased by $113.9 million as a result of completion of a pipeline project in 2014.  For the PES Saxon division, revenue decreased by $36.6 million as a result of a 2014 completion of a project in the Houston Ship Channel, partially offset by increases from two projects in Pennsylvania.  OnQuest and OnQuest Canada revenue in 2015 increased by $9.6 million as a result of an LNG project in Florida.  Revenue for Aevenia, acquired on February 28, 2015, was $23.7 million.

Gross profit for the Energy segment decreased by $19.8 million, or 29.5% for the year ended December 31, 2015, compared to 2014.  The PES industrial division, PES pipeline division and the PES Saxon division gross profit decreased $27.1 million as a result of the reduction in revenue.  PES’s Specialty division gross profit increased $3.6 million as a result of the completion of a chilled water project in Texas.  Aevenia’s gross profit was $2.4 million.

Gross profit as a percentage of revenues increased to 11.7% in 2015 compared to 10.6% in 2014.  The increase was primarily the result of two offsetting factors.  The first was due to the effect of zero margin work on a large pipeline project at the PES Pipeline division in 2014 and it’s resulting lower prior year gross profit margin percentage.  Offsetting this was reduced 2015 gross profits caused by the heavy rains during the first half of 2015 and decreased labor efficiency rates.

2014 and 2013

Revenue for the Energy segment increased by $269.8 million, or 74.5% from 2013.  The PES Industrial division revenue increased by $129.0 million primarily from work activity at petrochemical facilities in south Louisiana.  PES’s PPS division revenue increased by $85.5 million as a result of increased revenues from capital projects.  PES’s Saxon division revenue increased by $17.1 million and OnQuest and OnQuest Canada revenue in 2014 increased by $21.5 million as a result of additional revenue from construction of a micro LNG facility in 2014.

Gross profit for the Energy segment increased by $25.9 million, or 63.1%, compared to 2013.    The PES Industrial division gross profit increased $14.6 million primarily due to the division’s increased revenues.  PES’s PPS division gross profit increased $4.1 million due to increased revenues and the Saxon division gross profit increased $3.7 million as a result of increased revenues and improved profit margins compared to 2013.   OnQuest and OnQuest Canada profit margins in 2014 increased by $1.5 million due to increased revenues.

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

Our cash and cash equivalents totaled $161.1 million at December 31, 2015 compared to $170.5 million at December 31, 2014.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2015, capital expenditures were approximately $67.1 million.  For 2015, the amount of depreciation, amortization and equipment sales was approximately $75.1 million.  Capital expenses are expected to total $55 to $60 million for 2016.

Cash Flows

Cash flows during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
	(Millions)	(Millions)	(Millions)
Change in cash
Net cash provided by operating activities	$48.4	$36.1	$77.7
Net cash used in investing activities	(48.5)	(102.6)	(97.1)
Net cash provided by financing activities	21.8	9.9	57.9
Net change in cash	$21.7	$(56.6)	$38.5

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(Millions)	(Millions)	(Millions)
Operating Activities
Operating income	$67.8	$103.8	$125.2
Depreciation and amortization	65.2	58.4	49.9
Gain on sale of property and equipment	(2.1)	(1.9)	(1.4)
Stock-based compensation expense	1.0	0.9	0.3
Distributions received from non-consolidated entities	—	—	2.8
Other than temporary impairment expense for non-consolidated entities	—	—	4.0
Goodwill/Intangible asset impairment	0.4	—	0.8
Net deferred taxes	(7.0)	9.0	(12.6)
Changes in assets and liabilities	(46.3)	(88.7)	(45.6)
Foreign exchange gain (loss)	(0.8)	0.3	0.2
Interest income	0.1	0.1	0.1
Interest expense	(7.7)	(6.4)	(5.9)
Other income (expense)	1.7	(0.8)	4.8
Provision for income taxes	(23.9)	(38.6)	(44.9)
Net cash provided by operating activities	$48.4	$36.1	$77.7

Net cash provided by operating activities for 2015 of $48.4 million increased by $12.3 million compared to 2014.  This increase was caused by the $6.8 million increase in depreciation and amortization, the reduced provision for income taxes of $14.7 million, offset by the decrease in operating income of $36.0 million and due to the $46.3 million net changes in assets and liabilities in 2015 compared to the net change of $88.7 million in 2014.

The components of the $46.3 million change in assets and liabilities for the year ended December 31, 2015 are summarized as follows:

•                  an increase of $2.1 million in customer retention deposits;

•                  a decrease of $19.5 million in accounts receivable, primarily as a result of a decrease of $17.7 million in amounts retained by customers as we have completed major projects.  At December 31, 2015, accounts receivable represented 28.3% of our total assets compared to 30.4% at the end of 2014.  In general, we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections.  However, as outlined in the section “Receivable Collection Actions”, we are in dispute resolution with two customers with a total receivable amount $50.8 million, or 16.0% of our total accounts receivable balance at December 31, 2015;

•                  an increase of $47.5 million in costs and estimated earnings in excess of billings. Increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $23.6 million for ARB, primarily for two large utility customers, and $22.6 million for JCG, primarily for public agency heavy civil projects which require inspector approval prior to billing;

•                  a decrease in inventory and other current assets of $4.9 million primarily as a result of the 2015 utilization of the prior year tax receivable;

•                  accounts payable decreased by $5.1 million, primarily impacted by the timing of vendor payments;

•                  a net decrease of $19.6 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings;

•                  a decrease of $6.7 million in contingent earn-out liabilities, from a payment of $5.0 million made in March 2015 and the reduction of the earn-out liability as a result of the Ram-Fab, Vadnais and Surber operations not meeting targets outlined in their purchase agreements; and

•                  a net increase of $11.7 million in accrued expenses, mainly due to an increase in workers compensation reserves.

During the twelve months of 2015, we paid $18.7 million for income taxes compared to $57.6 million in the same period of the previous year.  The reduction in net cash tax payments in 2015 was the result of a decrease in the Company’s current tax provision and the utilization of significant prepayments from 2014.

Investing activities

	2015	2014	2013
	(Millions)	(Millions)	(Millions)
Capital expenditures — cash	$67.1	$88.0	$87.1
Capital expenditures — financed	—	—	2.6
Total capital expenditures	$67.1	$88.0	$89.7

We purchased property and equipment for $67.1 million, $88.0 million and $89.7 million in the years ended December 31, 2015, 2014 and 2013, respectively, principally for our construction activities. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $9.9 million, $5.8 million and $7.9 million for 2015, 2014 and 2013, respectively.

During 2015, we did not purchase any short-term investments, while we invested $33.8 million and $23.1 million in 2014 and 2013, respectively, in short-term investments.  We sold short-term investments amounting to $31.0 million, $21.5 million and $7.4 million in 2015, 2014 and 2013, respectively.  Short-term investments consisted primarily of U.S. Treasury bills with various financial institutions.

We used $22.3 million in cash for the Aevenia acquisition, $14.6 million in cash for the Vadnais and Surber/Ram-Fab/Williams acquisitions in 2014 and $2.3 million in cash for the FSSI acquisition in 2013.

Financing activities

Financing activities provided cash of $21.8 million in 2015. Significant transactions impacting cash flows from financing activities included:

•                  $50.3 million in new and refinanced notes secured by our equipment and by a mortgage note on two buildings;

•                  $25.0 million in new debt under the Company’s Note Agreement;

•                  $43.9 million in repayment of long-term debt and the repayment of $1.3 million in capital leases;

•                   $0.03 million in payments of accumulated earnings to the Blythe non-controlling interest holder;

•                  Dividend payments of $9.8 million to our stockholders during the year ended December 31, 2015; and

•                  $1.6 million in proceeds from the issuance of 96,828 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

Revolving Credit Facility

As of December 31, 2015, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $12.1 million at December 31, 2015 and $4.7 million at December 31, 2014.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2015, and available borrowing capacity at December 31, 2015 was $112.9 million.

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

On November 9, 2015, the Company drew $25 million available under the Additional Senior Notes Agreement.  The notes are due November 9, 2025 and bear interest at an annual rate of 4.6% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from November 9, 2019 with a final payment due on November 9, 2025.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2015.

Canadian Credit Facility

The Company has a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2015 and 2014, letters of credit outstanding totaled $2.2 million and $2.6 million in Canadian dollars, respectively.  At December 31, 2015, the available borrowing capacity was $5.8 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2015, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2015, we had $275.3 million of outstanding long-term debt and capital lease obligations.  There were no short-term borrowings.

A summary of contractual obligations as of December 31, 2015 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$275.3	$55.4	$97.1	$73.1	$49.7
Interest on long-term debt (1)	30.6	7.5	11.2	6.5	5.4
Equipment operating leases	14.2	6.8	5.3	1.8	0.3
Real property leases	11.2	3.4	5.8	2.0	—
Real property leases—related parties	7.6	1.5	2.6	1.7	1.8
	$338.9	$74.6	$122.0	$85.1	$57.2
Letters of credit	$13.7	$8.7	$5.0	$—	—

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

In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11.8 million. A legal proceeding commenced, and a United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments which have totaled $1.8 million through December 31, 2015.  These payments have been expensed.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Company has received a revised withdrawal liability calculation from the Plan at an amount approximately equal to the company’s accrual amount. The Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed. The Company is making payments while awaiting the results of the arbitration process. The Company has no plans to withdraw from any other agreements.

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

Primoris leases properties from SIGI at the following locations:

1.             Bakersfield, California (lease expires October 2022)

2.             Pittsburg, California (lease expires April 2023)

3.             San Dimas, California (lease expires March 2019)

During the years ended December 31, 2015, 2014 and 2013, the Company paid $0.83 million, $0.86 million and $0.91 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the years ended December 31, 2015, 2014 and 2013 Primoris paid $0.25 million, $0.29 million and $0.30 million, respectively, in lease payments.  The current term of the lease will expire on December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the years ended December 31, 2015, 2014 and 2013, Primoris paid $0.09 million each year, in lease payments.  The lease will expire in January 2017.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment. The property is located in Little

Canada, Minnesota.  During the years ended December 31, 2015, 2014 and 2013, the Company paid $0.27 million, $0.26 million and $0.26 million, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.  In addition, in November 2015, Q3C purchased construction equipment at fair value from Quality RE Partners for $0.6 million.  Q3C also leased construction equipment from Mr. Osborn during 2015 for $0.04 million and subsequently purchased the equipment at fair value for $0.145 million.

We believe that the amounts that we pay for the leases approximate terms that we could obtain from independent third parties.  In addition, related party transactions, any new leases, extensions of lease terms and changes in lease terms or amounts must be approved in advance by the independent directors of the Board of Directors Audit Committee.

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

•                  Letters of credit issued under our lines of credit. At December 31, 2015, we had letters of credit outstanding of $13.7 million, primarily for international projects in our Energy segment, a large domestic pipeline project and for providing security to our insurance carriers.  These letters of credit are used by some of our carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At December 31, 2015, equipment operating leases had a remaining commitment of $14.2 million and facility rental commitments were $18.8 million.

•                  Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2015, we had $1.48 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•                  Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 18 — “Multiemployer Plans” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity; and

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

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

In addition, a division of PES constructed a large capital pipeline for a customer in Texas.  During the early stages of the project, we became concerned that the customer would not pay us for ancillary items as we believe is required by the contract.  As a result of our concerns about eventual collectability, we chose to recognize revenue equal to cost.  We have initiated legal action and filed liens to collect our $17.9 million receivable.

The Company has specific reserves of approximately $26 million for these two projects included in “billings in excess of costs and estimated earnings”. While we believe that in both instances we are owed the full amount of the receivable, there can be no guarantee of the final amount that we receive or the timing of a resolution of the two matters.

2016 Outlook

We believe that we have market growth opportunities in 2016 and well into 2017 even if the price of oil remains at a depressed level for 2016.  We do note that the increasingly stringent regulatory and environmental requirements for many of our client’s infrastructure improvements and impact of the reduced oil price create uncertainty as to the timing of some of our opportunities.  We believe that Primoris has the financial and operational strength to meet these short-term challenges, and we continue to be optimistic about longer-term opportunities.  Specifically, our view of the outlook for our major end markets currently is as follows:

•                  Construction of petroleum, natural gas, and natural gas liquid pipelines — We expect that at the current oil price, activities in most if not all of the shale basins will be reduced or eliminated significantly reducing any upstream work such as gathering lines and petroleum transport pipelines for the near future.  If production from the shale formations continues to increase in the near future, the current disconnect between production and processing locations provides opportunities for our underground construction operations serving midstream companies, primarily Rockford, ARB Underground and Primoris Pipeline & Maintenance groups.  We expect that the efforts by gas utilities to move shale gas from the Marcellus region to Florida and other Atlantic states will continue and will provide significant opportunity for Rockford over the next 2-3 years.

•                  Inspection, maintenance and replacement of gas utility infrastructure —We expect that continuing safety enhancements to the gas utility infrastructure will provide continuing opportunities for our ARB Underground operations, especially in California, as well as Q3C in the Midwest.  We also expect that ongoing gas utility repair and maintenance opportunities will continue to grow benefiting our Q3C and PES groups.

•                  Construction of natural gas-fired power plants and heavy industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that concerns expressed in California that power plants are not “acceptable” for environmental reasons may impact the timing of near term construction opportunities.  We believe that based on continuing population growth, the intermittency of renewable power resources and the environmental requirements associated with using ocean water for cooling, power plants will be needed in spite of vocal opposition to “non-green” sources.  In addition, the current low price of natural gas could result in the conversion of coal-fired power plants and conversion and expansion at chemical plants and industrial facilities in other parts of the United States.  These opportunities would benefit our ARB Industrial group and PES Industrial group.

•                  Construction of alternative energy facilities, wind farms, solar energy — We anticipate continued construction opportunities as state governments remain committed to renewable power standards, primarily benefitting ARB Industrial and to a lesser degree our PES group.

•                  Transportation infrastructure construction opportunities — We believe that passing of longer term highway funding by the federal government in 2015 and voter approval of a highway funding proposition 7 in Texas will provide increased opportunity for our heavy civil and highway groups especially in Texas.  We expect that opportunities in the Louisiana market may improve but will remain at depressed levels except for specific programs.  This market primarily impacts the operations of JCG.

•                  Liquefied Natural Gas Facilities—We believe the LNG on-purpose opportunities for rail, barge, and other transportation needs will continue to grow, albeit at a slow pace.  This market will primarily impact our OnQuest and PES groups.  We further believe the existing large scale LNG export facilities currently being planned will require services that will benefit our PES and JCG groups for field services.

Please note that our 2016 outlook and 2016 financial results could be adversely impacted by many factors including those discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  This “2016 Outlook” consists of forward-looking statements and should be read in conjunction with the cautions about forward looking statements found at the beginning of this Annual Report on Form 10-K.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  We define backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on MSA’s for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, when their ultimate revenue amount is difficult to estimate in advance.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment and the changes in Fixed Backlog for the periods ending December 31, 2015, 2014 and 2013 were as follows, in millions:

Segment	Beginning Fixed Backlog at December 31, 2014	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2015	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2015

West	$237.3	$751.2	$411.4	$577.1	$502.2	$913.6
East	1,009.7	342.7	600.1	752.3	12.1	612.2
Energy	301.0	232.0	345.2	187.8	58.4	403.6
Total	$1,548.0	$1,325.9	$1,356.7	$1,517.2	$572.7	$1,929.4

Segment	Beginning Fixed Backlog at December 31, 2013	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2014	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2014

West	$224.6	$576.7	$564.0	$237.3	$400.1	$964.1
East	1,017.7	468.8	476.8	1,009.7	13.1	489.9
Energy	240.7	594.7	534.4	301.0	97.8	632.2
Total	$1,483.0	$1,640.2	$1,575.2	$1,548.0	$511.0	$2,086.2

Segment	Beginning Fixed Backlog at December 31, 2012	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at December 31, 2013	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for 12 months ended December 31, 2013

West	$361.3	$622.4	$759.1	$224.6	$392.2	$1,151.4
East	888.8	531.6	402.7	1,017.7	27.7	430.4
Energy	96.1	437.3	292.8	240.7	69.6	362.4
Total	$1,346.2	$1,591.3	$1,454.6	$1,483.0	$489.6	$1,944.2

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts.

At December 31, 2015, our total Fixed Backlog was $1.52 billion, representing a decrease of $30.8 million, or 2.0%, from $1.55 billion as of December 31, 2014.

MSA Backlog

The following table outlines historical MSA revenues for the twelve months ending December 31, 2015, 2014 and 2013 ($ in millions):

Year:	MSA Revenues
2013	462.6
2014	502.0
2015	565.1

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We determined estimated MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers.

Total Backlog

The following table shows the makeup of total backlog, both Fixed Backlog and MSA Backlog, by operating segment at December 31, 2015 (in millions).

Segment:	Fixed Backlog at December 31, 2015	MSA Backlog at December 31, 2015	Total Backlog at December 31, 2015

West	$577.1	$500.2	$1,077.3
East	752.3	4.0	756.3
Energy	187.8	66.5	254.3
Total	$1,517.2	$570.7	$2,087.9

We expect that during 2016, we will recognize as revenue approximately 86% of the West segment total backlog at December 31, 2015, approximately 52% of the East segment backlog and approximately 99% of the Energy segment backlog.

Backlog should not be considered a comprehensive indicator of future revenues, as a percentage of our revenues are derived from projects that are not part of a backlog calculation.  The backlog estimates include amounts from estimated MSA revenues, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs.  Any of our contracts, MSA, fixed price or fixed unit price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Future revenues from projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts may not be included in our estimated backlog amount.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2015 and 2014, due to the generally short maturities of these items. At December 31, 2015, we did not hold any short term investments.  At December 31, 2014, we held short term investments which were primarily in four to six month U.S. Treasury bills with various financial institutions that are backed by the federal government.  We typically hold our investments to maturity.

At December 31, 2015, all of our long-term debt was subject to fixed interest rates.

At December 31, 2015 and 2014, we had no derivative financial instruments.

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

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on the results of management’s assessment and evaluation, our CEO and CFO believe that our internal control over financial reporting is effective as of December 31, 2015.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in the Risk Factor titled “We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.”, the Company expects that it will be able to adopt the standards of COSO 2013 in 2016.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired Aevenia on February 28, 2015.

We have excluded Aevenia from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  The Aevenia financial statements constitute approximately 1.3% of total assets (excluding approximately $8.6 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 1.2% of total revenues, and approximately (1.7%) of pre-tax income (excluding approximately $0.4 million of amortization of intangible assets, which was integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed with the SEC no later than April 9, 2016, and the information is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

David King.  Mr. King has served as our President and Chief Executive Officer since August 2015 and has served as one of our Directors since May 2015.  Mr. King directs strategy, establishes goals and oversees our operation.  Prior to that, Mr. King was our Executive Vice President, Chief Operating Officer since March 2014.  Prior to joining Primoris, Mr. King spent several years at CB&I, most recently as President of Lummus Engineered Products.  From 2010 to 2013 he was President of CB&I Project Engineering & Construction based in The Hague, Netherlands responsible for P&L operations worldwide.  From 2009 to 2010 he was Group Vice President for Downstream Operations for CB&I Lummus located in The Woodlands, Texas.   Mr. King also managed and helped establish the Global Services Group for CB&I in 2008 to 2009.  He has extensive EPF&C industry experience in energy-related projects, LNG, offshore, pipelines, refining, petrochemicals, gas processing, oil sands, synthesis gas and gas-to-liquids. Mr. King received his bachelor’s degree in Mechanical Engineering from Texas Tech University, an MBA from the University of Texas, Tyler, and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. King is 63 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including a Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 68 years old.

John M. Perisich.  Mr. Perisich has served as our Executive Vice President and General Counsel effective May 3, 2013.  He previously served as our Senior Vice President and General Counsel from February 2006 and prior to that, was Vice President and General Counsel of Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 51 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)                               We have filed the following documents as part of this Report:

1.                                      Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2015 and 2014 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.4	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.5	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.6	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.7	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.8	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation

Exhibit No.	Description

and CJS Securities, Inc. (15)

Exhibit 10.9	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.10	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.11	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.12	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (16)

Exhibit 10.13	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.14	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.15	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (19)

Exhibit 10.16	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (19)

Exhibit 10.17	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.18	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.19	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

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

Exhibit No.	Description

Exhibit 10.27	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.28	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.29	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.30	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.31	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.32	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (26)

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

Exhibit 10.43	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.44	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (31)

Exhibit No.	Description

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

Exhibit 10.56	Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (#) (*)

Exhibit 10.57	Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (#) (*)

Exhibit 10.58

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (35)

Exhibit 14.1	Code of Ethics and Business Conduct (29)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit No.	Description

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.
(35)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015, and such exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ DAVID L. KING	BY:	/s/ PETER J. MOERBEEK
	David L. King		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ DAVID L. KING
David L. King
Director

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	February 29, 2016

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Primoris Aevenia, Inc. (“Aevenia”), acquired in February 2015 and whose financial statements constitute approximately 1.3% of total assets (excluding approximately $8.6 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment), approximately 1.2% of total revenues, and approximately (1.7%) of pre-tax income (excluding approximately $0.4 million of amortization of intangible assets, which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2015.  Accordingly, our audit did not include the internal control over financial reporting at Aevenia.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed the manner in which it accounts for the classification of deferred income tax balances in 2015.

/s/ Moss Adams LLP

Irvine, California
February 29, 2016

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$161,122	$139,465
Short-term investments	—	30,992
Customer retention deposits and restricted cash	2,598	481
Accounts receivable, net	320,588	337,382
Costs and estimated earnings in excess of billings	116,455	68,654
Inventory and uninstalled contract materials	67,796	58,116
Prepaid expenses and other current assets	18,265	31,720
Total current assets	686,824	666,810
Property and equipment, net	283,545	271,431
Deferred tax asset — long-term	1,075	—
Intangible assets, net	36,438	39,581
Goodwill	124,161	119,410
Other long-term assets	211	400
Total assets	$1,132,254	$1,097,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,450	$128,793
Billings in excess of costs and estimated earnings	139,875	158,595
Accrued expenses and other current liabilities	93,596	83,401
Dividends payable	2,842	2,062
Current portion of capital leases	974	1,650
Current portion of long-term debt	54,436	38,909
Current portion of contingent earnout liabilities	—	5,901
Total current liabilities	416,173	419,311
Long-term capital leases, net of current portion	22	657
Long-term debt, net of current portion	219,853	204,029
Deferred tax liabilities — long-term	—	5,929
Long-term contingent earnout liabilities, net of current portion	—	1,021
Other long-term liabilities	12,741	12,899
Total liabilities	648,789	643,846
Commitments and contingencies
Stockholders’ equity
Preferred stock—$.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,676,140 and 51,561,396 issued and outstanding at December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	163,344	160,186
Retained earnings	319,899	293,628
Non-controlling interest	217	(33)
Total stockholders’ equity	483,465	453,786
Total liabilities and stockholders’ equity	$1,132,254	$1,097,632

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,929,415	$2,086,194	$1,944,220
Cost of revenues	1,709,542	1,850,154	1,688,205
Gross profit	219,873	236,040	256,015
Selling, general and administrative expenses	152,104	132,248	130,778
Operating income	67,769	103,792	125,237
Other income (expense):
Income (loss) from non-consolidated entities	—	5,264	(4,836)
Foreign exchange gain (loss)	(763)	374	153
Other income (expense)	1,723	(757)	4,804
Interest income	56	88	110
Interest expense	(7,688)	(6,433)	(5,892)
Income before provision for income taxes	61,097	102,328	119,576
Provision for income taxes	(23,946)	(38,646)	(44,896)
Net income	$37,151	$63,682	$74,680

Less net income attributable to noncontrolling interests	$(279)	(526)	(5,020)

Net income attributable to Primoris	$36,872	$63,156	$69,660

Dividends per common share	$0.205	$0.150	$0.135

Earnings per share attributable to Primoris:
Basic	$0.71	$1.22	$1.35
Diluted	$0.71	$1.22	$1.35

Weighted average common shares outstanding:
Basic	51,647	51,607	51,540
Diluted	51,798	51,747	51,610

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional		Non	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2012	51,403,686	$5	$155,605	$175,517	$1,511	$332,638
Net income	—	—	—	69,660	5,020	74,680
Issuance of shares to employees and directors	153,579	—	3,062	—	—	3,062
Amortization of Restricted Stock Units	—	—	366	—	—	366
Issuance of shares as part of Q3C acquisition	29,273	—	463	—	—	463
Cancelled shares for redemption of note receivable	(15,144)	—	(300)	—	—	(300)
Distribution of non-controlling entities	—	—	—	—	(5,500)	(5,500)
Dividends	—	—	—	(6,961)	—	(6,961)
Balance, December 31, 2013	51,571,394	$5	$159,196	$238,216	$1,031	$398,448
Net income	—	—	—	63,156	526	63,682
Issuance of shares to employees and directors	90,002	—	2,897	—	—	2,897
Amortization of Restricted Stock Units	—	—	934	—	—	934
Dividend equivalent Units accrued — Restricted Stock Units	—	—	3	(3)	—	—
Repurchase of stock	(100,000)	—	(2,844)	—	—	(2,844)
Distribution of non-controlling entities	—	—	—	—	(1,590)	(1,590)
Dividends	—	—	—	(7,741)	—	(7,741)
Balance, December 31, 2014	51,561,396	$5	$160,186	$293,628	$(33)	$453,786
Net income	—	—	—	36,872	279	37,151
Issuance of shares to employees and directors	114,744	—	2,096	—	—	2,096
Amortization of Restricted Stock Units	—	—	1,050	—	—	1,050
Dividend equivalent Units accrued — Restricted Stock Units	—	—	12	(12)	—	—
Distribution of non-controlling entities	—	—	—	—	(29)	(29)
Dividends	—	—		(10,589)	—	(10,589)
Balance, December 31, 2015	51,676,140	$5	$163,344	$319,899	$217	$483,465

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$37,151	$63,682	$74,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	58,408	50,918	42,421
Amortization of intangible assets	6,793	7,504	7,467
Goodwill & intangible asset impairment	401	—	808
Stock-based compensation expense	1,050	934	367
Gain on sale of property and equipment	(2,116)	(1,895)	(1,406)
(Income) from non-consolidated entities	—	(5,264)	(97)
Impairment expense for non-consolidated entities	—	—	4,932
Other than temporary basis difference for non-consolidated entities	—	—	3,975
Distributions received from non-consolidated entities	—	—	2,821
Net deferred tax liabilities (assets)	(7,004)	8,970	(12,582)
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(2,117)	4,823	30,073
Accounts receivable	19,528	(29,659)	(36,860)
Costs and estimated earnings in excess of billings	(47,499)	(11,508)	(15,445)
Other current assets	4,949	(25,767)	(14,774)
Other long term assets	189	72	—
Accounts payable	(5,086)	921	(25,131)
Billings in excess of costs and estimated earnings	(19,619)	(14,770)	14,473
Contingent earnout liabilities	(6,722)	(4,145)	(14,900)
Accrued expenses and other current liabilities	11,729	(7,354)	15,824
Other long-term liabilities	(1,658)	(1,361)	1,107
Net cash provided by operating activities	48,377	36,101	77,753
Cash flows from investing activities:
Purchase of property and equipment	(67,097)	(87,954)	(87,050)
Proceeds from sale of property and equipment	9,889	5,814	7,865
Purchase of short-term investments	—	(33,770)	(23,110)
Sale of short-term investments	30,992	21,464	7,448
Cash received from the sale of equity method investments	—	6,439	—
Cash paid for acquisitions	(22,302)	(14,596)	(2,273)
Net cash used in investing activities	(48,518)	(102,603)	(97,120)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,278	58,519	107,609
Repayment of capital leases	(1,336)	(3,276)	(4,618)
Repayment of long-term debt	(43,927)	(35,107)	(35,896)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,621	1,671	1,455
Cash distribution to non-controlling interest holder	(29)	(1,590)	(5,500)
Repurchase of common stock	—	(2,844)	—
Dividends paid	(9,809)	(7,483)	(5,157)
Net cash provided by financing activities	21,798	9,890	57,893

Net change in cash and cash equivalents	21,657	(56,612)	38,526
Cash and cash equivalents at beginning of year	139,465	196,077	157,551
Cash and cash equivalents at end of the year	$161,122	$139,465	$196,077

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:

Interest	$7,688	$6,432	$5,532

Income taxes, net of refunds received	$18,696	$57,613	$48,126

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2015	2014	2013

Obligations incurred for the acquisition of property and equipment	$25	$—	$2,637

Dividends declared and not yet paid	$2,842	$2,062	$1,805

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

Reportable Operating Segments — The Company segregates its business into three operating segments:  the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).   See Note 16 — Reportable Operating Segments.

The following table lists the Company’s primary operating subsidiaries and their operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”); acquired in 2014	West
Silva Group (“Silva”)	East
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Industrial Division (formerly JCG Industrial Division)	Energy
OnQuest, Inc.	Energy
OnQuest, Canada, ULC (Born Heaters Canada, ULC prior to 2013)	Energy
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy

PES acquired two subsidiaries, The Saxon Group (“Saxon”) in 2012 and Force Specialty Services, Inc. (“FSSI”) in 2013. Effective January 1, 2014, Saxon and FSSI were merged into PES along with the Industrial division of JCG.   Throughout this Form 10-K, references to FSSI, Saxon and James Industrial are to the divisions of PES for 2015 and 2014, while the references for the years prior to 2014 are to the entities or divisions.

The Company owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements.  The project has been completed, the project warranty expired in May 2015 and dissolution of the joint venture was completed in the third quarter 2015.

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a co-generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the West segment.  As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  The Carlsbad project is expected to be completed in 2017 and the Wilmington project in 2018.

Financial information for the joint ventures is presented in “Note 13— Noncontrolling Interests”.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  On January 22, 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million. BWP entered into an intercompany construction contract with Cardinal Contractors, Inc. to build a small water treatment facility which will be owned by BWP. Beginning in 2016, the facility will generate revenues through a take-or-pay contract with a West Texas municipal entity. All intercompany revenue and profit of the construction project was eliminated, and at December 31, 2015, a total of $13.8 million has been capitalized as property, plant and equipment, including the $5 million acquisition cost.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which on June 5, 2014, purchased the assets of Vadnais Corporation for $6.4 million. Vadnais Corporation was a general contractor specializing in micro-tunneling based in California. The assets purchased were primarily equipment, building and land.  The purchase included a contingent earnout on meeting certain operating targets.  See “Note 4—Business Combinations” for further information.

During the third quarter 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market. The Surber and Ram-Fab purchases provided for contingent earnout amounts as discussed in “Note 4— Business Combinations”.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company.  Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services.  The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”).  Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa.  The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest United States.  See “Note 4— Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Seasonality—Primoris’ results of operations are subject to quarterly variations. Most of the variation is the result of weather, particularly rain, ice and snow, which can impact the Company’s ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles. As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters, with the fourth quarter revenues and earnings usually less than the third quarter revenues and earnings but higher than the second quarter revenues and earnings.

Variability—In addition to seasonality, the Company is dependent on large construction projects, which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions and client requirements. Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter. Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

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

Certain reclassifications have been made to the prior year Consolidated Balance Sheet to conform classification of deferred tax assets and liabilities to the current year presentation as outlined on “Note 2—Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” and had no impact on net income or earnings per share.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and the noncontrolling interests of the Blythe, Carlsbad and Wilmington joint ventures, which are variable interest entities for which the Company is the primary beneficiary as determined under the provisions of ASC Topic 810-10-45.  All intercompany balances and transactions have been eliminated in consolidation.

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

Consequently, the Company has significant working capital invested in assets that may have a liquidation period extending beyond one year. The Company has claims receivable and retention due from various customers and others that are currently in dispute, the realization of which is subject to binding arbitration, final negotiation or litigation, all of which may extend beyond one calendar year.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

Short-term investments—The Company classifies as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. At December 31, 2015, the Company had no short-term investments.  In prior years, the majority of the Company’s short-term investments were in short-term dollar-denominated bank deposits and U.S. Treasury Bills in order to provide government backing of the investments.

Customer retention deposits and restricted cash—Customer retention deposits consist of contract retention payments made by customers into bank escrow cash accounts as required in some state jurisdictions. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to the Company by customers as projects are completed in accordance with contract terms.

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

Business combinations—Business combinations are accounted for using the acquisition method of accounting.  We use the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses.  The determination of fair value requires estimates and judgments of future cash flow expectations to assign fair values to the identifiable tangible and intangible assets.  GAAP provides a “measurement period” of up to one year in which to finalize all fair value estimates associated with the acquisition of a business. Most estimates are preliminary until the end of the measurement period.  During the measurement period, any material, newly discovered information that existed at the acquisition date would be reflected as an adjustment to the initial valuations and estimates.  After the measurement date, any adjustments would be recorded as a current period income or expense.  Changes in deferred tax asset valuation allowances and acquired tax uncertainties after the measurement period are also recognized in current period net income.  Expenses incurred in connection with a business combination are expensed as incurred.

Goodwill and other intangible assets—The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”.  Under ASC Topic 350, goodwill is not amortized but is subject to an annual impairment test as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill.  In the fourth quarter, an impairment  expense of $401 was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is a part of the East Segment, and in

December 2013, an expense of $808 was recorded relating to an FSSI intangible asset, a part of the Energy Segment, for customer relations reflecting the impairment of the asset.  There were no other impairments of goodwill for the years ended December 31, 2015, 2014 and 2013.

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

Comprehensive income—The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods, the Company had no material other comprehensive income.

Foreign operations—At December 31, 2015, the Company had operations in Canada with assets aggregating approximately $14,111, compared to $11,505 at December 31, 2014.  The Canadian operations had revenues of $17,763 and income before tax of $252 for the year ending December 31, 2015; revenues of $19,840 and income before tax of $3,183 for the year ended December 31, 2014, and revenues of $15,993 and income before tax of $2,742 for the year ending December 31, 2013.

Functional currencies and foreign currency translation—The Company uses the United States dollar as its functional currency in Canada for the Canadian operations of OnQuest Canada, as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. Since these factors may change, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary.  Non-monetary balance sheet items and related revenue, gain, expense and loss accounts are valued using historical rates.  All other items are re-measured using the current exchange rate in effect at the balance sheet date.  Foreign exchange losses of $763 in 2015, gains of $374 in 2014 and gains of $153 in 2013 are included in the “other income or expense” line of the Consolidated Statements of Income.

Partnerships and joint ventures — As is normal in the construction industry, the Company is periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  The Company’s ownership can vary from a small noncontrolling ownership to a significant ownership interest.  The Company evaluates each partnership or joint venture to determine whether the entity is considered a variable interest entity (“VIE”) as defined in ASC Topic 810, and if a VIE, whether the Company is the primary beneficiary of the VIE, which would require the Company to consolidate the VIE with the Company’s financial statements.  When consolidation occurs, the Company accounts for the interests of the other parties as a noncontrolling interest and discloses the net income attributable to noncontrolling interests.  See Note 13 — “Nonconrolling Interests” for further information

Equity method of accounting— The Company accounts for its interest in an investment using the equity method of accounting per ASC Topic 323 if the Company is not the primary beneficiary of a VIE or does not have a controlling interest.  The investment is recorded at cost and the carrying amount is adjusted periodically to recognize the Company’s proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  The Company records the effect of any impairment or an other than temporary decrease in the value of its investment.

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

See Note 8 — “Equity Method Investments” regarding prior-year impairments of investments in partially owned affiliates.

Cash concentration—The Company places its cash in short term U.S. Treasury bonds and certificates of deposit (“CDs”). At December 31, 2015 and 2014, the Company had cash balances of $161.1 million and $139.5 million, respectively.  At December 31, 2015, the $161.1 million of cash consisted of $131.2 million in U.S. Treasury bill funds, backed by the federal government, and the remaining $29.9 million are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.  At December 31, 2014, the $139.5 million consisted of $121.5 million held in U.S. Treasury bill funds and $18.0 million with high credit quality financial institutions.

Collective bargaining agreements—Approximately 24% of the Company’s hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2015. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 83 collective bargaining agreements to which the Company is a party to, 56 will require renegotiation during 2016.  The Company has not had a work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in “Note 15 — Commitments and Contingencies”.  The Company has no plans to withdraw from any other agreements.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling $26,779 and $22,270 at December 31, 2015 and 2014, respectively. The amount is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred.  Future payments may materially differ from the reserve amounts.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time. The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet. For fixed price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.

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

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent: (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone, (b) incurred costs to be billed under cost reimbursement type contracts, (c) amounts arising from routine lags in billing, or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  Generally, the Company requires no collateral from its customers, but files statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  As discussed in the “Revenue recognition” section above, realization of the eventual cash collection may be recognized as adjustments to the contract profitability, otherwise, the Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2015 and 2014 was $480 and $540, respectively.

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

For projects that were in process at the end of the prior year, there can be a difference in revenues and profits that would have been recognized in the prior year, had current year estimates of costs to complete been known at the end of the prior year.  For example, unusual weather in the first half of 2015 significantly changed the estimated costs to complete for several large highway projects.  The changes impacted the percentage of completion calculation and profitability in 2015.  If these changes had been known in 2014, the revenue and profitability in 2014 would have been decreased.

During the year ended December 31, 2015, certain contracts had revisions in cost estimates from those projected at December 31, 2014. If the revised estimates had been applied in the prior year, the gross profit earned on these contracts would have resulted in an increase of approximately $1,540 in gross profit in 2014. Similarly, had the revised estimates as of December 31, 2014 been applied in the prior year; the gross profit earned on these contracts would have resulted in an increase of approximately $17,266 in gross profit in 2013. The revised estimates for the year ended December 31, 2013 would have resulted in a gross profit increase of approximately $10,867 in the year 2012.

The following table presents the financial impact of the changes in estimates that would have been reflected in the years 2014 and 2013 had the revised estimates been applied to the particular year.

	Estimated net impact of change in estimate for year the year ended
	2014	2013

Revised estimates in 2015 that impact 2014	$1,540	$—
Revised estimates in 2014 that impact 2013	(17,266)	17,266
Revised estimates in 2013 that impact 2012	—	(10,867)
Net impact to gross margin	$(15,726)	$6,399
EPS impact to year	$(0.19)	$0.08

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprise the top ten customers varies from year to year.  See “Note 17 — Customer Concentrations” for further discussion.

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

The Company assesses the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an undiscounted operation cash flow analysis to determine if impairment exists.  The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2015 and 2014, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”) after approval of the shareholders and adoption by the Company on May 3, 2013.  Detailed discussion of shares issued under the Equity Plan are included in “Note 20 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 24—“Stockholders’ Equity”.  Such share issuances include grants of Restricted Stock Units to executives, issuance of stock to certain senior managers and executives and issuances of stock to non-employee members of the Board of Directors.

Contingent Earnout Liabilities—As part of past acquisitions, the Company agreed to pay cash to the sellers upon meeting certain operating performance targets for specified periods subsequent to the acquisition date.  Each quarter, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.   See “Note 14 — “Contingent Earnout Liabilities” for further discussion.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of the impact of the changes on prior years. The FASB recently deferred the effective date for the Company to January 1, 2018.  The Company is currently evaluating the potential impact of adoption and the implementation approach to be used.

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

During November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The ASU provides for early adoption on both a prospective or retrospective basis.  The ASU eliminates the need to analyze temporary differences to determine if deferred taxes should be reported as current or noncurrent.  Past practice did not typically align with the time period in which deferred taxes were expected to be recovered or settled.  For this reason, we early adopted ASU 2015-17 effective December 31, 2015 resulting in the classification of all deferred tax assets and liabilities as a net non-current deferred tax asset of $1,075 in our Consolidated Balance Sheet as of December 31, 2015.  The ASU was adopted on a retrospective basis and accordingly, the presentation of net deferred taxes as of December 31, 2014 was conformed to the current year presentation, resulting in a net non-current deferred tax liability of $5,929, in order to provide improved comparability of deferred taxes between years.

On February 25, 2016, The FASB issued ASU 2016-02 “Leases (Topic 842)”.  The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases.  The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements.  The Company will evaluate the potential impact of the ASU on our consolidated financial statements.  The guidance is effective for fiscal years beginning after December 15, 2018.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and certain liabilities that are required to be measured at fair value at December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2015:
Cash and cash equivalents	$161,122	$161,122	—	—
Liabilities as of December 31, 2015: None

Assets as of December 31, 2014:
Cash and cash equivalents	$139,465	$139,465	—	—
Short-term investments	$30,992	$30,992	—	—
Liabilities as of December 31, 2014:
Contingent consideration	$6,922	—	—	$6,922

Short-term investments consist primarily of U.S. Treasury bills with various financial institutions that are backed by the federal government.  There were no short-term investments at December 31, 2015.

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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2015 and 2014:

	Significant Unobservable Inputs (Level 3)
	2015	2014
Contingent Consideration Liability
Beginning balance	$6,922	$9,233
Additions to contingent consideration liability:
Vadnais acquisition	—	679
Surber and Ram-Fab acquisitions	—	1,154
Change in fair value of contingent consideration liability during year	125	856
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets — 2014 & 2015	(5,000)	(5,000)
Reduction due to earn-outs not acheived — Surber, Vadnais and Ram Fab	(2,047)	—
Ending balance	$—	$6,922

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in the Company’s statement of income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, the Company reflects the full liability on the balance sheet and records a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.   See “Note 14 — “Contingent Earnout Liabilities” for further discussion.

Note 4—Business Combinations

2015 Acquisitions

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  The acquisition provides electrical construction expertise for the Company and provides a greater presence and convenient access to the central plans area of the United States.

The purchase was accounted for using the acquisition method of accounting.  The assets were purchased for their estimated fair value and included current assets, current liabilities, plant and equipment, intangible assets and goodwill.

Since the acquisition date through December 31, 2015, Aevenia contributed revenues of $23,695 and gross margin of $2,378.  Costs related to the Aevenia acquisition in the amount of $151 were expensed in 2015.

2014 Acquisitions

In May 2014, the Company created a wholly-owned subsidiary, Vadnais Trenchless Services, Inc., a California corporation (“Vadnais”) and on June 5, 2014, the Company purchased certain assets from Vadnais Corporation, a general contractor specializing in micro-tunneling based in California.  The assets were purchased for their estimated fair value of $6,355 in cash and included equipment, building and land.  In addition, upon meeting certain operating targets, the sellers could receive a contingent earnout of $900 over a two-year period.  The estimated fair value of the potential contingent consideration on the acquisition date was $679.  The purchase was accounted for using the acquisition method of accounting.  See Note 14 — “Contingent Consideration”.

During the third quarter 2014, the Company made three small acquisitions totaling $8,244 acquiring the net assets of Surber, Ram-Fab, and Williams (the “Third Quarter 2014 Acquisitions”). Surber and Ram-Fab operate as divisions of PES in the Energy segment, and Williams is a division of Cardinal Contractors, Inc. in the East segment.  Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.  The Surber purchase provided for a contingent earnout amount of up to $1,800 over a 3-year period, based on meeting certain operating targets, which had an estimated fair value of $955 on the acquisition date.  The Ram-Fab purchase included a $200 contingent earnout based on estimated earnings of a six-month operating project, which had an estimated fair value of $200 on the acquisition date.  All of the purchases were accounted for using the acquisition method of accounting.  See Note 14 — “Contingent Consideration”.

From the acquisition dates for the Vadnais acquisition and the Third Quarter 2014 Acquisitions through December 31, 2014, their first partial year, they contributed revenues of $9,300 and gross loss of $45.  Acquisition costs related to these 2014 acquisitions of $355 were expensed in 2014.

The fair value of the assets acquired and the liabilities assumed for the 2015 and 2014 acquisitions is detailed in the section below “Schedule of Assets Acquired and Liabilities Assumed for 2015 and 2014 Acquisitions”.

Summary of Cash Paid for Acquisitions for the years ended December 31, 2015 and 2014

The following table summarizes the cash paid for acquisitions for the years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014

Aevenia — purchased February 28, 2015	22,302	—
Vadnais — purchased June 5, 2014	—	6,355
Surber — purchased July 28, 2014	—	3,642
Ram-Fab — purchased August 29, 2014	—	3,569
Williams — purchased September 19, 2014	—	1,030
Cash paid	$22,302	$14,596

Schedule of Assets Acquired and Liabilities Assumed for 2015 and 2014 Acquisitions

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the acquisition date:

	Year ended December 31,
	2015 Acquisition	2014 Acquisitions

Cash	—	3
Accounts receivable	2,734	2,768
Inventory and other assets	1,154	711
Prepaid expenses	322	57
Property, plant and equipment	11,173	11,802
Other assets	—	4
Intangible assets	3,850	1,779
Goodwill	5,152	784
Accounts payable	(743)	(570)
Accrued expenses	(1,340)	(905)
Total	$22,302	$16,433

Identifiable Tangible Assets.  For each of the acquisitions, significant identifiable tangible assets acquired include accounts receivable, inventory and fixed assets, consisting primarily of construction equipment. The Company determined that the recorded value of accounts receivable and inventory reflect fair value of those assets. The Company estimated the fair value of fixed assets on the effective dates of the acquisitions using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets. The Company estimated and used the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired for the acquisitions. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in Note 3 — “Fair Value Measurements”.  Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

	Amortization Period	2015 Fair Value	2014 Fair Value

Tradename	3 to 10 years	$—	$650
Non-compete agreements	2 to 5 years	1,350	250
Customer relationships	5 to 10 years	2,500	879
Total		$3,850	$1,779

The fair value of the tradename was determined based on the “relief from royalty” method.  A royalty rate was selected based on consideration of several factors, including external research of third party trade name licensing agreements and their royalty rate levels, and management estimates.  The useful life was estimated at ten years for the Third Quarter 2014 Acquisitions based on management’s expectation for continuing value of the tradename in the future.

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

Goodwill.  Goodwill for Aevenia largely consists of expected benefits from providing electrical construction expertise for the Company and the greater presence and convenient access to the central plains area of the United States.  Goodwill attributable to Surber consists largely for the expected benefits from the geographic expansion into the growing Midland/Permian Basin area of Texas and to the expansion of offerings for the Energy segment to include more pipeline and station work and a greater presence and convenient access to south Texas, the Houston ship channel and Louisiana.  Goodwill also includes the value of the assembled workforce of the various acquired businesses.

Based on the current tax treatment of the acquisitions, the goodwill and other intangible assets associated with them are deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information

In accordance with ASC 805, the following pro forma information for the twelve months ended December 31, 2015 and 2014 presents the results of operations of the Company as if the Aevenia acquisition, the Vadnais acquisition and the Third Quarter 2014 Acquisitions had all occurred at the beginning of 2014.  The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the fair values assigned to the purchased assets;

•                  the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration (related to the Third Quarter 2014 Acquisitions) for potential earnout liabilities that may be achieved during the years 2015 through 2017; and

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the years ended 2015 and 2014.

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

	2015	2014
	(unaudited)	(unaudited)
Revenues	$1,932,413	$2,154,440
Income before provision for income taxes	$59,309	$104,745
Net income attributable to Primoris	$35,781	$64,631

Weighted average common shares outstanding:
Basic	51,647	51,607
Diluted	51,798	51,747

Earnings per share attributable to Primoris:
Basic	$0.69	$1.25
Diluted	$0.69	$1.25

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2015	2014
Contracts receivable, net of allowance for doubtful accounts of $480 and $540 for 2015 and 2014, respectively	$288,300	$287,806
Retention receivable	31,396	49,104
	319,696	336,910
Other accounts receivable	892	472
	$320,588	$337,382

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2015	2014
Costs incurred on uncompleted contracts	$5,413,224	$5,194,769
Gross profit recognized	625,280	613,510
	6,038,504	5,808,279
Less: billings to date	(6,061,924)	(5,898,220)
	$(23,420)	$(89,941)

This amount is included in the accompanying consolidated balance sheets at December 31 under the following captions:

	2015	2014
Costs and estimated earnings in excess of billings	$116,455	$68,654
Billings in excess of cost and estimated earnings	(139,875)	(158,595)
	$(23,420)	$(89,941)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2015	2014	Useful Life
Land and buildings	$54,827	$40,604	30 years
Leasehold improvements	11,071	11,267	Lease life
Office equipment	5,958	3,651	3 - 5 years
Construction equipment	340,895	308,915	3 - 7 years
Transportation equipment	93,613	83,845	3 - 18 years
	506,364	448,282
Less: accumulated depreciation and amortization	(222,819)	(176,851)
Net property and equipment	$283,545	$271,431

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

The Company accounted for the investment using the equity method of accounting and recorded its proportionate share of operating expenses.  During the fourth quarter of 2013, the Company determined that the investment was impaired and recorded a non-cash impairment charge and wrote-off the total value of its equity investment of $4,932.

In 2014, the Company entered into negotiations with the members of Midstream, and in August 2014, the Company entered into a redemption agreement for the sale of all of the Company’s ownership in both WesPac and Midstream for a total of $5,250 in cash, which was recorded as income from non-consolidated entities.

St.—Bernard Levee Partners

The Company purchased a 30% interest in St.—Bernard Levee Partners (“Bernard”) in 2009 for $300 and accounted for this investment using the equity method.  Bernard engaged in construction activities in Louisiana, and all work was completed in January 2013. The Company’s share of Bernard distributions for the year ended December 31, 2013 was $145.

Alvah, Inc.

As part of its acquisition of Q3C in November 2012, the Company acquired a 49% membership interest in Alvah, Inc., a California corporation (“Alvah”).  Alvah was engaged in electrical contracting activities, primarily in Northern California.

On February 5, 2014, the majority owner of Alvah, in accordance with the original investment agreement, elected to purchase the Company’s minority interest effective January 1, 2014 for a cash payment of $1,189.

Note 9—Goodwill and Intangible Assets

Goodwill was recorded at our reporting units at December 31 as follows:

Reporting Unit	Segment	2015	2014
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG (includes JCG Heavy Civil and Infrastructure and Maintenance divisions)	East	42,866	42,866
Cardinal Contractors, Inc.	East	—	401
PES (includes PPS, PES Industrial, FSSI, Saxon and Surber divisions)	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	5,152	—

Total Goodwill		$124,161	$119,410

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, at December 31:

	Amortization		Amount
	Period		2015	2014
Tradename	3 to 10 years		$15,019	$18,194
Non-compete agreements	2 to 5 years		1,424	1,074
Customer relationships	5 to 15 years		19,995	20,313
		Total	$36,438	$39,581

Amortization expense of intangible assets was $6,793, $7,504 and $7,467 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future amortization expense for intangible assets as of December 31, 2015 is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2016	$6,460
2017	6,183
2018	5,719
2019	5,510
2020	3,112
Thereafter	9,454
$36,438

Note 10—Accounts Payable and Accrued Liabilities

At December 31, 2015 and 2014, accounts payable included retention amounts of approximately $8,375 and $9,285, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2015	2014
Payroll and related employee benefits	$33,358	$37,261
Insurance, including self-insurance reserves	44,695	34,377
Reserve for estimated losses on uncompleted contracts	7,261	2,363
Corporate income taxes and other taxes	2,447	3,775
Accrued administrative cost	1,415	1,059
Other	4,420	4,566
	$93,596	$83,401

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

At December 31, 2015, total assets under capital leases were $4,874, accumulated depreciation was $4,103 and the net book value was $771.  For 2014, total assets under capital leases were $5,528, accumulated depreciation was $3,506 and the net book value of assets was $2,022.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2016	$990
2017	7
2018	6
2019	6
2020	5
Total minimum lease payments	$1,014
Amounts representing interest	(18)
Net present value of minimum lease payments	996
Less: current portion of capital lease obligations	(974)
Long-term capital lease obligations	$22

Note 12—Credit Arrangements

Credit facilities and long-term debt consist of the following at December 31:

	2015	2014

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.78% to 3.51% per annum. Monthly principal and interest payments are due in the amount of $2,521 per month until the maturity dates, which range from November 30, 2016 to December 13, 2020. The notes are secured by certain construction equipment of the Company	$83,711	$112,420

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.94% to 2.75% per annum. Monthly principal and interest payments are due in the amount of $999 per month until the maturity dates, which range from March 31, 2019 to September 24, 2021. The notes are secured by certain construction equipment assets of the Company	44,587	55,518

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 2.01% to 2.19% per annum. Monthly principal and interest payments are due in the amount of $735 per month until the maturity dates, which range from March 5, 2020 to September 24, 2020. The notes are secured by certain construction equipment assets of the Company	38,041	—

Two secured mortgage notes payable to a bank, with an interest rate of 4.3% per annum. Monthly principal and interest payments of $60 per month began January 1, 2016 and continue until the maturity date of January 1, 2031. The notes are secured by two buildings	7,950	—

Senior Secured Notes payable to an insurance finance company, with interest rates that range from 3.65% to 4.60% per annum, with quarterly interest payments. Principal repayment for the $50,000 loan starts on December 28, 2016, for the $25,000 loan on July 15, 2017 and for the second $25,000 loan on November 9, 2019, and continue until their maturity dates, which range from December 28, 2022 to November 9, 2025. The notes are secured by the assets of the Company	100,000	75,000

	274,289	242,938
Less: current portion	(54,436)	(38,909)
Long-term debt, net of current portion	$219,853	$204,029

Scheduled maturities of long-term debt are as follows:

Year Ending December 31,
2016	$54,436
2017	49,862
2018	47,246
2019	46,493
2020	26,635
Thereafter	49,617
$274,289

Revolving Credit Facility

As of December 31, 2015, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $12,105 at December 31, 2015 and $4,659 at December 31, 2014.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2015, and available borrowing capacity at December 31, 2015 was $112,895.

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

On November 9, 2015, the Company drew $25 million available under the Additional Senior Notes Agreement.  The notes are due November 9, 2025 and bear interest at an annual rate of 4.6% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from November 9, 2019 with a final payment due on November 9, 2025.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2015.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2015 and 2014, letters of credit outstanding totaled $2,179 and $2,563 in Canadian dollars, respectively .  At December 31, 2015, the available borrowing capacity was $6,426 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2015, OnQuest Canada, ULC was in compliance with the covenant. On October 8, 2015, the facility was renewed with substantially the same terms and conditions.

Note 13 — Noncontrolling Interests

The Company is currently involved in several joint ventures, each of which have been determined to be a variable interest entity (“VIE”) and the Company was determined to be the primary beneficiary in each as a result of its significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect was recognized for the income.  The net assets of the joint ventures are restricted for use by the specific project and are not available for general operations of the Company.

The Blythe joint venture operating activities are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2015	2014

Revenues	$119	$1,169
Net income attributable to noncontrolling interests	59	526

The project has been completed and Blythe made a final distribution of $29 to the non-controlling interest and $29 to the Company during the year ended December 31, 2015.  Blythe made distributions of $1,590 to the non-controlling interests and $1,590 to the Company during the year ended December 31, 2014.  There were no capital contributions made during the years ended December 31, 2015 and 2014.  The carrying value of the assets and liabilities associated with the operations of the Blythe joint venture were included in the Company’s consolidated balance sheets and were immaterial at December 31, 2015 and 2014.

The Carlsbad joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2015	2014

Revenues	$2,887	$—
Net income attributable to noncontrolling interests	172	—

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the year ending December 31, 2015.  The project is expected to be completed in 2017.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2015	2014

Cash	$1,952	$—
Accounts receivable	955	—
Current liabilities	2,562	—

The Wilmington joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2015	2014

Revenues	$1,364	$—
Net income attributable to noncontrolling interests	48	—

Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the year ending December 31, 2015.  The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2015	2014

Cash	$2,339	$—
Accounts receivable	2,003	—
Current liabilities	4,247	—

Note 14 — Contingent Earnout Liabilities

In both March 2014 and March 2015, the Company paid $5,000 to the sellers of Q3C based on achievement of their operating performance targets each year, as outlined in the purchase agreement.

The June 2014 acquisition of Vadnais Company included an earnout of $900, with $450 payable in September 2015 and $450 payable in September 2016, contingent upon meeting a certain performance targets for each of the two periods.  The estimated fair value of the contingent consideration on the acquisition date was $679. In September 2015, the Company determined that the operations of Vadnais did not meet the September 2015 performance targets. As a result, the contingent consideration balance of $396 was credited to non-operating income at September 30, 2015.  In December 2015, the Company determined that the September 2016 target was not likely to be achieved, and the remaining balance of $368 was credited to non-operating income.

The purchase of the Third Quarter 2014 Acquisitions provided a contingent earnout amount for Surber of up to $1.4 million that could be earned during the period 2014 through 2016.  The estimated fair value for the contingent earnout was $1.0 million on the acquisition date.  In the fourth quarter 2015, the Company determined that none of the targets for the Surber operations were likely to be achieved, and the remaining balance of $1,083 was credited to non-operating revenue.

As part of the Third Quarter 2014 Acquisition, a contingent earnout amount for Ram-Fab of $0.2 million could be earned based on estimated earnings of a six-month operating project.  Because the operating results for the Ram-Fab project were not met during the acquisition measurement period, the contingent earnout liability was reduced in June 2015 and the value of intangible assets of the acquisition was reduced by the same amount.

Note 15—Commitments and Contingencies

Leases—The Company leases certain property and equipment under non-cancelable operating leases, which expire at various dates through 2023.  The leases require the Company to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

The future minimum lease payments required under non-cancelable operating leases are as follows:

For the Years Ending December 31,	Real Property	Real Property (Related Party)	Equipment	Total Commitments
2016	$3,415	$1,477	$6,827	$11,719
2017	3,078	1,486	3,066	7,630
2018	2,668	1,156	2,240	6,064
2019	1,404	882	1,093	3,379
2020	616	795	656	2,067
Thereafter	—	1,848	333	2,181
	$11,181	$7,644	$14,215	$33,040

Leases identified above as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

Total lease expense during the years ended December 31, 2015, 2014 and 2013 was $21,815, $14,325 and $14,533, respectively, including amounts paid to related parties of $1,445, $1,505 and $1,556, respectively.

Withdrawal liability for multiemployer pension plan— In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11,819. A legal proceeding commenced, and a United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments which have totaled $1,834 through December 31, 2015.  The payments have been expensed.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Company has received a revised withdrawal liability calculation from the Plan at an amount approximately equal to the company’s accrual amount. The Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed. The Company is making payments while awaiting the results of the arbitration process. The Company has no plans to withdraw from any other agreements.

Letters of credit—As of December 31, 2015 and 2014, the Company had total letters of credit outstanding of approximately $13,679 and $6,864, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Litigation—On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million which was the accrued liability balance at December 31, 2014.  As part of the settlement, one of the defendants paid us $8 million to remove all of their liability.  Additionally, a second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million.  The Company will use the $17 million to pay for a third-party contractor approved by the NTTA.  In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.  The Company believes that the $17 million is the best and most probable estimate for its portion of the remediation cost as of December 31, 2015.  However, the Company cannot provide assurance that the final cost will not exceed the amount accrued.

At December 31, 2015, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million.  At December 31, 2015, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.  The dispute resolution for the $32.9 million receivable involves mandatory international arbitration for four separate construction projects.  As part of the process of exchanging information with the owner, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full.  As a result, the Company recorded approximately $2 million in revenues and margin in the quarter.

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

Bonding—As of December 31, 2015, 2014 and 2013, the Company had bid and completion bonds issued and outstanding totaling approximately $1,483,877, $1,518,018 and $1,458,744, respectively.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 14 — “Contingent Earnout Liabilities” .

Note 16—Reportable Operating Segments

The Company segregates its business into three operating segments:  the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais, acquired in June 2014.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe, Carlsbad and Wilmington joint ventures are also included as part of the segment.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and the Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.

The Energy segment includes the operations of the PES pipeline and gas facility construction and maintenance operations and the PES Industrial division, whose operations are located primarily in the southeastern United States and in the Gulf Coast region.  The segment also includes the Aevenia, Surber and Ram-Fab operations as well as the OnQuest, Inc. and OnQuest Canada, ULC operations, which provide for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015		2014		2013
Business Segment	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
West	$913,626	47.4%	$964,093	46.2%	$1,151,433	59.2%
East	612,174	31.7%	489,926	23.5%	430,438	22.1%
Energy	403,615	20.9%	632,175	30.3%	362,349	18.7%
Total	$1,929,415	100.0%	$2,086,194	100.0%	$1,944,220	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015		2014		2013
Business Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue
West	$130,255	14.3%	$143,468	14.9%	$190,747	16.6%
East	42,523	6.9%	25,749	5.3%	24,309	5.6%
Energy	47,095	11.7%	66,823	10.6%	40,959	11.3%
Total	$219,873	11.4%	$236,040	11.3%	$256,015	13.2%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2015 and 2014 was as follows:

Segment	2015	2014
West	$45,239	$45,239
East	42,866	43,267
Energy	36,056	30,904
Total	$124,161	$119,410

As part of the Company’s annual review of goodwill impairment, an impairment expense of $401 was recorded in December 2015 for the goodwill attributed to Cardinal Contractors, Inc.

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States, and less than 1% is generated from sources outside of the United States.  At December 31, 2015 approximately 1% of total assets were located outside of the United States.

Note 17—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout primarily the United States.  Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the years ended December 31, 2015, 2014 and 2013, the Company generated 48.9%, 36.4% and 35.6%, of its revenues, respectively, from the following customers:

Description of Customer’s	2015		2014		2013
Business	Amount	Percentage	Amount	Percentage	Amount	Percentage
Texas DOT	$183,847	9.5%	$183,221	8.8%	$140,458	7.2%
Chemical/Energy producer	173,931	9.0%	*	*	*	*
Private gas and electric utility	173,232	9.0%	145,677	7.0%	104,828	5.4%
Pipeline operator	165,578	8.6%	*	*	*	*
Gas utility	127,128	6.6%	*	*	143,171	7.4%
Public gas and electric utility	120,507	6.2%	144,567	6.9%	153,908	7.9%
Petrochemical producer	*	*	164,634	7.9%	*	*
Pipeline operator	*	*	121,220	5.8%	*	*
Gas utility	*	*	*	*	149,794	7.7%
	$944,223	48.9%	$759,319	36.4%	$692,159	35.6%

(*)                                 Indicates a customer with less than 5% of revenues during such period.

For the years ended December 31, 2015, 2014 and 2013, approximately 59.4%, 53.6% and 50.0%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2015, approximately 15.7% of the Company’s accounts receivable were due from one customer, and that customer provided 9.0% of the Company’s revenues for the year ended December 31, 2015.  At December 31, 2014, approximately 10.0% of the Company’s accounts receivable were due from one customer, and that customer provided 4.0% of the Company’s revenues for the year ended December 31, 2014.

Note 18 — Multiemployer Plans

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

The Company contributed $34,296, $38,107 and $42,919, to multiemployer pension plans for the years ended December 31, 2015, 2014 and 2013, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2015 and 2014 decreased from the prior years as a result of a decrease in the number of man-hours worked by our union labor.

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

Under U.S. legislation regarding multiemployer pension plans, an employer is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal from a plan or upon plan termination. The Company participates in a number of multiemployer pension plans, and its potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 15—“Commitments and Contingencies,” in 2011 the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other agreements.

During the last three years, the Company made annual contributions to 82 pension plans.  Two of the pension plans that the Company contributed to in 2015 listed the Company in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  The contribution to those plans for the twelve months ending December 31, 2015 were $2,180 for one plan and $457 for the second plan.  One of the pension plans that the Company contributed to in 2014 listed the Company in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  The contribution to that plan was $5,659 for the twelve months ending December 31, 2014.   Two pension plans listed the Company on their Form 5500 as providing more than 5% of the plan’s total 2013 contributions.  The contributions for the two plans amounted to $1,427 for the twelve months ending December 31, 2013.

Our participation in significant plans for the year ended December 31, 2015 and 2014 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The next column lists the expiration date of the Company’s collective bargaining agreement related to the plan. The table follows:

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending /	Surcharge	Collective Bargaining Agreement Expiration	Contributions of the Company
Pension Fund Name	Number	2015	2014	Implemented	Imposed	Date	2015	2014	2013

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2014	Green as of February 1, 2013	No	No	6/04/2017	$5,659	$6,204	$7,286

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of January 1, 2014	Red as of January 1, 2013	Yes	No	6/04/2017	3,287	3,382	5,025

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2014	Green as of January 1, 2013	No	No	7/30/2016	2,180	5,239	6,179

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2014	Green as of January 1, 2013	No	No	6/04/2017	3,783	2,686	4,605

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 1, 2014	Yellow as of June 1, 2013	Yes	No	6/30/2019	3,150	3,116	3,869

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2014	Green as of January 1, 2013	No	No	6/30/2018	3,067	2,444	2,951
				Contributions to significant plans			$21,126	$23,071	$29,915
				Contributions to other multiemployer plans			13,170	15,036	13,004

				Total contributions made			$34,296	$38,107	$42,919

Note 19—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions, which vest immediately. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan.  No such contributions were made during 2013 through 2015.  The Company’s contribution to the plan for the years ended December 31, 2015, 2014 and 2013 were $3,702, $3,111 and $2,771, respectively.  Employees of the various acquisitions made by the Company from 2012 through 2015 became eligible for the Company’s 401(k) plan.

OnQuest Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of OnQuest Canada, ULC. There are two components to the plan. The RRSP portion is contributed to by the employee, while the Company portion is paid to the DPSP. Under this plan, the Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2015, 2014 and 2013 was $55, $69 and $70, respectively.

The Company has no other post-retirement benefits.

Note 20—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan (“LTR Plan”) — The Company adopted a long-term retention plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2015 and 2014 was $5,220 and $4,779, respectively.

Participants in the long term retention plan may elect to purchase Company common stock at a discounted price.  For bonuses earned in 2015 and 2014, the participants could use up to one sixth of their bonus amount to purchase shares of stock, whose price was calculated as 75% of the average market closing price for the month of December 2015 and 2014, respectively.  The 25% discount is treated as compensation to the participant.

JCG Stakeholder Incentive Plan — In December 2015 and 2014, JCG maintained a deferred compensation plan for some senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  In 2014, the terms of the plan were changed, and the participants were given the option of payment of accrued amounts over a three year period or payments made as part of the LTR plan with 50% of the accrued amount added to the LTR payments made in 2015 and the remainder added to LTR payments to be made in 2016.  Total deferred compensation liability under this plan at December 31, 2015 and 2014 was $278 and $599, respectively.

Stock-based compensation — In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the Equity Plan.  Commencing annually on May 10, 2014 and ending April 30, 2017, the Units vest in four equal installments subject to continuing employment of the executive.  At December 31, 2015, a total of 50,000 Units were vested.  On March 24, 2014, the Board of Directors granted 48,512 Units to another executive under the Equity Plan.  At December 31, 2015, a total of 24,256 Units were vested.  The remaining 24,256 Units will vest on March 23, 2017 subject to continuing employment of the executive.  Vesting of both grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the twelve months ended December 31, 2015, the Company recognized $1,050 in compensation expense.  At December 31, 2015, approximately $1.3 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 1.3 years through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2015, a total of 722 Dividend Equivalent Units were accrued.

Note 21—Related Party Transactions

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

Primoris leases properties from SIGI at the following locations:

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

During the years ended December 31, 2015, 2014 and 2013, the Company paid $831, $862 and $907, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current manager of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the years ended December 31, 2015, 2014 and 2013 Primoris paid $254, $289 and $295, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the years ended December 31, 2015, 2014 and 2013, Primoris paid $90, $90 and $90, respectively, in lease payments.  The lease will expire in January 2017.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment. The property is located in Little Canada, Minnesota.  During the years ended December 31, 2015, 2014 and 2013, the Company paid $270, $264 and $264, respectively, in lease payments to Quality RE Partners.  The lease expires in October 2022.  In addition, in November 2015, Q3C purchased construction equipment at fair value from Quality RE Partners for $589.  Q3C also leased construction equipment from Mr. Osborn during 2015 for $36 and subsequently purchased the equipment at fair value for $145.

As discussed in Note 8— “Equity Method Investments”, the Company owns several non-consolidated investments and has recognized revenues on work performed by the Company for those joint ventures.

Note 22—Income Taxes

The components of the provision for income taxes are as follows:

	2015	2014	2013
Current provision (benefit)
Federal	$26,948	$28,203	$41,323
State	3,640	5,398	10,051
Foreign	362	1,074	772
	$30,950	$34,675	$52,146

Deferred provision (benefit)
Federal	(7,099)	3,586	(6,099)
State	155	457	(874)
Foreign	(60)	(72)	67
	(7,004)	3,971	(6,906)
Change in valuation allowance	—	—	(344)
Total	$23,946	$38,646	$44,896

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	2015	2014	2013
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	4.20%	4.66%	4.72%
Foreign tax credit	(0.50)%	(0.98)%	(0.73)%
Canadian income tax	0.50%	0.98%	0.73%
Domestic production activities deduction	(3.91)%	(3.07)%	(3.67)%
Nondeductible meals & entertainment	5.09%	3.38%	2.58%
Other items	(1.01)%	(2.01)%	0.56%
Effective tax rate on income before provision for income taxes excluding income attributable to noncontrolling interests	39.37%	37.96%	39.19%
Impact of income from noncontrolling interests on effective tax rate	(0.18)%	(0.19)%	(1.65)
Effective tax rate on income before provision for income taxes and noncontrolling interests	39.19%	37.77%	37.54%

Deferred income taxes are recognized for temporary differences between the financial reporting basis of the assets and liabilities and their respective tax basis and operating losses, capital losses and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  See Note 2 — “Summary of Significant Accounting Policies” regarding the change in the presentation of deferred income taxes on the Consolidated Balance Sheet as of December 31, 2015.

During 2009, the Company recognized a capital loss related to the sale of its equity interest in ARB Arendal. A valuation allowance of $344 was provided against the Company’s deferred tax for its capital loss carryforward as the Company believed that it was more likely than not that this capital loss would not be realized.  However, in the 2012 tax year, the Company generated sufficient capital gain to utilize the capital loss carryforward, resulting in the utilization of the deferred tax asset and removal of the related valuation allowance.  No valuation allowance has been provided to the Company’s deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized.

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued workers compensation	$10,058	$6,460
Insurance reserves	5,489	3,698
Other accrued liabilities	7,043	5,665
Capital loss carryforward	1,800	1,139
Foreign tax credit	1,293	575
Accrued Compensation	9,673	10,718
Total deferred tax assets	35,356	28,255
Deferred tax liabilities
Depreciation and amortization	(33,304)	(33,657)
Prepaid expenses and other	(977)	(527)
Total deferred tax liabilities	(34,281)	(34,184)
Net deferred tax assets (liabilities)	$1,075	$(5,929)

In the third quarter of 2014, the Internal Revenue Service concluded an examination of our federal income tax returns for 2011 and 2012 which did not have a material impact on our financial statements.  The Company’s federal income tax returns are no longer subject to examination for tax years before 2013.  The statutes of limitation of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2010 through 2014 generally remain open to examination by the other taxing jurisdictions in which the Company operates.

A reconciliation of the beginning and ending amounts and aggregate changes in the balance of unrecognized tax benefits for each period is as follows:

	2015	2014	2013

Beginning balance	$456	$5,382	$72
Increases in balances for tax positions taken during the current year	—	—	1,340
Increases in balances for tax positions taken during prior years	—	—	3,993
Settlements and effective settlements with tax authorities	(456)	(4,878)	—
Lapse of statute of limitations	—	(48)	(23)
Total	$—	$456	$5,382

The Company settled all unrecognized tax benefits with the tax authorities in the third quarter of 2015.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense, which for the three years presented were not material.

Note 23—Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
Numerator:
Net income	$37,151	$63,682	$74,680
Net income attributable to noncontrolling interests	(279)	(526)	(5,020)
Net income attributable to Primoris	$36,872	$63,156	$69,660

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,647	51,607	51,540
Dilutive effect of shares issued to independent directors	2	2	3
Dilutive effect of unvested restricted stock units (1)	149	138	66
Dilutive effect of shares issued to Q3C sellers (2)	—	—	1
Weighted average shares for computation of diluted earnings per share	51,798	51,747	51,610

Earnings per share attributable to Primoris:
Basic	$0.71	$1.22	$1.35
Diluted	$0.71	$1.22	$1.35

(1)         Represents the effect of the grant of 100,000 shares of Restricted Stock Units on May 3, 2013 and 48,512 Units on March 24, 2014.

(2)         Represents the effect of the 29,273 unregistered shares of common stock issued in February 2013 as part of the purchase consideration for the Q3C acquisition in 2012.

Note 24—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,676,140 and 51,561,396 shares were issued and outstanding as of December 31, 2015 and 2014, respectively. As of December 31, 2015, there were 399 holders of record of our common stock.

The Company issued 96,828 shares of common stock in 2015 and 77,455 shares of common stock in 2014 under the Company’s LTR Plan.  The shares were purchased by the participants of the LTR Plan with payment made to the Company of $1,621 in 2015 and $1,671 in 2014.  The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price.  The shares purchased in March 2015 were for bonus amounts earned in 2014 and the number of shares was calculated at 75% of the average market price of December 2014.

The Company issued shares of common stock under the Equity Plan to the non-employee members of the Board of Directors as part of the Company’s quarterly compensation provided to the Directors.  Shares issued were as follows:

•                  9,748 shares in August 2015,

•                  8,168 shares in March 2015,

•                  6,172 shares in August 2014,

•                  6,375 shares in February 2014,

•                  9,110 shares in August 2013, and

•                  12,480 shares in March 2013,

The shares were fully vested upon issuance and have a one-year trading restriction.

As part of the acquisition of Q3C, the Company issued 29,273 unregistered shares of stock on January 7, 2013 based on the average December 2012 closing prices, or $14.69 per share for a total value of $430.

As discussed in Note 20—“Deferred Compensation Agreements and Stock-Based Compensation,” the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan.

At December 31, 2015, there were 2,163,907 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2015.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2015 or 2014.

Warrants

At December 31, 2015 and 2014, there were no warrants outstanding.

Note 25—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2015
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$392,780	$483,545	$555,945	$497,145
Gross profit	38,005	46,496	71,647	63,725
Net income	1,672	3,692	19,079	12,708
Net income attributable to Primoris	1,672	3,638	19,007	12,555

Earnings per share:
Basic earnings per share	$0.03	$0.07	$0.37	$0.24
Diluted earnings per share	$0.03	$0.07	$0.37	$0.24

Weighted average shares outstanding (in thousands)
Basic	51,572	51,666	51,672	51,676
Diluted	51,726	51,815	51,824	51,825

	Year Ended December 31, 2014
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$470,074	$515,291	$613,237	$487,592
Gross profit	49,757	61,194	75,473	49,616
Net income	11,265	16,003	27,390	9,024
Net income attributable to Primoris	10,833	16,003	27,390	8,930

Earnings per share:
Basic earnings per share	$0.21	$0.31	$0.53	$0.17
Diluted earnings per share	$0.21	$0.31	$0.53	$0.17

Weighted average shares outstanding (in thousands)
Basic	51,610	51,655	51,606	51,561
Diluted	51,714	51,804	51,759	51,710

	Year Ended December 31, 2013
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$409,995	$445,013	$551,333	$537,879
Gross profit	46,096	59,537	75,465	74,917
Net income	10,040	15,893	23,193	25,554
Net income attributable to Primoris	9,770	15,564	21,845	22,481

Earnings per share:
Basic earnings per share	$0.19	$0.30	$0.42	$0.44
Diluted earnings per share	$0.19	$0.30	$0.42	$0.44

Weighted average shares outstanding (in thousands)
Basic	51,456	51,562	51,568	51,571
Diluted	51,467	51,626	51,671	51,671

Note 26—Subsequent Event

On February 22, 2016, the Board of Directors declared a cash dividend of $0.055 per common share for stockholders of record as of March 31, 2016, payable on or about April 15, 2016.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Loan and Security Agreement, dated October 28, 2009, by and between Primoris Services Corporation and The PrivateBank and Trust Company (12)

Exhibit 10.4	First Amendment to Loan and Security Agreement, dated January 14, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.5	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.6	Master Loan and Security Agreement, dated June 25, 2010, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (14)

Exhibit 10.7	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (14)

Exhibit 10.8	Purchase Trading Plan Agreement, dated September 7, 2010, by and between Primoris Services Corporation and CJS Securities, Inc. (15)

Exhibit No.	Description

Exhibit 10.9	Loan Agreement, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.10	Note, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.11	Collateral Schedule No. 1, dated December 29, 2010, by and between Stellaris, LLC and RBS Asset Finance, Inc. (16)

Exhibit 10.12	Guaranty, dated December 29, 2010, by and between Primoris Services Corporation and RBS Asset Finance, Inc. (16)

Exhibit 10.13	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (17)

Exhibit 10.14	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.15	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (19)

Exhibit 10.16	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (19)

Exhibit 10.17	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.18	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

Exhibit 10.19	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (19)

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

Exhibit No.	Description
Exhibit 10.27	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (22)

Exhibit 10.28	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.29	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (23)

Exhibit 10.30	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (24)

Exhibit 10.31	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (25)

Exhibit 10.32	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (26)

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

Exhibit 10.43	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (31)

Exhibit 10.44	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (31)

Exhibit No.	Description

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

Exhibit 10.56	Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (#) (*)

Exhibit 10.57	Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (#) (*)

Exhibit 10.58

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (35)

Exhibit 14.1	Code of Ethics and Business Conduct (29)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit No.	Description
Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)  Management contract or compensatory plan, contract or arrangement.

(*)  Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 4, 2009, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 6, 2010, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on September 8, 2010, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 6, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.

(22)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.
(35)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015, and such exhibit is incorporated herein by reference.