Form 10-Q
period 2016-03-31
Primoris Services Corp
filed 2016-05-06
CIK 1361538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

At May 5, 2016, 51,772,497 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,809	$161,122
Customer retention deposits and restricted cash	2,839	2,598
Accounts receivable, net	341,101	320,588
Costs and estimated earnings in excess of billings	140,610	116,455
Inventory and uninstalled contract materials	67,285	67,796
Prepaid expenses and other current assets	22,104	18,265
Total current assets	672,748	686,824
Property and equipment, net	279,994	283,545
Deferred tax asset — long-term	1,075	1,075
Intangible assets, net	34,814	36,438
Goodwill	126,161	124,161
Other long-term assets	606	211
Total assets	$1,115,398	$1,132,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,428	$124,450
Billings in excess of costs and estimated earnings	125,658	139,875
Accrued expenses and other current liabilities	89, 642	93,596
Dividends payable	2,847	2,842
Current portion of capital leases	699	974
Current portion of long-term debt	52,290	54,436
Total current liabilities	407,564	416,173
Long-term capital leases, net of current portion	29	22
Long-term debt, net of current portion	210,022	219,853
Other long-term liabilities	12,063	12,741
Total liabilities	629,678	648,789
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value, 90,000,000 shares authorized, 51,772,497 and 51,676,140 issued and outstanding at March 31, 2016 and December 31, 2015	5	5
Additional paid-in capital	165,534	163,344
Retained earnings	319,740	319,899
Noncontrolling interests	441	217
Total stockholders’ equity	485,720	483,465
Total liabilities and stockholders’ equity	$1,115,398	$1,132,254

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$430,446	$392,780
Cost of revenues	391,169	354,775
Gross profit	39,277	38,005
Selling, general and administrative expenses	32,658	33,760
Operating income	6,619	4,245
Other income (expense):
Foreign exchange gain	359	436
Other expense	—	(44)
Interest income	39	12
Interest expense	(2,268)	(1,922)
Income before provision for income taxes	4,749	2,727
Provision for income taxes	(1,833)	(1,055)
Net income	$2,916	$1,672

Less net income attributable to noncontrolling interests	$(223)	$—

Net income attributable to Primoris	$2,693	$1,672
Earnings per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average common shares outstanding:
Basic	51,725	51,572
Diluted	51,881	51,726

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,916	$1,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,281	13,854
Amortization of intangible assets	1,624	1,651
Loss (gain) on sale of property and equipment	(736)	510
Stock-based compensation expense	262	262
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(241)	(342)
Accounts receivable	(20,513)	41,236
Costs and estimated earnings in excess of billings	(24,155)	(16,164)
Other current assets	(3,265)	(7,065)
Other long-term assets	(395)	—
Accounts payable	11,978	(8,487)
Billings in excess of costs and estimated earnings	(14,217)	(13,453)
Contingent earnout liabilities	—	(4,955)
Accrued expenses and other current liabilities	(3,469)	(6,421)
Other long-term liabilities	(678)	(280)
Net cash provided by (used in) operating activities	(35,608)	2,018
Cash flows from investing activities:
Purchase of property and equipment	(12,255)	(16,581)
Proceeds from sale of property and equipment	3,306	2,823
Sale of short-term investments	—	498
Cash paid for acquisitions	(4,108)	(22,302)
Net cash used in investing activities	(13,057)	(35,562)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	11,000
Repayment of capital leases	(268)	(367)
Repayment of long-term debt	(11,977)	(10,095)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,439	1,621
Dividends paid	(2,842)	(2,062)
Net cash provided by (used in) financing activities	(13,648)	97
Net change in cash and cash equivalents	(62,313)	(33,447)
Cash and cash equivalents at beginning of the period	161,122	139,465
Cash and cash equivalents at end of the period	$98,809	$106,018

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash paid during the period for:
Interest	$2,172	$1,922

Income taxes, net of refunds received	$995	$505

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months Ended
	March 31,
	2016	2015
	(Unaudited)

Dividends declared and not yet paid	$2,847	$2,063

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware, and its corporate headquarters is located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

Reportable Operating Segments — The Company segregates its business into three operating segments: the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).   See Note 19 — “Reportable Operating Segments”.

The following table lists the Company’s primary operating subsidiaries and their operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division (formerly JCG Industrial Division)	Energy
OnQuest, Inc.	Energy
OnQuest, Canada, ULC	Energy
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015 to engineer and construct gas-fired power generation facilities:  Carlsbad Power Constructors joint venture (“Carlsbad”) and ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”). Both projects are located in the Southern California area. The Carlsbad project is expected to be completed in 2017 and the Wilmington project in 2018. The joint venture operations are included as part of the West segment. As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements. Financial information for the joint ventures is presented in Note 11— “Noncontrolling Interests”.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company. Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest United States. On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million. Mueller will operate as a division of Aevenia.  See Note 7 — “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three month periods ended March 31, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on February 29, 2016, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2015, have been omitted.

This First Quarter 2016 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K.  The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time. The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other current liabilities amount on the balance sheet. For fixed price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.

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

For projects that were in process at the end of the prior year or prior quarter there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter, had current estimates of costs to complete been used at the end of the prior year or prior quarter.

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

During the three months ended March 31, 2016, revenues generated by the top ten customers were $269 million, which represented 62.6% of total revenues during the period. During that period, TXDOT represented 13.5% of total revenues and a Louisiana petrochemical project represented 13.6% of total revenues.

During the three months ended March 31, 2015, revenues generated by the top ten customers were $236 million, which represented 60.2% of total revenues during the period. During that period, a large midstream pipeline company represented 13.9% of total revenues and TX DOT represented 10.9% of total revenues.

At March 31, 2016, approximately 19.5% of the Company’s accounts receivable were due from one customer, and that customer provided 13.6% of the Company’s revenues for the three months ended March 31, 2016. In addition, of total accounts receivable, approximately 14.9% are currently in dispute resolution. See Note 18 — “Commitments and Contingencies”.

At March 31, 2015, approximately 10.6% of the Company’s accounts receivable were due from one customer, and that customer provided 13.9% of the Company’s revenues for the three months ended March 31, 2015. In addition, approximately 17.2% of total accounts receivable at March 31, 2015 were and continue to be in dispute resolution. See Note 18 — “Commitments and Contingencies”.

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with Generally Accepted Accounting Principles (“GAAP”), any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund

multiemployer pension plan, as discussed in Note 18 — “Commitments and Contingencies”.  The Company has no plans to withdraw from any other agreements.

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

Deferred tax classification on the statement of financial position — Deferred tax assets and liabilities are classified as non-current in a statement of financial position, reflecting a recent change adopted by the Company at December 31, 2015. This change eliminates the need to analyze temporary differences to determine if deferred taxes should be reported as current or noncurrent. Past practice did not typically align with the time period in which deferred taxes were expected to be recovered or settled. For this reason, effective December 31, 2015 the Company classified all deferred tax assets and liabilities as a net non-current deferred tax asset.

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of adopting the ASU and the implementation approach to use.

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

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendment to the Consolidation Analysis” which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015. As of January 1, 2016, the Company adopted this authoritative guidance which did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2016, The FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company will establish procedures to adopt the ASU.

In March 2016, the FASB issued ASU 2016-09 “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting”. The ASU modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments by requiring that excess tax benefits or deficiencies be included in the income statement rather than in equity.  Additionally, the tax benefits for dividends on share-based payment awards will also be reflected in the income statement. As a result of these modifications, the ASU requires that the tax-related cash flows resulting from share-based payments will be shown on the cash flow statement as operating activities rather than as financing activities. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential impact of adoption on the Company’s consolidated financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date
	Amount Recorded on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2016:
Cash and cash equivalents	$98,809	$98,809	—	—
Liabilities as of March 31, 2016: None

Assets as of December 31, 2015:
Cash and cash equivalents	$161,122	$161,122	—	—
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

There were no Level 3 amounts as of March 31, 2016 and December 31, 2015; however, the following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the three months ended:

	Significant Unobservable Inputs (Level 3)
	March 2016	March 2015
Contingent Consideration Liability
Beginning balance, January 1	$—	$6,922
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability during year	—	45
Reductions in the contingent consideration liability:
Payments to Q3C sellers for meeting performance targets	—	(5,000)
Ending balance, March 31	$—	$1,967

During each quarter in 2015, the Company assessed the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value were recorded as other non-operating expense or income in the Company’s statement of income for that period.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and an estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	March 31, 2016	December 31, 2015

Contracts receivable, net of allowance for doubtful accounts of $480 at March 31, 2016 and at December 31, 2015	$309,388	$288,300
Retention receivable	31,064	31,396
	340,452	319,696
Other accounts receivable	649	892
	$341,101	$320,588

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2016	December 31, 2015

Costs incurred on uncompleted contracts	$3,915,950	$5,413,224
Gross profit recognized	322,000	625,280
	4,237,950	6,038,504
Less: billings to date	(4,222,998)	(6,061,924)
	$14,952	$(23,420)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2016	December 31, 2015

Costs and estimated earnings in excess of billings	$140,610	$116,455
Billings in excess of costs and estimated earnings	(125,658)	(139,875)
	$14,952	$(23,420)

Note 7 — Business Combinations

On January 29, 2016, the Company acquired certain assets and liabilities of Mueller Concrete Construction Company (“Mueller”) for $4.1 million. The assets were purchased for their estimated fair value and included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller will operate as a division of Aevenia. Because of the short period of time between the acquisition date and this report, the estimated values are preliminary and subject to change.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment. The acquisition provides electrical construction expertise for the Company and provides a greater presence and convenient access to the central plains area of the United States.

The purchases were accounted for using the acquisition method of accounting. The assets were purchased for their estimated fair value and included current assets, current liabilities, plant and equipment, intangible assets and goodwill.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2016 and 2015

The following pro forma information for the three months ended March 31, 2016 and 2015 presents the results of operations of the Company as if the Mueller acquisition and the 2015 Aevenia acquisition had occurred at the beginning of 2015. The supplemental pro forma information has been adjusted to include:

•                  the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•                  the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 39.0% for the three months ended March 31, 2016 and the same period in 2015.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January 1, 2015.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the Mueller or Aevenia acquisition.

	Three months ended March 31,
	2016	2015

Revenues	$430,804	$396,853
Income before provision for income taxes	$4,820	$1,238
Net income attributable to Primoris	$2,736	$764

Weighted average common shares outstanding:
Basic	51,725	51,572
Diluted	51,881	51,726

Earnings per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Note 8—Goodwill and Intangible Assets

Goodwill was recorded at our reporting units as follows:

Reporting Unit	Segment	March 31, 2016	December 31, 2015
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG	East	42,866	42,866
PES	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	7,152	5,152

Total Goodwill		$126,161	$124,161

At March 31, 2016 and December 31, 2015, intangible assets totaled $34,814 and $36,438, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	March 31,	December 31,
	Period	2016	2015
Tradename	3 to 10 years	$14,237	$15,019
Non-compete agreements	2 to 5 years	1,297	1,424
Customer relationships	5 to 15 years	19,280	19,995
Total		$34,814	$36,438

Amortization expense of intangible assets was $1,624 and $1,651 for the three months ended March 31, 2016 and 2015, respectively. Estimated future amortization expense for intangible assets is as follows:

For the Years Ending December 31,	Estimated Intangible Amortization Expense
2016 (remaining nine months)	$4,854
2017	6,165
2018	5,719
2019	5,511
2020	3,112
Thereafter	9,453
$34,814

Note 9—Accounts Payable and Accrued Liabilities

At March 31, 2016 and December 31, 2015, accounts payable included retention amounts of approximately $9,126 and $8,375, respectively.  These amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	March 31, 2016	December 31, 2015

Payroll and related employee benefits	$34,267	$33,358
Insurance, including self-insurance reserves	44,094	44,695
Reserve for estimated losses on uncompleted contracts	4,303	7,261
Income and other taxes	2,552	2,447
Accrued administrative cost	1,441	1,415
Other	2,985	4,420
	$89,642	$93,596

Note 10—Credit Arrangements

Long-term debt and credit facilities consist of the following:

Commercial Notes Payable and Mortgage Notes Payable

From time to time, the Company enters into commercial equipment notes payable with various equipment finance companies and banks. Interest rates range from 1.78% to 3.51% per annum and maturity dates range from November 30, 2016 to September 24, 2021. The notes are secured by certain construction equipment of the Company.

The Company also entered into two secured mortgage notes payable to a bank, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

Revolving Credit Facility

As of March 31, 2016, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $15,883 at March 31, 2016 and $12,105 at December 31, 2015. Other than commercial letters of credit, there were no borrowings under this line of credit during the three months ended March 31, 2016, and available borrowing capacity at March 31, 2016 was $109,117.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”). On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75 million over the three year period ending June 3, 2018 (“Additional Senior Notes”).

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at March 31, 2016.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2016 and December 31, 2015, letters of credit outstanding totaled $1,917 and $2,179 in Canadian dollars, respectively. At March 31, 2016, the available borrowing capacity was $6,083 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At March 31, 2016, OnQuest Canada, ULC was in compliance with the covenant.

Note 11 — Noncontrolling Interests

The Company is currently involved in several joint ventures, each of which have been determined to be a variable interest entity (“VIE”) and the Company was determined to be the primary beneficiary in each as a result of its significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect was recognized for the income attributable to the noncontrolling interests. The net assets of the joint ventures are restricted for use by the specific project and are not available for general operations of the Company.

The Carlsbad joint venture operating activities began in September 2015 and are included in the Company’s consolidated statements of income as follows for the three months ending:

March 31, 2016

Revenues	$3,518
Net income attributable to noncontrolling interests	$155

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the three months ending March 31, 2016. The project is expected to be completed in 2017.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company’s consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015

Cash	$4,674	$1,952
Accounts receivable	$—	$955
Costs and estimated earnings in excess of billings	$767	$—
Current liabilities	$4,786	$2,562

The Wilmington joint venture operating activities began in October 2015 and are included in the Company’s consolidated statements of income for the three months ending:

March 31, 2016

Revenues	$1,959
Net income attributable to noncontrolling interests	$68

The Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the three months ending March 31, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015

Cash	$3,551	$2,339
Accounts receivable	$1,752	$2,003
Current liabilities	$5,072	$4,247

Note 12 — Contingent Earnout Liabilities

In March 2015, the Company paid $5,000 to the sellers of Q3C based on achievement of an operating performance target for the 2014 calendar year, as outlined in the purchase agreement.

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

The purchase of Surber in July 2014 provided a contingent earnout amount of up to $1.4 million that could be earned during the period 2014 through 2016. The estimated fair value for the contingent earnout was $1.0 million on the acquisition date. In the fourth quarter 2015, the Company determined that none of the targets for the Surber operations were likely to be achieved, and the remaining balance of $1,083 was credited to non-operating revenue.

The August 2014 purchase of Ram-Fab provided for a contingent earnout amount of $0.2 million which could be earned based on estimated earnings of a six-month operating project. Because the operating results for the Ram-Fab project were not met during the acquisition measurement period, the contingent earnout liability was reduced in June 2015 and the value of intangible assets of the acquisition was reduced by the same amount.

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

Primoris leases properties from SIGI at the following locations:

1.                                      Bakersfield, California (lease expires October 2022)

2.                                      Pittsburg, California (lease expires April 2023)

3.                                      San Dimas, California (lease expires March 2019)

During the three months ended March 31, 2016 and 2015, the Company paid $210 and $205, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2016 and 2015 Primoris paid $61 and $66, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the three months ended March 31, 2016 and 2015, Primoris paid $23 in both periods in lease payments. The lease will expire in January 2017.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment. The property is located in Little Canada, Minnesota.  During the three months ended March 31, 2016 and 2015, the Company paid $66 in both periods in lease payments to Quality RE Partners.  The lease expires in October 2022.

Primoris leases property from the sellers of the Mueller acquisition, which commenced January 29, 2016 on a month to month basis. The property is located in Iowa. During the three months ended March 31, 2016, the Company paid three thousand dollars in lease payments to the sellers.

Note 14—Stock-Based Compensation

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

On May 3, 2013, the Board of Directors granted 100,000 Restricted Stock Units (“Units”) to an executive under the Equity Plan. Commencing annually on May 10, 2014 and ending April 30, 2017, the Units vest in four equal installments subject to continuing employment of the executive. At March 31, 2016, a total of 50,000 Units were vested, with an additional 25,000 vested on April 30, 2016.  On March 24, 2014, the Board of Directors granted 48,512 Units to a second executive under the Equity Plan. At March 31, 2016, a total of 24,256 Units were vested. The remaining 24,256 Units will vest on March 23, 2017 subject to continuing employment of the executive.  On April 5, 2016, the Board of Directors granted 92,321 Units to a third executive under the Equity Plan. Such Units will vest 25% after 12 months, 25% after 24 months and the final 50% after 36 months, subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement. At March 31, 2016, none of such Units were vested. Vesting of the grants is also subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Primoris Restricted Stock Unit agreement (“RSU Award Agreement”).  Each Unit represents the right to receive one share of the Company’s common stock when vested.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For both the three months ended March 31, 2016 and 2015, the Company recognized $262 in compensation expense.  At March 31, 2016, approximately $1.1 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 13 months through April 30, 2017.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units. At March 31, 2016, a total of 891 Dividend Equivalent Units were accrued.

Note 15—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the three months ended March 31, 2016 was 38.3%. The effected tax rate for income attributable to Primoris was 40.5%.  The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

Note 16—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2015 and 2016 as follows:

Declaration Date	Payable Date	Record Date	Type
February 24, 2015	April 15, 2015	March 31, 2015	$0.040 per share
May 1, 2015	July 15, 2015	June 30, 2015	$0.055 per share
August 4, 2015	October 15, 2015	September 30, 2015	$0.055 per share
November 3, 2015	January 15, 2016	December 31, 2015	$0.055 per share
February 22, 2016	April 15, 2016	March 31, 2016	$0.055 per share

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Numerator:
Net income attributable to Primoris	$2,693	$1,672
Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,725	51,572
Dilutive effect of shares issued to independent directors	6	5
Dilutive effect of unvested restricted stock units and vested dividend equivalent units (1)	150	149
Weighted average shares for computation of diluted earnings per share	51,881	51,726

Earnings per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

(1)         Represents the dilutive effect of a grant of 148,512 Units and 891 vested Dividend Equivalent Units.

Note 17—Stockholders’ Equity

Common stock —The Company issued 85,907 shares of common stock in February 2016 and 96,828 shares of common stock in March 2015 under the Company’s LTR Plan. The shares were purchased by the participants of the LTR Plan with payment made to the Company of $1,439 in February 2016 and $1,621 in March 2015. The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2016 were for bonus amounts earned in 2015 and the number of shares was calculated at 75% of the average market price of December 2015.

In February 2016 and in March 2015, the Company issued 10,450 shares and 8,168 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 14 — “Stock Based Compensation”, as of March 31, 2016, the Board of Directors has granted a total of 148,512 shares of Units under the Equity Plan and these Units have accrued 891 Dividend Equivalent Units.

Note 18—Commitments and Contingencies

Leases — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2016 and 2015 was $5,319 and $4,144, respectively, including amounts paid to related parties of $368 and $360, respectively.

Letters of credit — At March 31, 2016, the Company had letters of credit outstanding of $17,361 and at December 31, 2015, the Company had letters of credit outstanding of $13,679. The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At March 31, 2016 and December 31, 2015, the Company had bid and completion bonds issued and outstanding totaling approximately $1,528,820 and $1,483,877, respectively.

NTTA Settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million which was the accrued liability balance at December 31, 2014. As part of the settlement, one of the defendants paid us $8 million to remove all of their liability. Additionally, a second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use the $17 million to pay for a third-party contractor approved by the NTTA. At March 31, 2016, the remaining accrual balance was $16.5 million. In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Litigation — At March 31, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million. At March 31, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the three months ended March 31, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. In addition, the Company has pending litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the first quarter 2016.

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

Withdrawal liability for multiemployer pension plan—In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11,819. A legal proceeding commenced, and a United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments, including interest, which totaled $1,834 through December 31, 2015. The payments were expensed as they were made.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Plan provided the Company with a revised withdrawal liability amount which was approximately the amount originally accrued. During the first quarter of 2016, the Company received a revised payment schedule reflecting all the prior payments. Based on this schedule, the Company determined that its liability was $6,468 at March 31, 2016. While the Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed, the Company will make payments as required by the Plan-provided payment schedule. The Company has no plans to withdraw from any other agreements.

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

Segment Revenues

Revenue by segment for the three months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,
	2016		2015
Segment	Revenue	% of Segment Revenue	Revenue	% of Segment Revenue

West	$165,955	38.6%	$186,385	47.5%
East	147,971	34.3%	123,700	31.5%
Energy	116,520	27.1%	82,695	21.0%
Total	$430,446	100.0%	$392,780	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,
	2016		2015
Segment	Gross Profit	% of Segment Revenue	Gross Profit	% of Segment Revenue

West	$13,798	8.3%	$21,464	11.5%
East	11,522	7.8%	9,108	7.4%
Energy	13,957	12.0%	7,433	9.0%
Total	$39,277	9.1%	$38,005	9.7%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at March 31, 2016 and at December 31, 2015.

Segment	March 31, 2016	December 31, 2015

West	$45,239	$45,239
East	42,866	42,866
Energy	38,056	36,056
Total	$126,161	$124,161

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1% generated from sources outside of the United States. At March 31, 2016, approximately 1% of total assets were located outside of the United States.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (“First Quarter 2016 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2016 Report, our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2016 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2016 Report and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The West segment includes the underground and industrial operations and construction services performed by ARB, Inc. (“ARB”), ARB Structures, Inc., Rockford Corporation (“Rockford”), Q3 Contracting, Inc. (“Q3C”), and Vadnais Trenchless

Services, Inc. (“Vadnais”).  ARB and ARB Structures perform work primarily in California; while, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The segment also included two joint venture operations.  The West segment consists of business headquartered primarily in the western United States.

The East segment includes the James Construction Group (“JCG”) Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris, LLC and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes heavy civil construction and infrastructure and maintenance operations.

The Energy segment businesses are located primarily in the southeastern United States and in the Gulf Coast region of the United States.  The segment includes the operations of the Primoris Energy Services (“PES”) pipeline and gas facility construction and maintenance operations, the PES Industrial division, the Ram-Fab operations and the Primoris Aevenia, Inc. (“Aevenia”) operations.  Additionally, the segment includes the OnQuest, Inc. (“OnQuest”) and OnQuest Canada, ULC operations for the design and installation of high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their operating segment:

Subsidiary	Operating Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division (formerly JCG Industrial Division)	Energy
OnQuest, Inc.	Energy
OnQuest, Canada, ULC	Energy
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015 to engineer and construct gas-fired power generation facilities: Carlsbad Power Constructors joint venture (“Carlsbad”) and ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”). Both projects are located in the Southern California area. The Carlsbad project is expected to be completed in 2017 and the Wilmington project in 2018. The joint venture operations are included as part of the West segment. As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company. Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest United States. On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million. Mueller will operate as a division of Aevenia.

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

Market	Twelve Months Ended March 2016	Twelve Months Ended December 2015	Twelve Months Ended March 2015

Underground capital projects	11%	12%	17%
Utility services	34%	34%	30%
Industrial	17%	16%	23%
Heavy Civil	30%	30%	23%
Engineering	3%	4%	4%
Other	5%	4%	3%
Total	100%	100%	100%

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations will remain at lower levels for an extended period. While there was some improvement in the price of oil in the first quarter of 2016, the increase has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources, but the renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. We use estimates in our assessments of revenue recognition under percentage-of-completion accounting, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions.

As described in our Annual Report on Form 10-K for the year ended December 31, 2015, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and litigation and contingencies. There have been no material changes to our critical accounting policies since December 31, 2015.

Results of operations

Revenues, gross profit, operating income and net income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	(Thousands)	% of Revenue	(Thousands)	% of Revenue
Revenues	$430,446	100.0%	$392,780	100.0%
Gross profit	39,277	9.1%	38,005	9.7%
Selling, general and administrative expense	32,658	7.6%	33,760	8.6%
Operating income	6,619	1.5%	4,245	1.1%
Other income (expense)	(1,870)	(0.4)%	(1,518)	(0.4)%
Income before income taxes	4,749	1.1%	2,727	0.7%
Income tax provision	(1,833)	(0.4)%	(1,055)	(0.3)%
Net income	$2,916	0.7%	$1,672	0.4%
Net income attributable to noncontrolling interests	(223)	(0.1)%	—	—%
Net income attributable to Primoris	$2,693	0.6%	$1,672	0.4%

Revenues

Revenues for the three months ended March 31, 2016 increased by $37.7 million, or 9.6% compared to the same period in 2015.  Revenues increased in both the East and Energy segments while revenue decreased in the West segment. The East and Energy segments were not as significantly impacted by rainy weather in 2016 compared to the prior period and benefitted from a large construction project in southern Louisiana, in part resulting in increases in revenue compared to the decreases in the prior period with more severe, rainy weather. West segment revenues were impacted primarily by the prior year completion of a large Rockford pipeline project in the Houston area.

From an end-market perspective, our end-market revenues during the first quarter of 2016 compared to the prior year increased by $22.4 million for the industrial end-market, $9.5 million for the underground utility end-market, $20.1 million for the heavy civil end-market and $20.0 million for other markets. Revenues decreased by $20.7 million with underground capital end-market and by $13.6 million with the engineering end-market.

Gross Profit

For the three months ended March 31, 2016, gross profit grew slightly by $1.3 million, with the East and Energy segments increasing by $9.0 million as a result of the increased revenues, offset by a decrease of $7.7 million in the West segment.  Gross profit as a percent of revenue decreased to 9.1% for the three months ended March 31, 2016, compared to 9.7% for the same period in 2015, reflecting the impact of changes in the mix of work done for two large utility customers in California.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) decreased $1.1 million, or 3.3%, for the three months ended March 31, 2016, compared to the same period in 2015. As a result of the completion of settlement discussions by the PLCA, the pension withdrawal liability was reduced by $0.8 million during the first quarter of 2016. Reductions in administration and payroll related expenses primarily accounted for the remainder of the decreased amount.

SG&A as a percentage of revenue for the three months ended March 31, 2016 decreased to 7.6% compared to 8.6% for the corresponding period in 2015 as a result of the decreases in SG&A expenses for the period.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Foreign exchange gain	$359	$436
Other expense	—	(44)
Interest income	39	12
Interest expense	(2,268)	(1,922)
Total other income (expense)	$(1,870)	$(1,518)

For the three months ended March 31, 2016, foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference as the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government and other investments that may not be backed by the federal government.

The increase in interest expense for the three months ended March 31, 2016 is due to a higher debt level for equipment debt and senior secured notes.

Provision for income taxes

Our provision for income taxes increased $0.7 million for the three months ended March 31, 2016 to $1.8 million compared to $1.1 million in the same period in 2015 primarily as a result of higher income before taxes and a higher effective tax rate. The tax rate applied to income attributable to Primoris in the three months ended March 31, 2016 was 40.5%, compared to 38.7% for the same period in 2015. The 1.8% increase in the effective tax rate resulted primarily from the variability of state taxes and the partial non-deductibility of meals and incidental per diem expenses.

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

Segment results

West Segment

Revenue and gross profit for the West segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$165,955		$186,385
Gross profit	$13,798	8.3%	$21,464	11.5%

Revenue for the West segment decreased by $20.4 million, or 11.0%, for the three months ended March 31, 2016, compared to the same period in 2015. The decrease was primarily the result of a decrease in volume at Rockford of $46.2 million, the result of the 2015 completion of an 88-mile pipeline project in the Houston, Texas area. The decrease was partially offset by increased revenues of $14.6 million at the ARB Structures division from the construction of several parking structures in southern California; increased revenues of $8.9 million at Q3C as the weather improved earlier in 2016 and increased revenue of $3.5 million at the ARB Underground division, primarily from work for its two largest utility customers.

Gross profit for the West segment decreased by $7.7 million, or 35.7%, during the three months ended March 31, 2016, compared to the same period in 2015.  While the improved weather resulted in an increase of $2.6 million at Q3C, Rockford gross margin was reduced by $2.4 million, primarily from completion of the 88-mile pipeline project in the prior year. In addition, gross margin at the ARB Underground division was reduced by $4.4 million, primarily from a change in the mix of work done for its two largest utility customers.  As occurs frequently in the first quarter of a year, this mix of work reflects a significant reduction in the higher margin work, such as pipeline integrity services. At the ARB Industrial division gross margin was reduced by $2.5 million, primarily from an increase in costs to complete a southern California power plant project during 2016.

Gross profit as a percentage of revenue decreased to 8.3% during the three months ended March 31, 2016, from 11.5% in the same period in 2015 primarily as a result of decreased margins at the entities discussed above.

East Segment

Revenue and gross profit for the East segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$147,971		$123,700
Gross profit	$11,522	7.8%	$9,108	7.4%

East Segment revenue increased by $24.3 million, or 19.6%, for the three months ended March 31, 2016 compared to the same period in 2015. JCG’s Heavy Civil division revenue increased by $16.3 million as increases of $20.4 million from Texas DOT and municipal projects, $4.1 million from LA DOT projects and $3.2 million from Arkansas DOT projects were partially offset by a decrease of $13.1 million from MS DOT projects. Revenue at the JCG Infrastructure & Maintenance division increased by $3.1 million primarily as a result of an increase at a large petrochemical project in Louisiana. Cardinal Contractors revenue increased $3.8 million primarily from an increase in wastewater facility work in the Texas market.

Gross profit increased by $2.4 million or 26.5% for the three months ended March 31, 2016.  The gross profit increase was primarily at JCG’s Infrastructure and Maintenance division, which increased $2.3 million.  Some of the increase at both the JCG Heavy Civil division and Cardinal Contractors was for jobs for which loss provisions were recognized in earlier quarters, and as a result, for these jobs no gross margin is recognized in the current period.

Gross profit as a percent of revenues increased to 7.8% during the three months ended March 31, 2016 from 7.4% in the same period ended March 31, 2015 due to increased margins at the JCG Infrastructure and Maintenance division.

Energy Segment

Revenue and gross profit for the Energy segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	(Thousands)	% of Revenue	(Thousands)	% of Revenue

Revenue	$116,520		$82,695
Gross profit	$13,957	12.0%	$7,433	9.0%

Revenue for the Energy segment increased by $33.8 million, or 40.9%, for the three months ended March 31, 2016, compared to the same period in 2015. Revenues for the PES Pipeline division increased by $24.7 million primarily as a result of increased revenues from capital projects. The Industrial division of PES experienced an increase in revenues of $23.6 million as increased work on a petrochemical project in south Louisiana offset decreases from the completion of prior year projects. Revenues decreased at OnQuest by $13.6 million primarily as a result of the completion of an LNG project in the first quarter of 2015.

Gross profit for the Energy segment for the three months ended March 31, 2016 increased by $6.5 million or 87.8%, compared to the same period in 2015. The increase is mainly the result of the increased revenues from PES, offset by reduced gross profit on the decreased revenues at OnQuest.

Gross profit as a percent of revenues increased to 12.0% during the three months March 31, 2016, from 9.0% in the prior period, primarily from the impact of the south Louisiana project.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States with approximately 1% generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts such as for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their ultimate revenue amount is difficult to estimate in advance. We will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by operating segment as of December 31, 2015 and March 31, 2016 and the changes in Fixed Backlog for the three months ended March 31, 2016 (in millions) are as follows:

Segment	Beginning Fixed Backlog at December 31, 2015	Contract Additions to Fixed Backlog	Revenue Recognized from Fixed Backlog	Ending Fixed Backlog at March 31, 2016	Revenue Recognized from Non-Fixed Backlog Projects	Total Revenue for three months ended March 31, 2016

West	$577.1	$214.3	$72.2	$719.2	$93.7	$165.9
East	752.3	111.9	144.0	720.2	4.0	148.0
Energy	187.8	43.3	106.3	124.8	10.2	116.5
Total	$1,517.2	$369.5	$322.5	$1,564.2	$107.9	$430.4

Revenues recognized from non-Fixed Backlog projects shown above are generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties.

As of March 31, 2016, our total Fixed Backlog was $1.56 billion representing an increase of $47.0 million, or 3.1% compared to the $1.52 billion as of December 31, 2015.  We expect that approximately 67% of the total Fixed Backlog at March 31, 2016, will be recognized as revenue over the next four quarters, with approximately $522 million expected for the West segment, $404 million for the East segment and $122 million for the Energy segment.

MSA Backlog

The following table outlines historical MSA revenues for the past five quarters ($ in millions):

Quarterly MSA Revenues
First Quarter — 2015	90.7
Second Quarter — 2015	134.1
Third Quarter — 2015	175.6
Fourth Quarter — 2015	164.7
First Quarter — 2016	105.2

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2016 by operating segment (in millions):

Segment:	MSA Backlog at March 31, 2016

West	$564.6
East	4.0
Energy	61.9
Total	$630.5

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by operating segment as of the quarter-end dates shown below (in millions):

Segment:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

West	$848.6	$972.7	$949.3	$1,077.3	$1,283.8
East	962.9	935.7	810.9	756.3	724.2
Energy	331.8	290.6	289.6	254.3	186.7
Total	$2,143.3	$2,199.0	$2,049.8	$2,087.9	$2,194.7

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

Our cash and cash equivalents totaled $98.8 million at March 31, 2016 compared to $161.1 million at December 31, 2015. The primary reason for the decrease was to fund the working capital needs of construction projects and other operating needs of the Company. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the three months ended March 31, 2016, capital expenditures were approximately $12.3 million while the amount of depreciation, amortization and equipment sales during this period was approximately $20.2 million.  Capital expenses are expected to total $55 to $60 million for the 2016 year.

Cash Flows

Cash flows during the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three months Ended March 31,
	2016	2015
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$(35,608)	$2,018
Net cash (used in) investing activities	(13,057)	(35,562)
Net cash (used in) provided by financing activities	(13,648)	97
Net change in cash and cash equivalents	$(62,313)	$(33,447)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three months Ended
	March 31,
	2016	2015	Change
	(Thousands)
Operating Activities:
Operating income	$6,619	$4,245	$2,374
Depreciation and amortization	16,905	15,505	1,400
Stock-based compensation expense	262	262	—
Loss (gain) on sale of property and equipment	(736)	510	(1,246)
Changes in assets and liabilities	(54,955)	(15,931)	(39,024)
Net other income (expense) and tax provision	(3,703)	(2,573)	(1,130)
Net cash (used by) provided by operating activities	$(35,608)	$2,018	$(37,626)

The net change in assets and liabilities during the three months ended March 31, 2016 resulted in a use of cash of $55.0 million, compared to $15.9 million in the prior year, an increase in the usage of cash of $39.0 million. The $39.0 million change in assets and liabilities is outlined below:

•                              The increased use of cash relating to construction projects, which included the change in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings totaled $59.1 million.  This increase in the use of cash was primarily due to the increase in revenues of $37.7 million for the three months ended March 31, 2016 compared to the same period in 2015 and a greater activity level at the end of March 2016 compared to December 2015 resulting in a greater level of unbilled revenues at the end of the first quarter.

The primary changes for the use of cash of $59.1 million from December 31, 2015 to March 31, 2016 were as follows:

•                              Accounts receivable increased by $20.5 million reflecting the higher revenues during the three months ended March 31, 2016 compared to the first quarter of 2015. The primary reason for the increase was the increase in accounts receivable for the large south Louisiana project. The customer was in compliance with the contractual terms at the end of the first quarter. At March 31, 2016 accounts receivable represented 30.6% of our total assets compared to 28.3% at the end of 2015. With the exception of two specific collection issues on two large projects (see the discussion in the “Receivable Collection Actions” below), we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•                              Costs and estimated earnings in excess of billings increased by $24.2 million. The increases are primarily associated with the time lag from when revenues were earned until the customer can be billed, which are the result of either contractual terms or the billing lag at the end of each month. The increase during the quarter was approximately $9.2 million for ARB, $7.2 million for PES, $5.4 million for Rockford and $2.4 million for the other operations; and

•                              Billings in excess of costs and estimated earnings decreased by $14.2 million reflecting the completion of work paid for in advance.

•                  Primarily as a result of increased revenues, accounts payable increased by $12.0 million in the first quarter of 2016, compared to a decrease in accounts payable of $8.5 million in the first quarter of 2015. This resulted in a decrease of $20.5 million of cash usage for the first quarter of 2016 compared to the same quarter in 2015.

•                  At March 31, 2016 there were no earn-out liabilities, which was a decrease of $5.0 million compared to the liability at March 31, 2015.

•                  Uninstalled inventory decreased by $0.5 million in the first quarter of 2016 compared to an increase of $2.5 million in the first quarter of 2015. This resulted in a decrease of $3.0 million of cash usage for the first quarter of 2016 compared to the same quarter in 2015.

•                  Accrued expenses and other current liabilities decreased by $3.5 million in the first quarter of 2016, compared to a decrease of $6.4 million in the first quarter of 2015. This resulted in an increase of $2.9 million of cash for the first quarter of 2016 compared to the same quarter in 2015.

Investing activities

During the three months ended March 31, 2016, we purchased property and equipment for $12.3 million in cash compared to $16.6 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. Over the past years, ownership has resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. Capital expenditures, primarily for construction equipment, are expected to total $55 million to $60 million for 2016 which would be in line with our historical practice.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $3.3 million during the three months ending March 31, 2016 and $2.8 million during the same period in 2015.

On January 29, 2016, we purchased the net assets of Mueller for $4.1 million in cash and in the prior year, on February 28, 2015, we purchased the net assets of Aevenia for $22.3 million in cash.

Financing activities

Financing activities used cash of $13.6 million for the three months ended March 31, 2016, which was net of several transactions, which included:

•                  $12.0 million in repayment of long-term debt and the repayment of $0.3 million in capital leases;

•                   Dividend payments of $2.8 million to our stockholders during the three months ended March 31, 2016; and

•                  $1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 10 — “Credit Agreements” in Item 1, Financial Statements of this First Quarter 2016 Report.

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

Primoris leases properties from SIGI at the following locations:

1.              Bakersfield, California (lease expires October 2022)

2.              Pittsburg, California (lease expires April 2023)

3.              San Dimas, California (lease expires March 2019)

During the three months ended March 31, 2016 and 2015, the Company paid $0.21 million in both periods in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the three months ended March 31, 2016 and 2015, Primoris paid $0.06 million and $0.07 million, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the three months ended March 31, 2016 and 2015, Primoris paid $0.02 million in both periods in lease payments. The lease expires in January 2017.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West Construction segment.  The property is located in Little Canada, Minnesota. During the three months ended March 31, 2016 and 2015, the Company paid $0.07 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022.

Primoris leases property from the sellers of the Mueller acquisition, which commenced January 29, 2016.  The property is located in Iowa. During the three months ended March 31, 2016, the Company paid three thousand dollars in lease payments to the sellers.

Common stock

For a discussion of items affecting our common stock, please see Note 17 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2016 Report.

Contractual Obligations

As of March 31, 2016, we had $263.0 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of March 31, 2016 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$263,040	$52,989	$95,449	$65,410	$49,192
Interest on long-term debt (1)	28,582	7,145	10,602	6,006	4,829
Equipment operating leases	12,184	6,325	5,399	460	—
Real property leases	10,547	3,408	5,458	1,681	—
Real property leases—related parties	7,248	1,455	2,559	1,586	1,648
	$321,601	$71,322	$119,467	$75,143	$55,669
Letters of credit	$17,361	$12,361	$5,000	$—	$—

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

In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”). These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. The Company recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C, based on information provided by the Plan. The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11.8 million. A legal proceeding commenced, and a United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective. The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments, including interest, which totaled $1.8 million through December 31, 2015. The payments were expensed as they were made.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Plan provided the Company with a revised withdrawal liability amount which was approximately the amount originally accrued. During the first quarter of 2016, the Company received a revised payment schedule reflecting all the prior payments. Based on this schedule, the Company determined that its liability was $6,468 at March 31, 2016. While the Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed, the Company will make payments as required by the Plan-provided payment schedule.

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

•                  Letters of credit issued under our lines of credit. At March 31, 2016, we had letters of credit outstanding of $17.4 million, primarily for international project engineering jobs in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2016 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•                  We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At March 31, 2016, equipment operating leases had a remaining commitment of $12.2 million and facility rental commitments were $17.8 million;

•                  In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2016, we had $1.5 billion in outstanding bonds.  As of the date of this First Quarter 2016 Report, we do not believe that it is likely that we would have to fund material claims under our surety arrangements;

•                  As discussed in the previous section, “Contractual Obligations”, certain of our subsidiaries are parties to collective bargaining agreements with unions which may create future obligations not recorded on our balance sheet;

•                  Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries; and

•                  Employment agreements with executive officers or with executives from acquired companies may create obligations.

Receivable Collection Actions

At March 31, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million. At March 31, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the three months ended March 31, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. In addition, the Company has pending litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the first quarter 2016.

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

At March 31, 2016, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2016 and December 31, 2015, due to the generally short maturities of these items. At March 31, 2016, we held no short term investments. In the periods where we have, we generally invest in in U.S. Treasury bills with various financial institutions that are backed by the federal government. We expect to hold our investments to maturity.

At March 31, 2016, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2016, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We anticipate continuing enhancement of our controls, especially as we complete the process of integrating our financial and operations information systems onto a common platform.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

At March 31, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million. At March 31, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the three months ended March 31, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. In addition, the Company has pending litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the first quarter 2016.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PRIMORIS SERVICES CORPORATION

Date: May 6, 2016	/s/ PETER J. MOERBEEK
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