Form 10-Q
period 2016-06-30
Primoris Services Corp
filed 2016-08-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

At August 5, 2016, 51,784,242 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$97,115	$161,122
Customer retention deposits and restricted cash	3,033	2,598
Accounts receivable, net	318,074	320,588
Costs and estimated earnings in excess of billings	133,606	116,455
Inventory and uninstalled contract materials	61,833	67,796
Prepaid expenses and other current assets	21,583	18,265
Total current assets	635,244	686,824
Property and equipment, net	293,450	283,545
Deferred tax asset - long-term	1,075	1,075
Intangible assets, net	33,199	36,438
Goodwill	126,161	124,161
Other long-term assets	958	211
Total assets	$1,090,087	$1,132,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,385	$124,450
Billings in excess of costs and estimated earnings	122,291	139,875
Accrued expenses and other current liabilities	100,449	93,596
Dividends payable	2,847	2,842
Current portion of capital leases	510	974
Current portion of long-term debt	50,159	54,436
Total current liabilities	389,641	416,173
Long-term capital leases, net of current portion	18	22
Long-term debt, net of current portion	199,868	219,853
Other long-term liabilities	11,953	12,741
Total liabilities	601,480	648,789
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,772,497 and 51,676,140 issued and outstanding at June 30, 2016 and December 31, 2015	5	5
Additional paid-in capital	165,987	163,344
Retained earnings	321,944	319,899
Non-controlling interest	671	217
Total stockholders’ equity	488,607	483,465
Total liabilities and stockholders’ equity	$1,090,087	$1,132,254

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$456,811	$483,545	$887,257	$876,325
Cost of revenues	413,526	437,049	804,695	791,824
Gross profit	43,285	46,496	82,562	84,501
Selling, general and administrative expenses	32,498	38,547	65,156	72,307
Operating income	10,787	7,949	17,406	12,194
Other income (expense):
Foreign exchange gain (loss)	21	(140)	380	296
Other expense	—	(45)	—	(89)
Interest income	52	6	91	18
Interest expense	(2,240)	(1,738)	(4,508)	(3,660)
Income before provision for income taxes	8,620	6,032	13,369	8,759
Provision for income taxes	(3,333)	(2,340)	(5,166)	(3,395)
Net income	$5,287	$3,692	$8,203	$5,364

Less net income attributable to noncontrolling interests	$(231)	(54)	$(454)	(54)

Net income attributable to Primoris	$5,056	$3,638	$7,749	$5,310
Earnings per share:
Basic	$0.10	$0.07	$0.15	$0.10
Diluted	$0.10	$0.07	$0.15	$0.10
Weighted average common shares outstanding:
Basic	51,772	51,666	51,749	51,619
Diluted	52,022	51,815	51,950	51,770

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,203	$5,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	30,850	28,512
Amortization of intangible assets	3,239	3,370
Gain on sale of property and equipment	(2,293)	(24)
Stock-based compensation expense	710	524
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(435)	(904)
Accounts receivable	2,514	21,603
Costs and estimated earnings in excess of billings	(17,151)	(40,581)
Other current assets	2,708	(6,726)
Accounts payable	(11,065)	356
Billings in excess of costs and estimated earnings	(17,584)	(21,318)
Contingent earnout liabilities	—	(4,910)
Accrued expenses and other current liabilities	7,337	3,820
Other long-term assets	(747)	(1,800)
Other long-term liabilities	(788)	(4,547)
Net cash provided by (used in) operating activities	5,498	(17,261)
Cash flows from investing activities:
Purchase of property and equipment	(42,140)	(35,674)
Proceeds from sale of property and equipment	5,723	3,602
Sale of short-term investments	—	30,992
Cash paid for acquisitions	(4,108)	(22,302)
Net cash used in investing activities	(40,525)	(23,382)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	11,000
Repayment of capital leases	(468)	(714)
Repayment of long-term debt	(24,262)	(20,635)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,439	1,621
Dividends paid	(5,689)	(4,124)
Net cash used in financing activities	(28,980)	(12,852)
Net change in cash and cash equivalents	(64,007)	(53,495)
Cash and cash equivalents at beginning of year	161,122	139,465
Cash and cash equivalents at end of the year	$97,115	$85,970

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash paid during the year for:
Interest	$4,412	$3,588

Income taxes, net of refunds received	$1,299	$5,645

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2016	2015
	(Unaudited)

Dividends declared and not yet paid	$2,847	$2,841

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

Reportable Segments — As discussed in Note 19 — “Reportable Segments”, the Company segregates its business into three reporting segments: the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

The following table lists the Company’s primary operating subsidiaries and their reportable segment:

Subsidiary	Reportable Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):	East
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division	Energy
OnQuest, Inc.	Energy
OnQuest Canada, ULC	Energy
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015 to engineer and construct gas-fired power generation facilities:  Carlsbad Power Constructors joint venture (“Carlsbad”) and ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”). Both projects are located in the Southern California area and both are expected to be completed in 2018. The joint venture operations are included as part of the West segment. As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements. Financial information for the joint ventures is presented in Note 11— “Noncontrolling Interests”.

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

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on February 29, 2016, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2015, have been omitted.

This Second Quarter 2016 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders based on an estimated probability of realization from change order approval.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheet represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone, (b)  amounts arising from routine lags in billing, or (c) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Significant revision in contract estimate — Revenue recognition is based on the percentage-of-completion method for fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process at the end of the prior year or prior quarter there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter had current estimates of costs to complete been used at the end of the prior year or prior quarter.

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

During the three and six months ended June 30, 2016, revenues generated by the top ten customers were $263 million and $533 million, respectively, which represented 57.7% and 60.1%, respectively, of total revenues during the periods. During these respective periods, a Louisiana petrochemical project represented 11.3% and 12.4% of total revenues and TXDOT represented 10.2% and 11.8% of total revenues.

During the three and six months ended June 30, 2015, revenues generated by the top ten customers were $255 million and $483 million, which represented 52.7% and 55.1%, respectively, of total revenues during the periods. During that period, a large midstream pipeline company represented 11.5% and 12.5% of total revenues and Texas Department of Transportaion (“TX DOT”) represented 9.2% and 10.0% of total revenues.

At June 30, 2016, approximately 15.6% of the Company’s accounts receivable were due from one customer, and that customer provided 12.4% of the Company’s revenues for the six months ended June 30, 2016. In addition, of total accounts receivable, approximately 16.0% are currently in dispute resolution. See Note 18 – “Commitments and Contingencies”.

At June 30, 2015, approximately 8.2% of the Company’s accounts receivable were due from one customer, and that customer provided 7.0% of the Company’s revenues for the six months ended June 30, 2015. In addition, approximately 15.8% of total accounts receivable at June 30, 2015 were and continue to be in dispute resolution. See Note 18 — “Commitments and Contingencies”.

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

Deferred tax classification on the statement of financial position —  Deferred tax assets and liabilities are classified as non-current in a statement of financial position, reflecting a recent change required by ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” adopted by the Company at December 31, 2015. This change eliminates the need to analyze temporary differences to determine if deferred taxes should be reported as current or noncurrent. Past practice did not typically align with the time period in which deferred taxes were expected to be recovered or settled. For this reason, effective December 31, 2015 the Company classified all deferred tax assets and liabilities as a net non-current deferred tax asset.

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

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendment to the Consolidation Analysis” which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015. As of January 1, 2016, the Company adopted this ASU which did not have a material impact on the Company’s consolidated financial statements.

In February 2016, The FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company will establish procedures to adopt the ASU.

In March 2016, the FASB issued ASU 2016-09 “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting”. The ASU modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments by requiring that excess tax benefits or deficiencies be included in the income statement rather than in equity.  Additionally, the tax benefits for dividends on share-based payment awards will also be reflected in the income statement. As a result of these modifications, the ASU requires that the tax-related cash flows resulting from share-based payments will be shown on the cash flow statement as operating activities rather than as financing activities. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2016:
Cash and cash equivalents	$97,115	$97,115	—	—
Liabilities as of June 30, 2016:
None

Assets as of December 31, 2015:
Cash and cash equivalents	$161,122	$161,122	—	—
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

There were no Level 3 amounts as of June 30, 2016 and December 31, 2015; however, the following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2016 and 2015:

	Significant Unobservable Inputs
	(Level 3)
	2016	2015
Contingent Consideration Liability
Beginning balance, January 1, 2016 and 2015	$—	$6,922
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability during year	—	90
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	—	(5,000)
Reduction due to non-attainment of performance target – Ram Fab	—	(200)
Ending balance, June 30, 2016 and 2015	$—	$1,812

During each quarter in 2015, the Company assessed the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value were recorded as other non-operating expense or income in the Company’s statement of income for that period.  Fluctuations in the fair value of contingent consideration were impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and an estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	June 30,	December 31,
	2016	2015
Contracts receivable, net of allowance for doubtful accounts of $480 at June 30, 2016 and December 31, 2015, respectively	$280,033	$288,300
Retention receivable	36,901	31,396
	316,934	319,696
Other accounts receivable	1,140	892
	$318,074	$320,588

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30,	December 31,
	2016	2015
Costs incurred on uncompleted contracts	$4,345,624	$5,413,224
Gross profit recognized	362,515	625,280
	4,708,139	6,038,504
Less: billings to date	(4,696,824)	(6,061,924)
	$11,315	$(23,420)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	June 30,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$133,606	$116,455
Billings in excess of cost and estimated earnings	(122,291)	(139,875)
	$11,315	$(23,420)

Note 7 — Business Combinations

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”).  The acquisition provides electrical construction expertise for the Company and provides a greater presence and convenient access to the central plains area of the United States.  The purchases were accounted for using the acquisition method of accounting. The assets were purchased for their estimated fair value and included current assets, current liabilities, plant and equipment, intangible assets and goodwill.

On January 29, 2016, the Company’s subsidiary, Aevenia, acquired certain assets and liabilities of Mueller Concrete Construction Company ("Mueller") for $4.1 million. The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2016, the Company finalized its estimate of fair value of the acquired assets of Mueller, which included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller will operate as a division of Aevenia.  Goodwill largely consists of expected benefits from providing foundation expertise for Aevenia’s construction efforts in underground line work, substations and telecom/fiber.  Goodwill also includes the value of the assembled workforce that the Mueller acquisition provides to the Aevenia business.  Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

On June 24, 2016, the Company’s subsidiary, Vadnais, purchased property, plant and equipment from Pipe Jacking Unlimited, Inc., consisting of specialty directional drilling and tunneling equipment for $13.4 million in cash. The Company determined this purchase did not meet the definition of a business as defined under ASC 805. The estimated fair value of the equipment was equal to the purchase price.  The Company believes the purchase of the equipment will aid in the Company’s pipeline construction projects and enhance the work provided to our utility clients.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2016 and 2015

The following pro forma information for the three and six months ended June 30, 2016 and 2015 presents the results of operations of the Company as if the 2016 Mueller acquisition and the 2015 Aevenia acquisition had occurred at the beginning of 2015. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 40.0% for the three and six months ended June 30, 2016 and the same period in 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$456,811	$484,620	$887,615	$881,473
Income before provision for income taxes	$8,620	$6,092	$13,440	$7,483
Net income attributable to Primoris	$5,056	$3,674	$7,793	$4,532

Weighted average common shares outstanding:
Basic	51,772	51,666	51,749	51,619
Diluted	52,022	51,815	51,950	51,770

Earnings per share:
Basic	$0.10	$0.07	$0.15	$0.09
Diluted	$0.10	$0.07	$0.15	$0.09

Note 8—Goodwill and Intangible Assets

Goodwill was recorded as follows:

		June 30,	December 31,
Reporting Unit	Segment	2016	2015
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG	East	42,866	42,866
PES	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	7,152	5,152

Total Goodwill		$126,161	$124,161

At June 30, 2016 and December 31, 2015, intangible assets totaled $33,199 and $36,438, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, as follows:

	Amortization	June 30,	December 31,
	Period	2016	2015
Tradename	3 to 10 years	$13,455	$15,019
Non-compete agreements	2 to 5 years	1,178	1,424
Customer relationships	3 to 15 years	18,566	19,995
		$33,199	$36,438

Amortization expense of intangible assets was $1,615 and $1,719 for the three months ended June 30, 2016 and 2015, respectively, and amortization expense for the six months ended June 30, 2016 and 2015 was $3,239 and $3,370, respectively. Estimated future amortization expense for intangible assets is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2016 (remaining six months)	$3,238
2017	6,165
2018	5,719
2019	5,511
2020	3,112
Thereafter	9,454
$33,199

Note 9—Accounts Payable and Accrued Liabilities

At June 30, 2016 and December 31, 2015, accounts payable included retention amounts of approximately $10,449 and $8,375, respectively.  These amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	June 30,	December 31,
	2016	2015
Payroll and related employee benefits	$38,316	$33,358
Insurance, including self-insurance reserves	45,548	44,695
Reserve for estimated losses on uncompleted contracts	4,161	7,261
Corporate income taxes and other taxes	4,418	2,447
Accrued administrative cost	2,723	1,415
Other	5,283	4,420
	$100,449	$93,596

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

Revolving Credit Facility

As of June 30, 2016, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $17,361 at June 30, 2016 and $12,105 at December 31, 2015.  Other than commercial letters of credit, there were no borrowings under this line of credit during the six months ended June 30, 2016, and available borrowing capacity at June 30, 2016 was $107,639.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).  On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75 million over the three year period ending June 3, 2018 ("Additional Senior Notes").

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at June 30, 2016.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2016 and December 31, 2015, letters of credit outstanding totaled $1,921 and $2,179 in Canadian dollars, respectively.  At June 30, 2016, the available borrowing capacity was $6,079 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At June 30, 2016 OnQuest Canada, ULC was in compliance with the covenant.

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

The Carlsbad joint venture operating activities began in September 2015 and are included in the Company’s consolidated statements of income as follows for the three and six months ending:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$3,150	$—	$6,668	$—
Net income attributable to noncontrolling interests	131	—	286	—

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the six months ending June 30, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company's consolidated balance sheets as follows:

	June 30,	December 31,
	2016	2015

Cash	$3,616	$1,952
Accounts receivable	$—	$955
Costs and estimated earnings in excess of billings	$535	$—
Current liabilities	$3,234	$2,562

The Wilmington joint venture operating activities began in October 2015 and are included in the Company's consolidated statements of income for the three and six months ending:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$2,958	$—	$4,917	$—
Net income attributable to noncontrolling interests	100	—	168	—

The Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the six months ending June 30, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	June 30,	December 31,
	2016	2015

Cash	$6,483	$2,339
Accounts receivable	$1,041	$2,003
Current liabilities	$7,093	$4,247

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

The purchase of Surber in July 2014 provided a contingent earnout amount of up to $1.4 million that could be earned during the period 2014 through 2016. The estimated fair value for the contingent earnout was $1.0 million on the acquisition date. In the fourth quarter 2015, the seller and the Company agreed that none of the targets for the Surber operations were likely to be achieved, and the remaining balance of $1,083 was credited to non-operating income.

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

During the six months ended June 30, 2016 and 2015, the Company paid $421 and $408, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2016 and 2015 Primoris paid $126 and $131, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the six months ended June 30, 2016 and 2015, Primoris paid $23 and $45, respectively, in lease payments.  The lease terminated early on March 31, 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West segment. The property is located in Little Canada, Minnesota.  During the six months ended June 30, 2016 and 2015, the Company paid $132 in both periods in lease payments to Quality RE Partners.  The lease expires in October 2022.

Primoris leases certain equipment and property from the sellers of the Mueller acquisition, which commenced January 29, 2016 on a month to month basis. The property is located in Iowa. During the six months ended June 30, 2016, the Company paid $16 in lease payments to the sellers.

Note 14—Stock-Based Compensation

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

Starting in May 2013, the Company’s Board of Directors has granted 249,065 Restricted Stock Units (“Units”) to executives under the Equity Plan.  The grants were documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the executive.  The Units’s are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At June 30, 2016, a total of 99,256 Units were vested.  The vesting schedule for the remaining Units follows:

Number of
Units
For the Years Ending December 31,	to Vest
2016 (remaining six months)	—
2017	74,394
2018	25,138
2019	48,219
2020	2,058
Thereafter	—
149,809

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For both the six months ended June 30, 2016 and 2015, the Company recognized $710 and $525, respectively in compensation expense.  At June 30, 2016, approximately $2.6 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 3.8 years through April 1, 2020.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan) which will be accrued as additional Units.  At June 30, 2016, a total of 1,182 Dividend Equivalent Units were accrued.

Note 15—Income Taxes

The effective tax rate on income before taxes and noncontrolling interests for the six months ended June 30, 2016 was 39.3%.  The effected tax rate for income attributable to Primoris was 40.0%. The rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, the “Domestic Production Activity Deduction” and nondeductible meals and incidental per diems common in the construction industry.

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

Note 16—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2015 and 2016 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 24, 2015	March 31, 2015	April 15, 2015	$0.040
May 1, 2015	June 30, 2015	July 15, 2015	$0.055
August 4, 2015	September 30, 2015	October 15, 2015	$0.055
November 3, 2015	December 31, 2015	January 15, 2016	$0.055
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Primoris	$5,056	$3,638	$7,749	$5,310

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,772	51,666	51,749	51,619
Dilutive effect of shares issued to independent directors	—	—	3	2
Dilutive effect of unvested restricted stock units (1)	250	149	198	149
Weighted average shares for computation of diluted earnings per share	52,022	51,815	51,950	51,770

Earnings per share attributable to Primoris:
Basic	$0.10	$0.07	$0.15	$0.10
Diluted	$0.10	$0.07	$0.15	$0.10

(1)	Represents the dilutive effect of a grant of 249,065 Units and 1,182 vested Dividend Equivalent Units.

Note 17—Stockholders’ Equity

Common stock —The Company issued 85,907 shares of common stock in February 2016 and 96,828 shares of common stock in March 2015 under the Company’s long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to the Company of $1,439 in February 2016 and $1,621 in March 2015. The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in March 2016 were for bonus amounts earned in 2015, and the number of shares was calculated at 75% of the average closing market price of December 2015.

In February 2016 and in March 2015, the Company issued 10,450 shares and 8,168 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 14 — “Stock Based Compensation”, as of June 30, 2016, the Board of Directors has granted a total of 249,065 shares of Units under the Equity Plan and these Units have accrued 1,182 Dividend Equivalent Units.

Note 18—Commitments and Contingencies

Leases  — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2016 was $5,477 and $10,796, respectively, compared to $5,506 and $10,391 for the same periods in 2015.  The amounts for the three and six months ended June 30, 2016 included lease payments made to related parties of $363 and $731, respectively compared to $360 and $720 for the same periods in 2015.

Letters of credit  — At June 30, 2016, the Company had letters of credit outstanding of $17,361 and at December 31, 2015, the Company had letters of credit outstanding of $13,679. The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At June 30, 2016 and December 31, 2015, the Company had bid and completion bonds issued and outstanding totaling approximately $1,366,015 and $1,483,877, respectively.

NTTA Settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). The Company participated in court-ordered mediation for 18 months, and on February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million which was the accrued liability balance at December 31, 2014. As part of the settlement, one of the defendants paid us $8 million to remove all of their liability. Additionally, a second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use the $17 million to pay for a third-party contractor approved by the NTTA. At June 30, 2016, the remaining accrual balance was $16.0 million. In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Litigation — At June 30, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million. At June 30, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the six months ended June 30, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the first quarter 2016.  A trial date has been set for September 2016.

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

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C, based on information provided by the Plan.  The Plan asserted that the PLCA members did not affect a proper withdrawal in 2011, and in May 2014, the Plan asserted that the total liability for the Company was $11,819. A legal proceeding commenced, and a United States District Court ruled that the withdrawal of the PLCA members in 2011 was not effective.  The PLCA appealed this decision, but as required by the Plan, the Company began making monthly payments, including interest, which totaled $1,834 through December 31, 2015. The payments were expensed as they were made.

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Plan provided the Company with a revised withdrawal liability amount which was approximately the amount originally accrued. During the first quarter of 2016, the Company received a revised payment schedule reflecting all the prior payments. While the Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed, the Company will continue to make payments as required by the Plan-provided payment schedule. Based on this schedule and the Company’s ongoing payments, the liability recorded as of June 30, 2016 was $6,197.  The Company has no plans to withdraw from any other agreements.

Contingent Consideration  — Earnouts related to acquisitions are discussed in Note 12 — “Contingent Earnout Liabilities”.

Note 19—Reportable Segments

The Company segregates its business into three reportable segments: the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

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

Segment Revenues

Revenue by segment for the three months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30,
	2016		2015
		% of		% of
		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue
West	$222,432	48.7%	$239,999	49.6%
East	127,479	27.9%	154,887	32.0%
Energy	106,900	23.4%	88,659	18.4%
Total	$456,811	100.0%	$483,545	100.0%

	For the six months ended June 30,
	2016		2015
		% of		% of
		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue
West	$388,387	43.8%	$426,384	48.7%
East	275,450	31.0%	278,587	31.8%
Energy	223,420	25.2%	171,354	19.5%
Total	$887,257	100.0%	$876,325	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30,
	2016		2015
		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue
West	$31,401	14.1%	$30,444	12.7%
East	374	0.3%	9,115	5.9%
Energy	11,510	10.8%	6,937	7.8%
Total	$43,285	9.5%	$46,496	9.6%

	For the six months ended June 30,
	2016		2015
		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue
West	$45,199	11.6%	$51,908	12.2%
East	11,896	4.3%	18,223	6.5%
Energy	25,467	11.4%	14,370	8.4%
Total	$82,562	9.3%	$84,501	9.6%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at June 30, 2016 and at December 31, 2015.

	June 30,	December 31,
Reportable Segment	2016	2015
West	$45,239	$45,239
East	42,866	42,866
Energy	38,056	36,056
Total	$126,161	$124,161

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1% generated from sources outside of the United States. At June 30, 2016, approximately 1.2% of total assets were located outside of the United States.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Second Quarter 2016 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2016 Report, our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2016 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2016 Report and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length – from several weeks, to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

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

The following table lists the Company’s primary operating subsidiaries and their operating segment:

Subsidiary	Reportable Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):	East
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division	Energy
OnQuest, Inc.	Energy
OnQuest Canada, ULC	Energy
Primoris Aevenia, Inc. (“Aevenia”); acquired February 28, 2015	Energy

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015 to engineer and construct gas-fired power generation facilities: Carlsbad Power Constructors joint venture (“Carlsbad”) and ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”). Both projects are located in the Southern California area. At this time, completion for both projects is expected in 2018.  The joint venture operations are included as part of the West segment. As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Headquartered in Moorhead, Minnesota, Aevenia is an energy and electrical construction company. Aevenia specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. The Company believes there are opportunities for Aevenia to grow sales by performing in-house work for other Primoris subsidiaries and to expand the Company’s offerings to new geographies in the Midwest United States. On January 29, 2016, Aevenia acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million.

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

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Market	June 30, 2016	December 2015	June 30, 2015

Underground capital projects	10%	12%	16%
Utility services	35%	34%	32%
Industrial	18%	16%	19%
Heavy Civil	29%	30%	26%
Engineering	2%	4%	4%
Other	6%	4%	3%
Total	100%	100%	100%

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations will remain at lower levels for an extended period. While there was some improvement in the price of oil in the second quarter of 2016, the increase has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources, but the renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2015, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and contingencies. There have been no material changes to our critical accounting policies since December 31, 2015.

Results of operations

Revenues, gross profit, operating income and net income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of
	(Thousands)	Revenue	(Thousands)	Revenue
Revenues	$456,811	100.0%	$483,545	100.0%
Gross profit	43,285	9.5%	46,496	9.6%
Selling, general and administrative expense	32,498	7.1%	38,547	8.0%
Operating income	10,787	2.4%	7,949	1.6%
Other income (expense)	(2,167)	(0.5%)	(1,917)	(0.4%)
Income before income taxes	8,620	1.9%	6,032	1.2%
Income tax provision	(3,333)	(0.7%)	(2,340)	(0.4%)
Net income	$5,287	1.2%	$3,692	0.8%
Net income attributable to noncontrolling interests	(231)	(0.1%)	(54)	(0.0%)
Net income attributable to Primoris	$5,056	1.1%	$3,638	0.8%

	Six Months Ended June 30,
	2016		2015
		% of		% of
	(Thousands)	Revenue	(Thousands)	Revenue
Revenues	$887,257	100.0%	$876,325	100.0%
Gross profit	82,562	9.3%	84,501	9.6%
Selling, general and administrative expense	65,156	7.3%	72,307	8.3%
Operating income	17,406	2.0%	12,194	1.4%
Other income (expense)	(4,037)	(0.5%)	(3,435)	(0.4%)
Income before income taxes	13,369	1.5%	8,759	1.0%
Income tax provision	(5,166)	(0.6%)	(3,395)	(0.4%)
Net income	$8,203	0.9%	$5,364	0.6%
Net income attributable to noncontrolling interests	(454)	(0.0%)	(54)	(0.0%)
Net income attributable to Primoris	$7,749	0.9%	$5,310	0.6%

Revenues

Revenues for the three months ended June 30, 2016 decreased by $26.7 million, or 5.5%, and revenues for the six months ended June 30, 2016 increased by $10.9 million, or 1.2%, compared to the same periods in 2015.  Revenues for the six months ended June 30, 2016 increased in the Energy segment while revenues decreased in both the West and East segments.

From an end-market perspective, our end-market revenues during the second quarter of 2016 compared to the prior year increased by $28.0 million for the industrial end-market, an increase of $3.2 million for the underground utility end-market, a decrease of $30.4 million for the heavy civil end-market and an increase of $9.1 million for other markets. Revenues decreased by $19.5 million with underground capital end-market and decreased by $17.1 million with the engineering end-market.

Gross Profit

For the three and six months ended June 30, 2016, gross profit decreased by $3.2 million or 6.9%, and $1.9 million, or 2.3%, respectively.  Gross profit as a percent of revenue decreased to 9.5%  for the three months ended June 30, 2016 compared to 9.6% for the same period in 2015 and decreased to 9.3% for the six months ended June 30, 2016 compared to 9.6% for the same period in 2015, primarily reflecting the impact of weather delays and productivity issues on a project in the East segment.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) decreased $6.0 million, or 15.7%, for the three months ended June 30, 2016, compared to the same period in 2015. The decrease was primarily due to a $2.0 million reduction in legal fees, an expense for a valuation adjustment made in the prior period for a long-term asset of $1.2 million, with reduced administration and payroll related expenses primarily accounting for the remainder of the decreased amount.

In spite of the revenue reduction for the quarter, SG&A as a percentage of revenue for the three months ended June 30, 2016 decreased to 7.1% compared to 8.0% for the corresponding period in 2015 as a result of the decreases in SG&A expenses for the period.

SG&A decreased $7.2 million, or 9.9%, for the six months ended June 30, 2016, compared to the same period in 2015. The second quarter reduction of $6.0 million discussed above was the primary reason for the decrease.  Additionally, our pension withdrawal liability decreased by $0.8 million during the first quarter 2016 as a result of the settlement of litigation.

SG&A as a percentage of revenue for the six months ended June 30, 2016 decreased to 7.3% compared to 8.3% for the corresponding period in 2015, primarily as a result of the decreases in SG&A expenses for the period.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands)		(Thousands)

Income from non-consolidated investments	$—	$—	$—	$—
Foreign exchange gain	21	(140)	$380	$296
Other expense	—	(45)	—	(89)
Interest income	52	6	91	18
Interest expense	(2,240)	(1,738)	(4,508)	(3,660)
Total other income (expense)	$(2,167)	$(1,917)	$(4,037)	$(3,435)

For the three and six months ended June 30, 2016, foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our Canadian subsidiary’s contracts are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference when the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government and other investments that may not be backed by the federal government.

The increase in interest expense for the three and six months ended June 30, 2016 is due primarily to the $25 million increase in senio secured notes.

Provision for income taxes

Our provision for income taxes increased $1.0 million for the three months ended June 30, 2016 to $3.3 million compared to $2.3 million in the same period in 2015 primarily as a result of higher income before taxes and a higher effective tax rate.

Our provision for income taxes increased $1.8 million for the six months ended June 30, 2016 to $5.2 million compared to $3.4 million in the same period in 2015 primarily as a result of an increase in income before taxes and noncontrolling interests of $4.2 million and a higher effective tax rate. The tax rate applied to income attributable to Primoris in the six months ended June 30, 2016 was 40.0%, compared to 39.0% for the same period in 2015.  The 1.0% increase in the effective tax rate results primarily from the partial non-deductibility of meals and incidental per diem expenses.

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

Segment results

West Segment

Revenue and gross profit for the West segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
West Segment
Revenue	$222,432		$239,999
Gross profit	$31,401	14.1%	$30,444	12.7%

	Six Months Ended June 30,
	2016		2015
		% of		% of
	(Thousands)	Revenue	(Thousands)	Revenue
West Segment
Revenue	$388,387		$426,384
Gross profit	$45,199	11.6%	$51,908	12.2%

Revenue for the West segment decreased by $17.6 million, or 7.3%, for the three months ended June 30, 2016, compared to the same period in 2015. This reduction was the result of a decrease at Rockford of $38.8 million, primarily the result of the 2015 completion of a large pipeline project in the Houston, Texas area which had revenues of $51.7 million in 2015. The decrease was partially offset by increased revenues of $6.2 million at the ARB Structures division; increased revenues of $6.6 million at Q3C and increased revenue of $8.9 million at the ARB Underground division, primarily from work for its two largest utility customers.

Year to date revenues for the West segment decreased by $38.0 million in 2016 as compared to the six months ended June 30, 2015, primarily the result of a decrease in volume at Rockford of $85.0 million reflecting the 2015 completion of a large pipeline project which had contributed $103.9 million in 2015. This decrease was partially offset by increases totaling $48.8 million at ARB Structures ($20.8 million), Q3C ($15.5 million) and ARB Underground ($12.5 million), as described above in the quarterly changes.

Gross profit for the West segment increased by $1.0 million, or 3.1%, during the three months ended June 30, 2016, compared to the same period in 2015.  Gross profit increased by $3.8 million at Q3C as a result of increased revenue, and Rockford realized an increase in gross profit of $1.6 million primarily due to the impact of the low gross margin realized in the second quarter of 2015 on the large pipeline project as a result of the adverse weather conditions.  These increases were offset by a $3.8 million decrease in gross margin at the ARB Underground division, primarily from a reduction in the margin for work at its largest utility customer and mobilization and initial costs incurred as a result of a delay in expected work in the quarter.

Gross profit for the West segment decreased by $6.7 million, or 12.9%, during the six months ended June 30, 2016, compared to the same period in 2015.  This decrease was primarily driven by an $8.2 million decrease in gross margin at the ARB Underground division, primarily from a reduction in gross margin for its two largest utility customers, as well as inefficiencies from the delay in expected work for the second quarter 2016.

Gross profit as a percentage of revenue increased to 14.1% during the three months ended June 30, 2016, from 12.7% in the same period in 2015 primarily as a result of the increase in margin recognized at the Rockford division of 20.6% in 2016 versus 5.7% during the same period in 2015.

Gross profit as a percentage of revenue decreased to 11.6% during the six months ended June 30, 2016, from 12.2% in the same period in 2015 primarily as a result of the change in the mix of work at the ARB Underground division as described above.

East Segment

Revenue and gross profit for the East segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
East Segment
Revenue	$127,479		$154,887
Gross profit	$374	0.3%	$9,115	5.9%

	Six Months Ended June 30,
	2016		2015
		% of		% of
	(Thousands)	Revenue	(Thousands)	Revenue
East Segment
Revenue	$275,450		$278,587
Gross profit	$11,896	4.3%	$18,223	6.5%

East segment revenue decreased by $27.4 million, or 17.7% for the three months ended June 30, 2016 compared to the same period in 2015.  JCG’s Infrastructure & Maintenance division revenue decreased $32.1 million of which $26.3 million was from a large petrochemical project in Louisiana. This decrease was partially offset by a revenue increase at Cardinal Contractors of $2.6 million.

Revenue decreased by $3.1 million, or 1.1% for the six months ended June 30, 2016 compared to the same period in 2015.  Revenue at the JCG Infrastructure & Maintenance division decreased by $29.0 million mainly from the large petrochemical project in Louisiana.  JCG’s Heavy Civil division revenue increased by $16.8 million.  Increases in TX DOT and municipal projects of $23.2 million, increases of $4.8 million in LA DOT projects and increases of $9.8 million in Texas airport projects were offset by a decrease of $22.1 million from Mississippi DOT. Revenue at Cardinal Contractors increased $6.3 million as multiple ongoing projects in Texas started in the second half of 2015.

Gross Profit decreased by $8.7 million, or 95.9% for the three months ended June 30, 2016 compared to the same period in 2015.  The gross profit decrease at JCG’s Infrastructure & Maintenance division was $7.8 million due to the decreased volume from a large petrochemical project in Louisiana. JCG’s Heavy Civil division experienced a gross profit decrease of $1.2 million primarily related to the impact of weather delays and productivity issues on the TX DOT projects, including a reduction of $12 million for two Belton area jobs reflecting an increase in expected total costs and a reduction in the realization of expected claim recovery.

Gross profit decreased by $6.3 million or 34.7% for the six months ended June 30, 2016. The gross profit decrease at JCG’s Infrastructure and Maintenance division was $5.5 million from the decreased volume at the petrochemical project in Louisiana. JCG’s Heavy Civil division had a gross profit decrease of $2.4 million, mainly related to the impact of the weather delays and productivity issues on the TX DOT projects.

Gross profit as a percent of revenue decreased to 0.3% and 4.3% during the three and six months ended June 30, 2016, respectively, from 5.9% and 6.5% in the prior year periods, respectively, primarily as a result of decreased margins on the Texas Heavy Civil division jobs and the decreased volume on the Louisiana petrochemical project. The significant reduction for the quarter reflects the impact of the $12 million reduction for the two Belton area jobs.

Energy Segment

Revenue and gross profit for the Energy segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$106,900		$88,659
Gross profit	$11,510	10.8%	$6,937	7.8%

	Six Months Ended June 30,
	2016		2015
		% of		% of
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$223,420		$171,354
Gross profit	$25,467	11.4%	$14,370	8.4%

Revenue for the Energy segment increased by $18.2 million, or 20.6%, for the three months ended June 30, 2016, compared to the same period in 2015.  The primary differences were increased revenues of $34.3 million at the PES Industrial division and reduced revenues of $17.1 million at OnQuest.  For the PES Industrial division, the increase was related a petrochemical project in Louisiana.  OnQuest experienced decreased revenues primarily due to project delays and deferrals caused by the energy industry slowdown as a result of the decrease in the price of oil.

Revenue increased by $52.1 million, or 30.4%, for the six months ended June 30, 2016, compared to the same period in 2015. The revenues were higher by $57.9 million at the PES Industrial division and by $31.9 million at the PES Pipeline division. For the Industrial division, the increase was related to the petrochemical project in Louisiana partially offset by the reduction in revenue from the completion of a fertilizer plant project in the first quarter of 2015. For the Pipeline division, the revenue increase is primarily related to several smaller diameter pipeline projects in Texas. Revenues decreased by $30.7 million at OnQuest and by $8.8 million at the PES Saxon division, primarily from completion of prior year projects.

Gross profit for the three months ended June 30, 2016 increased by $4.6 million or 65.9%, compared to the same period in 2015. Gross profit at the PES Industrial division increased by $7.4 million as a result of increased revenues.  That increase was offset by the impact of revenue decreases of $1.6 million at other divisions of PES, $1.0 million at Aevenia and $0.5 million at OnQuest.

Gross profit for the six months ended June 30, 2016 increased by $11.1 million or 77.2%, compared to the same period in 2015. Gross profits increased by $12.5 million at the PES Industrial division and by $4.6 million at the PES Pipeline division as a result of increased revenues. For OnQuest, gross profit decreased by $3.8 million due to decreased revenues and to fees earned on a suspended project in the first quarter of 2015.

Gross profit as a percent of revenue increased to 10.8% and 11.4% during the three and six months ended June 30, 2016, respectively, from 7.8% and 8.4 % in the prior year periods, respectively, as a result of improved margins from the petrochemical project in Louisiana and the pipeline work in Texas.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2015 and June 30, 2016 and the changes in Fixed Backlog for the six months ended June 30, 2016 (in millions) are as follows:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for six months
	December 31,	Additions to	Recognized from	at June 30,	Non-Fixed Backlog	ended June 30,
Reportable Segment	2015	Fixed Backlog	Fixed Backlog	2016	Projects	2016
West	$577.1	$258.0	$162.3	$672.8	$226.1	$388.4
East	752.3	155.8	267.0	641.1	8.5	275.5
Energy	187.8	83.2	204.6	66.4	18.8	223.4
Total	$1,517.2	$497.0	$633.9	$1,380.3	$253.4	$887.3

Revenues recognized from non-Fixed Backlog projects shown above are generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties.

As of June 30, 2016, our total Fixed Backlog was $1.38 billion representing a decrease of $136.9 million, or 9.0% compared to the $1.52 billion as of December 31, 2015.  We expect that approximately 56% of the total Fixed Backlog at June 30, 2016, will be recognized as revenue over the next four quarters, with approximately $306 million expected for the West segment, $410 million for the East segment and $63 million for the Energy segment.

MSA Backlog

The following table outlines historical MSA revenues for the past six quarters ($ in millions):

	Quarterly MSA Revenues
	2015	2016
First Quarter	90.7	$105.2
Second Quarter	134.1	142.2
Third Quarter	175.6
Fourth Quarter	164.7

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2016 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2016
West	$487.1
East	4.0
Energy	41.5
Total	$532.6

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
West	$848.6	$972.7	$949.3	$1,077.3	$1,283.8	$1,159.9
East	962.9	935.7	810.9	756.3	724.2	645.1
Energy	331.8	290.6	289.6	254.3	186.7	107.9
Total	$2,143.3	$2,199.0	$2,049.8	$2,087.9	$2,194.7	$1,912.9

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

Our cash and cash equivalents totaled $97.1 million at June 30, 2016 compared to $161.1 million at December 31, 2015. The primary reason for the decrease was to fund the working capital needs of construction projects, purchase of equipment and other operating needs of the Company. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the six months ended June 30, 2016, capital expenditures were approximately $42.1 million, while the amount of depreciation, amortization and equipment sales during this period was approximately $39.8 million.  Purchases as of June 30, 2016 included the purchase of $13.4 million of specialty directional drilling/tunneling equipment from Pipe Jacking Unlimited, Inc. in June 2016.  Excluding the Pipe Jacking equipment purchases, capital expenditures are expected to total $55 million to $60 million for the 2016 year, which would be more in line with our historical practice.

Cash Flows

Cash flows during the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six months ended
	June 30,
	2016	2015
	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$5,498	$(17,261)
Net cash used in investing activities	(40,525)	(23,382)
Net cash used in financing activities	(28,980)	(12,852)
Net change in cash and cash equivalents	$(64,007)	$(53,495)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended
	June 30,
	2016	2015	Change
	(Thousands)
Operating Activities:
Operating income	$17,406	$12,194	$5,212
Depreciation and amortization	34,089	31,882	2,207
Stock-based compensation expense	710	524	186
Gain on sale of property and equipment	(2,293)	(24)	(2,269)
Changes in assets and liabilities	(35,211)	(55,007)	19,796
Net other expense and tax provision	(9,203)	(6,830)	(2,373)
Net cash (used by) provided by operating activities	$5,498	$(17,261)	$22,759

The net change in assets and liabilities during the six months ended June 30, 2016 resulted in a use of cash of $35.2 million, compared to $55.0 million in the prior year, a decrease in the usage of cash of $19.8 million. The $19.8 million change in assets and liabilities is outlined below:

•

The decrease in the use of cash relating to construction projects, which included the change in accounts receivable, customer retention deposits, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings and accounts payable totaled $43.7 million.  This compares to $40.8 million for the same period in the prior year.  This increase in the use of cash of $2.9 million was primarily due to the increase in revenues of $11.0 million for the six months ended June 30, 2016 compared to the same period in 2015.

The primary changes for this use of cash of $32.7 million from December 31, 2015 to June 30, 2016 were as follows:

•

Accounts receivable decreased by $2.5 million reflecting the lower level of billed construction work during the six months ended June 30, 2016 compared to the third and fourth quarter of 2015. At June 30, 2016 accounts receivable represented 29.2% of our total assets compared to 28.3% at the end of 2015. With the exception of two specific collection issues on two large projects (see the discussion in the “Receivable Collection Actions” below), we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections;

•

Costs and estimated earnings in excess of billings increased by $17.2 million. The increases are primarily associated with the time lag from when revenues were earned until the customer can be billed, the result of either contractual terms or the billing lag at the end of each month. The change was also impacted by estimated realization of claims and unapproved change orders. The increase during the six months ended June 30, 2016 was approximately $6.1 million for JCG, $6.8 million for PES, $3.8 million for Q3C and $0.5 million for the other operating units;

•	Billings in excess of costs and estimated earnings decreased by $17.6 million primarily reflecting the completion of work paid for in advance; and

•

Accounts payable decreased by $11.1 million at June 30, 2016, compared to a modest increase in accounts payable of $0.4 million at June 30, 2015. This resulted in an increase of $11.5 million of cash usage for the six months ended June 30, 2016 compared to the same period in 2015.

•	At June 30, 2016 there were no earn-out liabilities, which was a decrease of $4.9 million compared to the liability at June 30, 2015.

•

Uninstalled inventory decreased by $2.7 million at June 2016 compared to an increase of $6.7 million at June 2015. This resulted in a decrease of $9.4 million of cash usage for the six months ended June 30, 2016 compared to the same period in 2015.

•

Accrued expenses and other current liabilities increased by $7.3 million at June 2016, compared to an increase of $3.8 million at June 2015. This resulted in an increase of $3.5 million of cash for the six months ended June 30, 2016 compared to the same period in 2015.

Investing activities

During the six months ended June 30, 2016, we purchased property and equipment for $42.1 million in cash compared to $35.7 million during the same period in the prior year.  This amount included a $13.4 million purchase of specialty directional drilling/tunneling equipment from Pipe Jacking Unlimited, Inc. in June 2016.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. Over the past years, ownership has resulted in lower overall equipment costs.

Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. Excluding the Pipe Jacking purchases, capital expenditures, primarily for construction equipment, are expected to total $55 million to $60 million for 2016 which would be in line with our historical practice.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $5.7 million during the six months ending June 30, 2016 and $3.6 million during the same period in 2015.

On January 29, 2016, we purchased the net assets of Mueller for $4.1 million in cash and in the prior year, on February 28, 2015, we purchased the net assets of Aevenia for $22.3 million in cash.

Financing activities

Financing activities used cash of $29.0 million for the six months ended June 30, 2016, which was net of several transactions, which included:

•	$24.3 million in repayment of long-term debt and the repayment of $0.5 million in capital leases;

•	Dividend payments of $5.7 million to our stockholders during the six months ended June 30, 2016; and

•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 10 — “Credit Agreements” in Item 1, Financial Statements of this Second Quarter 2016 Report.

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

During the six months ended June 30, 2016 and 2015, the Company paid $0.42 million and $0.41 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the six months ended June 30, 2016 and 2015, Primoris paid $0.126 million and $0.131 million, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leases a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the six months ended June 30, 2016 and 2015, Primoris paid $0.023 million and $0.05 million, respectively, in lease payments. The lease was terminated early at March 31, 2016.

Primoris leases a property from Quality RE Partners, owned by six of the Q3C selling shareholders, of whom two are current employees, including Jay Osborn, an operations president in the West segment.  The property is located in Little Canada, Minnesota. During the six months ended June 30, 2016 and 2015, the Company paid $0.13 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022.

Primoris leases property from the sellers of the Mueller acquisition, which commenced January 29, 2016.  The property is located in Iowa. During the six months ended June 30, 2016, the Company paid $0.016 million in lease payments to the sellers.

Common stock

For a discussion of items affecting our common stock, please see Note 17 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second quarter 2016 Report.

Contractual Obligations

As of June 30, 2016, we had $250.6 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of June 30, 2016 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$250,555	$50,669	$92,982	$58,134	$48,770
Interest on long-term debt (1)	26,683	6,830	10,011	5,517	4,325
Equipment operating leases	12,528	5,070	5,127	2,221	110
Real property leases	10,644	3,851	5,459	1,334	—
Real property leases—related parties	7,155	1,490	2,494	1,704	1,467
	$307,565	$67,910	$116,073	$68,910	$54,672
Letters of credit	$17,361	$12,361	$5,000	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

On September 2, 2015, the U.S. Court of Appeals for the 7th Circuit reversed the decision of the District Court and ruled that the withdrawal was effective in 2011 as had been asserted by the PLCA. The Plan provided the Company with a revised withdrawal liability amount which was approximately the amount originally accrued. During the first quarter of 2016, the Company received a revised payment schedule reflecting all the prior payments. While the Company and other members of the PLCA are engaged in arbitration to further reduce the amount owed, the Company will continue to make payments as required by the Plan-provided payment schedule. Based on this schedule and the Company’s ongoing payments, the liability recorded as of June 30, 2016 was $6,197.  The Company has no plans to withdraw from any other multi-employer agreements.

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

•

Letters of credit issued under our lines of credit. At June 30, 2016, we had letters of credit outstanding of $17.4 million, for international project engineering jobs in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second quarter 2016 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At June 30, 2016, equipment operating leases had a remaining commitment of $12.5 million and facility rental commitments were $17.8 million;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2016, we had $1.37 billion in outstanding bonds.  As of the date of this Second Quarter 2016 Report, we do not believe that it is likely that we would have to fund material claims under our surety arrangements;

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

Receivable Collection Actions

At June 30, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of $17.9 million. At June 30, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the six months ended June 30, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. In addition, the Company has pending litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the second quarter 2016.

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

At June 30, 2016, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2016 and December 31, 2015, due to the generally short maturities of these items. At June 30, 2016, we held no short term investments. In the periods where we have, we generally invest in in U.S. Treasury bills with various financial institutions that are backed by the federal government. We expect to hold our investments to maturity.

At June 30, 2016, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2016, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

At June 30, 2016, the Company is engaged in dispute resolution to enforce collection for two construction projects completed by the Company in 2014.  For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million, and for the other project, the Company has a receivable balance due of 17.9 million. At June 30, 2016, the Company has not recorded revenues in excess of cost for these two projects; however, the Company has specific reserves for both projects of approximately $26 million included in “billings in excess of costs and estimated earnings.” At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.

The dispute resolution for the $32.9 million receivable involves contractually required international arbitration for four separate construction projects. As part of the process of filing claims and counter-claims with the arbitration tribunal, the Company determined in the fourth quarter of 2015 that there were no remaining claims from the owner for two of the smaller projects for which the Company had been paid in full. As a result, the Company recorded approximately $2 million in revenues and margin in that quarter. During the six months ended June 30, 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. In addition, the Company has pending litigation against the sureties who provided lien and stop payment release bonds for the total amount owed.

The second project (reflecting the balance due of $17.9 million) involved two small jobs (with separate contracts) that were part of the larger project. A dispute over the termination of these two small jobs was mediated by the owner and Company in April 2016. As a result of the mediation, the Company recorded additional revenue and profit of $0.5 million during the second quarter 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Fourth Amendment to Credit Agreement, dated as of May 12, 2016, by and among the Private Bank and Trust Company and other financial institutions party to the Credit Agreement (*)
10.2	Fourth Letter Amdnment to Note Purchase and Private Shelf Agreement, dated as of April 30, 2013 (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 8, 2016	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1	Fourth Amendment to Credit Agreement, dated as of May 12, 2016, by and among the Private Bank and Trust Company and other financial institutions party to the Credit Agreement (*)
10.2	Fourth Letter Amdnment to Note Purchase and Private Shelf Agreement, dated as of April 30, 2013 (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith