Form 10-Q
period 2016-09-30
Primoris Services Corp
filed 2016-11-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

At November 7, 2016, 51,784,242 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$148,667	$161,122
Customer retention deposits and restricted cash	3,049	2,598
Accounts receivable, net	293,495	320,588
Costs and estimated earnings in excess of billings	156,391	116,455
Inventory and uninstalled contract materials	55,294	67,796
Prepaid expenses and other current assets	16,965	18,265
Total current assets	673,861	686,824
Property and equipment, net	286,886	283,545
Deferred tax asset - long-term	1,075	1,075
Intangible assets, net	31,423	36,438
Goodwill	123,445	124,161
Other long-term assets	2,174	211
Total assets	$1,118,864	$1,132,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,486	$124,450
Billings in excess of costs and estimated earnings	98,291	139,875
Accrued expenses and other current liabilities	111,473	93,596
Dividends payable	2,848	2,842
Current portion of capital leases	353	974
Current portion of long-term debt	53,632	54,436
Total current liabilities	401,083	416,173
Long-term capital leases, net of current portion	17	22
Long-term debt, net of current portion	213,790	219,853
Other long-term liabilities	12,790	12,741
Total liabilities	627,680	648,789
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,784,242 and 51,676,140 issued and outstanding at September 30, 2016 and December 31, 2015	5	5
Additional paid-in capital	166,662	163,344
Retained earnings	323,594	319,899
Non-controlling interest	923	217
Total stockholders’ equity	491,184	483,465
Total liabilities and stockholders’ equity	$1,118,864	$1,132,254

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$507,828	$555,945	$1,395,085	$1,432,270
Cost of revenues	457,699	484,298	1,262,394	1,276,122
Gross profit	50,129	71,647	132,691	156,148
Selling, general and administrative expenses	35,994	38,545	101,150	110,852
Impairment of goodwill	2,716	—	2,716	—
Operating income	11,419	33,102	28,825	45,296
Other income (expense):
Foreign exchange gain (loss)	(92)	(721)	288	(425)
Other income (expense)	(278)	361	(278)	272
Interest income	31	4	122	22
Interest expense	(2,246)	(1,903)	(6,754)	(5,563)
Income before provision for income taxes	8,834	30,843	22,203	39,602
Provision for income taxes	(4,078)	(11,764)	(9,244)	(15,159)
Net income	$4,756	$19,079	$12,959	$24,443

Less net income attributable to noncontrolling interests	(252)	(72)	$(706)	(126)

Net income attributable to Primoris	$4,504	$19,007	$12,253	$24,317
Earnings per share:
Basic	$0.09	$0.37	$0.24	$0.47
Diluted	$0.09	$0.37	$0.24	$0.47
Weighted average common shares outstanding:
Basic	51,780	51,672	51,759	51,637
Diluted	52,034	51,824	51,978	51,789

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,959	$24,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	46,430	43,452
Amortization of intangible assets	5,015	5,082
Impairment of goodwill	2,716	—
Gain on sale of property and equipment	(3,361)	(901)
Stock-based compensation expense	1,169	787
Changes in assets and liabilities:
Customer retention deposits and restricted cash	(451)	(1,583)
Accounts receivable	27,093	(45,968)
Costs and estimated earnings in excess of billings	(39,936)	(47,561)
Other current assets	13,865	(5,453)
Accounts payable	10,036	4,669
Billings in excess of costs and estimated earnings	(41,584)	(14,657)
Contingent earnout liabilities	—	(5,271)
Accrued expenses and other current liabilities	18,580	31,712
Other long-term assets	(1,963)	(2,385)
Other long-term liabilities	49	(3,067)
Net cash provided by (used in) operating activities	50,617	(16,701)
Cash flows from investing activities:
Purchase of property and equipment	(52,137)	(52,440)
Proceeds from sale of property and equipment	7,763	6,139
Sale of short-term investments	—	30,992
Cash paid for acquisitions	(4,108)	(22,302)
Net cash used in investing activities	(48,482)	(37,611)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,000	42,328
Repayment of capital leases	(626)	(1,086)
Repayment of long-term debt	(36,867)	(31,597)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,439	1,621
Dividends paid	(8,536)	(6,966)
Cash distribution to non-controlling interest holder	—	(29)
Net cash provided by (used in) financing activities	(14,590)	4,271
Net change in cash and cash equivalents	(12,455)	(50,041)
Cash and cash equivalents at beginning of the period	161,122	139,465
Cash and cash equivalents at end of the period	$148,667	$89,424

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash paid during the year for:
Interest	$6,654	$5,652

Income taxes, net of refunds received	$2,079	$10,527

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)

Dividends declared and not yet paid	$2,848	$2,842

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015 to engineer and construct gas-fired power generation facilities:  Carlsbad Power Constructors joint venture (“Carlsbad”) and ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”). Both projects are located in the Southern California area and both are expected to be completed in 2018. The joint venture operations are included as part of the West segment. As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIE’s”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements. Financial information for the joint ventures is presented in Note 11— “Noncontrolling Interests”.

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Aevenia is an energy and electrical construction company that specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota,

South Dakota and Iowa.  On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million. Mueller operates as a division of Aevenia.  See Note 7 — “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on February 29, 2016, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2015, have been omitted.

This Third Quarter 2016 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

During the three and nine months ended September 30, 2016, revenues generated by the top ten customers were approximately $272 million and $805 million, respectively, which represented 53.5% and 57.7%, respectively, of total revenues during the periods. During these respective periods, a Louisiana petrochemical project represented 10.3% and 11.6% of total revenues, respectively, and the Texas Department of Transportation (“TX DOT”) represented 7.9% and 10.4% of total revenues, respectively.

During the three and nine months ended September 30, 2015, revenues generated by the top ten customers were approximately $325 million and $848 million, respectively, which represented 58.5% and 59.2%, respectively, of total revenues during the periods. During these periods, a large pipeline operator represented 6.7% and 10.3% of total revenues and TX DOT represented 9.9% and 10.0% of total revenues, respectively.

At September 30, 2016, approximately 15.4% of the Company’s accounts receivable were due from one customer, and that customer provided 11.6% of the Company’s revenues for the nine months ended September 30, 2016. In addition, of total accounts receivable, approximately 11.2% are currently in dispute resolution. See Note 18 – “Commitments and Contingencies”.

At September 30, 2015, approximately 6.6% of the Company’s accounts receivable were due from one customer, and that customer provided 7.9% of the Company’s revenues for the nine months ended September 30, 2015. In addition, approximately 13.2% of total accounts receivable at September 30, 2015 were in dispute resolution. See Note 18 — “Commitments and Contingencies”.

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with Generally Accepted Accounting Principles (“GAAP”), any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, the Company withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 18 — “Commitments and Contingencies”.  The Company has no plans to withdraw from any other agreements.

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

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which has also had several clarifying updates issued during 2016. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The guidance permits two implementation approaches, the “full retrospective method” that requires restatement of prior years and the “modified retrospective method” that requires prospective application of the new standard as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of adopting the ASU on the Company’s financial position, results of operations, cash flows and related disclosures.  The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative-effect adjustment as of the date of adoption.

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

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendment to the Consolidation Analysis”, which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015. As of January 1, 2016, the Company adopted this ASU, which did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2016:
Cash and cash equivalents	$148,667	$148,667	—	—
Goodwill	$123,445	$—	—	$123,445
Liabilities as of September 30, 2016:
None

Assets as of December 31, 2015:
Cash and cash equivalents	$161,122	$161,122	—	—
Goodwill	$126,161	$—	—	$126,161
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

As discussed in Note 8 — “Goodwill and Intangible Assets”, during the third quarter 2016, the Company recorded a goodwill impairment operating charge of $2,716 as a result of the Company’s plan to divest the Texas heavy civil business unit.  The impairment is a Level 3 adjustment, since it is valued based on significant unobservable inputs, which are based primarily on discounted cash flow estimates for the JCG reporting unit.

Other than the impairment of goodwill and the remaining goodwill balances, there were no other Level 3 amounts as of September 30, 2016 and December 31, 2015; however, the following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, 2016 and 2015:

	Significant Unobservable Inputs
	(Level 3)
	2016	2015
Contingent Consideration Liability
Beginning balance, January 1, 2016 and 2015	$—	$6,922
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability during year	—	125
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	—	(5,000)
Reduction due to non-attainment of performance target – Ram Fab and Vadnais	—	(596)
Ending balance, September 30, 2016 and 2015	$—	$1,451

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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	September 30,	December 31,
	2016	2015
Contracts receivable, net of allowance for doubtful accounts of $490 at September 30, 2016 and $480 at December 31, 2015, respectively	$259,561	$288,300
Retention receivable	32,878	31,396
	292,439	319,696
Other accounts receivable	1,056	892
	$293,495	$320,588

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,	December 31,
	2016	2015
Costs incurred on uncompleted contracts	$4,833,755	$5,413,224
Gross profit recognized	395,630	625,280
	5,229,385	6,038,504
Less: billings to date	(5,171,285)	(6,061,924)
	$58,100	$(23,420)

This amount is included in the accompanying consolidated balance sheets under the following captions:

	September 30,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$156,391	$116,455
Billings in excess of cost and estimated earnings	(98,291)	(139,875)
	$58,100	$(23,420)

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

On January 29, 2016, the Company’s subsidiary, Aevenia, acquired certain assets and liabilities of Mueller Concrete Construction Company ("Mueller") for $4.1 million. The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2016, the Company finalized its estimate of fair value of the acquired assets of Mueller, which included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller operates as a division of Aevenia.  Goodwill largely consists of expected benefits from providing foundation expertise for Aevenia’s construction efforts in underground line work, substations and telecom/fiber.  Goodwill also includes the value of the assembled workforce that the Mueller acquisition provides to the Aevenia business.  Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

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

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2016 and 2015

The following pro forma information for the three and nine months ended September 30, 2016 and 2015 presents the results of operations of the Company as if the 2016 Mueller acquisition and the 2015 Aevenia acquisition had occurred at the beginning of 2015. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 40.0% for the three and nine months ended September 30, 2016 and the same period in 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$507,828	$557,020	$1,395,443	$1,438,493
Income before provision for income taxes	$8,834	$30,903	$22,274	$38,539
Net income attributable to Primoris	$4,504	$19,043	$12,297	$23,669

Weighted average common shares outstanding:
Basic	51,780	51,672	51,759	51,637
Diluted	52,034	51,824	51,978	51,789

Earnings per share:
Basic	$0.09	$0.37	$0.24	$0.46
Diluted	$0.09	$0.37	$0.24	$0.46

Note 8—Goodwill and Intangible Assets

Goodwill was recorded as follows:

		September 30,	December 31,
Reporting Unit	Segment	2016	2015
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG	East	40,150	42,866
PES	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	7,152	5,152

Total Goodwill		$123,445	$124,161

As discussed in Note 20 — “Planned Divestiture of Texas Heavy Civil Business Unit”, during the third quarter 2016, the Company made a decision to divest its Texas heavy civil business unit, a division of JCG within the East Construction Services segment.  The Company will continue to operate the division while actively seeking a buyer.  In accordance with the provisions of ASC 350, the planned divestiture required a valuation of the goodwill recorded on the JCG books.  The analysis of goodwill in the JCG reporting unit resulted in a pretax, non-cash goodwill impairment charge of approximately $2.7 million.

At September 30, 2016 and December 31, 2015, intangible assets totaled $31,423 and $36,438, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis, as follows:

	Amortization	September 30,	December 31,
	Period	2016	2015
Tradename	3 to 10 years	$12,518	$15,019
Non-compete agreements	2 to 5 years	1,054	1,424
Customer relationships	3 to 15 years	17,851	19,995
		$31,423	$36,438

Amortization expense of intangible assets was $1,766 and $1,712 for the three months ended September 30, 2016 and 2015, respectively, and amortization expense for the nine months ended September 30, 2016 and 2015 was $5,015 and $5,082, respectively. Estimated future amortization expense for intangible assets is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2016 (remaining three months)	$1,607
2017	6,165
2018	5,719
2019	5,511
2020	3,112
Thereafter	9,309
$31,423

Note 9—Accounts Payable and Accrued Liabilities

At September 30, 2016 and December 31, 2015, accounts payable amounted to $134,486 and $124,450, respectively.  These balances included retention amounts for the same periods of approximately $9,919 and $8,375, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	September 30,	December 31,
	2016	2015
Payroll and related employee benefits	$36,499	$33,358
Insurance, including self-insurance reserves	46,003	44,695
Reserve for estimated losses on uncompleted contracts	15,487	7,261
Corporate income taxes and other taxes	6,097	2,447
Accrued administrative cost	2,975	1,415
Other	4,412	4,420
	$111,473	$93,596

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

The Company also entered into two secured mortgage notes payable to a bank in December 2015, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

Revolving Credit Facility

As of September 30, 2016, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $17,118 at September 30, 2016 and $12,105 at December 31, 2015.  Other than commercial letters of credit, there were no borrowings under this line of credit during the nine months ended September 30, 2016, and available borrowing capacity at September 30, 2016 was $107,882.

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

On July 25, 2013, the Company drew $25 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85%, paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

On November 9, 2015, the Company drew $25 million available under the Additional Senior Notes Agreement. The notes are due November 9, 2025 and bear interest at an annual rate of 4.6%, paid quarterly in arrears. Seven annual principal payments of $3.6 million are required from November 9, 2019, with a final payment due on November 9, 2025.

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

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including, among others, minimum tangible net worth, senior debt/EBITDA ratio, debt service coverage requirements and a minimum balance for unencumbered net book value for fixed assets. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at September 30, 2016.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2016 and December 31, 2015, letters of credit outstanding totaled $1,624 and $2,179 in Canadian dollars, respectively.  At September 30, 2016, the available borrowing capacity was $6,376 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At September 30, 2016, OnQuest Canada, ULC was in compliance with the covenant.

Note 11 — Noncontrolling Interests

The Company owns a 50% interest in two separate joint ventures, each of which has been determined to be a variable interest entity (“VIE”), and the Company was determined to be the primary beneficiary in each as a result of its significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect was recognized for the income attributable to the noncontrolling interests. The net assets of the joint ventures are restricted for use by the specific project and are not available for general operations of the Company.

The Carlsbad joint venture operating activities began in September 2015 and are included in the Company’s consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$608	$1,020	$7,276	$1,020
Net income attributable to noncontrolling interests	367	67	653	67

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the nine months ending September 30, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company's consolidated balance sheets as follows:

	September 30,	December 31,
	2016	2015

Cash	$4,631	$1,952
Accounts receivable	$—	$955
Costs and estimated earnings in excess of billings	$124	$—
Current liabilities	$3,757	$2,562

The Wilmington joint venture operating activities began in October 2015 and are included in the Company's consolidated statements of income as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$6,140	$—	$11,057	$—
Net income attributable to noncontrolling interests	590	—	758	—

The Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the nine months ending September 30, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	September 30,	December 31,
	2016	2015

Cash	$4,667	$2,339
Accounts receivable	$1,435	$2,003
Current liabilities	$5,249	$4,247

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

During the nine months ended September 30, 2016 and 2015, the Company paid $635 and $621, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2016 and 2015, Primoris paid $190 and $193, respectively, in lease payments.  The current term of the lease is through December 31, 2017.

Primoris leased a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington.  During the nine months ended September 30, 2016 and 2015, Primoris paid $23 and $68, respectively, in lease payments.  The lease terminated on March 31, 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom one is a current employee, Jay Osborn, an operations president in the West segment. The property is located in Little Canada, Minnesota.  During the nine months ended September 30, 2016 and 2015, the Company paid $198 in both periods in lease payments to Quality RE Partners.  The lease expires in October 2022.

Primoris leases certain equipment and property from the sellers of the Mueller acquisition, on a month-to-month basis. The property is located in Iowa. During the nine months ended September 30, 2016, the Company paid $18 in lease payments to the sellers.

Note 14—Stock-Based Compensation

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

The Company’s Board of Directors has granted 249,065 Restricted Stock Units (“Units”) to executives under the Equity Plan.  The grants were documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At September 30, 2016, a total of 99,256 Units were vested.  The vesting schedule for the remaining Units follows:

Number of
Units
For the Years Ending December 31,	to Vest
2016 (remaining three months)	—
2017	74,394
2018	25,138
2019	48,219
2020	2,058
149,809

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For both the nine months ended September 30, 2016 and 2015, the Company recognized $1,169 and $787, respectively, in compensation expense.  At September 30, 2016, approximately $2.6 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 3.5 years through April 1, 2020.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan) which will be accrued as additional Units.  At September 30, 2016, a total of 1,450 Dividend Equivalent Units were accrued.

Note 15—Income Taxes

The Company determines its best current estimate of the annual effective tax rate using expected pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The effective tax rate on income including noncontrolling interests for the nine months ended September 30, 2016 was 42.1%. The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 43.0%.  The rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially nondeductible meals and incidental per diem expenses common to the construction industry.

The Company’s federal income tax returns are no longer subject to examination for tax years before 2013. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, the tax years 2010 through 2015 remain open to examination by the other taxing jurisdictions in which the Company operates.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse. The effects of remeasurement of deferred tax assets and liabilities resulting from changes in tax rates are recognized in income in the period of enactment.

Note 16—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2015 and 2016 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 24, 2015	March 31, 2015	April 15, 2015	$0.040
May 1, 2015	June 30, 2015	July 15, 2015	$0.055
August 4, 2015	September 30, 2015	October 15, 2015	$0.055
November 3, 2015	December 31, 2015	January 15, 2016	$0.055
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 15, 2017	$0.055

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Primoris	$4,504	$19,007	$12,253	$24,317

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,780	51,672	51,759	51,637
Dilutive effect of shares issued to independent directors	4	3	4	3
Dilutive effect of restricted stock units (1)	250	149	215	149
Weighted average shares for computation of diluted earnings per share	52,034	51,824	51,978	51,789

Earnings per share attributable to Primoris:
Basic	$0.09	$0.37	$0.24	$0.47
Diluted	$0.09	$0.37	$0.24	$0.47

(1)	Represents the dilutive effect of a grant of 249,065 Units and 1,450 vested Dividend Equivalent Units.

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

In February 2016 and August 2016, the Company issued 10,450 shares and 11,745 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.  In March and August 2015, the Company issued 8,168 shares and 9,748 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 14 — “Stock Based Compensation”, as of September 30, 2016, the Board of Directors has granted a total of 249,065 shares of Units under the Equity Plan and these Units have accrued 1,450 Dividend Equivalent Units.

Share repurchase plan —The Company's Board of Directors has authorized a share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5 million. The share repurchase program expires December 31, 2016.

Note 18—Commitments and Contingencies

Leases  — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2016 was $5,671 and $16,467, respectively, compared to $3,753 and $14,144 for the same periods in 2015.  The amounts for the three and nine months ended September 30, 2016 included lease payments made to related parties of $370 and $1,101, respectively compared to $360 and $1,080 for the same periods in 2015.

Letters of credit  — At September 30, 2016, the Company had letters of credit outstanding of $17,118, and at December 31, 2015, the Company had letters of credit outstanding of $13,679. The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At September 30, 2016 and December 31, 2015, the Company had bid and completion bonds issued and outstanding totaling approximately $1,539,254 and $1,483,877, respectively.

NTTA settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”).  On February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.  One of the defendants paid the Company $8 million to remove all of their liability. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use its $17 million to pay for a third-party contractor approved by the NTTA. At September 30, 2016, the remaining accrual balance was $15.8 million. In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Legal proceedings —The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed  in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for both projects.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.

For the second project, the Company had recorded a receivable of $17.9 million. During the third quarter 2016, the Company settled the dispute with an exchange of general releases and receipt of $38 million in cash.  The Company has changed its zero estimate of profit and has accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

SEC Inquiry — Beginning in October 2014, the Company has been cooperating with an inquiry by the staff of the Securities and Exchange Commission which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  The Company is continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, the Company is unable to predict when the staff’s inquiry will conclude or the outcome.

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of

Q3C.  During the first quarter of 2016, the Company received a final payment schedule.  Based on this schedule, the liability recorded as of September 30, 2016 was $5,926.  The Company has no plans to withdraw from any other agreements.

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

Segment Revenues

Revenue by segment for the three months ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,
	2016		2015
		% of		% of
		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue
West	$264,463	52.1%	$258,414	46.5%
East	122,854	24.2%	183,635	33.0%
Energy	120,511	23.7%	113,896	20.5%
Total	$507,828	100.0%	$555,945	100.0%

Revenue by segment for the nine months ended September 30, 2016 and 2015 were as follows:

	For the nine months ended September 30,
	2016		2015
		% of		% of
		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue
West	$652,850	46.8%	$684,798	47.8%
East	398,304	28.6%	462,222	32.3%
Energy	343,931	24.6%	285,250	19.9%
Total	$1,395,085	100.0%	$1,432,270	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,
	2016		2015
		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue
West	$42,191	16.0%	$39,810	15.4%
East	(27,253)	(22.2%)	15,400	8.4%
Energy	35,191	29.2%	16,437	14.4%
Total	$50,129	9.9%	$71,647	12.9%

Gross profit by segment for the nine months ended September 30, 2016 and 2015 were as follows:

	For the nine months ended September 30,
	2016		2015
		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue
West	$87,390	13.4%	$91,718	13.4%
East	(15,357)	(3.9%)	33,623	7.3%
Energy	60,658	17.6%	30,807	10.8%
Total	$132,691	9.5%	$156,148	10.9%

Segment Goodwill

The following presents the amount of goodwill recorded by segment at September 30, 2016 and at December 31, 2015.

	September 30,	December 31,
Reportable Segment	2016	2015
West	$45,239	$45,239
East	40,150	42,866
Energy	38,056	36,056
Total	$123,445	$124,161

As discussed in Note 20 — “Planned Divestiture of Texas Heavy Civil Business Unit”, during the third quarter 2016, the Company made a decision to divest its Texas heavy civil business unit,  a division of JCG within the East Construction Services segment.  The Company will continue to operate the division while actively seeking a buyer.  Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the balance sheet of JCG.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million.

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1% generated from sources outside of the United States. At September 30, 2016, approximately 1.0% of total assets were located outside of the United States.

Note 20—Planned Divestiture of Texas Heavy Civil Business Unit

In an October 11, 2016 press release, the Company announced that it planned to divest its Texas heavy civil business unit which operates as a division of JCG.  The Company has engaged a financial advisor to assist in the sale.  The Company will continue to operate the division while actively seeking a buyer.

The Company recorded a charge of $37.3 million during the three months ending September 30, 2016 for the Belton area projects which are part of the Texas heavy civil business that the Company is planning to divest.  This charge includes a reduction of the expected profitability of certain projects in the Belton, Texas area for the division and a reduction of costs and estimated earnings in excess of billings and an increase to the reserve for anticipated job losses.

The following table shows the revenues and gross profit of the Texas heavy civil business unit which is included in the revenues and gross profit tables for the East segment in Note 19 – “Reportable Segments”.

	Three Months Ended September 30,
	2016		2015
		% of		% of
		Revenue		Revenue
Revenue	$48,441		$57,545
Gross profit	$(32,438)	(67.0%)	$391	0.7%

	Nine Months Ended September 30,
	2016		2015
		% of		% of
		Revenue		Revenue
Revenue	$178,356		$143,130
Gross profit	$(39,966)	(22.4%)	$(6,523)	(4.6%)

At September 30, 2016, the Texas heavy civil balance sheet included property, plant and equipment with a net book value of $50,984.  Additional balance sheet items include the following:

	September 30,	December 31,
	2016	2015
Accounts receivable	$27,167	$15,935
Costs and estimated earnings in excess of billings	$16,990	$15,302
Inventory and uninstalled contract materials	$36,394	$43,360
Billings in excess of costs and estimated earnings	$36,855	$45,193
Reserve for estimated losses on uncompleted contracts	$13,917	$4,242

In addition, under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the JCG books.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter 2016.

There can be no assurance that the Company will enter into a sales transaction for the division nor is it possible to determine at this time the impact on results of operations or cash flow from a potential transaction.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (“Third Quarter 2016 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2016 Report, our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2016 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2016 Report and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We recognize revenues and profitability on our contracts depending on the type of contract. For our fixed price, or lump sum, contracts, we record revenue as the work progresses on a percentage-of-completion basis, which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract. Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price, time and material, and cost-plus contracts, we recognize revenue as units are completed or services are performed.

The Company segregates its business into three operating segments, which include:  The West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment.  The following is a brief description of each of our reportable segments and business activities.

The West segment includes the underground and industrial operations and construction services performed by ARB, Inc. (“ARB”), ARB Structures, Inc. (“ARB Structures”), Rockford Corporation (“Rockford”), Q3 Contracting, Inc. (“Q3C”), and Vadnais Trenchless Services, Inc. (“Vadnais”).  ARB and ARB Structures perform work primarily in California; while, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States. The segment also included two joint venture operations.  The West segment consists of business headquartered primarily in the western United States.

The East segment includes the James Construction Group (“JCG”) Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris, LLC and Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States and includes heavy civil construction and infrastructure and maintenance operations.  The Company has announced that it plans to divest the Texas heavy civil business unit, which is included as a part of the East segment.

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

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  Aevenia is an energy and electrical construction company that specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services. The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”). Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa. On January 29, 2016, Aevenia acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million.

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

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Market	September 2016	December 2015	September 2015
Underground capital projects	12%	12%	14%
Utility services	35%	34%	33%
Industrial	19%	16%	16%
Heavy Civil	27%	30%	29%
Engineering	2%	4%	4%
Other	5%	4%	4%
Total	100%	100%	100%

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations will remain at lower levels for an extended period. While there was some improvement in the price of oil in the second and third quarters of 2016, the increase has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenues and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. We use estimates in our assessments of revenue recognition under percentage-of-completion accounting with estimated future job profitability, estimation of any loss provision, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions.

As described in our Annual Report on Form 10-K for the year ended December 31, 2015, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and contingencies. There have been no material changes to our critical accounting policies since December 31, 2015.

Results of Operations

Consolidated Results

Revenues

Revenue was $507.8 million for the third quarter of 2016, representing a decrease of $48.1 million, or 8.7%, from the third quarter of 2015.  The decreased revenues were primarily at JCG as revenues at the heavy civil division declined by $33.7 million due to decreases in work for the state departments of transportation, and at PES as reduced work, primarily for midstream customers, reduced revenues by $12.0 million for the Pipeline division project completions in 2015 reduced revenue by $21.1 million at the ARB Industrial and Saxon divisions and at OnQuest.  These declines were partially offset by $27.5 million revenue recognized from the collection of one of the disputed receivables discussed in the “Receivable Collection Actions” paragraph below.

For the nine months ended September 30, 2016, revenue decreased by $37.2 million, or 2.6%, to $1,395 million from the same period in 2015.  Revenues at Rockford decreased by $83.3 million, reflecting the impact of completion of pipeline projects in 2015.  Revenues also declined at the JCG heavy civil division by $16.9 million, by $56.3 million at the Industrial and Maintenance division and by $42.8 million at OnQuest, reflecting completion of a micro LNG project in 2015.  These revenue declines were partially offset by increased revenues of $49.4 million at the large petrochemical project in Louisiana, and increases at ARB Underground, ARB Structures and Q3C totaling $54.3 million.  The declines were also partially offset by revenues from the collection of the disputed receivables in the third quarter as discuused in the “Receivable Collection Actions” paragraph below.

Gross Profit

Gross profit was $50.1 million for the third quarter of 2016, representing a decrease of $21.5 million, or 30.0% compared to the third quarter of 2015.  Gross profit declined by $33.8 million at the JCG heavy civil division, primarily due to the projects within the Texas heavy civil operations which are planned to be divested.  In addition, declines at the large petrochemical project in Louisiana, a productivity issue on a PES project in Texas and the reduced revenues from PES midstream customers totaled approximately $12.5 million.  These gross profit declines were partially offset by $26.7 million gross profit realized from the collection of one of the disputed receivables discussed in the “Receivable Collection Actions” paragraph below.

For the nine months ended September 30, 2016, gross profit decreased by $23.5 million to $132.7 million from the same period in 2015.  The declines in gross profit from the revenue decreases at the JCG Heavy Civil division from the state departments of transportation customers and the impact of the projects in the Texas heavy civil operations which are planned to be divested, as discussed below, were approximately $36.2 million.  The revenue decline at OnQuest and a productivity issue at a PES project in Texas resulted in a gross profit decline of $13.1 million.  These declines were partially offset by gross profit realized from the collection of the disputed receivable in the third quarter, as discussed in the “Receivable Collection Actions” paragraph below.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses of $36.0 million, decreased $2.6 million, or 6.6%, for the three months ended September 30, 2016, compared to $38.6 million for the same period in 2015. The decrease was primarily due to a $1.5 million reduction in payroll related expenses and a reduction in professional fees of $1.2 million.

SG&A expense as a percentage of revenue for the three months ended September 30, 2016 increased to 7.1% compared to 6.9% for the corresponding period in 2015 primarily as a result of the decrease in revenues.

SG&A expense of $101.2 million decreased $9.7 million, or 8.8%, for the nine months ended September 30, 2016, compared to $110.9 million for the same period in 2015.  The decrease was primarily due to a $5.1 million reduction in professional fees, a decrease of $1.4 million in payroll related expenses and a decrease of $3.2 million in other administrative expenses.

SG&A as a percentage of revenue for the nine months ended September 30, 2016 decreased to 7.3% compared to 7.7% for the corresponding period in 2015, primarily as a result of the significant decrease in SG&A expenses between the two periods.

Planned JCG Texas Heavy Civil division divestiture

In the 2010 to 2011 time frame, the JCG Heavy Civil division was awarded five contracts by the Texas Department of Transportation (“TxDOT”) to perform work with a contract value in excess of $700 million along the I-35 highway corridor between Austin and Waco, Texas.  These jobs were managed by the JCG Belton, TX office.  The jobs have experienced delays from weather, labor shortages and delays in moving utilities.  As of June 30, 2016, for the five jobs JCG had recognized revenue of $414.0 million, costs of $437.5 million and a job loss of $23.5 million.  Billings were $416.0 million.  The net of the costs incurred, job losses and billings was reflected on the balance sheet as a costs and estimated earnings in excess of billings of $22.9 million less billings in excess of cost and estimated earnings of $24.9 million.  In addition, the balance sheet included uninstalled, but billed, materials of $29.4 million and a loss provision of $3.4 million.

During the third quarter of 2016, Primoris made the strategic decision to divest the JCG Texas Heavy Civil operations through the sale of the division.  The Company has engaged a banker to sell the division; however, the Company intends to continue operating the division during the sales process which the Company plans to begin during the fourth quarter.

At the end of the third quarter of 2016, JCG adjusted the estimated revenues and estimated costs for five of the jobs within the Texas heavy civil business.  Combined with the third quarter job activities, the adjustments resulted in revenues of $12.5 million, costs of $39.3 million, an increase to the loss provision of $10.5 million for a total gross loss of $37.3 million for the quarter.  The loss represents a combination of actual costs incurred in the quarter and the impact of eliminating any potential improvements in the current productivity efficiency trends.  This loss includes a reduction of the expected profitability of the five construction projects for the division and a reduction of costs and estimated earnings in excess of billings and an increase to the reserve for anticipated job losses.

Additional information for the business unit is found in Note 20 “Planned Divestiture of Texas Heavy Civil Business Unit” of Part I of this Third Quarter 2016 report.

There can be no assurance that we will enter into a sales transaction for the division nor is it possible to determine at this time the impact on results of operations or cash flow from a potential transaction.

Impairment of goodwill

During the third quarter of 2016, the Company determined that the Texas Heavy Civil division would be offered offered for sale.  The unit operates as a division of JCG within the East Construction Services segment.  The Company will continue to operate the division while actively seeking a buyer and has engaged a financial advisor to assist in the sale.   Revenues for this division for the twelve months ending December 31, 2015 were approximately $190 million.

Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the balance sheet of JCG.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter 2016.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands)		(Thousands)
Foreign exchange gain (loss)	$(92)	$(721)	$288	$(425)
Other income (expense)	(278)	361	(278)	272
Interest income	31	4	122	22
Interest expense	(2,246)	(1,903)	(6,754)	(5,563)
Total other income (expense)	$(2,585)	$(2,259)	$(6,622)	$(5,694)

For the three and nine months ended September 30, 2016, foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our Canadian subsidiary’s contracts are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference when the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government and other investments that may not be backed by the federal government.

The increase in interest expense for the three and nine months ended September 30, 2016 is due primarily to a $25 million increase in November 2015 in senior secured notes, an $8 million increase in December 2015 in mortgage notes and a $30 million increase in commercial equipment notes during 2016.

Provision for income taxes

The Company determines its best current estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 43.0% for the nine months ended September 30, 2016.  The rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially nondeductible meals and incidental per diem expenses common to the construction industry.

The Company recorded income tax expense for the three and nine months ended September 30, 2016 of $4.1 million and $9.2 million, respectively, compared to $11.8 million and $15.2 million for corresponding periods of 2015.

The effective tax rates for the three and nine months ended September 30, 2016 were 47.5% and 43.0%, respectively, compared to 38.2% and 38.4% for the corresponding periods of 2015. The increase in our estimated annual effective tax rate to 43.0% resulted in an increase in our effective tax rate to 47.5% for the three months ended September 30, 2016.  The estimated annual effective tax rate increased to 43.0% due to projected annual per diem payments remaining relatively constant despite a reduction in annual projected pre-tax earnings.

Segment results

West Segment

Revenue and gross profit for the West segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
West Segment
Revenue	$264,463		$258,414
Gross profit	$42,191	16.0%	$39,810	15.4%

	Nine Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
West Segment
Revenue	$652,850		$684,798
Gross profit	$87,390	13.4%	$91,718	13.4%

Revenue for the West segment increased by $6.0 million, or 2.3%, for the three months ended September 30, 2016, compared to the same period in 2015. This increase was the result of an increase at ARB Underground of $16.7 million, primarily the result of increased MSA work performed for one of the division’s major utility customers. The increase was partially offset by a decrease of $4.8 million at ARB Structures and $6.4 million at Q3C.

Year to date revenues for the West segment decreased by $31.9 million in 2016 compared to the nine months ended September 30, 2015, primarily the result of a decrease in volume at Rockford of $83.3 million reflecting the 2015 completion of a large pipeline project which had contributed $134.7 million in 2015. This decrease was partially offset by increases totaling $54.3 million (which included a $16.0 million increase at ARB Structures, an increase of $9.1 million at Q3C and a $29.2 million increase at ARB Underground).

Gross profit for the West segment increased by $2.4 million, or 6.0%, during the three months ended September 30, 2016, compared to the same period in 2015. Gross profit increased by $4.0 million at ARB Underground as a result of increased revenue. This increase was offset by a $1.6 million decrease in gross margin at the ARB Industrial division, primarily from a reduction in revenues as well as the lower margin joint venture work being performed in 2016.

Gross profit for the West segment decreased by $4.3 million, or 4.7%, during the nine months ended September 30, 2016, compared to the same period in 2015. This decrease was primarily driven by a $4.3 million decrease in gross margin at the ARB Underground division, primarily from a reduction in gross margin for its two largest utility customers, as well as inefficiencies from the delay in expected work for the second quarter 2016. The ARB Industrial division’s margin also decreased by approximately $4.9 million during the same period, primarily due to the substantial completion of an expansion project performed for a major oil and gas customer. The decreases were offset by a $6.8 million increase at Q3C.

Gross profit as a percentage of revenue increased slightly to 16.0% during the three months ended September 30, 2016, from 15.4% in the same period in 2015 primarily as a result of the increase profitability at the ARB Underground division. The increase was largely the result of closing out and approval of change order work relating to the division’s pipeline integrity program for a large utility customer.

Gross profit as a percentage of revenue during the nine months ended September 30, 2016 was 13.4%, the same as the same period in the prior year.

East Segment

Revenue and gross profit for the East segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
East Segment
Revenue	$122,854		$183,635
Gross profit	$(27,253)	(22.2%)	$15,400	8.4%

	Nine Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
East Segment
Revenue	$398,304		$462,222
Gross profit	$(15,357)	(3.9%)	$33,623	7.3%

East segment revenue decreased by $60.8 million, or 33.1% for the three months ended September 30, 2016 compared to the same period in 2015. JCG’s Infrastructure & Maintenance division revenue decreased $27.3 million, due primarily to a large petrochemical project in Louisiana. Revenue at JCG’s Heavy Civil division decreased $33.7 million due primarily to decreases in Texas DOT projects of $18.8 million, Mississippi DOT projects of $19.7 million and Louisiana DOT projects of $8.9 million partially offset by increases in Arkansas DOT projects of $3.3 million and Louisiana and Texas airport projects of $10.6 million.

Revenue decreased by $63.9 million, or 13.8%, for the nine months ended September 30, 2016 compared to the same period in 2015.  Revenue at the JCG Infrastructure & Maintenance division decreased by $56.3 million due primarily to the large petrochemical project in Louisiana and decreases in Texas work. JCG’s Heavy Civil division revenue decreased by $16.9 million. JCG Heavy Civil decreases in Louisiana DOT projects of $6.9 million, Mississippi DOT projects of $41.8 million and Texas DOT projects of $2.0 million were offset by increases in Arkansas DOT projects of $3.0 million, Texas municipal projects of $4.3 million and airport projects of $21.7 million.  Revenue at Cardinal Contractors increased $6.0 million as multiple ongoing projects in Texas started late in 2015 and early in 2016.

Gross profit decreased by $42.7 million, or 277%, for the three months ended September 30, 2016 compared to the same period in 2015. The gross profit decrease at JCG’s Infrastructure & Maintenance division was $9.6 million due to the decreased volume from a large petrochemical project in Louisiana. JCG’s Heavy Civil division experienced a gross profit decrease of $33.8 million related to the delays and productivity issues associated with Texas DOT projects, including a reduction of $37.3 million for the Belton area projects that are included as part of the Texas heavy civil business that is planned for divestiture.

Gross profit decreased by $49.0 million, or 146%, for the nine months ended September 30, 2016. The gross profit decrease at JCG’s Infrastructure & Maintenance division was $15.1 million as a result of decreased revenues. Gross profit decreased at JCG’s Heavy Civil division by $36.2 million, mainly related to the delays and productivity issues for the Belton area construction projects that are part of the Texas heavy civil business that is planned to be divested, as well as the the reduced volume on Mississippi DOT projects.

Gross profit as a percent of revenue decreased to -22.2% and -3.9% during the three and nine months ended September 30, 2016, respectively, from 8.4% and 7.3% in the prior year periods, respectively, as a result of decreased margins on the Belton area projects within the Texas heavy civil division.

Energy Segment

Revenue and gross profit for the Energy segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$120,511		$113,896
Gross profit	$35,191	29.2%	$16,437	14.4%

	Nine Months Ended September 30,
	2016		2015
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$343,931		$285,250
Gross profit	$60,658	17.6%	$30,807	10.8%

Revenue for the Energy segment increased by $6.6 million, or 5.8%, for the three months ended September 30, 2016, compared to the same period in 2015. Excluding the effect of the collection of one of the disputed receivables discussed in the “Receivable Collection Actions” paragraph below (the “Collection”), revenue for the third quarter of 2016 was $93.0 million, for a decline of $20.9 million, or 18.3% compared to the same period in 2015. The Industrial division revenues increased by net of $12.1 million as its work at the large petrochemical plant in Louisiana offset reductions from projects completed in 2015.  The increase at the Industrial division was offset by decline of $12.0 million at the Pipeline division primarily from reduced work for oil and gas midstream customers, a reduction of $12.1 million at OnQuest from completion of a micro LNG project and $7.0 million at Saxon primarily as a result of the substantial completion of a project in Pennsylvania during 2015.

Revenue increased by $58.7 million, or 20.6%, for the nine months ended September 30, 2016, compared to the same period in 2015. Excluding the impact of the Collection, revenue increased by $30.7 million, or 10.8%.  Revenues were higher by $70.0 million at the PES Industrial division and by $19.4 million at the PES Pipeline division.  For the Industrial division, the increase was primarily due to the petrochemical project in Louisiana, and for the Pipeline division the increase was from several smaller diameter pipeline projects in Texas.  Revenues decreased by $42.8 million at OnQuest and $15.8 million at the PES Saxon division, primarily from completion of prior year projects.

Gross profit for the three months ended September 30, 2016 increased by $18.8 million, or 114.1%, compared to the same period in 2015. Excluding the impact of the Collection, gross profit decreased by $7.9 million, or 48.3%.  Gross profit at the PES Industrial division was reduced by $1.4 million as a result of productivity issues on a project in

Texas partially offset by the increased margins from the petrochemical project in Louisiana.  OnQuest, Aevenia and PES all experienced reduced profits totaling approximately $3.5 million as a result of their reduced volume.

Gross profit for the nine months ended September 30, 2016 increased by $29.9 million, or 97.0%, compared to the same period in 2015. Excluding the impact of the Collection, gross profit increased by $3.6 million, or 11.5%.  Gross profit at the PES Industrial division increased by $11.1 million as a result of increased volume at the petrochemical project in Louisiana partially offset by the productivity issues on a project in Texas and by $8.9 million at OnQuest and PES as a result of reduced volume.

Excluding the impact of the Collection, gross profit as a percent of revenue decreased to 9.1% during the three months ended September 30, 2016 from 14.4% for the same period in the prior year. The decrease was due primarily to by the impact of the productivity issues on a Texas project and the completion of projects in the prior year. Excluding the impact of the collection, gross profit as a percent of revenue during the nine months ended September 30, 2016 increased to 10.9% from 10.8% for the same period in the prior year, reflecting primarily the impact of the large petrochemical project.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States with approximately 1% generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners.  For the Company, backlog is defined as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts such as for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance. We will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2015 and September 30, 2016 and the changes in Fixed Backlog for the nine months ended September 30, 2016 (in millions) are as follows:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for Nine Months
	December 31,	Additions to	Recognized from	at September 30,	Non-Fixed Backlog	ended September 30,
Reportable Segment	2015	Fixed Backlog	Fixed Backlog	2016	Projects	2016
West	$577.1	$961.5	$274.9	$1,263.7	$378.0	$652.9
East	752.3	282.4	386.5	648.2	11.8	398.3
Energy	187.8	350.3	317.3	220.8	26.6	343.9
Total	$1,517.2	$1,594.2	$978.7	$2,132.7	$416.4	$1,395.1

Revenues recognized from non-Fixed Backlog projects shown above are generated by projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties.

As of September 30, 2016, our total Fixed Backlog was $2.13 billion, representing an increase of $615.5 million, or 40.6%, compared to $1.52 billion as of December 31, 2015. For the quarter ended September 30, 2016, fixed backlog grew by $752 million. We expect that approximately 52% of the total Fixed Backlog at September 30, 2016 will be recognized as revenue over the next four quarters, with approximately $493 million expected for the West segment, $409 million for the East segment and $204 million for the Energy segment.

During the third quarter of 2016, Spring Ridge Constructors, LLC (“Spring Ridge”), a joint venture of which Rockford is a 25% partner, signed a contract with Atlantic Coast Pipeline, LLC for an approximately 600 mile pipeline in Virginia and North Carolina.  While Rockford has not completed its contracts with Spring Ridge, an estimated amount of $625 million has been included in the fixed backlog amount.  Rockford is not expected to start construction for this contract during the next twelve months.

At the end of the third quarter 2016, backlog for the JCG Texas heavy civil division totaling $395 million was included in the total Fixed Backlog.

MSA Backlog

The following table outlines historical MSA revenues for the past seven quarters ($ in millions):

	Quarterly MSA Revenues
	2015	2016
First Quarter	90.7	$105.2
Second Quarter	134.1	142.2
Third Quarter	175.6	160.2
Fourth Quarter	164.7

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2016 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2016
West	$521.7
East	4.0
Energy	36.6
Total	$562.3

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
West	$972.7	$949.3	$1,077.3	$1,283.8	$1,159.9	$1,785.4
East	935.7	810.9	756.3	724.2	645.1	652.2
Energy	290.6	289.6	254.3	186.7	107.9	257.4
Total	$2,199.0	$2,049.8	$2,087.9	$2,194.7	$1,912.9	$2,695.0

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

Our cash and cash equivalents totaled $148.7 million at September 30, 2016 compared to $161.1 million at December 31, 2015. The primary reason for the decrease was to fund purchases of equipment, acquisitions and dividend payments.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the nine months ended September 30, 2016, capital expenditures were approximately $52.1 million, while the amount of depreciation, amortization and equipment sales during this period was approximately $59.2 million.  Purchases as of September 30, 2016 included the purchase of $13.4 million of specialty directional drilling/tunneling equipment from Pipe Jacking Unlimited, Inc. in June 2016.  Excluding the Pipe Jacking equipment purchases, capital expenditures are expected to total $40 million to $45 million for the 2016 year.

Cash Flows

Cash flows during the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine months ended
	September 30,
	2016	2015
	(Thousands)
Change in cash:
Net cash provided by (used in) operating activities	$50,617	$(16,701)
Net cash used in investing activities	(48,482)	(37,611)
Net cash provided by (used in) financing activities	(14,590)	4,271
Net change in cash and cash equivalents	$(12,455)	$(50,041)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended
	September 30,
	2016	2015	Change
	(Thousands)
Operating Activities:
Operating income	$28,825	$45,296	$(16,471)
Depreciation and amortization	51,445	48,534	2,911
Stock-based compensation expense	1,169	787	382
Loss (gain) on sale of property and equipment	(3,361)	(901)	(2,460)
Impairment of goodwill	2,716	—	2,716
Changes in assets and liabilities	(14,311)	(89,564)	75,253
Net other expense and tax provision	(15,866)	(20,853)	4,987
Net cash (used by) provided by operating activities	$50,617	$(16,701)	$67,318

The net change in assets and liabilities during the nine months ended September 30, 2016 resulted in a net use of cash of $14.3 million, compared to a net use of $89.6 million in the nine months of the prior year, an improvement in cash flow of $75.3 million. The primary reason for the improvement was an improvement of $73.1 million in accounts receivable for the current year compared to 2015.  This improvement was the result of a reduction in retainage of $21.8 million, primarily at Rockford, and a reduction of $38.5 million in accounts receivable at PES reflecting successful collection efforts including collection of one of the disputed receivables discussed in the “Receivable Collection Actions” paragraph below.

For the nine months ended September 30, 2016, the use of cash for changes in assets in liabilities was $14.3 million.  The more significant changes are outlined as follows:

•

Accounts receivable decreased by $27.1 million, reflecting both the collection of one of the disputed receivables discussed in the “Receivable Collection Actions” paragraph below and successful collection efforts. For non-disputed receivables, our days sales outstanding declined from 46.5 days at December 31, 2015 to 38.3 days at September 30, 2016.  In addition to maintaining an excellent collection history, we have certain lien rights that can provide additional security for collections. At September 30, 2016 accounts receivable represented 26.2% of our total assets compared to 28.3% at the end of 2015;

•

Costs and estimated earnings in excess of billings (“CIE”) increased by $39.9 million. CIE results primarily from either time lags between revenue recognition and contractual billing terms or the billing lag at the end of each month. The increase during the nine months ended September 30, 2016 was approximately $22.6 million for Rockford, for its new Florida work, and month-end billing lags of $9.9 million for ARB and $7.3 million for Q3C;

•

Billings in excess of costs and estimated earnings decreased by $41.6, million primarily reflecting the completion of work paid for in advance, such as a reduction of $6.5 million at ARB and $13.4 million for JCG’s TxDOT work as well as a $7.6 million reduction as a result of the resolution of one of the disputed receivables;

•	Uninstalled inventory decreased by $13.9 million at September 30, 2016; and

•	Accounts payable increased by $10.0 million and accrued expenses and other current liabilities increased by $18.6 million at September 30, 2016.

Investing activities

During the nine months ended September 30, 2016, we purchased property and equipment for $52.1 million in cash compared to $52.4 million during the same period in the prior year.  This amount included a $13.4 million purchase of specialty directional drilling/tunneling equipment from Pipe Jacking Unlimited, Inc. in June 2016.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workloads when needed. Over the past years, ownership has resulted in lower overall equipment costs.

We periodically sell and acquire equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $7.8 million during the nine months ending September 30, 2016 and $6.1 million during the same period in 2015.

On January 29, 2016, we purchased the net assets of Mueller for $4.1 million in cash and in the prior year, on February 28, 2015, we purchased the net assets of Aevenia for $22.3 million in cash.

Financing activities

Financing activities used cash of $14.6 million for the nine months ended September 30, 2016, which was net of several transactions, which included:

•	$30.0 million in proceeds from the issuance of debt secured by our equipment;

•	$36.9 million in repayment of long-term debt and the repayment of $0.6 million in capital leases;

•	Dividend payments of $8.5 million to our stockholders during the nine months ended September 30, 2016; and

•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 10 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2016 Report.

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

During the nine months ended September 30, 2016 and 2015, the Company paid $0.64 million and $0.62 million, respectively, in lease payments to SIGI for the use of these properties.

Primoris leases a property from Roger Newnham, a former owner and current employee of our subsidiary, OnQuest Canada, ULC. The property is located in Calgary, Canada. During the nine months ended September 30, 2016 and 2015, Primoris paid $0.190 million and $0.193 million, respectively, in lease payments. The current term of the lease is through December 31, 2017.

Primoris leased a property from Lemmie Rockford, one of the Rockford sellers, which commenced November 1, 2011.  The property is located in Toledo, Washington. During the nine months ended September 30, 2016 and 2015, Primoris paid $0.023 million and $0.068 million, respectively, in lease payments. The lease was terminated early at March 31, 2016.

Primoris leases a property from Quality RE Partners, owned by three of the Q3C selling shareholders, of whom one is a current employee, Jay Osborn, an operations president in the West segment.  The property is located in Little Canada, Minnesota. During the nine months ended September 30, 2016 and 2015, the Company paid $0.2 million in both periods, in lease payments to Quality RE Partners. The lease expires in October 2022.

Primoris leases property from the sellers of the Mueller acquisition, which commenced January 29, 2016.  The property is located in Iowa. During the nine months ended September 30, 2016, the Company paid $0.018 million in lease payments to the sellers.

Common stock

For a discussion of items affecting our common stock, please see Note 17 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2016 Report.

Contractual Obligations

As of September 30, 2016, we had $267.8 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of September 30, 2016 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Long-term debt and capital lease obligations	$267,791	$57,713	$101,808	$63,497	$44,773
Interest on long-term debt (1)	26,290	7,049	10,119	5,297	3,825
Equipment operating leases	33,096	9,809	15,836	7,433	18
Real property leases	9,599	3,674	4,965	960	—
Real property leases—related parties	6,789	1,508	2,321	1,710	1,250
	$343,565	$79,753	$135,049	$78,897	$49,866
Letters of credit	$17,118	$12,118	$5,000	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C.  During the first quarter of 2016, the Company received a final payment schedule.  Based on this schedule, the liability recorded as of September 30, 2016 was $5,926.  The Company has no plans to withdraw from any other agreements.

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

•

Letters of credit issued under our lines of credit. At September 30, 2016, we had letters of credit outstanding of $17.1 million, for international project engineering jobs in our Energy segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2016 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At September 30, 2016, equipment operating lease commitments were $33.1 million and facility rental commitments were $16.4 million;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2016, we had $1.54 billion in outstanding bonds.  As of the date of this Third Quarter 2016 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•	Certain of our subsidiaries are parties to collective bargaining agreements with unions which may create future obligations not recorded on our balance sheet;

•	Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries; and

•	Employment agreements with executive officers or with executives from acquired companies may create obligations.

Receivable Collection Actions

The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed  in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, for both projects, the Company used a zero profit margin approach to recording revenues during the construction period.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.

For the second project, the Company had recorded a receivable of $17.9 million. During the third quarter 2016, the Company settled the dispute with an exchange of general releases and receipt of $38 million in cash.  The Company has changed its zero estimate of profit and has accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

At September 30, 2016, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2016 and

December 31, 2015, due to the generally short maturities of these items. At September 30, 2016, we held no short term investments. In the periods where we have, we generally invest in in U.S. Treasury bills with various financial institutions that are backed by the federal government. We expect to hold our investments to maturity.

At September 30, 2016, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2016, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, the Company successfully completed the implementation of an integrated financial system in the West segment, excluding the Q3C operations.  With the completion of the conversion from the previous system, virtually all of the Company’s operations use the same information platform allowing the Company to establish more consistent financial and operational controls.  The Company has started planning for the conversion of the legacy Q3C systems to the common platform, but at this time, no specific time frame for implementation has been established.

Other than the conversion of the financial system in the West segment, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed  in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, for both projects, the Company used a zero profit margin approach to recording revenues during the construction period.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.

For the second project, the Company had recorded a receivable of $17.9 million. During the third quarter 2016, the Company settled the dispute with an exchange of general releases and receipt of $38 million in cash.  The Company has changed its zero estimate of profit and has accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

SEC Inquiry – Beginning in October 2014, we have been cooperating with an inquiry by the staff of the Securities and Exchange Commission which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, we are unable to predict when the staff’s inquiry will conclude or the outcome.

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

PRIMORIS SERVICES CORPORATION

Date: November 8, 2016	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith