Form 10-K
period 2016-12-31
Primoris Services Corp
filed 2017-02-28
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $780.9 million based upon the closing price of such common equity as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter). On February 28, 2017, there were 51,564,658 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

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

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length — from several weeks to as long as 60 months for completion of larger projects. Although we have not been dependent upon any one customer, in any year a small number of customers tend to constitute a substantial portion of our total revenues.

The Company’s common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  Founded as ARB, Inc. (“ARB”) in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell company).

Our service capabilities and geographic footprint have expanded primarily through the following four significant acquisitions over the last eight years.

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

In 2012, we purchased Sprint Pipeline Services, L.P. (“Sprint”), a Texas based company headquartered near Houston, which we renamed as Primoris Energy Services (“PES”).  PES provides a comprehensive range of pipeline construction, maintenance, upgrade, fabrication and specialty services primarily in the southeastern United States.

In November 2012, we purchased Q3 Contracting, Inc., a privately-held Minnesota corporation (“Q3C”).  Based in Little Canada, Minnesota (north of St. Paul), Q3C specializes in small diameter pipeline and gas distribution construction, restoration and other services, primarily in the upper Midwest region of the United States.

In addition to these primary acquisitions, we have entered into several agreements to purchase smaller businesses or business assets to start a business as we continue to seek opportunities to expand our skill sets or operating locations.  These include The Saxon Group (“Saxon”) and The Silva Group (“Silva”) (merged with JCG) which we acquired in 2012.  During 2014 we acquired Vadnais Trenchless Services, Inc. (“Vadnais”) and made three small acquisitions consisting of the purchase of the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”).  In February 2015, we acquired the net assets of Aevenia, Inc.  In 2016, we further enhanced our market reach with the purchase of the net assets of Mueller Concrete Construction Company

(“Mueller”) and Northern Energy & Power (“Northern”).  We continue to evaluate potential acquisition candidates especially those with strong management teams with good reputations.

In October 2016, the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.

Reportable Segments

The Company segregates its business into three reportable segments:  the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais.  ARB and ARB Structures perform work primarily in California.  Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest of the United States. The segment also includes two joint venture operations.  The West segment consists of business headquartered primarily in the Western United States.

The East segment includes the JCG Heavy Civil division, JCG Infrastructure and Maintenance division, BW Primoris and Cardinal Contractors, Inc. construction businesses, located primarily in the Southeastern United States and the Gulf Coast region of the United States.  In October 2016, the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.

The Energy segment includes the operations of the Primoris Energy Services (“PES”) pipeline and gas facility construction and maintenance operations and the PES Industrial division, whose operations are located primarily in the southeastern United States and in the Gulf Coast region.  Also included are the Primoris Aevenia, Inc. (“Aevenia”), Mueller, Northern, Surber and Ram-Fab operations and the OnQuest, Inc. and OnQuest Canada, ULC operations, which provide for the design and installation of liquid natural gas (“LNG”) facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

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

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

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

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through JCG, we expanded our customer base to include a significant presence in the Gulf Coast region of the United States; with Q3C, we expanded into the upper Midwest United States; and with Rockford, we operate throughout the United States.  Over time, the various acquisitions have also changed the composition of our customer base with significant increases in state agency projects. We enter into a large number of contracts each year and the projects can vary in length — from several weeks, to as long as 60 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included many of the leading energy and utility companies in the United States, including, among others, Enterprise Liquids Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Sempra Energy, Williams, NRG, Chevron, Calpine, and Kinder Morgan.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2016	2015	2014
Chemical/energy producer	10.4%	9.0%	*
Private gas and electric utility	10.1%	9.0%	7.0%
Texas DOT	9.7%	9.5%	8.8%
Public gas and electric utility	9.2%	6.2%	6.9%
Pipeline operator	6.2%	*	*
Pipeline operator	*	8.6%	*
Gas utility	*	6.6%	*
Petrochemical producer	*	*	7.9%
Pipeline operator	*	*	5.8%
Totals	45.6%	48.9%	36.4%

(*)Indicates a customer with less than 5% of revenues during such period.

As can be seen from the table, the customers accounting for revenues in excess of 5% each year varies from year to year due to the nature of our business.  A large construction project for a customer may result in significant revenues in that one year, with significantly less revenues in subsequent years after project completion.

For the years ended December 31, 2016, 2015 and 2014, 60.4%, 59.4% and 53.6%, respectively, of total revenues were generated from the top ten customers of the Company in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2016:

					Remaining
			Approximate	Estimated	Backlog at
			Contract	Completion	December 31,
Segment	Project	Location	Amount	Date	2016
			(Millions)		(Millions)
West	500 MW Natural Gas Simple Cycle Power Plant	Carlsbad, CA	$206	10/2018	$191
West	125 Mile Natural Gas Pipeline	Central Florida	$230	06/2017	$107
East	I-49 Parkway	Broussard, LA	$63	05/2017	$27
East	Bell IH-35 — LP 363 To Troy	Troy, TX	$129	02/2018	$51
Energy	340MW EPC Simple Cycle Gas Turbine	Mid-Atlantic	$62	04/2018	$60
East & Energy	Industrial facility	Lake Charles, LA	$475	07/2017	$92

Competition

We face substantial competition on large construction projects from both regional and national contractors. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the types of project and services offered.

We compete with different companies in different end markets.  For example, large competitors in our underground markets include Quanta Services, Inc. and MasTec Inc.; competitors in our industrial end markets include Kiewit Corporation; and competitors in our highway services include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company. In each market we may also compete with local, private companies.

We believe that the primary factors influencing competition in our industry are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we have the ability to compete favorably in all of these factors.

Geographic Areas — Financial Information

The majority of the Company’s revenues are derived from customers and projects geographically located in the United States with approximately 1% generated from sources outside the United States.  Assets located outside the United States also represent approximately 1% of total assets of the Company.  Our revenue from operations in Canada is primarily derived from our Energy segment’s office in Calgary, Canada, but relates to specific projects in other countries, including in the Far East and Australia.

Risks Attendant to Foreign Operations

In 2016 less than 1% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost plus fixed fee.  A substantial portion of our revenue is derived from contracts that are fixed price or fixed unit price contracts. Under a fixed unit price contract, we are committed to providing materials or services required by a project at fixed unit prices.  While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the party retaining us, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Under a fixed price contract, we undertake to provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. The materials required under a fixed price contract, such as pipe, turbines, boilers and vessels, are often supplied by the party retaining us.

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

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely contractors, our current and projected workload, the likelihood of additional work, and the project’s cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project. Project costs are accumulated and monitored regularly against billings and payments to assure proper understanding of cash flow on the project.

Most contracts provide for termination of the contract for the convenience of the owner. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages, in the event schedules are not met. To date, these provisions have not materially adversely affected us.

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

Employees

We believe that our employees are the most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for approximately 6,800 hourly employees helps us to instill in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2016, we employed 1,133 salaried employees and 6,793 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction work in progress. During the calendar year 2016, the aggregate number of employees ranged from approximately 5,500 to 8,000.

The following is a summary of employees by status and location as of December 31, 2016:

							Other
	CA	LA	TX	CO	FL	MN	US	Canada	Total
Salaried	219	222	409	59	32	45	142	5	1,133
Hourly	1,422	1,500	1,601	565	358	131	1,201	15	6,793
Total	1,641	1,722	2,010	624	390	176	1,343	20	7,926

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our “Code of Ethics” (including a separate supplement which applies to our CEO, CFO and senior financial executives) and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the “Investors/Governance” tab.  We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain copies of these items from our website.

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

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties, many of which are described below (not necessarily in probability of occurrence or order of importance).  The following list is not all-inclusive, and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available or other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may have a material adverse effect on our business in the future.  This Form 10-K includes projections, assumptions and beliefs that are intended to be “forward looking statements” and should be read in conjunction with the discussion of “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

A substantial portion of our revenues and profits is generated from construction projects, the awarding of which we do not directly control.  The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

Much of the work that we perform in the highway markets involves funding by federal, state and local governments.  This funding is subject to fluctuation based on the budgets and operating priorities of the various government agencies.

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

Conversely, government regulations may increase the demand for our pipeline services.  The anticipation by utilities that coal-fueled power plants may become uneconomical to operate because of potential environmental regulations has increased demand for gas pipeline construction for utility customers.

Many of our customers are regulated by federal and state government agencies and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by the Federal Energy Regulatory Commission, or FERC, and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide which could reduce demand for our services.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2016, 2015 and 2014 was approximately 45%, 47%, and 64%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced in the current period.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 60% of our revenue in 2016, 59% of our revenue in 2015 and 53% of our revenue in 2014. However, the customers included in our top ten customer list generally vary from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller Master Services Agreements (“MSA”) contracts.  For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenues generated from work for that customer may fluctuate significantly.

We also generate ongoing revenues from our MSA customers, which are generally comprised of regulated gas utilities.  If we were to lose one of these customers, our revenue could significantly decline.  Reduced demand for our services by larger construction customers or a loss of a significant MSA customer could have an adverse effect on our business.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2016, 2015 and 2014, revenue attributable to our services outside of the United States was 0.6%, 0.9% and 1.0% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiary, OnQuest Canada, ULC, construction activities have occurred in several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

Backlog is an indicator of future revenues; however, recognition of revenues from backlog does not necessarily ensure that the projects will be profitable.  Poor project or contract performance could impact profits from contracts included in backlog.  For projects for which a loss is expected, future revenues will be recorded with no margin, which may reduce the overall margin percentage for work performed.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profits or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2016, 2015 and 2014 was 35%, 39% and 23%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2016, 2015 and 2014 was 45%, 43%, and 32%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

Weather can significantly affect our revenues and profitability.

Our ability to perform work and meet customer schedules can be affected by weather conditions such as snow, ice and rain.  Weather may affect our ability to work efficiently and can cause project delays and additional costs.  Our ability to negotiate change orders for the impact of weather on a project could impact our profitability.  In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

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

We occasionally present claims or change orders to our clients and subcontractors for additional costs exceeding a contract price or for costs not included in the original contract price.  Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions.  They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work.  Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect for customer-caused delays, errors in specifications and designs, contract terminations or other causes of unanticipated additional costs, such as costs caused by negative weather conditions.  These costs may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows, and an overall ability to recover change orders and claims could have a negative impact on our financial condition, results of operations and cash flows.

For some projects we may guarantee a timely completion or provide a performance guarantee which could result in additional costs, such as liquidated damages, to cover our obligations.

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

As of December 31, 2016, approximately 32% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 84 collective bargaining agreements to which we are a party, 62 expire during 2017 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

As part of our growth strategy, we intend to acquire companies that expand, complement or diversify our business.  Acquisitions may expose us to operational challenges and risks, including, among others:

•	The diversion of management’s attention from the day-to-day operations of the combined company;
•	Managing a significantly larger company than before completion of an acquisition;
•	The assimilation of new employees and the integration of business cultures;
•	Training and facilitating the Company’s internal control processes within the acquired organization;
•	Retaining key personnel;
•	The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	Challenges in keeping existing customers and obtaining new customers;
•	Challenges in combining service offerings and sales and marketing activities;
•	The assumption of unknown liabilities of the acquired business for which there are inadequate reserves;
•	The potential impairment of acquired goodwill and intangible assets; and
•	The inability to enforce covenants not to compete.

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

We may not be able to divest underperforming operations at a price acceptable to us which could adversely affect our financial results.

In the fourth quarter of 2016, we announced a plan to divest our Texas heavy civil operations.  We have engaged an investment banking firm to market and sell the assets.  However, there can be no assurance that we will be able to sell the related assets at a price and terms that are acceptable to us.  If we are unable to sell the business unit, we may incur additional costs and expenses as we complete the projects currently under contract, which may include retention bonus amounts and other incentives that could be needed to complete the projects.  These additional costs and expenses could adversely affect our financial results.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) was signed into law in the U.S.  This legislation expanded health care coverage to many uninsured individuals and expands coverage to those already insured. The 2016 election results may cause changes to the ACA, which may cause us to incur additional healthcare and other costs for which we may not be reimbursed by our customers.  While we may be able to increase our customer billing rates to reflect such increased expense, there can be no guarantee that we will be able to pass these costs to our customers or that our competition will increase their bids to reflect the increased healthcare costs.  For our multi-year highway projects, we may not be able to anticipate further increases in healthcare costs associated with the healthcare reform legislation.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and intangible assets of the business we acquire. At December 31, 2016, our balance sheet included goodwill of $127 million and intangible assets of $33 million resulting from previous acquisitions.   Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

We may not be able to meet all of the requirements of the new revenue recognition standard in a timely manner.

The FASB issued a new accounting standard, ASU 2014-09, “Revenue—Revenue from Contracts with Customers”, that supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards.  It also requires significant additional disclosures for revenue recognition.  While our initial expectation is that the standard may not have a material impact on our financial results, implementation of the standard will require significant changes to our information and documentation systems to meet the disclosure requirements of the standard.  If we cannot complete the required system improvements in a timely manner, we may need to disclose a material weakness in internal control over financial reporting.  That disclosure could result in a loss of investor confidence and decrease in the market value of our common stock, the reduced ability to obtain financing and the loss of customers.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2016, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission:  Internal control—Integrated Framework (2013).

We successfully completed the implementation of an integrated financial system in the majority of our West segment in 2016, excluding the Q3C operations.  With the completion of the conversion from the previous system, virtually all of the Company’s operations use the same information platform, allowing the Company to establish more consistent financial and operational controls.  While we plan to convert Q3C operations to the same platform in 2017, there can be no assurance that the conversion will be completed on schedule, which would mean continued use of manual processes and controls, which tend to increase the risk of control deficiencies.

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

Starting in the fourth quarter of 2014, the Company’s management, outside counsel and Audit Committee of the Board of Directors have been reviewing and analyzing various issues relating to the methods used by the Company’s subsidiaries to recognize revenue and estimate contingencies for construction projects in progress.  The Company has implemented a number of changes in the documentation of contingencies and the control processes surrounding the recognition of revenue.  The Company continues to focus on making improvements that will enhance the controls and documentation.

We have been cooperating with an inquiry by the staff of the Securities and Exchange Commission, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, we are unable to predict when the staff’s inquiry will conclude or the outcome.  Depending on the outcome of the inquiry, a government entity or other third party could bring an action and seek injunctions, fines, civil and criminal penalties, or other remedies, or assert other claims or litigation against the Company with respect to any issues that might arise in connection with the inquiry.  Findings from the inquiry could result in a loss of investor confidence and decrease in the market value of our common stock, the reduced ability to obtain financing and the loss of customers.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders.  Our Articles of Incorporation permit us to issue up to 90 million shares of common stock of which 51.58 million were outstanding at December 31, 2016.  While NASDAQ rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

As of December 31, 2016 our Chairman of the Board beneficially owned approximately 20% of the outstanding shares of our common stock. He may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. The East and Energy segments of our business have regional offices located in Baton Rouge, Louisiana; Houston, Fort Worth and Pasadena, Texas; Suwanee, Georgia; and Sarasota and Fort Lauderdale, Florida.  The Energy segment also has business offices located in San Dimas, California and in Calgary, Canada. The West segment has regional offices located in Lake Forest, Pittsburg, San Francisco, Bakersfield and San Diego, California, Little Canada, Minnesota and offices located in Hillsboro, Oregon; Denver, Colorado and Montrose, Pennsylvania.

We lease most of the facilities used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2023.  The aggregate lease payments made for our facilities in 2016 were approximately $5.7 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

We lease some of our facilities from Stockdale Investment Group, Inc. (“SIGI”).  We believe that these leases were entered into on similar terms as would have been negotiated with an independent third party.  Our Chairman of the Board of Directors and our largest stockholder, Brian Pratt and his family, holds a majority interest of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI. We intend to purchase the SIGI properties in the first quarter of 2017.

Property, Plant and Equipment

We own and maintain both construction and transportation equipment. To upgrade and expand our equipment fleet, we spent approximately $58.0 million in 2016 and in 2015 we spent approximately $67.1 million and in 2014 we spent approximately $88.0 million. We estimate that our capital equipment includes the following:

•	Heavy construction and specialized equipment—3,443 units; and
•	Transportation equipment—5,083 units.

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

The following summarizes total property, plant and equipment, net of accumulated depreciation, as of December 31, 2016 and 2015:

	2016	2015	Useful Life
	(In Thousands)	(In Thousands)
Land and buildings	$56,878	$56,248	Buildings 30 Years
Leasehold improvements	12,147	9,650	Lease Life
Office equipment	8,083	5,958	3 - 5 Years
Construction equipment	370,562	340,895	3 - 7 Years
Transportation equipment	98,113	93,613	3 - 18 Years
	545,783	506,364
Less: accumulated depreciation and amortization	(268,437)	(222,819)
Net property, plant and equipment	$277,346	$283,545

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings

The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for both projects.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect. The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed and a trial is currently scheduled for the fourth quarter of 2017.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We had outstanding 51,576,442 shares of common stock and 394 stockholders of record as of December 31, 2016. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2016 and 2015.

	Market price per
	Share
	High	Low
Year Ended December 31, 2016
First quarter	$25.25	$18.10
Second quarter	$24.86	$17.60
Third quarter	$21.07	$16.13
Fourth quarter	$24.53	$18.71

Year Ended December 31, 2015
First quarter	$22.98	$16.75
Second quarter	$20.00	$17.07
Third quarter	$19.75	$16.26
Fourth quarter	$23.79	$17.17

Dividends

The following table shows cash dividends to our common stockholders declared by the Company during the two years ended December 31, 2016:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 24, 2015	March 31, 2015	April 15, 2015	$0.040
May 1, 2015	June 30, 2015	July 15, 2015	$0.055
August 4, 2015	September 30, 2015	October 15, 2015	$0.055
November 3, 2015	December 31, 2015	January 15, 2016	$0.055
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055

On February 21, 2017, the Board of Directors declared a $0.055 per common share dividend with a record date of March 31, 2017 and a payable date of on or about April 14, 2017. The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“2013 Equity Plan”), as approved by the shareholders and adopted by the Company on May 3, 2013.

In February 2016 our management employees purchased 85,907 shares of stock as part of a management incentive compensation program.  As part of the compensation of the non-employee members of the Board of Directors, the Company issued 10,450 shares of common stock in February 2016 and 11,745 shares in August 2016.  The issuance of the employee shares and the director shares was under the terms of the 2013 Equity Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,758	0	1,953,559
Equity compensation plans not approved by security holders	0	0	0
Total	250,758	0	1,953,559

These securities represent shares of common stock available for issuance under our 2013 Equity Plan.  The 2013 Equity Plan is discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Repurchases of Securities

In August 2016, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, could acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5.0 million.  During the month of December 2016, the Company purchased and cancelled 207,800 shares of stock for $5.0 million at an average cost of $24.02 per share. The share repurchase program expired on December 31, 2016.

There were no share repurchases authorized during 2015.

In February 2014, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, could acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $23 million.  During the period from February 2014 through September 2014, the Company purchased and cancelled 100,000 shares of stock for $2.8 million at an average cost of $28.44 per share.  The share repurchase program expired on December 31, 2014.

Sales of Unregistered Securities

The Company did not issue any unregistered shares of our common stock during 2015 or 2016.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of the Company’s common stock during the five-year period from December 31, 2011, and in each quarter up through December 31, 2016. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of December 31, 2011.  All dividends were reinvested in additional shares of common stock, although none of the comparable companies paid dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2011 THROUGH DECEMBER 31, 2016

CUMULATIVE TOTAL RETURN

Among Primoris Services Corporation (“PRIM”), the S&P 500 and the Peer Group

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions except share and per share data)
Statement of Operations Data:
Revenues	$1,997	$1,929	$2,086	$1,944	$1,542
Cost of revenues	1,796	1,709	1,850	1,688	1,349
Gross profit	201	220	236	256	193
Selling, general and administrative expense	140	152	132	131	96
Impairment of goodwill	3	—	—	—	—
Operating income	58	68	104	125	97
Other income (expense)	(9)	(7)	(2)	(5)	(4)
Income before provision for income taxes	49	61	102	120	93
Income tax provision	(21)	(24)	(38)	(45)	(34)
Net Income	$28	$37	$64	$75	$59

Less net income attributable to noncontrolling interests	(1)	—	(1)	(5)	(2)
Net income attributable to Primoris	$27	$37	$63	$70	$57

Dividends per common share	$0.22	$0.205	$0.15	$0.135	$0.12

Earnings per share attributable to Primoris:
Basic	$0.52	$0.71	$1.22	$1.35	$1.10
Diluted	$0.51	$0.71	$1.22	$1.35	$1.10

Weighted average common shares outstanding (in thousands):
Basic	51,762	51,647	51,607	51,540	51,391
Diluted	51,989	51,798	51,747	51,610	51,406

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$136	$161	$139	$196	$158
Short term investments	$—	$—	$31	$19	$3
Accounts receivable, net	$388	$321	$337	$305	$268
Total assets	$1,171	$1,132	$1,111	$1,051	$931
Total current liabilities	$450	$416	$419	$430	$421
Long-term debt/capital leases, net of current portion	$203	$220	$205	$193	$132
Stockholders’ equity	$499	$483	$454	$398	$333

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We recognize revenues and profitability on our contracts depending on the type of contract.  For our fixed price, or lump sum contracts, we record revenue as the work progresses on a percentage-of-completion basis, which means that we recognize revenue based on the percentage of costs incurred to date in proportion to the total estimated costs expected to complete the contract.  Fixed price contracts may include retainage provisions under which customers withhold a percentage of the contract price until the project is complete.  For our unit price, time and material, and cost-plus contracts, we recognize revenue as units are completed or services are performed.  The “Critical Accounting Policies and Estimates” section below provides additional information on our contracts and revenue recognition practices.

The Company segregates its business into three reportable segments, which include:  The West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).  The following is a brief description of each of our reportable segments and business activities.

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

The East segment includes the James Construction Group (“JCG”) Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris, LLC and Cardinal Contractors, Inc. construction business, located primarily in the Gulf Coast and southeastern regions of the United States.  In October 2016, the Company announced that it plans to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.

The Energy segment includes the operations of the Primoris Energy Services (“PES”) pipeline and gas facility construction and maintenance operations and the PES Industrial division, whose operations are located primarily in the Gulf Coast and southeastern regions of the United States.  Also included are the Primoris Aevenia, Inc. (“Aevenia”), Mueller, Northern, Surber and Ram-Fab operations and the OnQuest, Inc. and OnQuest Canada, ULC operations, which provide for the design and installation of liquid natural gas (“LNG”) facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

The following table lists the Company’s primary operating subsidiaries and their reportable segments:

Subsidiary	Reportable Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):	East
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division	Energy
OnQuest, Inc.	Energy
OnQuest Canada, ULC	Energy
Primoris Aevenia, Inc.("Aevenia")	Energy

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the West segment.  As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  The Carlsbad project is expected to be completed in 2017 and the Wilmington project in 2018.

The Company owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the West Construction Services segment.  The Company determined that in accordance with FASB Topic 810, the Company was the primary beneficiary of a variable interest entity and has consolidated the results of Blythe in its financial statements. The project has been completed, the project warranty expired in May 2015 and dissolution of the joint venture was completed in the third quarter of 2015.

Financial information for the joint ventures is presented in Note 13— “Noncontrolling Interests” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The Company continues to be acquisitive, with the following outlining the various acquisitions made over the past several years.

In January 2014, the Company created a wholly owned subsidiary, BW Primoris, LLC, a Texas limited liability company (“BWP”). BWP’s goal is to develop water projects, primarily in Texas, that will need the Company’s construction services.  In January 2014, BWP entered into an agreement to purchase the assets and business of Blaus Wasser, LLC, a Wyoming limited liability company, for approximately $5 million.  In 2015, BWP built a small water treatment facility for $13.8 million and beginning in 2016, the facility generated revenues through a take-or-pay contract with a West Texas municipal entity.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California corporation (“Vadnais”), which in June 2014, purchased the assets of Vadnais Corporation for $6.4 million. Vadnais Corporation was a general contractor specializing in micro-tunneling in California. The assets purchased were primarily equipment, buildings and land.

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

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Aevenia, which operates as part of the Company’s Energy segment.  Aevenia is an energy and electrical construction company that specializes in overhead and underground line work, substations, telecom/fiber, and certain other client-specific on-demand call out services.  The majority of their work is delivered under unit-price Master Services Agreements (“MSAs”).  Aevenia has operations in Minnesota, North Dakota, South Dakota and Iowa.  On January 29, 2016, Aevenia acquired certain assets and liabilities of Mueller Concrete Construction Company ("Mueller") for $4.1 million, and on November 18, 2016, acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million.  Both Mueller and Northern operate as divisions of Aevenia.

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

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Market	December 2016	December 2015	December 2014
Underground capital projects	18%	12%	17%
Utility services	35%	34%	28%
Industrial	17%	16%	27%
Heavy Civil	24%	30%	22%
Engineering	1%	4%	3%
Other	5%	4%	3%
Total	100%	100%	100%

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and environmentally friendly energy and power facilities, local highway and bridge needs and from the activity level in the oil and gas industry; however, each of these industries and the government agencies periodically are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term. Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations, will remain at lower levels for an extended period.  We believe that over time, the need for pipeline infrastructure for mid-stream and utility companies will result in a continuing need for our services, but the impact of the low oil prices may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may well result in delays for the construction of gas-fired power plants while the regulators continue to search for significant renewable resources, but the renewable resources may create a demand for our construction services.  Finally, we believe that regulated gas utility customers will continue to invest in our maintenance and replacement services to maintain the integrity of their systems.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts can affect revenues and profitability in all of our businesses since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

The Company is also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter to quarter.  Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time. The loss amount is recognized as an “accrued loss provision” and is included in the accrued expenses and other liabilities amount on the balance sheet. For fixed-price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. The provision for estimated losses on uncompleted contracts was $12.8 million and $7.3 million at December 31, 2016 and 2015, respectively.

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

At December 31, 2016, goodwill has arisen from acquisitions and is recorded at our reporting units as follows (in thousands):

Reporting Unit	Segment	2016	2015
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG	East	40,150	42,866
PES	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	10,933	5,152

Total Goodwill		$127,226	$124,161

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

During the third quarter of 2016, the Company made a decision to divest its Texas heavy civil business unit, a division of JCG within the East Construction Services segment.  The Company will continue to operate the division while actively seeking a buyer.  Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the JCG books in September 2016.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter 2016.  In the fourth quarter of 2015, an impairment expense of $0.4 million was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is a part of the East Segment.  There were no other impairments of goodwill for the years ended December 31, 2016, 2015 and 2014.

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

Reserve for uninsured risks—Estimates are inherent in the assessment of our exposure to uninsured risks. Significant judgments by us and, where possible, third-party experts are needed in determining probable and/or reasonably estimable amounts that should be recorded or disclosed in the financial statements.  Semiannually, we obtain a third-party actuarial valuation for some of our uninsured risks. The results of any changes in accounting estimates are reflected in the financial statements of the period in which we determine we need to record a change.

We self-insure worker’s compensation claims up to $0.25 million per claim.  We maintained a self-insurance reserve totaling approximately $18.8 million at December 31, 2016 and approximately $20.0 million at December 31, 2015. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel and third party consultants. The amount is included in “accrued expenses and other current liabilities” on our balance sheets. Actual payments that may be made in the future could materially differ from such reserves.

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

Deferred income tax assets may be reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing income in the period when that determination was made.  As of December 31, 2016, no valuation allowance has been provided to the Company’s deferred tax assets, as the Company believes it is more likely than not that these deferred tax assets will be realized.

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

In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7.5 million, which was increased to $7.59 million after the acquisition of Q3C.  During the first quarter of 2016, the Company received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2016 was $5.66 million.  The Company has no plans to withdraw from any other labor agreements.

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

Results of Operations

Revenue, gross profit, operating income and net income for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016			2015		2014
		% of			% of		% of
	(Millions)	Revenue		(Millions)	Revenue	(Millions)	Revenue
Revenues	$1,996.9	100.0%		$1,929.4	100.0%	$2,086.2	100.0%
Gross profit	201.3	10.1%		219.9	11.4%	236.0	11.3%
Selling, general and administrative expense	140.9	7.1%		151.7	7.9%	132.2	6.3%
Impairment of goodwill	2.7	0.1%		0.4	0.0%	—	0.0%
Operating income	57.7	2.9%		67.8	3.5%	103.8	5.0%
Other income (expense)	(8.9)	(0.4%)		(6.7)	(0.3%)	(1.5)	(0.1%)
Income before income taxes	48.8	2.4%		61.1	3.2%	102.3	4.9%
Provision for income taxes	(21.1)	(1.1%)		(23.9)	(1.3%)	(38.6)	(1.9%)
Net income	27.7	1.4%		37.2	1.9%	63.7	3.0%
Net income attributable to noncontrolling interests	(1.0)	(0.1%)		(0.3)	(0.0%)	(0.5)	(0.0%)
Net income attributable to Primoris	$26.7	1.3%	%	$36.9	1.9%	$63.2	3.0%

Consolidated Results

Two events had a material impact on our results of operations in 2016.  In the third quarter we received a $38 million settlement for one of the construction projects that we had identified as part of our “Receivable Collection Actions”, discussed below.  Because we had recorded the project with zero gross profit, the settlement added $27.5 million to revenues and $26.7 million to gross profit.  Also in the third quarter, the Company recorded a charge of $37.3 million primarily related to certain Belton, Texas projects for the Texas Department of Transportation (“TXDOT”), as a result of project delays and productivity issues.  The Company has since announced its intent to divest its Texas heavy civil business unit.

Revenues

2016 and 2015

Revenues for year ended December 31, 2016 increased by $67.5 million, or 3.5% compared to 2015.  The increase was primarily due to an increase of $64.1 million from Rockford’s pipeline work, $34.5 million for work at a large Southeast Louisiana petrochemical project and $35.4 million from a new collaboration agreement at ARB Underground.  These increases were partially offset by a revenue reduction of $50.1 million at OnQuest, a reduction of $16.4 million at Saxon and a reduction of $24.5 million at the JCG Heavy Civil division.  Revenues for 2016 also included the one-time benefit of $27.5 million from the settlement of one of the “Receivable Collection Actions”.

From an end-market perspective, revenues for the year increased by $121.1 million for underground capital projects compared to 2015.  Revenues increased by $32.6 million for the underground utility end-market; increased by $44.8 million for our industrial end-market; decreased by $99.4 million in our heavy civil end-market; decreased by $50.1 million in our engineering end market; and increased by $18.5 in our other end-markets, compared to the year ended December 31, 2015.

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

From our historical end-market perspective, our end-market revenues during the year ended December 31, 2015 decreased by $120.8 million for underground capital projects and the industrial end-market revenues decreased by $252.6 million, as compared to the same period in 2014.  For the year ended December 31, 2015, revenues increased in our heavy civil end-market by $123.1 million, in our underground utility end-market by $65.9 million, in the engineering end-market by $9.6 million and by $18.0 million in our other end-markets, as compared to the year ended December 31, 2014.

Gross Profit

2016 and 2015

For the year ended December 31, 2016, gross profit decreased by $18.6 million, or 8.4% compared to 2015.  The decrease was primarily from the decrease at the JCG Heavy Civil division of $38.2 million, of which $33.4 million was from a decrease at the Belton, TX projects.  Gross profit decreased by $6.1 million at the Southeast Louisiana petrochemical project, in spite of an increase in revenue, as the scope of our work has changed to less equipment intensive, lower margin work.  Gross profit also decreased at ARB Underground by $6.3 million and $8.6 million at ARB Industrial with these decreases offset by a gross profit increase of $15.4 million at Rockford.  Our gross profit benefitted by $26.7 million from the settlement of the “Receivable Collection Actions”.

Gross profit as a percentage of revenues decreased from 11.4% in 2015 to 10.1% in 2016.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, office rent and utilities and acquisition costs.

2016 and 2015

For 2016, SG&A expenses were $140.8 million, compared to $151.7 million for 2015, a decrease of $10.9 million.  The decrease was primarily as a result of decreases in professional fees of $7.4 million due to reduced legal fees and due to completion of the implementation of the integrated financial system for most of the West segment.  The reduction in SG&A was also the result of a $2.6 million prior year one-time valuation adjustment for the value of a long-term asset.  Additionally, SG&A was reduced as a result of a decrease of $1.8 million in compensation and staffing levels, especially at our PES business unit.

SG&A as a percentage of revenue for the year ended December 31, 2016 decreased to 7.1% compared to 7.9% for the year ended December 31, 2015 as a result of the decreased expenses while revenues increased.

2015 and 2014

For 2015, SG&A expenses were $152.1 million, compared to $132.2 million in 2014, an increase of $19.9 million.  Of the increase, $3.9 million was from the 2015 acquisition of Aevenia and $1.6 million of the increase was due to the impact of the 2014 acquisitions of Vadnais, Surber and Ram-Fab.  Of the remaining $14.4 million increase, professional fees increased by $9.1 million, we recorded a one-time valuation adjustment for the value of a long-term asset of $2.6 million and the remaining $2.7 million increase represented expenses associated with increased compensation and staffing levels.  The majority of the increase in professional fees was an increase in legal fees associated with our collection efforts on the disputed receivables discussed later in this Item and the expenses incurred in our ongoing internal review of the methods used by our subsidiaries to recognize revenue and estimate contingencies for ongoing projects related to an inquiry by the staff of the Securities and Exchange Commission (see Note 15 – “Commitments and Contingencies”).  In addition, the increase in professional fees included fees associated with our efforts to improve our documentation of internal controls over financial reporting.

SG&A as a percentage of revenue for the year ended December 31, 2015 increased to 7.9% compared to 6.3% for the year ended December 31, 2014 as a result of both increased expenses and the decrease in revenues in 2015.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(Millions)	(Millions)	(Millions)
Income from non-consolidated investments	$—	$—	$5.3
Foreign exchange gain (loss)	0.2	(0.8)	0.3
Other income (expense)	(0.3)	1.7	(0.8)
Interest income	0.1	0.1	0.1
Interest expense	(8.9)	(7.7)	(6.4)
Total other income (expense)	$(8.9)	$(6.7)	$(1.5)

There was no income from non-consolidated investments for 2016 and 2015.  For 2014, income from non-consolidated investments was primarily from the sale of our interest of the WesPac Energy non-consolidated joint venture.

Foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other expense for the year ended December 31, 2016 was $0.3 million, primarily from expenses associated with our joint venture efforts. Other income for the year ended December 31, 2015 of $1.7 million consisted primarily of the net reversal of $1.9 million in contingent consideration as Ram-Fab, Vadnais and Surber missed financial targets contemplated in their respective purchase agreements.  Net other expense of $0.8 million for the year ended December 31, 2014 was due to adjustments to the fair value of the contingent consideration liabilities related to the acquisitions of Q3C, Surber and Vadnais.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government, and other investments that may not be backed by the federal government.

Increasing interest expense for each of the three years from 2014 through 2016 has been due to increased equipment debt financing, an increase in mortgage notes payable and additional borrowing under the Company’s agreement for senior secured notes.

The weighted average interest rate on total debt outstanding at December 31, 2016, 2015 and 2014 was 2.9%, 2.9% and 3.0%, respectively.

Provision for income taxes

The Company's provision for income tax decreased $2.8 million to $21.1 million for 2016 compared to 2015.  Decreased income tax of $5.1 million resulting from a decrease in pretax profits was partially offset by increased income tax of $2.3 million due to an increase in effective tax rates. The 2016 effective tax rate on income including noncontrolling interests was 43.27%. The 2016 effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 44.18%. Two factors contributed equally to the increase in the 2016 effective tax rate compared to 2015. First, state effective tax rates increased due to changes in the mix of profit by state and a prior year tax currently payable. Second, the Company implemented tax planning which resulted in reduced 2016 taxable income and an increase in the Company's deferred tax liability balance.  The reduction in anticipated 2016 taxable income resulted in a decrease in the available domestic production activities deduction.

Our provision for income tax decreased $14.7 million to $23.9 million for 2015 compared to 2014 primarily as a result of the decrease in pretax profits.

Segment Results

The following discussion describes the significant factors contributing to the results of our three operating segments.  All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

West Segment

Revenue and gross profit for the West segment for the years ending December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
West Segment
Revenue	$1,041.3		$913.6		$964.1
Gross profit	$145.2	13.9%	$130.3	14.3%	$143.5	14.9%

2016 and 2015

West segment revenue for 2016 increased by $127.7 million, or 14.0%, compared to 2015. The majority of this increase was the result of a $35.4 million increase at ARB Underground and a $64.1 million increase at Rockford. Rockford’s increase came from two large diameter pipeline projects in Florida which started in the third quarter of 2016, and ARB Underground realized an increase in revenue due to a new collaboration MSA arrangement for a major utility customer which began in 2016.

Gross profit for the West segment increased by $14.9 million or 11.5% for 2016 versus 2015. This increase was primarily the result of an increase in profitability at Q3C of $12.8 million, as well as additional gross profit earned at Rockford of $15.4 million resulting from the Florida projects as described above.

Gross profit as a percentage of revenues decreased slightly to 13.9% in 2016 compared to 14.3% in 2015.  This decline in margin is largely attributable to decreases realized at ARB Underground and ARB Industrial. Approximately 1% of the decrease in gross margin realized at ARB Underground is attributable to the collaboration MSA arrangement discussed above. Another contributor to the slight decline in gross margin percentage is due to the low margin percentage realized by ARB Industrial’s two joint venture projects in process, which earned a combined 7.4% gross margin on $27.0 million in revenues in 2016. These joint venture projects accounted for 22.1% of the revenues at ARB Industrial in 2016 versus 3.5% in 2015.

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

East Segment

Revenue and gross profit for the East segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
East Segment
Revenue	$521.3		$612.2		$489.9
Gross profit	$(15.9)	(3.1%)	$42.5	6.9%	$25.7	5.3%

2016 and 2015

East segment revenue for the year ended December 31, 2016 decreased by $90.9 million, or 14.8% from 2015.  Revenue at the JCG Infrastructure & Maintenance (“I&M”) division decreased by $76.4 million due primarily to the large petrochemical project in Louisiana and decreases in Texas I&M work.  JCG’s Heavy Civil division revenue decreased by $24.5 million.  Decreases in Louisiana DOT projects of $19.4 million and Mississippi DOT projects of $58.9 million were offset by increases in Arkansas DOT projects of $6.7 million, Texas DOT projects of $8.4 million and airport projects of $31.7 million.  Revenue at Cardinal Contractors increased $6.7 million as multiple ongoing projects located in Texas started late in 2015 and early in 2016.

East segment gross profit for the year ended December 31, 2016 decreased by $58.4 million, or 137.5%, compared to 2015.  Gross profit at JCG’s I&M division decreased by $25.9 million as a result of decreased revenues.  Gross profit decreased at JCG’s Heavy Civil division by $38.2 million, mainly related to the delays and productivity issues for the Belton area construction projects that are part of the Texas heavy civil business that is planned to be divested, as discussed in Note 16 – “Planned Divestiture of Texas Heavy Civil Business Unit” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.  The reduced gross profit was also due to the reduced volume on Mississippi DOT projects.

Gross profit as a percentage of revenues decreased to a loss of 3.1% in 2016 compared to profit of 6.9% in 2015 as a result of decreased margins on the Belton area projects within the Texas heavy civil division.

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

Gross profit as a percentage of revenues increased to 6.9% in 2015 compared to 5.3% in 2014 primarily as a result of the increase in revenues.

Energy Segment

Revenue and gross profit for the Energy segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Energy Segment
Revenue	$434.3		$403.6		$632.2
Gross profit	$72.0	16.6%	$47.1	11.7%	$66.8	10.6%

2016 and 2015

Revenue for 2016 for the Energy segment increased by $30.7 million, or 7.6% from 2015.  The settlement of a disputed receivable increased revenue by $27.5 million.  Excluding the effect of the settlement, revenue increased by $3.2 million, or 0.8% compared to 2015.  Revenues were higher by $60.6 million at the PES Industrial division and by $6.1 million at the PES Pipeline division.  For the Industrial division, the increase was primarily due to the petrochemical project in Louisiana, and for the Pipeline division the increase was from several smaller diameter pipeline projects in Texas.  Revenues for 2016 decreased $50.1 million at OnQuest and OnQuest Canada, $16.4 million at the PES Saxon division, primarily from completion of prior year projects.

Gross profit for the Energy segment increased by $24.9 million, or 52.9% for the year ended December 31, 2016, compared to 2015, with $26.7 million as a result of collection of the disputed amount. Excluding the impact of the collection settlement, gross profit decreased by $1.8 million, or 3.8%.  PES Industrial gross profit increased by $11.6 million as a result of increased volume at the petrochemical project in Louisiana partially offset by productivity issues in Texas.  Gross profit decreased $6.7 million at OnQuest and OnQuest Canada and $3.3 million at Cardinal Mechanical as a result of reduced volume.  The PES Pipeline division had a decrease in gross profit of $2.7 million as a result of productivity issues on several Texas pipeline projects.

Excluding the impact of the collected receivable, gross profit as a percent of revenue decreased to 11.2% in 2016 from 11.7% in 2015 primarily as a result of the productivity issues in Texas in the Industrial and Pipeline divisions.

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

Planned Divestiture of Texas Heavy Civil Business Unit

In October 2016, the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.  The Company has engaged a financial advisor to assist in the sale and is actively marketing the business unit, though a sales price and other terms have not yet been established.  As a result, the planned divestiture is not classified as “held for sale” under ASC Topic 360.

The Company recorded a charge of $37.3 million during the third quarter 2016 for the Belton area projects, which are part of the Texas heavy civil business that the Company is planning to divest.  This charge includes a reduction of the expected profitability of certain projects in the Belton, Texas area for the division and a reduction of costs and estimated earnings in excess of billings and an increase to the reserve for anticipated job losses.   Revenues of $10.0 million have been recognized for these projects as a result of incurred costs associated with claims.

The following table shows the revenues and gross profit of the Texas heavy civil business unit which is included in the revenues and gross profit tables for the East segment in Note 17 – “Reportable Segments” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2016		2015
		% of		% of
	(Millions)	Revenue	(Millions)	Revenue
Revenue	$250.8		$215.2
Gross profit	$(41.3)	(16.5%)	$(15.5)	(7.2%)

At December 31, 2016, the Texas heavy civil balance sheet included property, plant and equipment with a net book value of $47,093.  Additional balance sheet items include the following:

	December 31,	December 31,
	2016	2015
	(Millions)	(Millions)
Accounts receivable	$24.1	$16.2
Costs and estimated earnings in excess of billings	$25.7	$15.3
Inventory and uninstalled contract materials	$31.6	$44.3
Billings in excess of costs and estimated earnings	$30.6	$47.2
Reserve for estimated losses on uncompleted contracts	$11.3	$4.7

In addition, under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the JCG books in September 2016.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter 2016.

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

Our cash and cash equivalents totaled $135.8 million at December 31, 2016 compared to $161.1 million at December 31, 2015.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2016, capital expenditures were approximately $58.0 million.  For 2016, the amount of depreciation, amortization and equipment sales was approximately $77.6 million.  Capital expenses are expected to total $50 to $55 million for 2017.

Cash Flows

Cash flows during the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Year ended
	December 31,
	2016	2015	2014
	(Millions)	(Millions)	(Millions)
Change in cash:
Net cash provided by operating activities	$62.6	$48.4	$36.1
Net cash used in investing activities	(59.4)	(48.5)	(102.6)
Net cash provided by (used in) financing activities	(28.5)	21.8	9.9
Net change in cash and cash equivalents	$(25.3)	$21.7	$(56.6)

Operating Activities

The source of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(Millions)	(Millions)	(Millions)
Operating Activities:
Operating income	$57.7	$67.8	$103.8
Depreciation and amortization	68.0	65.2	58.4
Stock-based compensation expense	1.6	1.0	0.9
Gain on sale of property and equipment	(4.6)	(2.1)	(1.9)
Impairment of goodwill	2.7	0.4	—
Net deferred taxes	10.9	(7.0)	9.0
Changes in assets and liabilities	(43.7)	(46.3)	(88.7)
Foreign exchange gain (loss)	0.2	(0.8)	0.3
Interest income	0.1	0.1	0.1
Interest expense	(8.9)	(7.7)	(6.4)
Other income (expense)	(0.3)	1.7	(0.8)
Provision for income taxes	(21.1)	(23.9)	(38.6)
Net cash (used by) provided by operating activities	$62.6	$48.4	$36.1

Net cash provided by operating activities for 2016 of $62.6 million increased by $14.2 million compared to 2015.  This increase was caused primarily by the increase in net deferred taxes of $17.9 million, by a $2.8 million increase in depreciation and amortization, an increase in non-cash goodwill impairment of $2.3 million and a $2.6 million reduction in the change in assets and liabilities. Cash was also provided by the reduced provision for income taxes of $2.8 million, offset by decreased operating income of $10.1 million.

The components of the $43.7 million change in assets and liabilities for the year ended December 31, 2016 are summarized as follows:

•	an increase of $2.1 million in customer retention deposits;

•

an increase of $65.8 million in accounts receivable as revenues for the fourth quarter 2016 were stronger than in the same period in 2015, primarily as a result of significant work being performed during the fourth quarter 2016 on two Florida pipeline projects.  At December 31, 2016, accounts receivable represented 33.1% of our total assets compared to 28.3% at the end of 2015.  In general, we continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections.  However, as outlined in the section “Receivable Collection Actions”, we are in dispute resolution with one customer with a total receivable amount $32.9 million, or 8.5% of our total accounts receivable balance at December 31, 2016;

•

an increase of $22.2 million in costs and estimated earnings in excess of billings. Increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $63.9 million for ARB, primarily for two large utility customers, and $45.6 million for JCG, primarily for public agency heavy civil projects which require inspector approval prior to billing;

•	a decrease in inventory and other current assets of $17.7 million primarily as a result of reduced inventory levels for JCG projects nearing completion;

•	accounts payable increased by $42.9 million, primarily impacted by the timing of vendor payments and the increased activity for the two Florida pipeline projects in the fourth quarter of 2016;

•	a decrease of $27.5 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings; and

•

a net increase of $10.8 million in accrued expenses, mainly due to an increase in payroll and payroll benefits payable as a result of the increased fourth quarter 2016 activity for the two Florida pipeline projects.

During the twelve months of 2016, we paid $8.6 million in income taxes compared to $18.7 million in the same period of the previous year.  The reduction in cash tax payments, net of refunds, in 2016 was the result of a decrease in the Company’s current tax provision.

Investing activities

	2016	2015	2014
	(Millions)	(Millions)	(Millions)
Capital expenditures — cash	$58.0	$67.1	$88.0

We purchased property and equipment for $58.0 million, $67.1 million and $88.0 million in the years ended December 31, 2016, 2015 and 2014, respectively, principally for our construction activities.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our workload when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $9.6 million, $9.9 million and $5.8 million for 2016, 2015 and 2014, respectively.

During 2016 and 2015, we did not purchase any short-term investments, while we invested $33.8 million in 2014 in short-term investments.  We sold short-term investments amounting to $0.0 million, $31.0 million and $21.5 million in 2016, 2015 and 2014, respectively.  Short-term investments consisted primarily of U.S. Treasury bills with various financial institutions.

During 2016, we used $4.1 million in cash for the acquisition of Mueller and $6.9 million for Northern.  During 2015, we used $22.3 million in cash for the Aevenia acquisition and in 2014 we used $14.6 million in cash for the Vadnais and Surber/Ram-Fab/Williams acquisitions.

Financing activities

Financing activities used cash of $28.5 million in 2016. Significant transactions impacting cash flows from financing activities included:

•	$45.0 million in new and refinanced notes secured by our equipment;
•	$57.7 million in repayment of long-term debt and the repayment of $0.8 million in capital leases;
•	Repurchase of common stock of $5.0 million;
•	Dividend payments of $11.4 million to our stockholders during the year ended December 31, 2016; and
•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

Revolving Credit Facility

As of December 31, 2016, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agree to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding under the credit agreement were $16.2 million at December 31, 2016 and $12.1 million at December 31, 2015.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2016, and available borrowing capacity at December 31, 2016 was $108.8 million.

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

The Company was in compliance with the covenants for the Credit Agreement and the Notes Agreement at December 31, 2016.

Canadian Credit Facility

The Company has a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2016 and 2015, letters of credit outstanding totaled $0.0 million and $2.2 million in Canadian dollars, respectively.  At December 31, 2016, the available borrowing capacity was $8.0 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2016, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2016, we had $261.8 million of outstanding long-term debt and capital lease obligations.  There were no short-term borrowings.

A summary of contractual obligations as of December 31, 2016 were as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$261.8	$58.3	$111.1	$58.3	$34.1
Interest on long-term debt (1)	25.1	7.0	9.8	4.9	3.4
Equipment operating leases	30.4	9.4	14.6	6.4	—
Real property leases	12.0	4.0	5.9	2.1	—
Real property leases—related parties	6.4	1.5	2.1	1.8	1.0
	$335.7	$80.2	$143.5	$73.5	$38.5
Letters of credit	$16.2	$16.2	$—	$—	$—

(1)The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

The table does not include potential obligations under multi-employer pension plans in which some of our employees participate.  Our multi-employer pension plan contribution rates are generally specified in our collective bargaining agreements, and contributions are made to the plans based on employee payrolls.  Our obligations for future periods cannot be determined because we cannot predict the number of employees that we will employ at any given time nor the plans in which they may participate.

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

In November 2011, members of the Pipe Line Contractors Association (“PLCA”) including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, the Company received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2016 was $5.7 million.  The Company has no plans to withdraw from any other agreements.

We have also excluded from the table any interest and fees associated with letters of credit and commitment fees under our credit facility since these amounts are unknown and variable.

Related Party Transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors and our largest stockholder, Brian Pratt and his family, holds a majority interest of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI. The leases are for three properties used by the Company in California, with various expiration dates, with the last expiring in 2023.  During both of the years ended December 31, 2016 and 2015, the Company paid SIGI lease payments of $0.8 million in each year, and $0.9 million in 2014 for the use of these properties.

Primoris leases properties from other individuals that were past sellers of acquisitions or are current employees.  The amounts leased are not material.

We believe that the amounts that we pay for the related party leases approximate terms that we could obtain from independent third parties.  In addition, related party transactions, any new leases, extensions of lease terms and changes in lease terms or amounts must be approved in advance by the independent directors of the Board of Directors Audit Committee.

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

•

Letters of credit issued under our lines of credit. At December 31, 2016, we had letters of credit outstanding of $16.2 million, primarily for international projects in our Energy segment, a large domestic pipeline project and for providing security to our insurance carriers.  These letters of credit are used by some of our carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts.  Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At December 31, 2016, equipment operating leases had a remaining commitment of $30.4 million and facility rental commitments were $18.5 million.

•

Employment agreements which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2016, we had $1.45 billion in outstanding bonds.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 19 — “Multiemployer Plans” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

•	Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for both projects.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings.”  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.  The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court.  The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.

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

2017 Outlook

We believe that our end markets will continue their growth in 2017, in 2018 and beyond.  Our backlog at December 31, 2016 was at $2.8 billion, an all-time high.  We anticipate potential changes to the current stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects.  While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we are beginning to see preliminary bidding activity for larger gas, oil and derivatives projects.  We believe that Primoris has the financial and operational strength to meet either short-term delays or the impact of significant increases in work.  We continue to be optimistic about both short and longer-term opportunities.  Our view of the outlook for our major end markets currently is as follows:

•

Construction of petroleum, natural gas, and natural gas liquid pipelines — We expect that at the current oil price, activities in most if not all of the shale basins will remain at reduced levels, reducing any upstream work such as gathering lines and petroleum transport pipelines for the near future.  If production from the shale formations continues to increase in the near future, the current disconnect between production and processing locations provides opportunities for our underground construction operations serving midstream companies, primarily Rockford, ARB Underground and Primoris Pipeline & Maintenance groups.  We expect that the efforts by gas utilities to move shale gas from the Marcellus region to Florida and other Atlantic states will continue and will provide significant opportunity for Rockford over the next 2-3 years.

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

•

Construction of natural gas-fired power plants and heavy industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that concerns expressed in California that gas fired power plants are not “acceptable” for environmental reasons may impact the timing of near term construction opportunities.  We believe that based on continuing population growth, the intermittency of renewable power resources and the environmental requirements associated with using ocean water for cooling, power plants will be needed in spite of vocal opposition to “non-green” sources.  In addition, the current low price of natural gas could result in the conversion of coal-fired power plants and conversion and expansion at chemical plants and industrial facilities in other parts of the United States.  These opportunities would benefit our ARB Industrial group and PES Industrial group.

•

Construction of alternative energy facilities, wind farms, solar energy — We anticipate continued construction opportunities as state governments remain committed to renewable power standards, primarily benefitting ARB Industrial and to a lesser degree our PES group.

•

Transportation infrastructure construction opportunities — We believe that passing of longer term highway funding by the federal government in 2015, results of the 2016 federal election, and voter approval of a highway funding proposition 7 in Texas will provide increased opportunity for our heavy civil and highway groups especially in Texas.  We expect that opportunities in the Louisiana market may improve but will remain at depressed levels except for specific programs.  This market primarily impacts the operations of JCG.  Of course, if we complete the divestiture of the Texas heavy civil business unit, we would not benefit from the Texas infrastructure market opportunities.

•

Liquefied Natural Gas Facilities—We believe the LNG on-purpose opportunities for rail, barge, and other transportation needs will continue to grow, although such growth may be at a slow pace.  This market will primarily impact our OnQuest and PES groups.  We further believe the existing large scale LNG export facilities currently being planned will require services that will benefit our PES and JCG groups for field services.

Please note that our 2017 outlook and 2017 financial results could be adversely impacted by many factors including those discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  This “2017 Outlook” consists of forward-looking statements and should be read in conjunction with the cautions about forward looking statements found at the beginning of this Annual Report on Form 10-K.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed price and fixed unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on MSA’s for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  We will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2016, 2015 and 2014 were as follows, in millions:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 Months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2015	Fixed Backlog	Fixed Backlog	2016	Projects	2016
West	$577.1	$1,201.6	$507.2	$1,271.5	$534.2	$1,041.4
East	752.3	395.0	506.6	640.7	14.6	521.2
Energy	187.8	422.0	395.6	214.2	38.7	434.3
Total	$1,517.2	$2,018.6	$1,409.4	$2,126.4	$587.5	$1,996.9

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2014	Fixed Backlog	Fixed Backlog	2015	Projects	2015
West	$237.3	$751.2	$411.4	$577.1	$502.2	$913.6
East	1,009.7	342.7	600.1	752.3	12.1	612.2
Energy	301.0	232.0	345.2	187.8	58.4	403.6
Total	$1,548.0	$1,325.9	$1,356.7	$1,517.2	$572.7	$1,929.4

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2013	Fixed Backlog	Fixed Backlog	2014	Projects	2014
West	$224.6	$576.7	$564.0	$237.3	$400.1	$964.1
East	1,017.7	468.8	476.8	1,009.7	13.1	489.9
Energy	240.7	594.7	534.4	301.0	97.8	632.2
Total	$1,483.0	$1,640.2	$1,575.2	$1,548.0	$511.0	$2,086.2

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services in the case of BW Primoris.

At December 31, 2016, our total Fixed Backlog was $2.13 billion, representing an increase of $609.2 million, or 40.1%, from $1.52 billion as of December 31, 2015.

During the third quarter 2016, Spring Ridge Constructors, LLC (“Spring Ridge”), a joint venture of which Rockford is a 25% partner, signed a contract with Atlantic Coast Pipeline, LLC for an approximately 600 mile pipeline in Virginia and North Carolina.  While Rockford has not completed its contracts with Spring Ridge, an estimated amount of $680 million has been included in the fixed backlog amount.  Rockford construction work is expected to begin in 2018.

At December 31, 2016, backlog for the JCG Texas heavy civil division totaling $390 million was included in the total Fixed Backlog.

MSA Backlog

The following table outlines historical MSA revenues for the twelve months ending December 31, 2016, 2015 and 2014 ($ in millions):

Year:	MSA Revenues
2014	502.0
2015	565.1
2016	576.2

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2016, 2015 and 2014 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2016	2015	2014
West	$615.3	$500.2	$396.1
East	21.0	4.0	3.4
Energy	35.2	66.5	45.4
Total	$671.5	$570.7	$444.9

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2016, 2015 and 2014 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2016	2015	2014
West	$1,886.8	$1,077.3	$633.4
East	661.7	756.3	1,013.1
Energy	249.4	254.3	346.4
Total	$2,797.9	$2,087.9	$1,992.9

We expect that during 2017, we will recognize as revenue approximately 58% of the West segment total backlog at December 31, 2016 approximately 70% of the East segment backlog and approximately 100% of the Energy segment backlog.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2016 and 2015, due to the generally short maturities of these items. At December 31, 2016 and 2015, we did not hold any short term investments.  At December 31, 2014, we held short term investments which were primarily in four to six month U.S. Treasury bills with various financial institutions that are backed by the federal government.  We typically hold our investments to maturity.

At December 31, 2016, all of our long-term debt was subject to fixed interest rates.

At December 31, 2016 and 2015, we had no derivative financial instruments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Annual Report on Form 10-K. The financial statements, supplementary data and schedules are listed in the index on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in “Item 8.  Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed with the SEC no later than April 12, 2017, and the information is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

David King.  Mr. King has served as our President and Chief Executive Officer since August 2015 and has served as one of our Directors since May 2015.  Mr. King directs strategy, establishes goals and oversees our operation.  Prior to that, Mr. King was our Executive Vice President, Chief Operating Officer since March 2014.  Prior to joining Primoris, Mr. King spent several years at CB&I, most recently as President of Lummus Engineered Products.  From 2010 to 2013 he was President of CB&I Project Engineering & Construction based in The Hague, Netherlands responsible for P&L operations worldwide.  From 2009 to 2010 he was Group Vice President for Downstream Operations for CB&I Lummus located in The Woodlands, Texas.   Mr. King also managed and helped establish the Global Services Group for CB&I in 2008 to 2009.  He has extensive EPF&C industry experience in energy-related projects, LNG, offshore, pipelines, refining, petrochemicals, gas processing, oil sands, synthesis gas and gas-to-liquids. Mr. King received his bachelor’s degree in Mechanical Engineering from Texas Tech University, an MBA from the University of Texas, Tyler, and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. King is 64 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including a Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 69 years old.

Thomas E. McCormick.  Mr. McCormick was named as our Chief Operating Officer, effective April 7, 2016.  He has extensive engineering & construction industry experience in projects for many energy-related end markets, including pipelines, refining, petrochemicals, gas processing, LNG, oil sands and industrial gases.  Since February 2007, he has held a variety of executive positions with CB&I.  Such positions included President for Oil & Gas, Senior Vice President – Gas Processing & Oil Sands, Global Vice President –Downstream Operations, and Vice President Operations. Prior to 2007, Mr. McCormick worked for more than 17 years at BE&K Engineering on a variety of heavy civil projects. Mr. McCormick has a Bachelor of Science degree in Civil Engineering from Florida State University and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. McCormick is 54 years old.

John M. Perisich.  Mr. Perisich has served as our Executive Vice President and General Counsel effective May 3, 2013.  He previously served as our Senior Vice President and General Counsel from February 2006 and prior to that, was Vice President and General Counsel of Primoris. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 52 years old.

ITEM 11.EXECUTIVE COMPENSATION

Information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and other information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)We have filed the following documents as part of this Report:

1.

Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2016 and 2015 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2016, 2015 and 2014.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit No.	Description

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.4	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (14)

Exhibit 10.5	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (15)

Exhibit 10.6	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.7	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.8	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.9	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.10

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (15)

Exhibit 10.11	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (15)

Exhibit 10.12	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.13	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.14	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit No.	Description
Exhibit 10.15	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.16

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (17)

Exhibit 10.17	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.18	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (19)

Exhibit 10.19	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (19)

Exhibit 10.20	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.21	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.22	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.23

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.24

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.25	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (23)

Exhibit 10.26	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (23)

Exhibit 10.27	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (23)

Exhibit No.	Description
Exhibit 10.28	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (24)

Exhibit 10.29	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (24)

Exhibit 10.30	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (12)

Exhibit 10.31	Promissory Note, dated June 11, 2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (25)

Exhibit 10.32

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (25)

Exhibit 10.33

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (25)

Exhibit 10.34	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (26)

Exhibit 10.35	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (26)

Exhibit 10.36

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (26)

Exhibit 10.37	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.38	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.39	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (28)

Exhibit 10.40

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (28)

Exhibit No.	Description

Exhibit 10.41	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc. (28)

Exhibit 10.42	Amendment No. 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC. (28)

Exhibit 10.43	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank. (28)

Exhibit 10.44

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (29)

Exhibit 10.45

Waiver and Amendment Agreement, dated as of April 30, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (29)

Exhibit 10.46

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (29)

Exhibit 10.47	Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (#) (31)

Exhibit 10.48	Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (#) (31)

Exhibit 10.49

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (32)

Exhibit 10.50	Employment Agreement, dated April 5, 2016, by and among Primoris Services Corporation and Thomas McCormick. (#) (33)

Exhibit 14.1	Code of Ethics and Business Conduct (30)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit No.	Description
Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)Management contract or compensatory plan, contract or arrangement.

(*)Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.

(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.
(27)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(31)	Files as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on April 7, 2016, and such exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ DAVID L. KING	BY:	/s/ PETER J. MOERBEEK
	David L. King		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ DAVID L. KING
David L. King
Director

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	February 28, 2017

70

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primoris Services Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Primoris Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Los Angeles, California

February 28, 2017

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$135,823	$161,122
Customer retention deposits	481	2,598
Accounts receivable, net	388,000	320,588
Costs and estimated earnings in excess of billings	138,618	116,455
Inventory and uninstalled contract materials	49,201	67,796
Prepaid expenses and other current assets	19,258	18,265
Total current assets	731,381	686,824
Property and equipment, net	277,346	283,545
Deferred tax asset - long-term	—	1,075
Intangible assets, net	32,841	36,438
Goodwill	127,226	124,161
Other long-term assets	2,004	211
Total assets	$1,170,798	$1,132,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,110	$124,450
Billings in excess of costs and estimated earnings	112,606	139,875
Accrued expenses and other current liabilities	108,006	93,596
Dividends payable	2,839	2,842
Current portion of capital leases	188	974
Current portion of long-term debt	58,189	54,436
Total current liabilities	449,938	416,173
Long-term capital leases, net of current portion	15	22
Long-term debt, net of current portion	203,381	219,853
Deferred tax liabilities	9,830	—
Other long-term liabilities	9,064	12,741
Total liabilities	672,228	648,789
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,576,442 and 51,676,140 issued and outstanding at December 31, 2016 and December 31, 2015	5	5
Additional paid-in capital	162,128	163,344
Retained earnings	335,218	319,899
Non-controlling interest	1,219	217
Total stockholders’ equity	498,570	483,465
Total liabilities and stockholders’ equity	$1,170,798	$1,132,254

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,996,948	$1,929,415	$2,086,194
Cost of revenues	1,795,641	1,709,542	1,850,154
Gross profit	201,307	219,873	236,040
Selling, general and administrative expenses	140,842	151,703	132,248
Impairment of goodwill	2,716	401	—
Operating income	57,749	67,769	103,792
Other income (expense):
Income from non-consolidated entities	—	—	5,264
Foreign exchange gain (loss)	202	(763)	374
Other income (expense)	(315)	1,723	(757)
Interest income	149	56	88
Interest expense	(8,914)	(7,688)	(6,433)
Income before provision for income taxes	48,871	61,097	102,328
Provision for income taxes	(21,146)	(23,946)	(38,646)
Net income	27,725	37,151	63,682

Less net income attributable to noncontrolling interests	(1,002)	(279)	(526)

Net income attributable to Primoris	$26,723	$36,872	$63,156

Dividends per common share	$0.22	$0.205	$0.15

Earnings per share:
Basic	$0.52	$0.71	$1.22
Diluted	$0.51	$0.71	$1.22

Weighted average common shares outstanding:
Basic	51,762	51,647	51,607
Diluted	51,989	51,798	51,747

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional		Non	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2013	51,571,394	$5	$159,196	$238,216	$1,031	$398,448
Net income	—	—	—	63,156	526	63,682
Issuance of shares to employees and directors	90,002	—	2,897	—	—	2,897
Amortization of Restricted Stock Units	—	—	934	—	—	934
Dividend equivalent Units accrued - Restricted Stock Units	—	—	3	(3)	—	—
Repurchase of stock	(100,000)	—	(2,844)	—	—	(2,844)
Distribution of non-controlling entities	—	—	—	—	(1,590)	(1,590)
Dividends	—	—	—	(7,741)	—	(7,741)
Balance, December 31, 2014	51,561,396	$5	$160,186	$293,628	$(33)	$453,786
Net income	—	—	—	36,872	279	37,151
Issuance of shares to employees and directors	114,744	—	2,096	—	—	2,096
Amortization of Restricted Stock Units	—	—	1,050	—	—	1,050
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)	—	—
Distribution of non-controlling entities	—	—	—	—	(29)	(29)
Dividends	—	—	—	(10,589)	—	(10,589)
Balance, December 31, 2015	51,676,140	$5	$163,344	$319,899	$217	$483,465
Net income	—	—	—	26,723	1,002	27,725
Issuance of shares to employees and directors	108,102	—	2,133	—	—	2,133
Amortization of Restricted Stock Units	—	—	1,627	—	—	1,627
Dividend equivalent Units accrued - Restricted Stock Units	—	—	23	(23)	—	—
Repurchase of stock	(207,800)	—	(4,999)	—	—	(4,999)
Dividends	—	—	—	(11,381)	—	(11,381)
Balance, December 31, 2016	51,576,442	$5	$162,128	$335,218	$1,219	$498,570

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$27,725	$37,151	$63,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	61,433	58,408	50,918
Amortization of intangible assets	6,597	6,793	7,504
Goodwill and intangible asset impairment	2,716	401	—
Stock-based compensation expense	1,627	1,050	934
Gain on sale of property and equipment	(4,677)	(2,116)	(1,895)
Income from non-consolidated entities	—	—	(5,264)
Net deferred tax liabilities (assets)	10,905	(7,004)	8,970
Changes in assets and liabilities:
Customer retention deposits	2,117	(2,117)	4,823
Accounts receivable	(65,806)	19,528	(29,659)
Costs and estimated earnings in excess of billings	(22,163)	(47,499)	(11,508)
Other current assets	17,665	4,949	(25,767)
Other long-term assets	(1,792)	189	72
Accounts payable	42,934	(5,086)	921
Billings in excess of costs and estimated earnings	(27,519)	(19,619)	(14,770)
Contingent earnout liabilities	—	(6,722)	(4,145)
Accrued expenses and other current liabilities	14,492	11,729	(7,354)
Other long-term liabilities	(3,677)	(1,658)	(1,361)
Net cash provided by operating activities	62,577	48,377	36,101
Cash flows from investing activities:
Purchase of property and equipment	(58,027)	(67,097)	(87,954)
Proceeds from sale of property and equipment	9,603	9,889	5,814
Purchase of short-term investments	—	—	(33,770)
Sale of short-term investments	—	30,992	21,464
Cash received for the sale of equity method investments	—	—	6,439
Cash paid for acquisitions	(10,997)	(22,302)	(14,596)
Net cash used in investing activities	(59,421)	(48,518)	(102,603)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,000	75,278	58,519
Repayment of capital leases	(793)	(1,336)	(3,276)
Repayment of long-term debt	(57,719)	(43,927)	(35,107)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,440	1,621	1,671
Cash distribution to non-controlling interest holder	—	(29)	(1,590)
Repurchase of common stock	(4,999)	—	(2,844)
Dividends paid	(11,384)	(9,809)	(7,483)
Net cash provided by (used in) financing activities	(28,455)	21,798	9,890
Net change in cash and cash equivalents	(25,299)	21,657	(56,612)
Cash and cash equivalents at beginning of the period	161,122	139,465	196,077
Cash and cash equivalents at end of the period	$135,823	$161,122	$139,465

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014
Cash paid during the year for:

Interest	$8,819	$7,688	$6,432

Income taxes, net of refunds received	$8,624	$18,696	$57,613

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2016	2015	2014
	(Unaudited)
Obligations incurred for the acquisition of property and equipment	$—	$25	$—

Dividends declared and not yet paid	$2,839	$2,842	$2,062

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

Reportable Segments —The  Company segregates its business into three reportable segments: the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).   See Note 17 — “Reportable Segments”.

The following table lists the Company’s primary operating subsidiaries and their reportable segments:

Subsidiary	Reportable Segment
ARB, Inc. (“ARB”)	West
ARB Structures, Inc.	West
Q3 Contracting, Inc. (“Q3C”)	West
Rockford Corporation (“Rockford”)	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	West
Cardinal Contractors, Inc.	East
BW Primoris, LLC (“BWP”)	East
James Construction Group, LLC (“JCG”):	East
JCG Heavy Civil Division	East
JCG Infrastructure and Maintenance Division	East
Primoris Energy Services Corporation (“PES”)	Energy
PES Pipeline Services	Energy
PES Industrial Division	Energy
OnQuest, Inc.	Energy
OnQuest Canada, ULC	Energy
Primoris Aevenia, Inc. (“Aevenia”)	Energy

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

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the West segment.  As a result of determining that the Company is the primary beneficiary of the two VIE’s, the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  The Carlsbad project is expected to be completed in 2018 and the Wilmington project in 2018.

Financial information for the joint ventures is presented in Note 13— “Noncontrolling Interests”.

In May 2014, the Company created a wholly owned subsidiary, Vadnais Trenchless Services, Inc., a California company (“Vadnais”), which on June 5, 2014, purchased the assets of Vadnais Corporation for $6.4 million. Vadnais Corporation was a general contractor specializing in micro-tunneling based in California. The assets purchased were primarily equipment, building and land.

During the third quarter of 2014, the Company made three small purchases totaling $8.2 million acquiring the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”). Surber and Ram-Fab operate as divisions of PES, and Williams is a division of Cardinal Contractors, Inc. Surber provides general oil and gas related construction activities in Texas; Ram-Fab is a fabricator of custom piping systems located in Arkansas; and Williams provides construction services related to sewer pipeline maintenance, rehabilitation and integrity testing in the Florida market.

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

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million and on November 18, 2016, acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million.  Both Mueller and Northern operate as divisions of Aevenia.  See Note 4— “Business Combinations”.

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

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and the noncontrolling interests of the Blythe, Carlsbad and Wilmington joint ventures, which are variable interest entities for which the Company is the primary beneficiary as determined under the provisions of ASC Topic 810.  All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a construction contractor, the Company uses estimates for costs to complete construction projects and the contract value of construction projects.  These estimates have a direct effect on gross profit as reported in these consolidated financial statements. Actual results could materially differ from the Company’s estimates.

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

Short-term investments—The Company classifies as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. At December 31, 2016 and 2015, the Company had no short-term investments.  In prior years, the majority of the Company’s short-term investments were in short-term dollar-denominated bank deposits and U.S. Treasury Bills in order to provide government backing of the investments.

Customer retention deposits— Customer retention deposits consist of contract retention payments made by customers into bank escrow cash accounts as required in some state jurisdictions. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to the Company by customers as projects are completed in accordance with contract terms.

Inventory and uninstalled contract materials—Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or market.  Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project.  In most cases, the Company is able to invoice a state agency for the materials, but title is not passed to the state agency until the materials are installed.

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

Goodwill and other intangible assets—The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”.  Under ASC Topic 350, goodwill is subject to an annual impairment test as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill.

During the third quarter 2016, the Company made a decision to divest its Texas heavy civil business unit, a division of JCG within the East segment.  The Company will continue to operate the division while actively seeking a buyer.  In accordance with ASC Topic 350, the event of the planned divestiture triggered an analysis of goodwill in the JCG reporting unit, resulting in a pretax, non-cash goodwill impairment charge of approximately $2.7 million.  See Note 16 — “Planned Divestiture of Texas Heavy Civil Business Unit”.  In the fourth quarter of 2015, an impairment expense of $401 was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is part of the East Segment.  There was no impairment of goodwill for the year ended December 31, 2014.

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

Foreign operations—At December 31, 2016, the Company had operations in Canada with assets aggregating approximately $11,823, compared to $14,111 at December 31, 2015.  The Canadian operations had revenues of $11,158 and income before tax of $774 for the year ended December 31, 2016; revenues of $17,763 and income before tax of $252 for the year ended December 31, 2015, and revenues of $19,840 and income before tax of $3,183 for the year ended December 31, 2014.

Functional currencies and foreign currency translation— The Company uses the United States dollar as its functional currency in Canada for the Canadian operations of OnQuest Canada, as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. Since these factors may change, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiary. Non-monetary balance sheet items and related revenue, gain, expense and loss accounts are valued using historical rates.  All other items are re-measured using the current exchange rate in effect at the balance sheet date. Foreign exchange gains of $202 in 2016, losses of $763 in 2015 and gains of $374 in 2014 are included in the “other income or expense” line of the Consolidated Statements of Income.

Partnerships and joint ventures  — As is normal in the construction industry, the Company is periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  The Company’s ownership can vary from a small noncontrolling ownership to a significant ownership interest.  The Company evaluates each partnership or joint venture to determine whether the entity is considered a variable interest entity (“VIE”) as defined in ASC Topic 810, and if a VIE, whether the Company is the primary beneficiary of the VIE, which would require the Company to consolidate the VIE with the Company’s financial statements.  When consolidation occurs, the Company accounts for the interests of the other parties as a noncontrolling interest and discloses the net income attributable to noncontrolling interests. See Note 13 — “Noncontrolling Interests" for further information.

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

Cash concentration—The Company places its cash in short term U.S. Treasury bonds and certificates of deposit (“CDs”). At December 31, 2016 and 2015, the Company had cash balances of $135.8 million and $161.1 million, respectively.  At December 31, 2016, the $135.8 million of cash consisted of $100.5 million in U.S. Treasury bill funds, backed by the federal government, and the remaining $35.3 million are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.  At December 31, 2015, the $161.1 million of cash consisted of $131.2 million held in U.S. Treasury bill funds and $29.9 million with high credit quality financial institutions.

Collective bargaining agreements—Approximately 32% of the Company’s hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2016. Upon renegotiation of such agreements, the Company could be exposed to increases in hourly costs and work stoppages. Of the 84 collective bargaining agreements to which the Company is a party to, 62 will require renegotiation during 2017.  The Company has not had a work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries in the West segment are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 15 — “Commitments and Contingencies”.  The Company has no plans to withdraw from any other agreements.

Worker’s compensation insurance—The Company self-insures worker’s compensation claims to a certain level. The Company maintained a self-insurance reserve totaling $28,006 and $26,779 at December 31, 2016 and 2015, respectively. The amount is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred.  Future payments may materially differ from the reserve amounts.

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

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes no margin, where revenue is equal to costs incurred, on unapproved change orders based on an estimated probability of realization from change order approval. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts it seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs, on which there is no agreement with customers on both scope and price changes. Claims can also be caused by non-customer-caused changes, such as weather delays or rain.  Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. Revenue in excess of contract costs from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time and recognized as an “accrued loss provision” which is included in the accrued expenses and other liabilities amount on the balance sheet.  For fixed price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.

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

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  Generally, the Company requires no collateral from its customers, but files statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  As discussed in the “Revenue recognition” section above, realization of the eventual cash collection may be recognized as adjustments to the contract profitability, otherwise, the Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2016 and 2015 was $1,030 and $480, respectively.

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

During the year ended December 31, 2016, certain contracts had revisions in cost estimates from those projected at December 31, 2015. If the revised estimates had been applied in the prior year, the gross profit earned on these contracts would have resulted in a decrease of approximately $1,685 in gross profit in 2015. Similarly, had the revised estimates as of December 31, 2015 been applied in the prior year; the gross profit earned on these contracts would have resulted in an increase of approximately $1,540 in gross profit in 2014. The revised estimates for the year ended December 31, 2014 would have resulted in a gross profit increase of approximately $17,266 in the year 2013.

The following table presents the approximate financial impact of the changes in estimates that would have been reflected in the prior years 2015 and 2014 had the revised estimates been applied to the particular year.

	Net impact of change in estimate
	for the years ended December 31,
	2015	2014
Revised estimates in 2016 that impact 2015	$(1,685)	$—
Revised estimates in 2015 that impact 2014	(1,540)	1,540
Revised estimates in 2014 that impact 2013	—	(17,266)
Net impact to gross margin	$(3,225)	$(15,726)
EPS impact to year	$(0.04)	$(0.19)

During the third quarter 2016, the Company settled a dispute with a customer on collection of a receivable of $17.9 million, receiving $38 million in cash.  Prior to settlement, the Company recorded revenues with zero margin.  The Company recognized the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.  The settlement of this project dispute was not included in the table above.

Customer concentration — The Company operates in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprise the top ten customers varies from year to year. See Note 18 — “Customer Concentrations” for further discussion.

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

The Company assesses the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an analysis to determine if impairment exists.  The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2016 and 2015, the Company’s management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Taxes collected from the Company’s customers are recorded on a net basis.

Share-based payments and stock-based compensation—In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”) after approval of the shareholders and adoption by the Company on May 3, 2013.  Detailed discussion of shares issued under the Equity Plan are included in Note 21 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 25—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units to executives, issuance of stock to certain senior managers and executives and issuances of stock to non-employee members of the Board of Directors.

Contingent Earnout Liabilities—As part of past acquisitions, the Company agreed to pay cash to the sellers upon meeting certain operating performance targets for specified periods subsequent to the acquisition date.  Each quarter, the Company evaluates the fair value of the estimated contingency and records a non-operating charge for the change in the fair value.  Upon meeting the target, the Company reflects the full liability on the balance sheet and records

a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.   See Note 14 — “Contingent Earnout Liabilities” for further discussion.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016. The new standard is effective for reporting periods beginning after December 15, 2017. The new standard will supersede all current revenue recognition standards and guidance.  Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The standard permits two implementation approaches at the beginning of 2018: the “full retrospective method” that requires restatement of prior years and the “modified retrospective method” that requires prospective application of the new standard as a cumulative-effect adjustment. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative-effect adjustment to retained earnings as of the date of adoption.  The adoption will only apply to customer contracts that are not substantially complete as of January 1, 2018.

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures.  Although it is early in our evaluation process, we do not expect Topic 606 to have a material impact on our financial statements, though internal documentation and record keeping may be significantly impacted.  The impact to our results is not believed to be material because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current percentage of completion revenue recognition model.  In most of our fixed price contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver services that do not have an alternative use to the Company.

The Company does not expect the new standard to materially affect the total revenue that can be recognized over the life of a construction project; however, the revenue recognized on a quarterly basis during the construction period may change. We believe that Topic 606 is likely to be more impactful to certain of our lump sum projects as a result of the following potential changes from our current practices:

▪

Performance obligations – Topic 606 requires a review of contracts and contract modifications to determine whether there are multiple performance obligations.  Each separate performance obligation must be accounted for as a distinct project, which could impact the timing of revenue recognition.  There is a potential that some of our contracts may have multiple performance obligations which may affect the timing of revenue recognition

▪

Variable consideration – In accordance with Topic 606, revenue recognition must account for variable consideration, including potential liquidated damages and customer discounts. Currently, we assess the impact of liquidated damages as an estimated cost of the project.  The adoption of the new standard may affect the timing of the recognition of revenue for both liquidated damages and discounts.

▪

Mobilization costs – Mobilization costs typically include costs to provide labor, equipment and facilities to a project site and they are recorded currently as project costs as incurred.  Topic 606 requires these costs to be capitalized as an asset and amortized over the duration of the project.

▪

Significant components – For some projects, we may purchase equipment from a third party, such as micro–LNG equipment, and install the equipment at the project site.  Under today’s standard, the Company recognizes the associated revenue and profit for the equipment.  Depending on the terms of the contract, under the new standard, revenue may be recognized without profit.

We do not expect Topic 606 to have a material impact on our consolidated balance sheets, though we expect certain reclassifications among financial statement accounts to align with the new standard.  We also expect significant expanded disclosures relating to revenue recognized during each period.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements — Going Concern (Subtopic 205-40)” to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This standard requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). The standard is effective for annual and interim periods ending after December 15, 2016. The Company adopted this guidance effective January 1, 2016.  It had no effect on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018. The Company will establish procedures to adopt the ASU.

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of ASU 2017-04 to have an impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2017-01 to have any impact on the company's financial position, results of operations or cash flows.

In the first quarter of 2016, the company adopted ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)", which clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The adoption of ASU 2015-15 did not have an impact on the company's financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2016 are not expected to have a material impact on the consolidated results of operations, financial position or cash flows of the Company.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and certain liabilities that are required to be measured at fair value at December 31, 2016 and 2015:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2016:
Cash and cash equivalents	$135,823	$135,823	—	—
Liabilities as of December 31, 2016:
None

Assets as of December 31, 2015:
Cash and cash equivalents	$161,122	$161,122	—	—
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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2016 and 2015:

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2016	2015
Beginning balance, January 1, 2016 and 2015	$—	$6,922
Additions to contingent consideration liability:
Change in fair value of contingent consideration liability during year	—	125
Reductions in the contingent consideration liability:
Payment to Q3C sellers for meeting performance targets	—	(5,000)
Reduction due to non-attainment of performance target – Surber, Ram Fab and Vadnais	—	(2,047)
Ending balance, December 31, 2016 and 2015	$—	$—

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

Upon meeting the target, the Company reflects the full liability on the balance sheet and records a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.   See Note 14 — “Contingent Earnout Liabilities” for further discussion.

Note 4—Business Combinations

2016 Acquisitions

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

On June 24, 2016, the Company’s subsidiary, Vadnais, purchased property, plant and equipment from Pipe Jacking Unlimited, Inc., consisting of specialty directional drilling and tunneling equipment for $13.4 million in cash. The Company determined this purchase did not meet the definition of a business as defined under ASC 805. The purchase price approximated the estimated fair value of the equipment. The Company believes the purchase of the equipment will aid in the Company’s pipeline construction projects and enhance the work provided to our utility clients.

On November 18, 2016, the Company’s subsidiary, Aevenia, acquired certain assets and liabilities of Northern Energy & Power ("Northern") for $6.9 million.  Northern serves the renewable energy sector with a specific focus on Solar Photovoltaic (PV) installations in the United States (projects range from 1 MW to 200 MW Direct Current - target projects are from $1.5 million to as large as $150 million).  The purchase was accounted for using the acquisition method of accounting.  The assets were purchased for their estimated fair value and consisted of $3.0 million of intangible assets, $3.8 million of goodwill and $0.1 million of net working capital.  Northern operates as a division of Aevenia.

Legal and other costs related to the acquisitions during 2016 were immaterial and were expensed during 2016.

2015 Acquisitions

On February 28, 2015, the Company acquired the net assets of Aevenia, Inc. for $22.3 million in cash, and established a new entity, Primoris Aevenia, Inc. (“Aevenia”), which operates as part of the Company’s Energy segment.  The acquisition provides electrical construction expertise for the Company and provides a greater presence and convenient access to the central plains area of the United States.  The purchase was accounted for using the acquisition method of accounting.  The assets were purchased for their estimated fair value and included current assets, current liabilities, plant and equipment, intangible assets and goodwill.  From the acquisition date through December 31, 2015, Aevenia contributed revenues of $23,695 and gross margin of $2,378.  Costs related to the Aevenia acquisition in the amount of $151 were expensed in 2015.

The fair value of the assets acquired and the liabilities assumed for the 2016 and 2015 acquisitions is detailed in the section below “Schedule of Assets Acquired and Liabilities Assumed”.

Summary of Cash Paid for Acquisitions

The following table summarizes the cash paid for acquisitions for the years ended December 31, 2016 and 2015.

	Year ended December 31,
	2016	2015
Northern — purchased November 18, 2016	$6,889	$—
Mueller — purchased January 29, 2016	4,108	—
Aevenia — purchased February 28, 2015	—	22,302
Cash paid	$10,997	$22,302

Schedule of Assets Acquired and Liabilities Assumed

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the acquisition date:

	Year ended December 31,
	2016	2015
	Acquisitions	Acquisition
Accounts receivable	$1,606	$2,734
Inventory and other assets	64	1,154
Prepaid expenses	—	322
Property, plant and equipment	2,133	11,173
Intangible assets	3,000	3,850
Goodwill	5,781	5,152
Accounts payable	(726)	(743)
Accrued expenses	(861)	(1,340)
Total	$10,997	$22,302

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

Identifiable Intangible Assets.  The Company used the assistance of an independent third party valuation specialist to estimate the fair value of the intangible assets acquired for the acquisitions.  Based on the Company’s assessment, the acquired intangible asset categories, fair value and average amortization periods, generally on a straight-line basis, are as follows:

	Amortization	2016	2015
	Period	Fair Value	Fair Value
Non-compete agreements	2 to 5 years	$—	$1,350
Customer relationships	5 to 10 years	3,000	2,500
Total		$3,000	$3,850

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

Goodwill. Goodwill for Northern is derived from the expected benefits of services in the renewable energy sector with a specific focus on Solar Photovoltaic (PV) installations in the United States.  Goodwill for Aevenia largely consists of expected benefits from providing electrical construction expertise for the Company and the greater presence and convenient access to the central plains area of the United States.  Goodwill also includes the value of the assembled workforce of the various acquired businesses.

The goodwill and other intangible assets associated with the acquisitions are deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information

The following pro forma information for the twelve months ended December 31, 2016 and 2015 presents the results of operations of the Company as if the 2016 acquisitions of Mueller and Northern, and the 2015 acquisition of Aevenia had occurred at the beginning of 2015.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•	the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 40.0% for the years ended December 31, 2016 and 2015.

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

	2016	2015
	(unaudited)	(unaudited)
Revenues	$2,026,867	$1,963,754
Income before provision for income taxes	$54,328	$63,827
Net income attributable to Primoris	$29,997	$38,510

Weighted average common shares outstanding:
Basic	51,762	51,647
Diluted	51,989	51,798

Earnings per share:
Basic	$0.58	$0.75
Diluted	$0.58	$0.74

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31:

	2016	2015
Contracts receivable, net of allowance for doubtful accounts of $1,030 at December 31, 2016 and $480 at December 31, 2015, respectively	$340,871	$288,300
Retention receivable	46,394	31,396
	387,265	319,696
Other accounts receivable	735	892
	$388,000	$320,588

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31:

	2016	2015
Costs incurred on uncompleted contracts	$5,391,124	$5,413,224
Gross profit recognized	456,871	625,280
	5,847,995	6,038,504
Less: billings to date	(5,821,983)	(6,061,924)
	$26,012	$(23,420)

This amount is included in the accompanying consolidated balance sheets at December 31 under the following captions:

	2016	2015
Costs and estimated earnings in excess of billings	$138,618	$116,455
Billings in excess of cost and estimated earnings	(112,606)	(139,875)
	$26,012	$(23,420)

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31:

	2016	2015	Useful Life
Land and buildings	$56,878	$54,827	30 years
Leasehold improvements	12,147	11,071	Lease life
Office equipment	8,083	5,958	3 - 5 years
Construction equipment	370,562	340,895	3 - 7 years
Transportation equipment	98,113	93,613	3 - 18 years
	545,783	506,364
Less: accumulated depreciation and amortization	(268,437)	(222,819)
Property and equipment, net	$277,346	$283,545

Note 8—Equity Method Investments

WesPac Energy LLC and WesPac Midstream LLC

In 2010, the Company acquired a 50% membership interest in WesPac Energy LLC, a limited liability company that developed pipeline and terminal projects, primarily for the oil and gas industry.  This membership interest was later formed into WesPac Midstream LLC, a Delaware limited liability company.  In 2014, the Company’s ownership interest in Midstream was sold for $5,250 in cash, which was recorded as income from non-consolidated entities.

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

Note 9—Goodwill and Intangible Assets

Goodwill was recorded at our reporting units at December 31 as follows:

Reporting Unit	Segment	2016	2015
Rockford	West	$32,079	$32,079
Q3C	West	13,160	13,160
JCG (includes JCG Heavy Civil and Infrastructure and Maintenance divisions)	East	40,150	42,866
PES (includes PPS, PES Industrial, FSSI, Saxon and Surber divisions)	Energy	28,463	28,463
OnQuest Canada, ULC	Energy	2,441	2,441
Aevenia	Energy	10,933	5,152
Total Goodwill		$127,226	$124,161

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, at December 31:

	Amortization
	Period	2016	2015
Tradename	3 to 10 years	$11,754	$15,019
Customer relationships	3 to 15 years	20,136	19,995
Non-compete agreements	2 to 5 years	951	1,424
		$32,841	$36,438

Amortization expense of intangible assets was $6,597, $6,793 and $7,504 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense for intangible assets as of December 31, 2016 is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2017	$6,673
2018	6,291
2019	6,111
2020	3,712
2021	2,805
Thereafter	7,249
$32,841

Note 10—Accounts Payable and Accrued Liabilities

At December 31, 2016 and 2015, accounts payable included retention amounts of approximately $10,562 and $8,375, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31:

	2016	2015
Payroll and related employee benefits	$42,718	$33,358
Insurance, including self-insurance reserves	42,546	44,695
Reserve for estimated losses on uncompleted contracts	12,801	7,261
Corporate income taxes and other taxes	3,368	2,447
Accrued administrative cost	3,791	1,415
Other	2,782	4,420
	$108,006	$93,596

Note 11—Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is as a financing transaction for acquisition of the vehicles and equipment, and accordingly, the leases  are recorded as assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.

At December 31, 2016, total assets under capital leases were $2,469, accumulated depreciation was $2,332 and the net book value was $137. For 2015, total assets under capital leases were $4,874, accumulated depreciation was $4,103 and the net book value of assets was $771.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31:

2017	$188
2018	6
2019	6
2020	5
2021	—
Total minimum lease payments	$205
Amounts representing interest	(2)
Net present value of minimum lease payments	203
Less: current portion of capital lease obligations	(188)
Long-term capital lease obligations	$15

Note 12—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31:

Commercial Notes Payable and Mortgage Notes Payable

	2016	2015
Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.78% to 3.51% per annum. Monthly principal and interest payments are due in the amount of $2,521 per month until the maturity dates, which range from August 13, 2017 to December 13, 2020. The notes are secured by certain construction equipment of the Company	$55,579	$83,711

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.94% to 2.75% per annum. Monthly principal and interest payments are due in the amount of $999 per month until the maturity dates, which range from March 31, 2019 to September 24, 2021. The notes are secured by certain construction equipment assets of the Company	33,254	44,587

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 2.01% to 2.19% per annum. Monthly principal and interest payments are due in the amount of $735 per month until the maturity dates, which range from March 5, 2020 to September 24, 2020. The notes are secured by certain construction equipment assets of the Company	29,702	38,041

Commercial equipment notes payable to various commercial equipment finance companies and banks with interest rates that range from 1.83% to 2.06% per annum. Monthly principal and interest payments are due in the amount of $788 per month until the maturity dates, which range from August 15, 2021 to October 14, 2021. The notes are secured by certain construction equipment assets of the Company	42,613	—

Two secured mortgage notes payable to a bank, with an interest rate of 4.3% per annum. Monthly principal and interest payments of $60 per month began January 1, 2016 and continue until the maturity date of January 1, 2031. The notes are secured by two buildings	7,564	7,950

Senior Secured Notes payable to an insurance finance company, with interest rates that range from 3.65% to 4.60% per annum, with quarterly interest payments. Principal repayment for the $50,000 loan starts on December 28, 2016, for the $25,000 loan on July 15, 2017 and for the second $25,000 loan on November 9, 2019, and continue until their maturity dates, which range from December 28, 2022 to November 9, 2025. The notes are secured by the assets of the Company	92,858	100,000

	261,570	274,289
Less: current portion	(58,189)	(54,436)
Long-term debt, net of current portion	$203,381	$219,853

Scheduled maturities of long-term debt are as follows:

Year Ending
December 31,
2017	$58,189
2018	55,741
2019	55,246
2020	35,850
2021	22,449
Thereafter	34,095
$261,570

Revolving Credit Facility

As of December 31, 2016, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $16,182 at December 31, 2016 and $12,105 at December 31, 2015.  Other than commercial letters of credit, there were no borrowings under this line of credit during the twelve months ended December 31, 2016, and available borrowing capacity at December 31, 2016 was $108,818.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2016.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2016 and 2015, letters of credit outstanding totaled $0 and $2,179 in Canadian dollars, respectively.  At December 31, 2016, the available borrowing capacity was $8,000 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2016, OnQuest Canada, ULC was in compliance with the covenant.

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

The Carlsbad joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2016	2015
Revenues	$7,254	$2,887
Net income attributable to noncontrolling interests	325	172

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the year ending December 31, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2016	2015
Cash	$4,630	$1,952
Accounts receivable	$—	$955
Costs and estimated earnings in excess of billings	$124	$—
Billings in excess of costs and estimated earnings	$3,426	$1,311
Other current liabilities	$332	$1,251

The Wilmington joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income as follows for the years ended December 31:

	2016	2015
Revenues	$19,781	$1,364
Net income attributable to noncontrolling interests	676	48

Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the year ending December 31, 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets at December 31 as follows:

	2016	2015
Cash	$2,415	$2,339
Accounts receivable	$4,242	$2,003
Billings in excess of costs and estimated earnings	$2,572	$2,978
Other current liabilities	$2,637	$1,269

The Blythe joint venture project has been completed; the project warranty expired in May 2015 and dissolution of the joint venture was completed in the third quarter 2015.  Revenues attributable to the joint venture in 2015 were $119 and the carrying value of the assets and liabilities associated with the operations of the Blythe joint venture were immaterial at December 31, 2015.

Note 14 — Contingent Earnout Liabilities

The Company paid $5,000 to the sellers of Q3C based on achievement of their operating performance targets each year, as outlined in the purchase agreement in March 2015.

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

The future minimum lease payments required under non-cancelable operating leases are as follows:

		Real
		Property
For the Years Ending	Real	(Related		Total
December 31,	Property	Party)	Equipment	Commitments
2017	$4,015	$1,519	$9,384	$14,918
2018	3,436	1,210	8,289	12,935
2019	2,453	938	6,305	9,696
2020	1,345	852	4,041	6,238
2021	793	854	2,366	4,013
Thereafter	—	1,042	—	1,042
	$12,042	$6,415	$30,385	$48,842

Leases identified above as related party leases represent property with entities related through common ownership by stockholders, officers, and directors of the Company.

Total lease expense during the years ended December 31, 2016, 2015 and 2014 was $22,526, $21,815 and $14,325, respectively, including amounts paid to related parties of $1,495, $1,445 and $1,505, respectively.

Withdrawal liability for multiemployer pension plan— In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  The Company recorded a withdrawal liability of $7,500, which was increased to $7,585 after the acquisition of Q3C.  During the first quarter of 2016, the Company received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2016 was $5,655.  The Company has no plans to withdraw from any other labor agreements.

Letters of credit—As of December 31, 2016 and 2015, the Company had total letters of credit outstanding of approximately $16,182 and $13,679, respectively.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

NTTA settlement—On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”).

On February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.  One of the defendants paid the Company $8 million to remove all of their liability.  A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million.  The Company will use the $17 million to pay for a third-party contractor approved by the NTTA.  At December 31, 2016, the remaining accrual balance was $14.3 million.  In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Litigation—The Company has been engaged in dispute resolution to collect money it believes it is owed for two construction projects completed in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for both projects.

For one project, a cost reimbursable contract, the Company has recorded a receivable of $32.9 million with a reserve of approximately $18.3 million included in “billings in excess of costs and estimated earnings.”  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection.  The dispute resolution for the $32.9 million receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court.  The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.

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

SEC Inquiry—The Company has been cooperating with an inquiry by the staff of the Securities and Exchange Commission which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  The Company is continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, the Company is unable to predict when the staff’s inquiry will conclude or the outcome.

Bonding—As of December 31, 2016, 2015 and 2014, the Company had bid and completion bonds issued and outstanding totaling approximately $1.45 billion, $1.48 billion and $1.52 billion, respectively.

Contingent Consideration — Earnouts related to acquisitions are discussed in Note 14 — “Contingent Earnout Liabilities”.

Note 16 –Planned Divestiture of Texas Heavy Civil Business Unit

In October 2016,  the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.  The Company has engaged a financial advisor to assist in the sale and is actively marketing the business unit, though a sales price and other terms have not yet been established.  As a result, the planned divestiture is not classified as “held for sale” under ASC Topic 360.

The Company recorded a charge of $37.3 million during the third quarter 2016 for the Belton area projects, which are part of the Texas heavy civil business that the Company is planning to divest.  This charge includes a reduction of the expected profitability of certain projects in the Belton, Texas area for the division and a reduction of costs and estimated earnings in excess of billings and an increase to the reserve for anticipated job losses.   Revenues of $10.0 million have been recognized for these projects as a result of incurred costs associated with claims.

In addition, under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the JCG books in September 2016.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter 2016.

There can be no assurance that the Company will enter into a sales transaction for the division nor is it possible to determine at this time the impact on results of operations or cash flow from a potential transaction.

Note 17—Reportable Segments

The Company segregates its business into three reportable segments:  the West Construction Services segment (“West segment”), the East Construction Services segment (“East segment”) and the Energy segment (“Energy segment”).

The West segment includes the underground and industrial operations and construction services performed by ARB, ARB Structures, Inc., Rockford, Q3C, and Vadnais.  Most of the entities perform work primarily in California; however, Rockford operates throughout the United States and Q3C operates in Colorado and the upper Midwest United States.  The Blythe, Carlsbad and Wilmington joint ventures have also been included as part of the segment.

The East segment includes the JCG Heavy Civil division, the JCG Infrastructure and Maintenance division, BW Primoris and the Cardinal Contractors, Inc. construction business, located primarily in the southeastern United States and in the Gulf Coast region of the United States.  In October 2016, the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.  Until completion of a sale, the Company will continue to operate the business unit.

The Energy segment includes the operations of the PES pipeline and gas facility construction and maintenance operations and the PES Industrial division, whose operations are located primarily in the southeastern United States and in the Gulf Coast region.  The segment also includes the Aevenia (with the 2016 acquired divisions of Mueller and Northern), Surber and Ram-Fab operations as well as the OnQuest, Inc. and OnQuest Canada, ULC operations, which provide for the design and installation of LNG facilities and high-performance furnaces and heaters for the oil refining, petrochemical and power generation industries.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016		2015		2014
		% of		% of		% of
		Total		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
West	$1,041,341	52.2%	$913,626	47.4%	$964,093	46.2%
East	521,301	26.1%	612,174	31.7%	489,926	23.5%
Energy	434,306	21.7%	403,615	20.9%	632,175	30.3%
Total	$1,996,948	100.0%	$1,929,415	100.0%	$2,086,194	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016		2015		2014
		% of		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
West	$145,239	13.9%	$130,255	14.3%	$143,468	14.9%
East	(15,938)	(3.1%)	42,523	6.9%	25,749	5.3%
Energy	72,006	16.6%	47,095	11.7%	66,823	10.6%
Total	$201,307	10.1%	$219,873	11.4%	$236,040	11.3%

Segment Goodwill

The amount of goodwill recorded by segment at December 31, 2016 and 2015 was as follows:

Reportable Segment	2016	2015
West	$45,239	$45,239
East	40,150	42,866
Energy	41,837	36,056
Total	$127,226	$124,161

As part of the Company’s annual review of goodwill impairment, an impairment expense of $401 was recorded in December 2015 for the goodwill attributed to Cardinal Contractors, Inc. and in the third quarter 2016, an impairment expense of $2,716 recorded as part of the Company’s decision to sell the Texas Heavy Civil operations – See Note 16 – “Planned Divestiture of Texas Heavy Civil Business Unit”.

Geographic Region — Revenues and Total Assets

The majority of the Company’s revenues are derived from customers in the United States, and less than 1% is generated from sources outside of the United States.  At December 31, 2016 approximately 1% of total assets were located outside of the United States.

Note 18—Customer Concentrations

The Company operates in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets throughout primarily the United States.  Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the years ended December 31, 2016, 2015 and 2014, the Company generated 45.6%, 48.9% and 36.4%, of its revenues, respectively, from the following customers:

Description of
Customer’s	2016		2015		2014
Business	Amount	Percentage	Amount	Percentage	Amount		Percentage
Chemical/Energy producer	$208,458	10.4%	$173,931	9.0%	$	*	*
Private gas and electric utility	201,443	10.1%	173,232	9.0%		145,677	7.0%
Texas DOT	193,049	9.7%	183,847	9.5%		183,221	8.8%
Public gas and electric utility	184,002	9.2%	120,507	6.2%		144,567	6.9%
Pipeline operator	123,055	6.2%	*	*		*	*
Pipeline operator	*	*	165,578	8.6%		*	*
Gas utility	*	*	127,128	6.6%		*	*
Petrochemical producer	*	*	*	*		164,634	7.9%
Pipeline operator	*	*	*	*		121,220	5.8%
	$910,007	45.6%	$944,223	48.9%		$759,319	36.4%

(*)Indicates a customer with less than 5% of revenues during such period.

For the years ended December 31, 2016, 2015 and 2014, approximately 60.4%, 59.4% and 53.6%, respectively, of total revenues were generated from the top ten customers of the Company in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2016, approximately 20.8% of the Company’s accounts receivable were due from one customer, and that customer provided 6.2% of the Company’s revenues for the year ended December 31, 2016. At December 31, 2015, approximately 15.7% of the Company’s accounts receivable were due from one customer, and that customer provided 9.0% of the Company’s revenues for the year ended December 31, 2015.

Note 19 — Multiemployer Plans

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

The Company contributed $34,183, $34,296 and $38,107, to multiemployer pension plans for the years ended December 31, 2016, 2015 and 2014, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2016 and 2015 decreased from the prior years as a result of a decrease in the number of man-hours worked by our union labor.

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

The Company participates in a number of multiemployer pension plans, and its potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 15—“Commitments and Contingencies,” in 2011 the Company withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  The Company has no plans to withdraw from any other labor agreements.

During the last three years, the Company made annual contributions to 78 pension plans.  None of the pension plans that the Company contributed to in 2016 listed the Company in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  Two of the pension plans that the Company contributed to in 2015 listed the Company in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  The contribution to one plan was $2,180 and $457 for the second plan.  One of the pension plans listed the Company on their Form 5500 as providing more than 5% of the plan’s total 2014 contributions.  The contributions for the plan amounted to $5,659 for the twelve months ending December 31, 2014.

Our participation in significant plans for the years ended December 31, 2016, 2015 and 2014 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess or regular contributions.  The next column lists the expiration date of the Company’s collective bargaining agreement related to the plan. The table follows:

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act Zone		Status		Agreement
	Pension Plan	Status		Pending /	Surcharge	Expiration	Contributions of the Company
Pension Fund Name	Number	2016	2015	Implemented	Imposed	Date	2016	2015	2014

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green at February 1, 2015	Green at February 1, 2014	No	No	6/04/2017	$5,373	$5,659	$6,204

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow at June 1, 2015	Yellow at June 1, 2014	No	No	6/30/2019	3,598	3,150	3,116

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green at January 1, 2015	Green at January 1, 2014	No	No	6/30/2018	2,742	3,067	2,444

Pipeline Industry Benefit Fund	73-6146433/001	Green at January 1, 2015	Green at January 1, 2014	No	No	6/04/2017	2,740	3,783	2,686

Southern California Pipetrades Trust Funds	51-6108443/001	Green at January 1, 2015	Green at January 1, 2014	No	No	6/30/2018	2,614	2,180	5,239

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red at January 1, 2015	Red at January 1, 2014	No	No	6/04/2017	2,415	3,287	3,382
				Contributions to significant plans			19,482	21,126	23,071
				Contributions to other multiemployer plans			14,701	13,170	15,036

				Total contributions made			$34,183	$34,296	$38,107

Note 20—Company Retirement Plans

401(k) Plan—The Company provides a 401(k) plan for its employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  The Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions, which vest immediately. The Company may, at the discretion of its Board of Directors, make an additional profit share contribution to the 401(k) plan. No such contributions were made during 2014 through 2016. The Company’s contribution to the plan for the years ended December 31, 2016, 2015 and 2014 were $3,904, $3,702 and $3,111, respectively.  Employees of the various acquisitions made by the Company from 2012 through 2016 became eligible for the Company’s 401(k) plan.

OnQuest Canada, ULC RRSP-DPSP Plan—The Company provides a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for its employees of OnQuest Canada, ULC. There are two components to the plan. The RRSP portion is contributed to by the employee, while the Company portion is paid to the DPSP. Under this plan, the Company makes employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Vesting in the DPSP portion is one year of employment. The Company’s contribution to the DPSP during the years ended December 31, 2016, 2015 and 2014 was $52, $55 and $69, respectively.

The Company has no other post-retirement benefits.

Note 21—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan (“LTR Plan”) —  The Company adopted a long-term retention plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by the Company on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2016 and 2015 was $4,459 and $5,220, respectively.

Participants in the long term retention plan may elect to purchase Company common stock at a discounted price.  For bonuses earned in 2016 and 2015, the participants could use up to one sixth of their bonus amount to purchase shares of stock, whose price was calculated as 75% of the average market closing price for the month of January 2017 and December 2015, respectively.  The 25% discount is treated as compensation to the participant.

JCG Stakeholder Incentive Plan — In December 2016 and 2015, JCG maintained a deferred compensation plan for some senior management employees.  The plan provided for annual vesting over a five-year period.  Once vested and upon a triggering event, such as termination, death or disability, the deferred benefit amount plus interest is paid in equal monthly installments over three years.  The amount of compensation deferred under the plan is calculated each year.  In 2014, the terms of the plan were changed, and the participants were given the option of payment of accrued amounts over a three year period or payments made as part of the LTR plan with 50% of the accrued amount added to the LTR payments made in 2015 and the remainder added to LTR payments to be made in 2016.  At December 31, 2016, there was no deferred compensation liability under this plan, and at December 31, 2015 the liability was $278.

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

At December 31, 2016, a total of 99,256 Units were vested.  The vesting schedule for the remaining Units follows:

Number of Units
For the Years Ending December 31,	to Vest
2017	74,394
2018	25,138
2019	48,219
2020	2,058
2021	—
149,809

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. For the twelve months ended December 31, 2016 and 2015, the Company recognized $1,627 and $1,050, respectively, in compensation expense.  At December 31, 2016, approximately $2.1 million of unrecognized compensation expense remains for the Units, which will be recognized over the next 3.25 years through April 1, 2020.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2016, a total of 1,693 Dividend Equivalent Units were accrued.

Note 22—Related Party Transactions

Primoris has entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors and our largest stockholder, Brian Pratt and his family, holds a majority interest of SIGI.  John M. Perisich, our Executive Vice President and General Counsel, is secretary of SIGI.  The leases are for three properties used by the Company in California, with various expiration dates, with the last expiring in 2023.  During the years ended December 31, 2016, 2015 and 2014, the Company paid $849, $831 and $862, respectively, in lease payments to SIGI for the use of these properties.  We intend to purchase the SIGI properties in the first quarter of 2017.

Primoris leases properties from other individuals that were past sellers of acquisitions or are current employees.  The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 23—Income Taxes

The components of the provision for income taxes are as follows:

	2016	2015	2014
Current provision (benefit)
Federal	$4,726	$26,948	$28,203
State	5,423	3,640	5,398
Foreign	92	362	1,074
	10,241	30,950	34,675
Deferred provision (benefit)
Federal	11,560	(7,099)	3,586
State	(727)	155	457
Foreign	72	(60)	(72)
	10,905	(7,004)	3,971
Total	$21,146	$23,946	$38,646

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	2016	2015	2014
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal income tax impact	6.38%	4.20%	4.66%
Foreign tax credit	(0.35)%	(0.50)%	(0.98)%
Canadian income tax	0.35%	0.50%	0.98%
Domestic production activities deduction	(1.10)%	(3.91)%	(3.07)%
Nondeductible meals & entertainment	5.36%	5.09%	3.38%
Other items	(1.46)%	(1.01)%	(2.01)%
Effective tax rate on income before provision for income taxes excluding income attributable to noncontrolling interests	44.18%	39.37%	37.96%
Impact of income from noncontrolling interests on effective tax rate	(0.91)%	(0.18)%	(0.19)%
Effective tax rate on income before provision for income taxes and noncontrolling interests	43.27%	39.19%	37.77%

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

The tax effect of temporary differences that give rise to deferred income taxes for the year ended December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued compensation	$5,804	$9,673
Accrued workers compensation	9,855	10,058
Capital loss carryforward	1,077	1,800
Foreign tax credit	1,349	1,293
Insurance reserves	3,248	5,489
Loss reserves	4,841	2,887
Pension liability	1,979	2,805
State income taxes	2,011	469
Other	288	882
Total deferred tax assets	30,452	35,356
Deferred tax liabilities
Depreciation and amortization	(38,327)	(33,304)
Prepaid expenses and other	(1,955)	(977)
Total deferred tax liabilities	(40,282)	(34,281)
Net deferred tax assets (liabilities)	$(9,830)	$1,075

As of December 31, 2016, the tax effects of capital loss carryforwards were $1,077; state net operating losses were $486; and foreign tax credits were $1,349.  These carryforwards will begin to expire in 2019, 2021 and 2019, respectively.  The Company believes it is more likely than not that it will realize the benefit of the deferred tax assets.

The Company’s federal tax returns are subject to examination by the Internal Revenue Service for tax years after 2012.  The statutes of limitation of state and foreign jurisdictions vary generally between 3 to 5 years.  Accordingly, the tax years 2011 through 2015 remain open to examination by the state and foreign jurisdiction in which the Company operates.

A reconciliation of the beginning and ending amounts and aggregate changes in the balance of unrecognized tax benefits for each period is as follows:

	2016	2015	2014
Beginning balance	$—	$456	$5,382
Increases in balances for tax positions taken during the current year	—	—	—
Increases in balances for tax positions taken during prior years	—	—	—
Settlements and effective settlements with tax authorities	—	(456)	(4,878)
Lapse of statute of limitations	—	—	(48)
Total	$—	$—	$456

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

Note 24—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2015 and 2016 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 24, 2015	March 31, 2015	April 15, 2015	$0.040
May 1, 2015	June 30, 2015	July 15, 2015	$0.055
August 4, 2015	September 30, 2015	October 15, 2015	$0.055
November 3, 2015	December 31, 2015	January 15, 2016	$0.055
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Numerator:
Net income	$27,725	$37,151	$63,682
Net income attributable to noncontrolling interests	(1,002)	(279)	(526)
Net income attributable to Primoris	$26,723	$36,872	$63,156

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,762	51,647	51,607
Dilutive effect of shares issued to independent directors	3	2	2
Dilutive effect of restricted stock units (1)	224	149	138.0
Weighted average shares for computation of diluted earnings per share	51,989	51,798	51,747

Earnings per share attributable to Primoris:
Basic	$0.52	$0.71	$1.22
Diluted	$0.51	$0.71	$1.22

(1)	Represents the effect of the grant of 249,065 shares of Restricted Stock Units and 1,693 vested Dividend Equivalent Units.

Note 25—Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,576,442 and 51,676,140 shares were issued and outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016, there were 394 holders of record of our common stock.

The Company issued 85,907 shares of common stock in 2016 and 96,828 shares of common stock in 2015 under the Company’s LTR Plan.  The shares were purchased by the participants in the LTR Plan with payment made to the Company of $1,440 in 2016 and $1,621 in 2015.  The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price.  The shares purchased in March 2016 were for bonus amounts earned in 2015, and the number of shares was calculated at 75% of the average closing price of December 2015.

The Company issued shares of common stock under the Equity Plan to the non-employee members of the Board of Directors as part of the Company’s quarterly compensation provided to the Directors.  Shares issued were as follows:

•	11,745 shares in August 2016,
•	10,450 shares in February 2016,
•	9,748 shares in August 2015,
•	8,168 shares in March 2015,
•	6,172 shares in August 2014, and
•	6,375 shares in February 2014,

The shares were fully vested upon issuance and have a one-year trading restriction.

As discussed in Note 21—“Deferred Compensation Agreements and Stock-Based Compensation”, the Board of Directors has granted a total of 249,065 shares of Units under the Equity Plan.

At December 31, 2016, there were 1,953,559 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2016.

Share Repurchase Plan

In August 2016, the Company’s Board of Directors authorized a share repurchase program under which the Company, from time to time and depending on market conditions, share price and other factors, could acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5 million.   During the month of December 2016, the Company purchased and cancelled 207,800 shares of stock for $5.0 million at an average cost of $24.02 per share. The share repurchase program expired on December 31, 2016.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2016 or 2015.

Warrants

At December 31, 2016 and 2015, there were no warrants outstanding.

Note 26—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2016
	1st	2nd	3rd	4th
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenues	$430,446	$456,811	$507,828	$601,863
Gross profit	39,277	43,285	50,129	68,616
Impairment of goodwill	—	—	2,716	—
Net income	2,916	5,287	4,756	14,766
Net income attributable to Primoris	2,693	5,056	4,504	14,470

Earnings per share:
Basic earnings per share	$0.05	$0.10	$0.09	$0.28
Diluted earnings per share	$0.05	$0.10	$0.09	$0.28

Weighted average shares outstanding (in thousands)
Basic	51,725	51,772	51,780	51,771
Diluted	51,881	52,022	52,034	52,021

	Year Ended December 31, 2015
	1st	2nd	3rd	4th
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenues	$392,780	$483,545	$555,945	$497,145
Gross profit	38,005	46,496	71,647	63,725
Impairment of goodwill	—	—	—	401
Net income	1,672	3,692	19,079	12,708
Net income attributable to Primoris	1,672	3,638	19,007	12,555

Earnings per share:
Basic earnings per share	$0.03	$0.07	$0.37	$0.24
Diluted earnings per share	$0.03	$0.07	$0.37	$0.24

Weighted average shares outstanding (in thousands)
Basic	51,572	51,666	51,672	51,676
Diluted	51,726	51,815	51,824	51,825

	Year Ended December 31, 2014
	1st	2nd	3rd	4th
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenues	$470,074	$515,291	$613,237	$487,592
Gross profit	49,757	61,194	75,473	49,616
Net income	11,265	16,003	27,390	9,024
Net income attributable to Primoris	10,833	16,003	27,390	8,930

Earnings per share:
Basic earnings per share	$0.21	$0.31	$0.53	$0.17
Diluted earnings per share	$0.21	$0.31	$0.53	$0.17

Weighted average shares outstanding (in thousands)
Basic	51,610	51,655	51,606	51,561
Diluted	51,714	51,804	51,759	51,710

Note 27—Subsequent Event

On February 21, 2017, the Board of Directors declared a cash dividend of $0.055 per common share for stockholders of record as of March 31, 2017, payable on or about April 14, 2017.

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

Exhibit 3.1	Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (6)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (7)

Exhibit 3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (8)

Exhibit 4.1	Specimen Common Stock Certificate (9)

Exhibit 10.1	2008 Long-Term Equity Incentive Plan (#)(10)

Exhibit 10.2	2013 Equity Incentive Plan (#)(11)

Exhibit 10.3	Third Amendment to Loan and Security Agreement, dated March 3, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (13)

Exhibit 10.4	Fourth Amendment to Loan and Security Agreement, dated October 20, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (14)

Exhibit 10.5	Credit Agreement, dated September 23, 2011, by and among Primoris Services Corporation and Bank of the West (15)

Exhibit No.	Description
Exhibit 10.6	Fifth Amendment to Loan and Security Agreement, dated November 28, 2011, by and among Primoris Services Corporation and The PrivateBank and Trust Company (15)

Exhibit 10.7	Loan and Security Agreement, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.8	Business Purpose Promissory Note, dated November 30, 2011, by and among Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.9	Schedule A-1 Equipment Collateral, dated November 30, 2011, by and between Stellaris LLC, James Construction Group LLC and JPMorgan Chase Bank, N.A. (15)

Exhibit 10.10

Amendment No. 3 to the Master Loan and Security Agreement Loan and Security Agreement, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (15)

Exhibit 10.11	Promissory Note, dated November 30, 2011, by and among James Construction Group LLC, Stellaris LLC, ARB Inc. and Fifth Third Bank (15)

Exhibit 10.12	Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc. and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.13	Equipment Security Note, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.14	Addendum to Master Loan and Security Agreement, dated December 21, 2011, by and among ARB, Inc., Stellaris LLC, Rockford Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.15	Guaranty, dated December 21, 2011, by and among Primoris Services Corporation and Banc of America Leasing & Capital, LLC (16)

Exhibit 10.16

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (17)

Exhibit 10.17	Fifth Amendment to Loan and Security Agreement, dated April 4, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (18)

Exhibit 10.18	Equipment Security Note, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (19)

Exhibit No.	Description
Exhibit 10.19	Amendment Number 1 to Master Loan and Security Agreement, dated June 20, 2012, by and among Stellaris, LLC, James Construction Group, LLC and Banc of America Leasing & Capital, LLC (19)

Exhibit 10.20	Seventh Amendment to Loan and Security Agreement, dated July 18, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.21	Eighth Amendment to Loan and Security Agreement, dated October 29, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company (21)

Exhibit 10.22	Master Loan and Security Agreement, dated November 1, 2012, by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.23

Amendment to Master Loan and Security Agreement, dated November 7, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.24

Equipment Security Note, dated November 1, 2012, by and among Stellaris, LLC, James Construction Group, LLC, Miller Springs Materials, LLC, Primoris Energy Services Corporation and Banc of America Leasing & Capital, LLC (22)

Exhibit 10.25	Loan Agreement, dated December 13, 2012, by and between Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (23)

Exhibit 10.26	Note, dated December 13, 2012, by and among Stellaris, LLC and Q3 Contracting, Inc. and RBS Asset Finance, Inc. (23)

Exhibit 10.27	Guaranty, dated December 13, 2012, by and among Primoris Services Corporation and RBS Asset Finance, Inc. (23)

Exhibit 10.28	Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (24)

Exhibit 10.29	Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (24)

Exhibit 10.30	Master Loan and Security Agreement, dated August 31, 2009, by and between Stellaris, LLC and Fifth Third Bank (12)

Exhibit 10.31	Promissory Note, dated June 11, 2013, by and among Stellaris, LLC and Fifth Third Bank pursuant to the Master Loan and Security Agreement dated August 31, 2009 (25)

Exhibit 10.32

Master Loan and Security Agreement, dated June 13, 2013, by and among Stellaris, LLC, James Construction Group, LLC, Rockford Corporation and Wells Fargo Equipment Finance, Inc. and Loan Schedules, dated June 13, 2013 (25)

Exhibit No.	Description

Exhibit 10.33

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (25)

Exhibit 10.34	Loan Agreement, dated September 17, 2013, by and among Stellaris, LLC, James Construction Group LLC and Rockford Corporation and RBS Asset Finance, Inc. (26)

Exhibit 10.35	Loan and Security Agreement, dated September 20, 2013, by and between PNC Equipment Finance, LLC and Stellaris LLC and Q3 Contracting, Inc. (26)

Exhibit 10.36

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (26)

Exhibit 10.37	Master Loan and Security Agreement, dated December 6, 2013 by and between Stellaris, LLC and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.38	Equipment Security Note, dated as of December 6, 2013, by and between Stellaris, LLC, ARB, Inc. James Construction Group, LLC, and Rockford Corporation and Banc of America Leasing & Capital, LLC (27)

Exhibit 10.39	Master Security Agreement, dated September 18, 2014, by and among Primoris Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (28)

Exhibit 10.40

Promissory Note and Collateral Schedule No. 1, dated September 18, 2014, by and between Primoris Energy Services Corporation, Rockford Corporation and Key Equipment Finance, a division of KeyBank National Association. (28)

Exhibit 10.41	Master Loan and Security Agreement, dated September 19, 2014, by and among Fifth Third Bank and Primoris Services Corporation, James Construction Group, LLC and Q3 Contracting, Inc. (28)

Exhibit 10.42	Amendment No. 1 to Master Loan and Security Agreement, dated as of September 23, 2014, by and among Fifth Third Bank and Stellaris LLC. (28)

Exhibit 10.43	Promissory Note, dated September 19, 2014, by and among Primoris Services Corporation, James Construction Group, LLC, Q3 Contracting, Inc. and Fifth Third Bank. (28)

Exhibit 10.44

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (29)

Exhibit No.	Description
Exhibit 10.45

Waiver and Amendment Agreement, dated as of April 30, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (29)

Exhibit 10.46

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (29)

Exhibit 10.47	Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (#) (31)

Exhibit 10.48	Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (#) (31)

Exhibit 10.49

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (32)

Exhibit 10.50	Employment Agreement, dated April 5, 2016, by and among Primoris Services Corporation and Thomas McCormick. (#) (33)

Exhibit 14.1	Code of Ethics and Business Conduct (30)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)Management contract or compensatory plan, contract or arrangement.

(*)Filed herewith.

(1)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008, and such exhibit is incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008, and such exhibit is incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and such exhibit is incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010, and such exhibit is incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012, and such exhibit is incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009, and such exhibit is incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008, and such exhibit is incorporated herein by reference.
(8)	Filed as exhibit to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009, and such exhibit is incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006, and such exhibit is incorporated herein by reference.
(10)	Attached as an annex to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008, and such annex is incorporated herein by reference.
(11)	Attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013, and such Appendix is incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 1, 2010, and such exhibit is incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, and such exhibit is incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on October 25, 2011, and such exhibit is incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 14, 2011, and such exhibit is incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 30, 2011, and such exhibit is incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012, and such exhibit is incorporated herein by reference.
(18)	Filed as an exhibit to our Annual Report on Form 10-Q, as filed with the SEC on May 9, 2012, and such exhibit is incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 28, 2012, and such exhibit is incorporated herein by reference.
(20)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 23, 2012, and such exhibit is incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 2, 2012, and such exhibit is incorporated herein by reference.
(22)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on November 9, 2012, and such exhibit is incorporated herein by reference.
(23)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2012, and such exhibit is incorporated herein by reference.
(24)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013, and such exhibit is incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013, and such exhibit is incorporated herein by reference.
(26)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013, and such exhibit is incorporated herein by reference.

(27)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, and such exhibit is incorporated herein by reference.
(28)	Filed as an exhibit to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014, and such exhibit is incorporated herein by reference.
(29)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014, and such exhibit is incorporated herein by reference.
(30)	Filed as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010, and such exhibit is incorporated herein by reference.
(31)	Files as an exhibit to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016, and such exhibit is incorporated herein by reference.
(32)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015, and such exhibit is incorporated herein by reference.
(33)	Filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on April 7, 2016, and such exhibit is incorporated herein by reference.