Form 10-Q
period 2017-03-31
Primoris Services Corp
filed 2017-05-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting company.
Emerging growth company ☐

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At May 8, 2017, 51,437,305 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$148,485	$135,823
Customer retention deposits	377	481
Accounts receivable, net	369,775	388,000
Costs and estimated earnings in excess of billings	129,614	138,618
Inventory and uninstalled contract materials	45,130	49,201
Prepaid expenses and other current assets	17,804	19,258
Total current assets	711,185	731,381
Property and equipment, net	285,921	277,346
Intangible assets, net	31,114	32,841
Goodwill	127,226	127,226
Other long-term assets	2,151	2,004
Total assets	$1,157,597	$1,170,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,113	$168,110
Billings in excess of costs and estimated earnings	150,771	112,606
Accrued expenses and other current liabilities	105,839	108,006
Dividends payable	2,829	2,839
Current portion of capital leases	107	188
Current portion of long-term debt	58,087	58,189
Total current liabilities	441,746	449,938
Long-term capital leases, net of current portion	14	15
Long-term debt, net of current portion	195,230	203,381
Deferred tax liabilities	9,830	9,830
Other long-term liabilities	9,141	9,064
Total liabilities	655,961	672,228
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,437,305 and 51,576,442 issued and outstanding at March 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	159,518	162,128
Retained earnings	340,073	335,218
Non-controlling interest	2,040	1,219
Total stockholders’ equity	501,636	498,570
Total liabilities and stockholders’ equity	$1,157,597	$1,170,798

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$561,502	$430,446
Cost of revenues	506,449	391,169
Gross profit	55,053	39,277
Selling, general and administrative expenses	39,854	32,658
Operating income	15,199	6,619
Other income (expense):
Foreign exchange gain (loss)	23	359
Interest income	69	39
Interest expense	(2,262)	(2,268)
Income before provision for income taxes	13,029	4,749
Provision for income taxes	(4,517)	(1,833)
Net income	$8,512	$2,916

Less net income attributable to noncontrolling interests	$(821)	$(223)

Net income attributable to Primoris	$7,691	$2,693
Earnings per share:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

Weighted average common shares outstanding:
Basic	51,594	51,725
Diluted	51,851	51,881

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,512	$2,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	14,134	15,281
Amortization of intangible assets	1,727	1,624
Stock-based compensation expense	459	262
Gain on sale of property and equipment	(1,308)	(736)
Changes in assets and liabilities:
Customer retention deposits	104	(241)
Accounts receivable	18,225	(20,513)
Costs and estimated earnings in excess of billings	9,004	(24,155)
Other current assets	5,525	(3,265)
Other long-term assets	(147)	(395)
Accounts payable	(43,997)	11,978
Billings in excess of costs and estimated earnings	38,165	(14,217)
Accrued expenses and other current liabilities	(1,392)	(3,469)
Other long-term liabilities	77	(678)
Net cash provided by (used in) operating activities	49,088	(35,608)
Cash flows from investing activities:
Purchase of property and equipment	(19,222)	(12,255)
Proceeds from sale of property and equipment	1,984	3,306
Cash paid for acquisitions	—	(4,108)
Net cash used in investing activities	(17,238)	(13,057)
Cash flows from financing activities:
Repayment of capital leases	(82)	(268)
Repayment of long-term debt	(12,416)	(11,977)
Proceeds from issuance of common stock purchased by management under long-term incentive plan	1,148	1,439
Repurchase of common stock	(4,999)	—
Dividends paid	(2,839)	(2,842)
Net cash used in financing activities	(19,188)	(13,648)
Net change in cash and cash equivalents	12,662	(62,313)
Cash and cash equivalents at beginning of the period	135,823	161,122
Cash and cash equivalents at end of the period	$148,485	$98,809

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash paid:
Interest	$2,262	$2,172

Income taxes, net of refunds received	$1,872	$995

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Obligations incurred for the acquisition of property	$4,163	$—

Dividends declared and not yet paid	$2,829	$2,847

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

Reportable Segments — Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our Chief Executive Officer and our Chief Operating Officer on the range of services we provide to our end user markets. Our Chief Operating Officer regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power, Industrial and Engineering segment (“PI&E segment”), the Pipeline and Underground segment (“P&U segment”), the Utilities and Distribution segment (“U&D segment”), and the Civil segment.  Segment information for prior periods have been restated.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

The classification of our business unit revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our business units may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following table lists the Company’s primary business units and their reportable segment:

Subsidiary	Reportable Segment	Prior Operating Segment
ARB Industrial (a division of ARB, Inc.)	PI&E	West
ARB Structures, Inc.	PI&E	West
Primoris Power (formerly PES Saxon division)	PI&E	Energy
Primoris Renewable Energy (a division of Primoris Aevenia, Inc.)	PI&E	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	PI&E	Energy
Primoris Fabrication (a division of PES)	PI&E	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors, Inc.)	PI&E	Energy
OnQuest, Inc.	PI&E	Energy
OnQuest Canada, ULC	PI&E	Energy
Primoris Design and Construction (“PD&C”); created 2017	PI&E	NA
Rockford Corporation (“Rockford”)	P&U	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	P&U	West
Primoris Field Services (a division of PES Primoris Pipeline)	P&U	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	P&U	Energy
ARB Underground (a division of ARB, Inc.)	U&D	West
Q3 Contracting (“Q3C”)	U&D	West
Primoris Aevenia, Inc. ("Aevenia")	U&D	Energy
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris, LLC ("BW Primoris")	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the Power division of the PI&E segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both projects are expected to be completed in 2018.  Financial information for the joint ventures is presented in Note 11 – “Noncontrolling Interests”.

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million, and on November 18, 2016, the Company acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million.  Both Mueller and Northern operate as divisions of Aevenia.  See Note7— “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three month periods ended March 31, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on

February 28, 2017, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2016, have been omitted.

This First Quarter 2017 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

The Company considers unapproved change orders to be contract variations for which it has customer approval for a change in scope but for which it does not have an agreed upon price change.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. The Company recognizes no margin, where revenue is no greater than costs incurred, on unapproved change orders based on an estimated probability of realization from change order approval.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

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

At any time, if an estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full at that time and recognized as an “accrued loss provision” which is included in the accrued expenses and other current liabilities amount on the balance sheet. For fixed price contracts, as the percentage-of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods. If we anticipate that there will be a loss for unit price or cost reimbursable contracts, the projected loss is recognized in full at that time.

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

For projects that were in process at the end of the prior year or prior quarter there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter had current estimates of costs to complete been known at the end of the prior year or prior quarter.

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

During the three months ended March 31, 2017, revenues generated by the top ten customers were approximately $384 million, which represented 68.4% of total revenues during the period. During the period, two large pipeline projects represented 28.5% of total revenues.

During the three months ended March 31, 2016, revenues generated by the top ten customers were $269 million, which represented 62.6% of total revenues during the period.  During the period, Texas Department of Transportation (“TXDOT”) represented 13.5% of total revenues and a Louisiana petrochemical project represented 13.6% of total revenues.

At March 31, 2017, approximately 12.0% of the Company’s accounts receivable were due from one customer, and that customer provided 9.5% of the Company’s revenues for the three months ended March 31, 2017. In addition, of total accounts receivable, approximately 8.9% are from one customer with whom the Company is currently in dispute resolution. See Note 17 – “Commitments and Contingencies”.

At March 31, 2016, approximately 19.5% of the Company’s accounts receivable were due from one customer, and that customer provided 13.6% of the Company’s revenues for the three months ended March 31, 2016. In addition, approximately 14.9% of total accounts receivable at March 31, 2016 were in dispute resolution. See Note 17 — “Commitments and Contingencies”.

Multiemployer plans — Various subsidiaries are signatories to collective bargaining agreements.  These agreements require that the Company participate in and contribute to a number of multiemployer benefit plans for its union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if the Company were to withdraw from an agreement, it would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with Generally Accepted Accounting Principles (“GAAP”), any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated.

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or at net realizable value. Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project. In most cases, the Company is able to invoice a state agency for the materials, but title has not yet passed to the state agency until the materials are installed.

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016. The new standard is effective for reporting periods beginning after December 15, 2017. The new standard will supersede all current revenue recognition standards and guidance.  Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The standard permits two implementation approaches at the beginning of 2018: the “full retrospective method” which requires restatement of prior years, and the “modified retrospective method”, which requires prospective application of the new standard as a cumulative-effect adjustment. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative-effect adjustment to retained earnings as of the date of adoption.  The adoption will only apply to customer contracts that are not substantially complete as of January 1, 2018.

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

The Company does not expect the new standard to materially affect the total revenue that can be recognized over the life of a construction project; however, the revenue recognized on a quarterly basis during the construction period may change. We believe that Topic 606 is likely to be more impactful to certain of our lump sum projects as a result of the following potential changes from our current practices:

▪

Performance obligations – Topic 606 requires a review of contracts and contract modifications to determine whether there are multiple performance obligations.  Each separate performance obligation must be accounted for as a distinct project, which could impact the timing of revenue recognition.  There is a potential that some of our contracts may have multiple performance obligations which may affect the timing of revenue recognition.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is reviewing the impact of the ASU and will establish procedures to adopt the ASU.

In March 2016, the FASB issued ASU 2016-09 “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting”. The ASU modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments by requiring that excess tax benefits or deficiencies be included in the income statement rather than in equity.  Additionally, the tax benefits for dividends on share-based payment awards will also be reflected in the income statement. As a result of these modifications, the ASU requires that the tax-related cash flows resulting from share-based payments will be shown on the cash flow statement as operating activities rather than as financing activities. The Company adopted the ASU as of January 1, 2017, which did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2017:
Cash and cash equivalents	$148,485	$148,485	—	—
Liabilities as of March 31, 2017:
None

Assets as of December 31, 2016:
Cash and cash equivalents	$135,823	$135,823	—	—
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

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	March 31,	December 31,
	2017	2016
Contracts receivable, net of allowance for doubtful accounts of $1,654 at March 31, 2017 and $1,030 at December 31, 2016, respectively	$303,963	$340,871
Retention receivable	64,552	46,394
	368,515	387,265
Other accounts receivable	1,260	735
	$369,775	$388,000

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$4,278,858	$5,391,124
Gross profit recognized	320,700	456,871
	4,599,558	5,847,995
Less: billings to date	(4,620,715)	(5,821,983)
	$(21,157)	$26,012

This amount is included in the accompanying consolidated balance sheets under the following captions:

	March 31,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$129,614	$138,618
Billings in excess of cost and estimated earnings	(150,771)	(112,606)
	$(21,157)	$26,012

Note 7 — Business Combinations

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

On November 18, 2016, the Company’s subsidiary, Aevenia, acquired certain assets and liabilities of Northern Energy & Power for $6.9 million.  The acquired business unit name was changed to Primoris Renewable Energy (“PRE”).  PRE serves the renewable energy sector with a specific focus on solar photovoltaic installations in the United States.  The purchase was accounted for using the acquisition method of accounting.  The purchase consisted of intangible assets of $3.0 million; goodwill of $3.8 million; and working capital of $0.1 million.  The Company expects to complete its acquisition accounting during the second quarter of 2017 on completion of negotiations with Northern over amounts escrowed at the time of the purchase.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2017 and 2016

The following pro forma information for the three months ended March 31, 2017 and 2016 presents the results of operations of the Company as if the Mueller and PRE acquisitions had occurred at the beginning of 2016. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 40.0% for the three months ended March 31, 2017 and the same period in 2016.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January

1, 2016.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the Mueller or PRE acquisition.

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$561,502	$438,449
Income before provision for income taxes	$13,029	$6,199
Net income attributable to Primoris	$7,691	$3,563

Weighted average common shares outstanding:
Basic	51,594	51,725
Diluted	51,851	51,881

Earnings per share:
Basic	$0.15	$0.07
Diluted	$0.15	$0.07

Note 8—Goodwill and Intangible Assets

Goodwill by segment was recorded as follows:

	March 31,	December 31,
Reporting Segment	2017	2016
PI&E	$24,512	$24,512
P&U	42,252	42,252
U&D	20,312	20,312
Civil	40,150	40,150
Total Goodwill	$127,226	$127,226

At March 31, 2017 and December 31, 2016, intangible assets totaled $31,114 and $32,841, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis:

	Amortization	March 31,	December 31,
	Period	2017	2016
Tradename	3 to 10 years	$11,000	$11,754
Customer relationships	3 to 15 years	19,270	20,136
Non-compete agreements	2 to 5 years	844	951
		$31,114	$32,841

Amortization expense of intangible assets was $1,727 and $1,624 for the three months ended March 31, 2017 and 2016, respectively. Estimated future amortization expense for intangible assets is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2017 (remaining nine months)	$4,961
2018	6,464
2019	6,318
2020	3,641
2021	2,543
Thereafter	7,187
$31,114

Note 9—Accounts Payable and Accrued Liabilities

At March 31, 2017 and December 31, 2016, accounts payable were $124,113 and $168,110, respectively.  These balances included retention amounts for the same periods of approximately $9,266 and $10,562, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	March 31,	December 31,
	2017	2016
Payroll and related employee benefits	$38,278	$42,718
Insurance, including self-insurance reserves	42,614	42,546
Reserve for estimated losses on uncompleted contracts	13,161	12,801
Corporate income taxes and other taxes	6,033	3,368
Accrued administrative cost	5,619	3,791
Other	134	2,782
	$105,839	$108,006

Note 10—Credit Arrangements

Long-term debt and credit facilities consist of the following:

Commercial Notes Payable and Mortgage Notes Payable

From time to time, the Company enters into commercial equipment notes payable with various equipment finance companies and banks. Interest rates range from 1.78% to 3.51% per annum and maturity dates range from August 13, 2017 to October 14, 2021. The notes are secured by certain construction equipment of the Company.

The Company also entered into two secured mortgage notes payable to a bank in December 2015, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

During the quarter ended March 31, 2017, the Company acquired three properties from a related party and assumed mortgage notes secured by the properties totaling $4.2 million.

Revolving Credit Facility

As of March 31, 2017, the Company had a revolving credit facility, as amended on December 12, 2014 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

Commercial letters of credit outstanding were $11,070 at March 31, 2017 and $16,182 at December 31, 2016.  Other than commercial letters of credit, there were no borrowings under this line of credit during the three months ended March 31, 2017, and available borrowing capacity at March 31, 2017 was $113,930.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50 million Senior Secured Notes purchase agreement (“Senior Notes”) and a $25 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).  On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75 million over the three year period ending June 3, 2018 ("Additional Senior Notes").

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at March 31, 2017.

Canadian Credit Facility

The Company has a demand credit facility for $8,000 in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2017 and December 31, 2016, there were no letters of credit outstanding.  At March 31, 2017, the available borrowing capacity was $8,000 in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At March 31, 2017, OnQuest Canada, ULC was in compliance with the covenant.

Note 11 — Noncontrolling Interests

The Company is currently involved in two joint ventures, each of which has been determined to be a variable interest entity (“VIE”) with the Company as the primary beneficiary as a result of its significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect was recognized for the income.  The net assets of the joint ventures are restricted for use by the specific project and are not available for general operations of the Company.

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income for the three months ended:

	March 31,	March 31,
	2017	2016
Revenues	$10,800	$3,518
Net income attributable to noncontrolling interests	368	155

The Carlsbad joint venture made no distributions to the partners and the Company made no capital contributions to the Carlsbad joint venture during the three months ended March 31, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company's consolidated balance sheets as follows:

	March 31,	December 31,
	2017	2016
Cash	$16,864	$4,630
Accounts receivable	$16,577	$—
Costs and estimated earnings in excess of billings	$124	$124
Billings in excess of costs and estimated earnings	$24,550	$3,426
Accounts payable	$730	$286
Due to Primoris	$6,553	$46

Wilmington Joint Venture

The Wilmington joint venture operating activities began in October 2015 and are included in the Company's consolidated statements of income for the three months ended:

	March 31,	March 31,
	2017	2016
Revenues	$12,310	$1,959
Net income attributable to noncontrolling interests	453	68

The Wilmington joint venture made no distributions to the partners and the Company made no capital contributions to the Wilmington joint venture during the three months ended March 31, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	March 31,	December 31,
	2017	2016
Cash	$4,067	$2,415
Accounts receivable	$7,908	$4,242
Billings in excess of costs and estimated earnings	$1,688	$2,572
Accounts payable	$914	$602
Due to Primoris	$7,019	$2,035

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the two joint ventures which are included in the Company’s condensed consolidated balance sheets:

	Joint Venture	Consolidated
At March 31, 2017	Amounts	Amounts
Cash	$20,931	$148,485
Accounts receivable	$24,485	$369,775
Costs and estimated earnings in excess of billings	$124	$129,614
Accounts payable	$1,645	$124,113
Billings in excess of costs and estimated earnings	$26,238	$150,771

At December 31, 2016
Cash	$7,045	$135,823
Accounts receivable	$4,242	$388,000
Costs and estimated earnings in excess of billings	$124	$138,618
Accounts payable	$888	$168,110
Billings in excess of costs and estimated earnings	$5,998	$112,606

Note 12—Related Party Transactions

Primoris entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors and our largest stockholder, Brian Pratt and his family, holds a majority interest of SIGI.  The leases were for three properties used by the Company in California, with various expiration dates.  During the three months ended March 31, 2017 and 2016, the Company paid $212 and $210, respectively, in lease payments to SIGI for the use of these properties.

In March 2017, the Company exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by the Company’s Board of Directors for $12.8 million.  The Company assumed three mortgage notes totaling $4.2 million with the remainder paid in cash.

Primoris leases properties from other individuals that are current employees.  The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 13—Stock-Based Compensation

In July 2008, the shareholders approved and the Company adopted the Primoris Services Corporation 2008 Long-term Incentive Equity Plan, which was replaced by the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”), after approval by the shareholders and adoption by the Company on May 3, 2013.

The Company’s Board of Directors has granted 249,065 Restricted Stock Units (“Units”) to executives under the Equity Plan.  The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At March 31, 2017, a total of 123,512 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2017 (remaining nine months)	50,138
2018	25,138
2019	48,219
2020	2,058
125,553

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  For the three months ended March 31, 2017 and 2016, the Company recognized $458 and $262, respectively, in compensation expense.  At March 31, 2017, approximately $1.7 million of unrecognized compensation expense remained for the Units, which will be recognized over the next 3 years through April 1, 2020.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At March 31, 2017, a total of 1,990 Dividend Equivalent Units were accrued.

Note 14—Income Taxes

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

The effective tax rate on income including noncontrolling interests for the three months ended March 31, 2017 was 34.7%. The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 37.0%.  The rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially to nondeductible meals and incidental per diem expenses common to the construction industry.

The Company’s federal income tax returns are no longer subject to examination for tax years before 2013. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, the tax years 2011 through 2015 remain open to examination by the other taxing jurisdictions in which the Company operates.

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

Note 15—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2016 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
March 21, 2017	March 31, 2017	April 15, 2017	$0.055

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016.

	2017	2016
Numerator:
Net income attributable to Primoris	$7,691	$2,693

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,594	51,725
Dilutive effect of shares issued to independent directors	7	6
Dilutive effect of restricted stock units (1)	250	150
Weighted average shares for computation of diluted earnings per share	51,851	51,881

Earnings per share attributable to Primoris:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

(1)	Represents the dilutive effect of a grant of 249,065 Units and 1,990 vested Dividend Equivalent Units.

Note 16—Stockholders’ Equity

Common stock —The Company issued 65,429 shares of common stock in February 2017 and 85,907 shares of common stock in February 2016 under the Company’s long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to the Company of $1,148 in February 2017 and $1,439 in February 2016. The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing market price of January 2017.

In February 2017 and 2016, the Company issued 11,784 shares and 10,450 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 13 — “Stock–Based Compensation”, as of March 31, 2017, the Board of Directors has granted a total of 249,065 shares of Units under the Equity Plan and these Units have accrued 1,990 Dividend Equivalent Units.

Share repurchase plan —In February 2017, the Company's Board of Directors authorized a $5 million share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5 million. During the period from March 23 through March 28, 2017, the Company purchased and cancelled 216,350 shares of stock for $4,999 at an average cost of $23.10 per share.

Note 17—Commitments and Contingencies

Leases  — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2017 and 2016 was $6,100 and $5,319, respectively, including amounts paid to related parties of $372 and $368, respectively.

Letters of credit  — At March 31, 2017, the Company had letters of credit outstanding of $11,070, and at December 31, 2016, the Company had letters of credit outstanding of $16,182. The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At March 31, 2017 and December 31, 2016, the Company had bid and completion bonds issued and outstanding totaling approximately $1.51 billion and $1.53 billion, respectively.

NTTA settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”).

On February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9 million.  One of the defendants paid the Company $8 million to remove all of their liability. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use the $17 million to pay for a third-party contractor approved by the NTTA. At March 31, 2017, the remaining accrual balance was $14.3 million. In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Legal proceedings —The Company has been engaged in dispute resolution to collect money it believes it is owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

The Company is subject to other claims and legal proceedings arising out of its business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

SEC Inquiry — The Company has been cooperating with an inquiry by the staff of the Securities and Exchange Commission, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  The Company is continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, the Company is unable to predict when the staff’s inquiry will conclude or the outcome.

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association “PLCA”, including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at March 31, 2017 was $5,384. The Company has no plans to withdraw from any other agreements.

Note 18—Reportable Segments

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our Chief Executive Officer and Chief Operating Officer on the range of services we provide to our end user markets. Our Chief Operating Officer regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power, Industrial, and Engineering segment (“PI&E segment”), the Pipeline and Underground segment (“P&U segment”), the Utilities and Distribution segment (“U&D segment”), and the Civil segment.  Segment information for prior periods have been restated.

The classification of our business unit revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our business units may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following is a brief description of the reportable segments and their business units and operations.

The Power division of the PI&E segment includes ARB Industrial, Primoris Power, ARB Structures, and Primoris Renewable Energy. This division operates primarily in our California markets, with select projects performed nationwide. The Industrial division of this segment includes Primoris Industrial Constructors, Primoris Fabrication, and Primoris Mechanical Contractors. These groups are headquartered in and around Houston, TX and focus on the Southern region of the United States. The Engineering division of this segment includes OnQuest Inc., with offices in California, OnQuest Canada, ULC with offices in Calgary, and Primoris Design and Construction (“PD&C”), located in Tyler, TX.

The P&U segment includes Rockford, Vadnais, Primoris Field Services, and Primoris Pipeline. Rockford operates throughout the United States. Vadnais provides specialized trenchless solutions in California and other select areas. Presently, both Primoris Field Services and Primoris Pipeline operate in Texas and surrounding states.

The U&D segment is comprised of ARB Underground, Q3C, and Aevenia.  ARB Underground operates primarily in California, while Q3C and Aevenia are present throughout the Midwest region of the United States.

The Civil segment includes Primoris Heavy Civil, Primoris I&M, and BW Primoris, LLC. These business units are located primarily in the Southeastern and Gulf Coast regions of the United States.

Each of the four segments specializes in a range of services that include engineering, designing, building/installing, replacing, repairing/rehabilitating, and providing management services for construction and construction-related projects. Our services include:

•	Providing installation of underground pipeline, cable, and conduits for entities in the petroleum, petrochemical, and water industries;
•	Providing maintenance services to utilities for installation and repair of gas distribution lines;
•	Providing engineering, installation, and maintenance of industrial facilities for entities in the petroleum, petrochemical, water, and other industries;
•	Providing installation of commercial and industrial cast-in-place structures;
•	Providing construction of highways and bridges; and
•	Providing industrial and environmental construction.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31,
	2017		2016
		% of		% of
		Total		Total
Reportable Segment	Revenue	Revenue	Revenue	Revenue
PI&E	$131,240	23.4%	$138,638	32.2%
P&U	183,445	32.7%	54,336	12.6%
U&D	116,980	20.8%	103,754	24.1%
Civil	129,837	23.1%	133,718	31.1%
Total	$561,502	100.0%	$430,446	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31,
	2017		2016
		% of		% of
Reportable Segment	Gross Profit	Revenue	Gross Profit	Revenue
PI&E	$15,524	11.8%	$11,585	8.4%
P&U	28,125	15.3%	4,999	9.2%
U&D	8,273	7.1%	11,885	11.5%
Civil	3,131	2.4%	10,808	8.1%
Total	$55,053	9.8%	$39,277	9.1%

Segment Goodwill

The amount of goodwill recorded by segment at March 31, 2017 and at December 31, 2016 is presented in Note 8 – “Goodwill and Intangible Assets”.

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1% generated from sources outside of the United States. At March 31, 2017, approximately 1.0% of total assets were located outside of the United States.

Note 19—Subsequent Events

Texas Heavy Civil division – During the third quarter of 2016, Primoris made a decision to engage an investment banking firm in order to explore the divestiture of  the JCG Texas Heavy Civil operations through the sale of the division. Until the completion of a sale, the Company would continue to operate the business unit.  In April 2017, the Board of Directors determined that based on the information available, the Company would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.  Primoris will aggressively pursue claims that will be made for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected.

Cash Dividend – On May 5, 2017, the Board of Directors declared a cash dividend of $0.055 per common share for stockholders of record as of June 30, 2017, payable on or about July 14, 2017.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (“First Quarter 2017 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2017 Report, our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2017 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2017 Report and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with aq realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our Chief Executive Officer and Chief Operating Officer on the range of services we provide to our end user markets. The Chief Operating Officer regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power, Industrial, and Engineering segment (“PI&E segment”), the Pipeline and Underground segment (“P&U segment”), the Utilities and Distribution segment (“U&D segment”), and the Civil segment.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

The classification of our business unit revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our business units may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following table lists the Company’s primary business units and their reportable segment:

Subsidiary	Reportable Segment	Prior Operating Segment
ARB Industrial (a division of ARB, Inc.)	PI&E	West
ARB Structures, Inc.	PI&E	West
Primoris Power (formerly PES Saxon division)	PI&E	Energy
Primoris Renewable Energy (a division of Primoris Aevenia, Inc.)	PI&E	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	PI&E	Energy
Primoris Fabrication (a division of PES)	PI&E	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors, Inc.)	PI&E	Energy
OnQuest, Inc.	PI&E	Energy
OnQuest Canada, ULC	PI&E	Energy
Primoris Design and Construction (“PD&C”); created 2017	PI&E	NA
Rockford Corporation (“Rockford”)	P&U	West
Vadnais Trenchless Services, Inc. (“Vadnais”)	P&U	West
Primoris Field Services (a division of PES Primoris Pipeline)	P&U	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	P&U	Energy
ARB Underground (a division of ARB, Inc.)	U&D	West
Q3 Contracting (“Q3C”)	U&D	West
Primoris Aevenia, Inc. ("Aevenia")	U&D	Energy
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris, LLC ("BW Primoris")	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) will engineer and construct a gas-fired power generation facility and a joint venture titled “ARB Inc. & B&M Engineering Co.” (“Wilmington”) will also engineer and construct a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the Power division of the PI&E segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both project are expected to be completed in 2018.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The recent significant reduction in the price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline and roustabout services in the near term, with additional uncertainty resulting over the length of time that prices will remain depressed.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations, will remain at lower levels for an extended period. While there was some stability in the price of oil in the first quarter of 2017, that stability has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affects the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of the Company’s work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, the Company generally experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2016, our critical accounting policies relate primarily to revenue recognition for fixed and unit price contracts, income taxes, goodwill, long-lived assets, reserves for uninsured risks and contingencies. There have been no material changes to our critical accounting policies since December 31, 2016.

Results of Operations

Consolidated Results

The following discussion compares the results of the first quarter of 2017 to those of the first quarter of 2016.

Revenues

Revenue for the first quarter 2017 was $561.5 million, an increase of $131.1 million, or 30.4% compared to the first quarter of 2016.  Two large pipeline projects at Rockford resulted in increased revenues of $148.4 million.  In addition, increased revenues at both ARB Underground and Q3C resulted in increased revenues for the Utilities and Distribution segment of $13.2 million.  The increases were partially offset by revenue reductions of $19.3 million for the other business units that are part of the Pipeline and Underground segment, of $7.4 million for the Power, Industrial and Engineering segment and of $3.9 million for the Civil segment.

Gross Profit

Gross profit was $55.1 million for the first quarter 2017, an increase of $15.8 million, or 40.2% compared to the first quarter of 2016.   The two large pipeline projects were the primary reason for the increase of $22.8 million gross profit for the Pipeline and Underground segment.  Improved gross profit performance at ARB Industrial resulted in an increase of $3.9 million for the Power and Industrial segment.  Inefficiencies associated with traditional winter weather and the mix of work performed during the quarter were the primary reason for a gross profit decrease of $3.6 million for the Utilities and Distribution segment while the Civil segment gross profit declined by $7.7 million primarily from reduced revenues and production issues at the Primoris Heavy Civil division.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses of $39.9 million during the first quarter of 2017, increased by $7.2 million, or 22.0% compared to the first quarter of 2016. The primary reasons for the increase was a $4.6 million increase in compensation related expenses, including incentive compensation accruals, a $0.9 million benefit in the prior year from an adjustment to the pension withdrawal liability, and a $1.1 million reserve for an account receivable and note receivable.  SG&A expense as a percentage of revenue remained at 7.1% as the reserve and pension changes offset the benefit of the revenue increase.

Planned JCG Texas Heavy Civil division divestiture

During the third quarter of 2016, Primoris made a decision to engage an investment banking firm in order to explore the divestiture of  the JCG Texas Heavy Civil operations through the sale of the division. In April 2017, the Board of Directors determined that based on the information available, the Company would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.  Primoris will aggressively pursue claims that will be made for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands)
Foreign exchange gain (loss)	$23	$359
Interest income	69	39
Interest expense	(2,262)	(2,268)
Total other income (expense)	$(2,170)	$(1,870)

For the three months ended March 31, 2017, foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our Canadian subsidiary’s contracts are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference when the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, which are backed by the federal government, and other investments that may not be backed by the federal government.

Interest expense for the three months ended March 31, 2017 remain relatively unchanged between periods due to relatively similar levels of long-term debt between the two periods.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 37.0% for the three months ended March 31, 2017.  The rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially to nondeductible meals and incidental per diem expenses common to the construction industry.

The Company recorded income tax expense for the three months ended March 31, 2017 of $4.5 million compared to $1.8 million for the three months ended March 31, 2016.

The effective tax rate on income attributable to Primoris for the three months ended March 31, 2017 was 37.0% compared to 40.5% for the three months ended March 31, 2016, primarily due to tax benefits recorded from tax returns filed in the first quarter 2017.

Segment results

Power, Industrial and Engineering Segment (“PI&E segment”)

Revenue and gross profit for the PI&E segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power, Industrial and Engineering Segment
Revenue	$131,240		$138,638
Gross profit	$15,524	11.8%	$11,585	8.4%

Revenue for the Power, Industrial and Engineering segment decreased by $7.4 million, or 5.3%, for the three months ended March 31, 2017, compared to the same period in 2016.  Revenues decreased $6.8 million as a result of several wastewater treatment projects in Texas reaching substantial completion during 2016, as well as decreased volume at a large petrochemical project in south Louisiana. Further, the ARB Structures division realized a decrease in revenues of $13.5 million due to the completion of a large parking structure project in 2016 and delays in getting current backlog work started. This decrease was largely offset by increases at ARB Industrial of $10.1 million resulting from the division’s joint venture power plant projects in southern California.

Gross profit for the Power, Industrial and Engineering segment for the three months ended March 31, 2017 increased by $3.9 million or 34.0%, compared to the same period in 2016.  The increase was primarily attributable to an increase of gross profit earned at ARB Industrial, which was driven by improved profitability realized on its current jobs, as well as the additional volume provided by the joint venture projects.

Gross profit as a percent of revenues increased to 11.8% during the three months March 31, 2017 from 8.4% in the prior year quarter primarily as a result of the profit realized at the ARB Industrial division.

Pipeline and Underground Segment (“P&U segment”)

Revenue and gross profit for the P&U segment for the three months ended March 31, 2017and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline and Underground Segment
Revenue	$183,445		$54,336
Gross profit	$28,125	15.3%	$4,999	9.2%

Revenue for the Pipeline and Underground segment increased by $129.1 million, or 237.6%, for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily from the Rockford division’s two large pipeline projects in Florida currently in process. Rockford had minimal work in Q1 2016.  The increase was offset by reduced revenues at the Primoris Field Services division after completion of a large project in 2016.

Gross profit for the Pipeline and Underground segment for the three months ended March 31, 2017 increased by $23.1 million or 462.6%, compared to the same period in 2016.  The increase was primarily attributable to the Rockford division, for the two pipeline jobs.

Gross profit as a percent of revenues increased to 15.3% during the three months March 31, 2017 from 9.2% in the prior year quarter, primarily as a result of the gross profit realized at the Rockford division.

Utilities and Distribution Segment (“U&D segment”)

Revenue and gross profit for the U&D segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities and Distribution Segment
Revenue	$116,980		$103,754
Gross profit	$8,273	7.1%	$11,885	11.5%

Revenue for the Utilities and Distribution segment increased by $13.2 million, or 12.7%, for the three months ended March 31, 2017, compared to the same period in 2016. The increase is attributable to increases in volume at each of the segment’s divisions, including ARB Underground, Q3C and Aevenia. Approximately $6.7 million of the increase is related to ARB Underground, which is primarily the result of a new collaboration master services agreement (“MSA”) arrangement for a major utility customer which began in 2016.

Gross profit for the Utilities and Distribution segment for the three months ended March 31, 2017 decreased by $3.6 million or 30.4%, compared to the same period in 2016. Approximately $2.0 million of the decrease relates to a decline in profitability at Q3C primarily from a major private utility customer based on the type of work performed during the quarter, and approximately $1.2 million of the gross profit decrease related to the ARB Underground division resulting primarily from decreased volume of work performed for a major utility customer in the first quarter 2017.

Gross profit as a percentage of revenues decreased to 7.1% during the three months March 31, 2017 from 11.5% in the prior year quarter. This is the result of a decrease at ARB Underground from 14.0% to 11.0% in the current period and also a decrease at Q3C from 8.2% in the prior three month period ended March 31, 2016 to 2.7% earned during the three months ended March 31, 2017. ARB Underground’s decrease in gross profit as a percentage of revenues related primarily to the collaboration MSA arrangement discussed above, as the division earns no markup on the related engineering component which is subcontracted to a collaboration partner. Q3C’s decrease relates largely to less working days experienced in Q1 2017 versus 2016, mainly due to weather.

Civil Segment

Revenue and gross profit for the Civil segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$129,837		$133,718
Gross profit	$3,131	2.4%	$10,808	8.1%

Civil Segment revenue decreased by $3.8 million, or 2.9%, for the three months ended March 31, 2017 compared to the same period in 2016. Primoris Heavy Civil division revenue decreased by $1.6 million as increases of $6.7 million from airport projects and $4.6 million from Arkansas DOT projects were offset by decreases of $7.8 million from LA DOT projects, $2.4 million from MS DOT projects and $2.1 million from TX DOT projects.  Revenue at the Primoris I&M division decreased by $1.8 million primarily as a result of a decrease at a large petrochemical project in south Louisiana and decreases in Florida partially offset by an increase from a new project in Louisiana.

Gross profit decreased by $7.7 million or 71.0% for the three months ended March 31, 2017.  The gross profit decrease was primarily a result of decreased revenues at the large petrochemical project in south Louisiana and productivity issues on the Arkansas DOT projects.

Gross Profit as a percent of revenues decreased from 8.1% to 2.4% during the three months ended March 31, 2017 as compared to the same period in 2016, primarily from the productivity issues in Arkansas and the impact of the reduction of work at the south Louisiana project.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States with approximately 1% generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners.  We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed and unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on master service agreements (“MSA”) for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2016 and March 31, 2017 and the changes in Fixed Backlog for the three months ended March 31, 2017 (in millions) are as follows:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 3 Months
	December 31,	Additions to	Recognized from	at March 31,	Non-Fixed Backlog	ended March 31,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	Projects	2017
PI&E	$469.6	$183.4	$117.5	$535.5	$13.7	$131.2
P&U	1,019.4	26.4	175.9	869.9	7.6	183.5
U&D	31.5	107.7	32.8	106.4	84.2	117.0
Civil	605.9	149.8	127.5	628.2	2.3	129.8
Total	$2,126.4	$467.3	$453.7	$2,140.0	$107.8	$561.5

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services in the case of BW Primoris.

At March 31, 2017, our total Fixed Backlog was $2.14 billion, representing an increase of $13.6 million, or 0.6%, compared to $2.13 billion as of December 31, 2016.

MSA Backlog

The following table outlines historical MSA revenues for the past five quarters ($ in millions):

	Quarterly MSA Revenues
	2016	2017
First Quarter	105.2	105.5
Second Quarter	142.2
Third Quarter	160.2
Fourth Quarter	168.6

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2017 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2017
PI&U	$41.9
P&U	47.2
U&D	565.9
Civil	3.5
Total	$658.5

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
PI&E	$496.5	$376.7	$533.6	$511.9	$577.4
P&U	474.7	437.8	1,030.3	1,052.6	917.1
U&D	547.0	490.5	519.0	606.5	672.3
Civil	676.5	607.9	612.1	626.9	631.7
Total	$2,194.7	$1,912.9	$2,695.0	$2,797.9	$2,798.5

We expect that during the next four quarters, we will recognize as revenue approximately 52% of the total Backlog at March 31, 2017, with approximately 72% of the PI&E segment backlog, approximately 21% of the P&U segment, approximately 100% of the U&D segment and approximately 69% of the Civil segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs.  In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility, as necessary, to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $148.5 million at March 31, 2017 compared to $135.8 million at December 31, 2016. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the three months ended March 31, 2017, capital expenditures were approximately $19.2 million, which includes $7.0 million for construction equipment, while the amount of depreciation, amortization and equipment sales during this period was approximately $17.8 million.  Capital expenditures are expected to total $50 million to $55 million for the 2017 year.

Cash Flows

Cash flows during the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three months ended
	March 31,
	2017	2016
	(Thousands)	(Thousands)
Change in cash:
Net cash (used in) provided by operating activities	$49,088	$(35,608)
Net cash used in investing activities	(17,238)	(13,057)
Net cash used in financing activities	(19,188)	(13,648)
Net change in cash and cash equivalents	$12,662	$(62,313)

Operating Activities

The source of our cash flow from operating activities and the use of that cash in our operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	March 31,
	2017	2016	Change
	(Thousands)
Operating Activities:
Operating income	$15,199	$6,619	$8,580
Depreciation and amortization	15,861	16,905	(1,044)
Stock-based compensation expense	459	262	197
Gain on sale of property and equipment	(1,308)	(736)	(572)
Changes in assets and liabilities	25,564	(54,955)	80,519
Net other income (expense) and tax provision	(6,687)	(3,703)	(2,984)
Net cash (used by) provided by operating activities	$49,088	$(35,608)	$84,696

The net change in assets and liabilities during the three months ended March 31, 2017 resulted in cash provided by the net change of $25.6 million, compared to a net use of cash of $55.0 million in the three months ended March 31, 2016, an improvement in cash flow of $80.5 million. The primary reason for the improvement was an improvement of $38.7 million in accounts receivable for the current year, and reflected a reduction of $38.0 million in accounts receivable as a result of successful collection efforts of a disputed receivable at PES in September 2016 and a decrease of $33.1 million in costs in estimated earnings in excess of billings.

The more significant reasons for the $25.6 million of cash provided by the changes in assets and liabilities during the three months ended March 31, 2017 are outlined as follows:

•

Accounts receivable decreased by $18.2 million from December 31, 2016, reflecting a seasonal reduction in revenues and successful collection efforts during the first quarter 2017. For non-disputed receivables (excluding retainage), our days sales outstanding declined from 47 days at December 31, 2016 to 41 days at March 31, 2017.  In addition to maintaining an excellent collection history, we have certain lien rights that can provide additional security for collections. At March 31, 2017, accounts receivable represented 31.9% of our total assets compared to 33.1% at the end of 2016;

•

Costs and estimated earnings in excess of billings (“CIE”) decreased by $9.0 million compared to December 31, 2016. CIE results primarily from either time lags between revenue recognition and contractual billing terms or the billing lag at the end of each month. The decrease during the three months ended March 31, 2017 was approximately $12.5 million for ARB and approximately $5.7 million for Rockford, for its new Florida work, offset by month-end billing lags of $9.2 million, primarily for JCG;

•	Billings in excess of costs and estimated earnings increased by $38.2 million compared to December 31, 2016, primarily reflecting the completion of work paid for in advance;

•	Uninstalled inventory decreased by $4.0 million during the first quarter 2017; and

•	Accounts payable decreased by $44.0 million and accrued expenses and other current liabilities decreased by $2.2 million during the first quarter 2017.

Investing activities

During the three months ended March 31, 2017, we purchased property and equipment for $19.2 million in cash (which is net of assumed mortgage notes of $4.2 million) compared to $12.3 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. Over the past years, ownership has resulted in lower overall equipment costs.

We received proceeds from the sale of used equipment of $2.0 million during the three months ended March 31, 2017 and $3.3 million during the same period in 2016.

There have been no acquisitions during the three months ended March 31, 2017.  In the prior year first quarter, we purchased the net assets of Mueller for $4.1 million in cash.

Financing activities

Financing activities used cash of $19.2 million for the three months ended March 31, 2017, which was net of several transactions, which included:

•	$1.1 million in proceeds from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan;

•	$12.5 million in repayment of long-term debt and capital leases;

•	Repurchase of common stock of $5.0 million; and

•	Dividend payments of $2.8 million to our stockholders during the three months ended March 31, 2017.

Debt Activities

For a description of our credit agreements, see Note 10 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2017 Report.

Related party transactions

Primoris entered into leasing transactions with Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors and our largest stockholder, Brian Pratt, and his family hold a majority interest of SIGI. The leases are for three properties used by the Company in California, with various expiration dates.  During the three months ended March 31, 2017 and 2016, the Company paid $212,000 and $210,000, respectively, in lease payments to SIGI for the use of these properties.

In March 2017, the Company exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by the Company’s Board of Directors.  The purchase price of $12.8 million included assumption of three mortgage notes totaling $4.2 million with the remainder paid in cash.

Primoris leases properties from other individuals that are current employees.  The amounts leased are not material and each arrangement was approved by the Board of Directors.

Common stock

For a discussion of items affecting our common stock, please see Note 16 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2017 Report.

Contractual Obligations

As of March 31, 2017, we had $253.4 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of March 31, 2017 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$253.4	$58.2	$105.4	$52.4	$37.4
Interest on long-term debt (1)	25.8	6.8	9.5	4.9	4.6
Equipment operating leases	26.8	9.2	12.3	5.3	—
Real property leases	11.6	4.0	6.0	1.6	—
Real property leases—related parties	2.2	0.6	0.7	0.7	0.2
	$319.8	$78.8	$133.9	$64.9	$42.2
Letters of credit	$11.1	$11.1	$—	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

We may also be required to make additional contributions to multi-employer pension plans if they become underfunded, and these contributions will be determined based on our union payroll. The Pension Protection Act of 2006 added special funding and operational rules for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status.  Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers.  The amount of additional funds that we may be obligated to contribute cannot be reasonably estimated and is not included in the table above.

In November 2011, members of the Pipe Line Contractors Association “PLCA”, including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at March 31, 2017 was $5.38 million.  The Company has no plans to withdraw from any other agreements.

Off-balance sheet transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with variable interest entities.  The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•

Letters of credit issued under our lines of credit. At March 31, 2017, we had letters of credit outstanding of $11.1 million, for international project engineering jobs in our PI&E segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2017 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At March 31, 2017, equipment operating lease commitments were $26.8 million and facility rental commitments were $14.0 million.  Accounting treatment of operating leases will change in accordance with ASU 2016-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2017, we had $1.51 billion in outstanding bonds.  As of the date of this First Quarter 2017 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•	Certain of our subsidiaries are parties to collective bargaining agreements with unions which may create future obligations not recorded on our balance sheet;

•	Other guarantees that we make from time to time, such as guaranteeing the obligations of our subsidiaries; and

•	Employment agreements with executive officers or with executives from acquired companies may create obligations at a future date.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  The Company has been engaged in dispute resolution to collect money it believes it is owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

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

At March 31, 2107, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2017 and

December 31, 2016, due to the generally short maturities of these items. At March 31, 2017, we held no short term investments.

At March 31, 2017, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2017, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The Company has been engaged in dispute resolution to collect money it believes it is owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

The Company is subject to other claims and legal proceedings arising out of its business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

SEC Inquiry – The Company has been cooperating with an inquiry by the staff of the Securities and Exchange Commission, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, the Company is unable to predict when the staff’s inquiry will conclude or the outcome.

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PRIMORIS SERVICES CORPORATION

Date: May 8, 2017	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith