Form 10-Q
period 2017-06-30
Primoris Services Corp
filed 2017-08-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

At August 7, 2017, 51,437,305 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents ($48,094 and $7,045 related to VIEs. See Note 11)	$111,676	$135,823
Customer retention deposits	906	481
Accounts receivable, net	355,231	388,000
Costs and estimated earnings in excess of billings	158,741	138,618
Inventory and uninstalled contract materials	42,318	49,201
Prepaid expenses and other current assets	16,082	19,258
Total current assets	684,954	731,381
Property and equipment, net	309,013	277,346
Intangible assets, net	51,228	32,841
Goodwill	150,672	127,226
Other long-term assets	1,624	2,004
Total assets	$1,197,491	$1,170,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,091	$168,110
Billings in excess of costs and estimated earnings	158,698	112,606
Accrued expenses and other current liabilities	116,244	108,006
Dividends payable	2,829	2,839
Current portion of capital leases	186	188
Current portion of long-term debt	58,031	58,189
Current portion of contingent earnout liabilities	1,213	—
Total current liabilities	471,292	449,938
Long-term capital leases, net of current portion	170	15
Long-term debt, net of current portion	183,140	203,381
Deferred tax liabilities	9,830	9,830
Other long-term liabilities	11,623	9,064
Total liabilities	676,055	672,228
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,437,305 and 51,576,442 issued and outstanding at June 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	159,761	162,128
Retained earnings	358,779	335,218
Non-controlling interest	2,891	1,219
Total stockholders’ equity	521,436	498,570
Total liabilities and stockholders’ equity	$1,197,491	$1,170,798

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$631,165	$456,811	$1,192,667	$887,257
Cost of revenue	546,682	413,526	1,053,131	804,695
Gross profit	84,483	43,285	139,536	82,562
Selling, general and administrative expenses	45,977	32,498	85,831	65,156
Operating income	38,506	10,787	53,705	17,406
Other income (expense):
Foreign exchange gain	109	21	132	380
Other expense	(13)	—	(13)	—
Interest income	114	52	183	91
Interest expense	(2,145)	(2,240)	(4,407)	(4,508)
Income before provision for income taxes	36,571	8,620	49,600	13,369
Provision for income taxes	(14,175)	(3,333)	(18,692)	(5,166)
Net income	$22,396	$5,287	$30,908	$8,203

Less net income attributable to noncontrolling interests	(851)	(231)	$(1,672)	$(454)

Net income attributable to Primoris	$21,545	$5,056	$29,236	$7,749
Earnings per share:
Basic	$0.42	$0.10	$0.57	$0.15
Diluted	$0.42	$0.10	$0.56	$0.15
Weighted average common shares outstanding:
Basic	51,437	51,772	51,515	51,749
Diluted	51,688	52,022	51,771	51,950

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,908	$8,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,139	30,850
Amortization of intangible assets	3,611	3,239
Intangible asset impairment	477	—
Stock-based compensation expense	690	710
Gain on sale of property and equipment	(3,208)	(2,293)
Changes in assets and liabilities:
Customer retention deposits	(425)	(435)
Accounts receivable	43,792	2,514
Costs and estimated earnings in excess of billings	(19,572)	(17,151)
Other current assets	11,920	2,708
Other long-term assets	380	(747)
Accounts payable	(37,060)	(11,065)
Billings in excess of costs and estimated earnings	45,791	(17,584)
Accrued expenses and other current liabilities	8,154	7,337
Other long-term liabilities	2,692	(788)
Net cash provided by operating activities	116,289	5,498
Cash flows from investing activities:
Purchase of property and equipment	(44,697)	(42,140)
Proceeds from sale of property and equipment	4,664	5,723
Cash paid for acquisitions	(66,205)	(4,108)
Net cash used in investing activities	(106,238)	(40,525)
Cash flows from financing activities:
Repayment of capital leases	(117)	(468)
Repayment of long-term debt	(24,562)	(24,262)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,148	1,439
Repurchase of common stock	(4,999)	—
Dividends paid	(5,668)	(5,689)
Net cash used in financing activities	(34,198)	(28,980)
Net change in cash and cash equivalents	(24,147)	(64,007)
Cash and cash equivalents at beginning of the period	135,823	161,122
Cash and cash equivalents at end of the period	$111,676	$97,115

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash paid:
Interest	$4,663	$4,412

Income taxes, net of refunds received	$15,554	$1,299

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Obligations incurred for the acquisition of property	$4,163	$—

Dividends declared and not yet paid	$2,829	$2,847

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

Reportable Segments — Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment and the Civil segment.  Segment information for prior periods have been restated to conform to the new segment presentation.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

The following table lists the Company’s primary business units and their reportable segment:

Subsidiary	Reportable Segment	Prior Operating Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris Aevenia, Inc.)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services; created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the Power division of the Power segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both projects are expected to be completed in 2018.  Financial information for the joint ventures is presented in Note 11 – “Noncontrolling Interests”.

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million, and on November 18, 2016, the Company acquired the net assets of Northern Energy & Power (“Northern”) for $6.8 million.  On May 26, 2017, the Company acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million, on May 30, 2017 the Company acquired certain engineering assets for approximately $2.3 million, and on June 16, 2017, the Company acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  Both Mueller and FGC operations are included in the Utilities segment, Northern operations are included in the Power segment, and Coastal operations are included in the Pipeline segment.  See Note 7— “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on February 28, 2017, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2016, have been omitted.

This Second Quarter 2017 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

Other contract forms — The Company also uses unit price, time and material, and cost reimbursable plus fee contracts.  For these jobs, revenue is recognized primarily based on contractual terms. Generally, time and material and cost reimbursement contract revenues are recognized on an input basis, based on labor hours incurred and on purchases made.  Unit price contracts generally recognize revenue on an output based measurement such as the completion of specific units at a specified unit price.

The Company considers unapproved change orders to be contract variations for which customers have not agreed to both scope and price.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. The Company will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts it seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as weather delays or rain.  Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.  Claims are included in revenue to the extent the related costs have been incurred, realization is probable, and amounts can be reliably estimated.  Revenue in excess of contract costs from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

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

In all forms of contracts, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  If the Company anticipates that there may be issues associated with the collectability of the full amount calculated as revenues, the Company may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work. In these situations, the Company may choose to defer recognition of revenue until the client pays for the services.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheets represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone; (b) incurred costs to be billed under cost reimbursement type contracts; (c) amounts arising from routine lags in billing; or (d) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably determined.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Significant revisions in contract estimates — Revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process at the end of the prior year or a prior quarter, there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter had current estimates of costs to complete been used at the end of the prior year or prior quarter.

Customer concentration — The Company operates in multiple industry segments encompassing the engineering and construction of commercial, industrial and public works infrastructure assets throughout primarily the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprises the top ten customers varies from year to year.

During the three and six months ended June 30, 2017, revenues generated by the top ten customers were approximately $330.2 million and $713.5 million, respectively, which represented 52.3% and 59.8%, respectively, of total revenues during the period. During the periods, two large pipeline projects represented 11.0% and 19.2% of total revenues, respectively and Texas Department of Transportation (“TXDOT”) represented 10.6% and 10.5% of total revenues, respectively.

During the three and six months ended June 30, 2016, revenues generated by the top ten customers were $263.0 million and $533.0 million, respectively, which represented 57.7% and 60.1%, respectively, of total revenues during the period.  During the periods, a Louisiana petrochemical project represented 11.3% and 12.4% of total revenues, respectively and TXDOT represented 10.2% and 11.8% of total revenues, respectively.

At June 30, 2017, approximately 11.7% of the Company’s accounts receivable were due from one customer, and that customer provided 8.8% of the Company’s revenues for the six months ended June 30, 2017. In addition, of total accounts receivable, approximately 11.0% are from one customer with whom the Company is currently in dispute resolution. See Note 17 – “Commitments and Contingencies”.

At June 30, 2016, approximately 15.6% of the Company’s accounts receivable were due from one customer, and that customer provided 12.4% of the Company’s revenues for the six months ended June 30, 2016. In addition, approximately 16.0% of total accounts receivable at June 30, 2016 were in dispute resolution.

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

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or at net realizable value. Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project. In most cases, the Company is able to invoice a state agency for the materials, but title will not pass to the state agency until the materials are installed.

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016. The new standard is effective for reporting periods beginning after December 15, 2017. The new standard will supersede all current revenue recognition standards and guidance.  Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The standard permits the “modified retrospective method”, which requires prospective application of the new standard as a cumulative-effect adjustment. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative-effect adjustment to retained earnings as of the date of adoption.  The adoption will only apply to customer contracts that are not substantially complete as of January 1, 2018.

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures.  Although it is early in our evaluation process, we do not expect Topic 606 to have a material impact on our financial statements, though internal documentation and record keeping may be significantly impacted.  The impact to our results is not believed to be material because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current percentage of completion revenue recognition model.  In most of our fixed price contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver services that do not have an alternative use to us.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-01 to have an impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. The Company does not expect the adoption of ASU 2017-04 to have an impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The amendments in the ASU provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, “Compensation — Stock Compensation”.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have an impact on its financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2017:
Cash and cash equivalents	$111,676	$111,676	—	—
Liabilities as of June 30, 2017:
Contingent consideration	$1,213	—	—	1,213

Assets as of December 31, 2016:
Cash and cash equivalents	$135,823	$135,823	—	—
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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2017 and 2016:

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2017	2016
Beginning balance, January 1,	$—	$—
Additions to contingent consideration liability:
Florida Gas Contractors acquisition	1,200	—
Change in fair value of contingent consideration liability during year	13	—
Ending balance, June 30,	$1,213	$—

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in the Company’s statement of income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	June 30,	December 31,
	2017	2016
Contracts receivable, net of allowance for doubtful accounts of $1,654 at June 30, 2017 and $1,030 at December 31, 2016, respectively	$294,670	$340,871
Retention receivable	56,251	46,394
	350,921	387,265
Other accounts receivable	4,310	735
	$355,231	$388,000

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$4,900,812	$5,391,124
Gross profit recognized	390,252	456,871
	5,291,064	5,847,995
Less: billings to date	(5,291,021)	(5,821,983)
	$43	$26,012

This amount is included in the accompanying consolidated balance sheets under the following captions:

	June 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$158,741	$138,618
Billings in excess of cost and estimated earnings	(158,698)	(112,606)
	$43	$26,012

Note 7 — Business Combinations

On January 29, 2016, the Company’s subsidiary, Primoris AV, acquired certain assets and liabilities of Mueller Concrete Construction Company for $4.1 million. The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2016, the Company finalized its estimate of fair value of the acquired assets of Mueller, which included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller operates as a division of Primoris AV, within the Utilities segment.  Goodwill largely consists of expected benefits from providing foundation expertise for Primoris AV’s construction efforts in underground line work, substations and telecom/fiber.  Goodwill also includes the value of the assembled workforce that the Mueller acquisition provides to the Primoris AV business.  Based on the current tax treatment, goodwill and other intangible assets will be deductible for income tax purposes over a fifteen-year period.

On June 24, 2016, the Company’s subsidiary, Vadnais Trenchless, purchased property, plant and equipment from Pipe Jacking Unlimited, Inc., consisting of specialty directional drilling and tunneling equipment for $13.4 million in cash. The Company determined this purchase did not meet the definition of a business as defined under ASC 805. The estimated fair value of the equipment was equal to the purchase price.  The Company believes the purchase of the equipment will aid in the Company’s pipeline construction projects and enhance the work provided to our utility clients.

On November 18, 2016, the Company’s subsidiary, Primoris AV, acquired certain assets and liabilities of Northern Energy & Power for $6.8 million.  The acquired business unit name was changed to Primoris Renewable Energy (“PRE”).  PRE operates in the Power segment and serves the renewable energy sector with a specific focus on solar photovoltaic installations in the United States.  The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2017, the Company finalized its estimated fair value of the acquired assets of

PRE, which resulted in a $0.1 million reduction in goodwill compared to amounts previously disclosed.  The allocation of the total purchase price included fixed assets of $0.1 million; intangible assets of $3.0 million; and goodwill of $3.7 million.  Goodwill largely consists of synergies expected from expanded operations as well as the value of the assembled workforce that PRE provides.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

On May 26, 2017, the Company acquired certain assets of Florida Gas Contractors, a utility contractor specializing in underground natural gas infrastructure, for approximately $33.0 million in cash.  In addition, the sellers could receive a contingent earnout amount of up to $1.5 million over a one-year period ending May 26, 2018, based on the achievement of certain operating targets.  The estimated fair value of the potential contingent consideration on the acquisition date was $1.2 million.  FGC operates in the Utilities segment and expands the Company’s presence in the Florida and Southeast markets.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.8 million of fixed assets; $4.2 million of working capital; $10.5 million of intangible assets; and $14.7 million of goodwill. In connection with the FGC acquisition, the Company also paid $3.5 million to acquire certain land and buildings.  Goodwill associated with the FGC acquisition principally consists of expected benefits from providing expertise for the Company’s construction efforts in the underground utility business as well as the expansion of the Company’s geographic presence.  Goodwill also includes the value of the assembled workforce that the FGC acquisition provides to the Company.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

On May 30, 2017, the PD&C acquired certain engineering assets for approximately $2.3 million in cash.  PD&C operates in the Power segment and the acquisition futher enhances its ability to provide quality service for engineering and design projects.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $0.2 million of fixed assets and $2.1 million of intangible assets.

On June 16, 2017, the Company acquired certain assets and liabilities of Coastal Field Services for approximately $27.5 million in cash.  Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry.  Coastal operates in the Pipeline segment and increases the Company’s market share in the Gulf Coast energy market.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.0 million of fixed assets; $4.8 million of working capital; $9.9 million of intangible assets and $8.8 million of goodwill. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for the Company’s expansion of services in the pipeline construction and maintenance business.  Goodwill also includes the value of the assembled workforce that the Coastal acquisition provides to the Company.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2017 and 2016

The following pro forma information for the three and six months ended June 30, 2017 and 2016 presents the results of operations of the Company as if the acquisitions had occurred at the beginning of 2016. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 40.0% for the three and six months ended June 30, 2017 and the same period in 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$641,592	$479,326	$1,218,734	$933,491
Income before provision for income taxes	$37,224	$10,362	$51,372	$16,942
Net income attributable to Primoris	$21,937	$6,101	$31,409	$9,893

Weighted average common shares outstanding:
Basic	51,437	51,772	51,515	51,749
Diluted	51,688	52,022	51,771	51,950

Earnings per share:
Basic	$0.43	$0.12	$0.61	$0.19
Diluted	$0.42	$0.12	$0.61	$0.19

Note 8—Goodwill and Intangible Assets

Goodwill by segment was recorded as follows:

	June 30,	December 31,
Reporting Segment	2017	2016
Power	$24,391	$24,512
Pipeline	51,075	42,252
Utilities	35,056	20,312
Civil	40,150	40,150
Total Goodwill	$150,672	$127,226

At June 30, 2017 and December 31, 2016, intangible assets totaled $51.2 million and $32.8 million, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis:

	Amortization	June 30,	December 31,
	Period	2017	2016
Tradename	3 to 10 years	$11,902	$11,754
Customer relationships	3 to 15 years	37,755	20,136
Non-compete agreements	2 to 5 years	1,304	951
Other	3 years	267	—
		$51,228	$32,841

Amortization expense of intangible assets was $1.9 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively and amortization expense for the six months ended June 30, 2017 and 2016 was $3.6 million and $3.2 million, respectively. Estimated future amortization expense for intangible assets is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2017 (remaining six months)	$5,107
2018	9,741
2019	9,393
2020	6,650
2021	5,413
Thereafter	14,924
$51,228

Note 9—Accounts Payable and Accrued Liabilities

At June 30, 2017 and December 31, 2016, accounts payable were $134.1 million and $168.1 million, respectively.  These balances included retention amounts for the same periods of approximately $10.7 million and $10.6 million, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	June 30,	December 31,
	2017	2016
Payroll and related employee benefits	$45,474	$42,718
Insurance, including self-insurance reserves	44,034	42,546
Reserve for estimated losses on uncompleted contracts	13,019	12,801
Corporate income taxes and other taxes	7,623	3,368
Accrued administrative cost	3,515	3,791
Other	2,579	2,782
	$116,244	$108,006

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

During the six months ended June 30, 2017, the Company acquired three properties from a related party and assumed mortgage notes secured by the properties totaling $4.2 million.

Revolving Credit Facility

As of June 30, 2017, the Company had a revolving credit facility, as amended on March 7, 2017 (the “Credit Agreement”) with The PrivateBank and Trust Company, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (the “Lenders”). The Credit Agreement is a $125.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $125.0 million committed amount. The termination date of the Credit Agreement is December 28, 2017.

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

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part, with a minimum prepayment of $5.0 million, at any time, potentially subject to make-whole provisions.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit outstanding were $15.7 million at June 30, 2017 and $16.2 million at December 31, 2016.  Other than commercial letters of credit, there were no borrowings under this line of credit during the six months ended June 30, 2017, and available borrowing capacity at June 30, 2017 was $109.3 million.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, the Company entered into a $50.0 million Senior Secured Notes purchase agreement (“Senior Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among the Company, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).  On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the three year period ending June 3, 2018 ("Additional Senior Notes").

The Senior Notes amount was funded on December 28, 2012. The Senior Notes are due December 28, 2022 and bear interest at an annual rate of 3.65%, paid quarterly in arrears. Annual principal payments of $7.1 million are required from December 28, 2016 through December 28, 2021 with a final payment due on December 28, 2022. The principal amount may be prepaid, with a minimum prepayment of $5.0 million, at any time, subject to make-whole provisions.

On July 25, 2013, the Company drew $25.0 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85%, paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

On November 9, 2015, the Company drew $25.0 million available under the Additional Senior Notes Agreement. The notes are due November 9, 2025 and bear interest at an annual rate of 4.6%, paid quarterly in arrears. Seven annual principal payments of $3.6 million are required from November 9, 2019, with a final payment due on November 9, 2025.

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

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at June 30, 2017.

Canadian Credit Facility

The Company has a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2016, there were no letters of credit outstanding.  Letters of credit outstanding was $0.5 million in Canadian dollars at June 30, 2017, and the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At June 30, 2017, OnQuest Canada, ULC was in compliance with the covenant.

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

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$26,203	$3,150	$37,003	$6,668
Net income attributable to noncontrolling interests	12	131	380	286

The Carlsbad joint venture made no distributions to the partners, and the Company made no capital contributions to the Carlsbad joint venture during the six months ended June 30, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company's consolidated balance sheets as follows:

jjjjjj
	June 30,	December 31,
	2017	2016
Cash	$39,222	$4,630
Accounts receivable	$6,703	$—
Costs and estimated earnings in excess of billings	$124	$124
Billings in excess of costs and estimated earnings	$33,452	$3,426
Accounts payable	$6,288	$286
Due to Primoris	$4,553	$46

Wilmington Joint Venture

The Wilmington joint venture operating activities began in October 2015 and are included in the Company's consolidated statements of income for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$12,289	$2,958	$24,599	$4,917
Net income attributable to noncontrolling interests	839	100	1,292	168

The Wilmington joint venture made no distributions to the partners, and the Company made no capital contributions to the Wilmington joint venture during the six months ended June 30, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	June 30,	December 31,
	2017	2016
Cash	$8,872	$2,415
Accounts receivable	$6,406	$4,242
Billings in excess of costs and estimated earnings	$2,334	$2,572
Accounts payable	$7,467	$602
Due to Primoris	$1,446	$2,035

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in the Company’s condensed consolidated balance sheets:

	Joint Venture	Consolidated
At June 30, 2017	Amounts	Amounts
Cash	$48,094	$111,676
Accounts receivable	$13,109	$355,231
Costs and estimated earnings in excess of billings	$124	$158,741
Accounts payable	$13,755	$134,091
Billings in excess of costs and estimated earnings	$35,786	$158,698

At December 31, 2016
Cash	$7,045	$135,823
Accounts receivable	$4,242	$388,000
Costs and estimated earnings in excess of billings	$124	$138,618
Accounts payable	$888	$168,110
Billings in excess of costs and estimated earnings	$5,998	$112,606

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

During the three months ended June 30, 2017 and 2016, the Company paid $0 and $0.2 million, respectively, in lease payments to SIGI for the use of these properties.  During the six months ended June 30, 2017 and 2016, the Company paid $0.2 million and $0.4 million, respectively, in lease payments to SIGI for the use of these properties.

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

The Company’s Board of Directors has granted 259,065 Restricted Stock Units (“Units”) to executives under the Equity Plan.  The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At June 30, 2017, a total of 173,650 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2017 (remaining six months)	—
2018	28,471
2019	51,552
2020	5,392
85,415

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  The Company recognized $0.2 million and $0.4 million in compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million in compensation expense for each of the six months ended June 30, 2017 and 2016.  At June 30, 2017, approximately $1.6 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.1 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At June 30, 2017, a total of 2,378 Dividend Equivalent Units were accrued.

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

The effective tax rate on income including noncontrolling interests for the six months ended June 30, 2017 was 37.7%. The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 39.0%.  The rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially to nondeductible meals and incidental per diem expenses common to the construction industry.

The Company’s federal income tax returns are generally no longer subject to examination for tax years before 2013. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, the tax years 2011 through 2015 remain open to examination by the other taxing jurisdictions in which the Company operates.

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

Note 15—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2016 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
March 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Primoris	$21,545	$5,056	$29,236	$7,749

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,437	51,772	51,515	51,749
Dilutive effect of shares issued to independent directors	—	—	3	3
Dilutive effect of restricted stock units (1)	251	250	253	198
Weighted average shares for computation of diluted earnings per share	51,688	52,022	51,771	51,950

Earnings per share attributable to Primoris:
Basic	$0.42	$0.10	$0.57	$0.15
Diluted	$0.42	$0.10	$0.56	$0.15

(1)	Represents the dilutive effect of a grant of 259,065 Units and 2,378 vested Dividend Equivalent Units.

Note 16—Stockholders’ Equity

Common stock —The Company issued 65,429 shares of common stock in February 2017 and 85,907 shares of common stock in February 2016 under the Company’s long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to the Company of $1.1 million in February 2017 and $1.4 million in February 2016. The Company’s LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase Company common stock at a discount from the market price. The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing market price of January 2017.

In February 2017 and 2016, the Company issued 11,784 shares and 10,450 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 13 — “Stock–Based Compensation”, as of June 30, 2017, the Board of Directors has granted a total of 259,065 shares of Units under the Equity Plan and these Units have accrued 2,378 Dividend Equivalent Units.

Share repurchase plan —In February 2017, the Company's Board of Directors authorized a $5.0 million share repurchase program under which the Company may, from time to time and depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5.0 million. During the period from March 23, 2017 through March 28, 2017, the Company purchased and cancelled 216,350 shares of stock for $5.0 million at an average cost of $23.10 per share.

Note 17—Commitments and Contingencies

Leases  — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2017 was $5.9 million and $12.0 million, respectively, compared to $5.5 million and $10.8 million, respectively for the same periods in 2016.  The amounts for the three and six months ended June 30, 2017 included lease payments made to related parties of $0.1 million and $0.5 million, respectively compared to $0.4 million and $0.7 million, respectively, for the same periods in 2016.

Letters of credit  — At June 30, 2017, the Company had letters of credit outstanding of $15.7 million, and at December 31, 2016, the Company had letters of credit outstanding of $16.2 million.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At June 30, 2017 and December 31, 2016, the Company had bid and completion bonds issued and outstanding totaling approximately $1.46 billion and $1.53 billion, respectively.

NTTA settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”).

On February 25, 2015 the Lawsuit was settled for an expected cost to the Company of $9.0 million.  One of the defendants paid the Company $8.0 million to remove all of their liability. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use the $17.0 million to pay for a third-party contractor approved by the NTTA. At June 30, 2017, the remaining accrual balance was $14.5 million. In the event that the total remediation costs exceed the estimated amount, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Legal proceedings —The Company has been engaged in dispute resolution to collect money it believes it is owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.8 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

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

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at June 30, 2017 was $5.1 million.  The Company has no plans to withdraw from any other agreements.

Note 18—Reportable Segments

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our CODM on the range of services we provide to our end user markets. Our CODM regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power segment, the Pipeline segment, the Utilities segment, and the Civil segment.  Segment information for prior periods have been restated to conform to the new segment presentation.

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

The Power division of the Power segment includes ARB Industrial, Primoris Power, ARB Structures, and Primoris Renewable Energy. This division operates primarily in our California markets, with select projects performed nationwide. The Industrial division of this segment includes Primoris Industrial Constructors, Primoris Fabrication, and Primoris Mechanical Contractors. These groups are headquartered in and around Houston, TX and focus on the Southern region of the United States. The Engineering division of this segment includes OnQuest, with offices in California, OnQuest with offices in Calgary, and Primoris Design and Construction, located in Tyler, TX.

The Pipeline segment includes Rockford, Vadnais Trenchless, Primoris Field Services, Primoris Pipeline, and Primoris Coastal Field Services. Rockford operates throughout the United States. Vadnais Trenchless provides specialized trenchless solutions in California and other select areas. Presently, Primoris Field Services,  Primoris Pipeline and Primoris Coastal Field Services operate in Texas and surrounding states.

The Utilities segment is comprised of ARB Underground, Q3C, Primoris AV, and Primoris Distribution Services.  ARB Underground operates primarily in California, Q3C and Primoris AV are present throughout the Midwest region of the United States, and Primoris Distribution Services operates in Florida and the Southeast region of the United States.

The Civil segment includes Primoris Heavy Civil, Primoris I&M, and BW Primoris. These business units are located primarily in the Southeastern and Gulf Coast regions of the United States.

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

Segment Revenues

Revenue by segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,
	2017		2016
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$157,773	25.0%	$126,576	27.7%
Pipeline	134,623	21.3%	56,804	12.4%
Utilities	212,942	33.8%	157,119	34.4%
Civil	125,827	19.9%	116,312	25.5%
Total	$631,165	100.0%	$456,811	100.0%

	For the six months ended June 30,
	2017		2016
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$289,013	24.2%	$265,214	29.9%
Pipeline	318,068	26.7%	111,140	12.5%
Utilities	329,922	27.7%	260,873	29.4%
Civil	255,664	21.4%	250,030	28.2%
Total	$1,192,667	100.0%	$887,257	100.0%

Segment Gross Profit

Gross profit by segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$18,132	11.5%	$14,092	11.1%
Pipeline	39,366	29.2%	6,469	11.4%
Utilities	32,347	15.2%	22,841	14.5%
Civil	(5,362)	(4.3%)	(117)	(0.1%)
Total	$84,483	13.4%	$43,285	9.5%

	For the six months ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$33,656	11.6%	$25,677	9.7%
Pipeline	67,491	21.2%	11,468	10.3%
Utilities	40,620	12.3%	34,726	13.3%
Civil	(2,231)	(0.9%)	10,691	4.3%
Total	$139,536	11.7%	$82,562	9.3%

Segment Goodwill

The amount of goodwill recorded by segment at June 30, 2017 and at December 31, 2016 is presented in Note 8 – “Goodwill and Intangible Assets”.

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1.0% generated from sources outside of the United States. At June 30, 2017, approximately 1.0% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend – On August 2, 2017, the Board of Directors declared a cash dividend of $0.055 per common share for stockholders of record as of September 29, 2017, payable on or about October 14, 2017.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (“Second Quarter 2017 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2017 Report, our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2017 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2017 Report and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from several weeks to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

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

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. The CODM regularly reviews the operating and financial performance of our business units based on these segments.

The current reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, and the Civil segment.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

The following table lists the Company’s primary business units and their reportable segment:

Subsidiary	Reportable Segment	Prior Operating Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris Aevenia, Inc.)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services; created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in the Southern California area.  The joint venture operations are included as part of the Power division of the Power segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both project are expected to be completed in 2018.

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million, and on November 18, 2016, the Company acquired the net assets of Northern Energy & Power (“Northern”) for $6.8 million.  On May 26, 2017, the Company acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million, on May 30, 2017 the PD&C acquired certain engineering assets for approximately $2.3 million, and on June 16, 2017, the Company acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  Both Mueller and FGC operations are included in the Utilities segment, Northern operations are included in the Power segment, and Coastal operations are included in the Pipeline segment.

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies are adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Major fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The current price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline services in the near term, with additional uncertainty resulting over the length of time that prices will remain at current levels.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations, will remain at lower levels for an extended period. While there was some stability in the price of oil in the first half of 2017, that stability has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

The Company is also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the seasonal and cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and the Company’s financial condition and operating results may vary from quarter-to-quarter.  Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016.

Revenues

Revenue for the three months ended June 30, 2017 was $631.2 million, an increase of $174.4 million, or 38.2%, compared to the same period in 2016 due to increases in revenues across all four segments. Pipeline segment revenue increased $77.8 million primarily from Rockford’s two large pipeline projects in Florida; Utilities segment revenue increased $55.8 million mainly due to increased utility work at both ARB Underground and Q3C;  Power segment revenue increased $31.2 million, primarily as a result of increases at ARB Industrial associated with joint venture projects in Southern California; and Civil segment revenue increased $9.5 million from increases at Primoris I&M from a methanol plant project in Louisiana and increased volume at Primoris Heavy Civil in Texas.

For the six months ended June 30, 2017, revenue increased by $305.4 million, or 34.4%, to $1,192.7 million compared to the same period in 2016.  Pipeline segment revenue increased $206.9 million primarily from Rockford’s two large pipeline projects in Florida; Utilities segment revenue increased $69.1 million mainly due to increases for utility customers at both ARB Underground and Q3C;  Power segment revenue increased $23.8 million, primarily as a result of increases at ARB Industrial associated with joint venture projects in Southern California; and Civil segment revenue increased $5.6 million from increases at Primoris I&M related  to a methanol plant in Louisiana.

Gross Profit

Gross profit was $84.5 million for the three months ended June 30, 2017, an increase of $41.2 million, or 95.2%, compared to the same period in 2016.  Pipeline segment gross profit increased $32.9 million primarily from Rockford’s two large pipeline projects in Florida; Utilities segment gross profit increased $9.5 million mainly due to increased volume for utility customers at ARB Underground;  Power segment gross profit increased $4.0 million as a result of increases associated with joint venture projects at ARB Industrial; and Civil segment gross profit decreased $5.2 million primarily from productivity issues at Primoris Heavy Civil.

For the six months ended June 30, 2017, gross profit increased by $57.0 million, or 69.0%, to $139.5 million compared to the same period in 2016. Pipeline segment gross profit increased $56.0 million primarily from Rockford’s two large pipeline projects in Florida; Utilities segment gross profit increased $5.9 million mainly due to increases with California utility customeres at ARB Underground;  Power segment gross profit increased $8.0 million as a result of increases on joint venture projects at ARB Industrial; and Civil segment gross profit decreased $12.9 million primarily from productivity issues at Primoris Heavy Civil.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses of $46.0 million during the three months ended June 30, 2017, increased by $13.5 million, or 41.5%, compared to the second quarter of 2016. Approximately $1.9 million of the increase in SG&A is related to acquired businesses. The primary reasons for the remaining increase was a $8.4 million increase in compensation related expenses, including incentive compensation accruals; a $1.6 million increase in legal costs; and $1.1 million increase in acquisition expenses.  SG&A expense as a percentage of revenue increased slightly to 7.3% compared to 7.1% for the corresponding period in 2016 due primarily to the two acquired businesses, which have slightly higher SG&A as a percent of revenue.

SG&A expense of $85.8 million increased $20.7 million, or 31.7%, for the six months ended June 30, 2017, compared to $65.1 million for the same period in 2016.  Approximately $1.9 million of the increase in SG&A is related to acquired businesses.  The remaining increase was primarily due to a $14.2 million increase in compensation related expenses, including incentive compensation accruals; a $1.8 million increase in legal costs; a $1.2 million increase in acquisition costs; and a $1.0 million benefit in the prior year from an adjustment to the pension withdrawal liability.  SG&A as a percentage of revenue for the six months ended June 30, 2017 decreased slightly to 7.2% compared to 7.3% for the corresponding period in 2016, as a result of the increase in revenue and the impact of the two acquired businesses.

Planned JCG Texas Heavy Civil division divestiture

In October 2016, the Company announced that it planned to divest its Texas heavy civil business unit, which operates as a division of JCG.   The Company planned to continue to operate the business unit until completion of a sale.  The Company engaged a financial advisor to assist in the sale and marketed the business unit.  In April 2017, the Board of Directors determined that based on the information available, the Company would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.  Primoris will aggressively pursue claims that will be made for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands)		(Thousands)
Foreign exchange gain	$109	$21	$132	$380
Other expense	(13)	—	(13)	—
Interest income	114	52	183	91
Interest expense	(2,145)	(2,240)	(4,407)	(4,508)
Total other income (expense)	$(1,935)	$(2,167)	$(4,105)	$(4,037)

For the three and six months ended June 30, 2017, foreign exchange gains reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our Canadian subsidiary’s contracts are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference when the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, which are backed by the federal government, and other investments that may not be backed by the federal government.

Interest expense for the three and six months ended June 30, 2017 remain relatively unchanged between periods due to relatively similar levels of long-term debt between the periods.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 39.0% for the six months ended June 30, 2017.  The rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and partially to nondeductible meals and incidental per diem expenses common to the construction industry.

The Company recorded income tax expense for the three months ended June 30, 2017 of $14.2 million compared to $3.3 million for the three months ended June 30, 2016.  The $10.9 million increase was primarily driven by a $27.3 million increase in pre-tax income (excluding noncontrolling interests).

The Company recorded income tax expense for the six months ended June 30, 2017 of $18.7 million compared to  $5.2 million for the six months ended June 30, 2016.  The $13.5 million increase was primarily driven by a $35.0 million increase in pre tax income (excluding noncontrolling interests), partially offset by a 1.0% decrease in effective tax rate from 40.0% to 39.0%.  The decrease in effective tax rate was primarily due to favorable provision-to-return adjustments from tax returns filed in the first quarter of 2017 and an increase in projected income for 2017.

Segment results

Power, Industrial and Engineering Segment

Revenue and gross profit for the Power segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$157,773		$126,576
Gross profit	$18,132	11.5%	$14,092	11.1%

	Six Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$289,013		$265,214
Gross profit	$33,656	11.6%	$25,677	9.7%

Revenue increased by $31.2 million, or 24.6%, for the three months ended June 30, 2017, compared to the same period in 2016.  Revenue at ARB Industrial increased $26.1 million resulting from a $32.4 million increase in the division’s joint venture power plant projects in Southern California, partially offset by a $3.7 million reduction in revenue from the completion of a separate power project in Southern California in 2016.  In addition, Primoris Power realized a revenue increase of $9.6 million, primarily from a power plant construction project in the Mid-Atlantic region. Partially offsetting the increases is a $3.5 million decrease at Primoris Industrial Constructors as they continue work on a large petrochemical plant in Louisiana, and a $3.4 million decrease at ARB Structures due to the completion of a large parking structure in 2016.

Revenue increased by $23.8 million, or 9.0%, during the six months ended June 30, 2017, compared to the same period in 2016.  Revenue at ARB Industrial increased $36.2 million resulting from a $50.0 million increase in the division’s joint venture power plant projects in Southern California, partially offset by an $11.3 million reduction in revenue from the completion of a separate power project in Southern California in 2016.  In addition, Primoris Mechnical Contractors’ revenue increased by $6.2 million on higher volumes.  These increases are partially offset by a $14.9 million decrease at ARB Structures due to the completion of a large parking structure in 2016 and a $5.0 million decrease at Primoris Industrial Constructors as they are near completion of a large petrochemical plant in Louisiana.

Gross profit for the three months ended June 30, 2017, increased by $4.0 million or 28.7%, compared to the same period in 2016.  The increase is primarily due to the additional revenue provided by ARB Industrial’s joint venture projects in Southern California along with Primoris Power’s Mid-Atlantic power plant.

Gross profit increased by $8.0 million, or 31.1%, during the six months ended June 30, 2017, compared to the same period in 2016.  The increase was primarily due to ARB Industrial’s $5.3 million increase in gross profit from the divison’s joint venture power plant projects and the completion of another power project. In addition, Primoris Mechanical Contractors increased $1.1 million due to higher volumes.

Gross profit as a percent of revenues increased to 11.5% and 11.6% during the three and six months ended June 30, 2017, respectively, from 11.1% and 9.7% in the same periods in 2016, primarily as a result of the progress of the power plant joint venture projects.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$134,623		$56,804
Gross profit	$39,366	29.2%	$6,469	11.4%

	Six Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$318,068		$111,140
Gross profit	$67,491	21.2%	$11,468	10.3%

Revenue increased by $77.8 million, or 137.0%, for the three months ended June 30, 2017, compared to the same period in 2016.  Rockford increased $62.2 million as a result of it’s two large pipeline jobs in Florida, which are substantially complete and experienced good weather conditions resulting in no weather delays and high productivity.  In addition, Primoris Field Services increased $6.4 million from a new pipeline job associated with a petrochemical plant in Lousiana and Vadnais Trenchless increased $3.9 million due to micro-tunneling project in Southern California.

Revenue increased by $206.9 million, or 186.2%, for the six months ended June 30, 2017, compared to the same period in 2016.  The increase is primarily due to the strong results from Rockford’s two large pipeline jobs in Florida slightly offset by a $9.6 million reduction in revenues at Primoris Field Services after completion of two pipeline projects in 2016.

Gross profit for the three months ended June 30, 2017 increased by $32.9 million, or 508.5%, compared to the same period in 2016.  The increase is primarily attributable to the two pipeline jobs in the Rockford division as well as the new pipeline and micro-tunneling jobs.

Gross profit for the six months ended June 30, 2017 increased by $56.0 million, or 488.6%, compared to the same period in 2016.  The increase is primarily attributable to the two pipeline jobs in the Rockford division.

Gross profit as a percent of revenues increased to 29.2% and 21.2% during the three and six months months ended June 30, 2017, respectively, from 11.4% and 10.3% in the same periods in 2016, primarily as a result of the good weather and higher productivity on the two large Rockford jobs.

Utilities and Distribution Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$212,942		$157,119
Gross profit	$32,347	15.2%	$22,841	14.5%

	Six Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$329,922		$260,873
Gross profit	$40,620	12.3%	$34,726	13.3%

Revenue increased by $55.8 million, or 35.5%, for the three months ended June 30, 2017, compared to the same period in 2016. Approximately $46.9 million of the increase is due to ARB Underground, primarily for two major utility customers as well as a new collaboration MSA arrangement for a major utility customer.  In addition, revenue at the Q3C division increased by $8.1 million on higher volumes and the addition of two new MSA customers.

Revenue for the six months ended June 30, 2017 increased by $69.0 million, or 26.5%, compared to the same period in 2016. Approximately $53.6 million of the increase is related to ARB Underground, primarily from an increase in work for three major utility customers in California as well as the new collaboration MSA arrangement.  In addition, revenue at the Q3C division increased by $11.9 million on higher volumes and the addition of two new MSA customers.

Gross profit for the three months ended June 30, 2017 increased by $9.5 million or 41.6%, compared to the same period in 2016.  The increase is primarily due to the growth in MSA revenue at ARB Underground and Q3C.

Gross profit for the six months ended June 30, 2017 increased $5.9 million, or 17.0%, compared to the same period in 2016 primarily due to the growth in MSA revenue at ARB Underground and Q3C.

Gross profit as a percent of revenues increased to 15.2% during the three months ended June 30, 2017, from 14.5% during the same period in 2016. The increase is primarily due to increased profitability in the ARB Underground division from the corresponding revenue growth.

Gross profit as a percent of revenues decreased slightly to 12.3% for the six months ended June 30, 2017, from 13.3% during the same period in 2016. The decrease was driven primarily by a few MSA agreements realizing lower margins as they approach the end of their term and will be renegotiated during renewal.

Civil Segment

Revenue and gross profit for the Civil segment for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$125,827		$116,312
Gross profit	$(5,362)	(4.3%)	$(117)	(0.1%)

	Six Months Ended June 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$255,664		$250,030
Gross profit	$(2,231)	(0.9%)	$10,691	4.3%

Revenue increased by $9.5 million, or 8.2%, for the three months ended June 30, 2017, compared to the same period in 2016.  Primoris Heavy Civil revenue increased by $9.3 million as increases of $20.0 million from TX DOT and $3.4 million from Arkansas DOT projects were partially offset by decreases of $11.0 million from LA DOT projects and a reduction in airport work as newly awarded airport work has yet to begin.  Revenue at Primoris I&M increased by $6.5 million primarily as a result of a $13.9 million increase from a methanol plant project in Louisiana, offset by lower revenue at a large petrochemical project in south Louisiana and decreases in maintenance projects in Florida.

Revenue increased by $5.6 million, or 2.3%, for the six months ended June 30, 2017, compared to the same period in 2016.  Primoris Heavy Civil revenue increased by $1.7 million primarily due to increases of $20.1 million from TX DOT and $8.0 million from Arkansas DOT projects, partially offset by decreases of $18.8 million from LA DOT projects. Revenue at Primoris I&M increased by $3.9 million primarily as a result of a $24.8 million increase related to a methanol plant project in Louisiana, partially offset by lower revenue at a large petrochemical project in south Louisiana and decreases in Florida mine work.

Gross profit decreased by $5.2 million for the three months ended June 30, 2017, compared to the same period in 2016.  The gross profit decrease was primarily a result of productivity issues on AR DOT and LA DOT projects, partially offset by lower write downs on TX DOT projects. Heavy Civil included $36.5 million of revenue for which no margin was recognized.

Gross profit decreased by $12.9 million for the six months ended June 30, 2017, compared to the same period in 2016.  The gross profit decrease was primarily a result of productivity issues on AR DOT and LA DOT projects, partially offset by lower write downs on TX DOT projects. Heavy Civil included $60.6 million of revenue for which no margin was recognized.

Gross profit as a percent of revenue decreased to (4.3%) and (0.9%) during the three and six months months ended June 30, 2017, respectively, from (0.1%) and 4.3% in the same periods in 2016 for the reasons noted above.

Geographic area financial information

The majority of the Company’s revenues are derived from customers in the United States with approximately 1% generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed and unit price contracts (“Fixed Backlog”), and (2) the estimated revenues on MSA work for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2016 and June 30, 2017 and the changes in Fixed Backlog for the six months ended June 30, 2017 (in millions) are as follows:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for Six Months
	December 31,	Additions to	Recognized from	at June 30,	Non-Fixed Backlog	ended June 30,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	Projects	2017
Power	$469.6	$240.4	$261.2	$448.8	$27.8	$289.0
Pipeline	1,019.4	132.7	303.7	848.4	14.4	318.1
Utilities	31.5	148.6	85.7	94.4	244.2	329.9
Civil	605.9	309.5	250.9	664.5	4.8	255.7
Total	$2,126.4	$831.2	$901.5	$2,056.1	$291.2	$1,192.7

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services in the case of BW Primoris.

At June 30, 2017, our total Fixed Backlog was $2.06 billion, representing a decrease of $70.3 million, or 3.3%, compared to $2.13 billion as of December 31, 2016.

MSA Backlog

The following table outlines historical MSA revenues for the past six quarters ($ in millions):

	Quarterly MSA Revenues
	2016	2017
First Quarter	105.2	105.5
Second Quarter	142.2	181.0
Third Quarter	160.2
Fourth Quarter	168.6

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers. The increase in MSA Backlog at June 30, 2017 is primarily due to the Coastal and FGC acquisitions, which added approximately $50.0 million and $30.0 million, respectively to the total

The following table shows our estimated MSA Backlog at June 30, 2017 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2017
Power	$42.5
Pipeline	79.1
Utilities	569.7
Civil	3.0
Total	$694.3

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Power	$376.7	$533.6	$511.9	$577.4	$491.3
Pipeline	437.8	1,030.3	1,052.6	917.1	927.5
Utilities	490.5	519.0	606.5	672.3	664.1
Civil	607.9	612.1	626.9	631.7	667.5
Total	$1,912.9	$2,695.0	$2,797.9	$2,798.5	$2,750.4

We expect that during the next four quarters, we will recognize as revenue approximately 68% of the total backlog at June 30, 2017, comprised of backlog of approximately: 82% of the Power segment; 38% of the Pipeline segment; 100% of the Utilities segment; and 66% of the Civil segment.

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

Our cash and cash equivalents totaled $111.7 million at June 30, 2017 compared to $135.8 million at December 31, 2016. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months. In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $48.1 million and $7.0 million as of June 30, 2017 and December 31, 2016, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the six months ended June 30, 2017, capital expenditures were approximately $48.9 million, including assumption of mortgage debt of $4.2 million.  In addition, the companies acquired during the period added $12.4 million to property, plant and equipment.  For the first six months of 2017, total construction equipment purchases were $23.1 million, while the amount of depreciation, amortization and equipment sales proceeds were approximately $36.4 million.  Capital expenditures for the remaining six months of 2017 are expected to total between $15.0 million and $20.0 million.

Cash Flows

Cash flows during the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six months ended
	June 30,
	2017	2016
	(Thousands)	(Thousands)
Change in cash:
Net cash provided by operating activities	$116,289	$5,498
Net cash used in investing activities	(106,238)	(40,525)
Net cash used in financing activities	(34,198)	(28,980)
Net change in cash and cash equivalents	$(24,147)	$(64,007)

Operating Activities

The source of our cash flow from operating activities for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended
	June 30,
	2017	2016	Change
	(Thousands)
Operating Activities:
Operating income	$53,705	$17,406	$36,299
Depreciation and amortization	31,750	34,089	(2,339)
Stock-based compensation expense	690	710	(20)
Gain on sale of property and equipment	(3,208)	(2,293)	(915)
Impairment of intangibles	477	—	477
Changes in assets and liabilities	55,672	(35,211)	90,883
Net other income (expense) and tax provision	(22,797)	(9,203)	(13,594)
Net cash provided by operating activities	$116,289	$5,498	$110,791

The net change in assets and liabilities during the six months ended June 30, 2017 resulted in cash provided by the net change of $55.7 million, compared to a net use of cash of $35.2 million in the six months ended June 30, 2016, an improvement in cash flow of $90.9 million. The primary reason for the improvement was an improvement of $41.3 million in accounts receivable for the current year and an increase of $63.4 million in billings in excess of costs and estimated earnings, partially offset by a decrease in accounts payable of $26.0 million.

The more significant reasons for the $55.7 million of cash provided by the changes in assets and liabilities during the six months ended June 30, 2017 are outlined as follows:

•

Accounts receivable decreased by $43.8 million from December 31, 2016, reflecting successful collection efforts during the first half of 2017. For non-disputed receivables (excluding retainage), our days sales outstanding declined from 47 days at December 31, 2016 to 35 days at June 30, 2017.  In addition to maintaining an excellent collection history, we have certain lien rights that can provide additional security for collections. At June 30, 2017, accounts receivable represented 29.7% of our total assets compared to 33.1% at the end of 2016;

•	Billings in excess of costs and estimated earnings increased by $45.8 million compared to December 31, 2016, primarily reflecting the addition work paid for in advance;

•	Uninstalled inventory decreased by $6.9 million during the first half of 2017;

•

Costs and estimated earnings in excess of billings (“CIE”) increased by $19.6 million compared to December 31, 2016. CIE results primarily from either time lags between revenue recognition and contractual billing terms or the billing lag at the end of each month. The increase during the six months ended June 30, 2017 was primarily due to a $9.5 million increase for Q3C and $8.3 million increase for Primoris Heavy Civil; and

•	Accounts payable decreased by $37.1 million and accrued expenses and other current liabilities increased by $8.2 million during the first half of 2017.

Investing activities

During the six months ended June 30, 2017, we purchased property and equipment for $44.7 million in cash (which is net of assumed mortgage notes of $4.2 million) compared to $42.1 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In the past, ownership has resulted in lower overall equipment costs.

We received proceeds from the sale of used equipment of $4.7 million during the six months ended June 30, 2017, compared to $5.7 million during the same period in 2016.

During the six months ended June 30, 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal.  During the six months ended June 30, 2016, we used $4.1 million for the acquisition of Mueller.

Financing activities

Financing activities used cash of $34.2 million for the six months ended June 30, 2017, which was the net of several transactions, including:

•	$24.7 million in repayment of long-term debt and capital leases;

•	Dividend payments of $5.7 million to our stockholders;

•	Repurchase of $5.0 million of common stock; and

•	$1.1 million in proceeds from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities used cash of $29.0 million for the six months ended June 30, 2016, which was the net of several transactions, including:

•	$24.7 million in repayment of long-term debt and capital leases;

•	Dividend payments of $5.7 million to our stockholders;

•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

For a description of our credit agreements, see Note 10 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2017 Report.

Related party transactions

For a discussion of related party transactions, please see Note 12 — “Related Party Transactions” in Item 1, Financial Statements of this Second Quarter 2017 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 16 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2017 Report.

Contractual Obligations

As of June 30, 2017, we had $241.5 million of outstanding long-term debt and capital lease obligations and there were no short-term borrowings.

A summary of contractual obligations as of June 30, 2017 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$241.5	$58.2	$101.1	$45.0	$37.2
Interest on long-term debt (1)	24.1	6.5	8.8	4.5	4.3
Pension plan withdrawal liability	5.1	1.1	2.2	1.8	—
Equipment operating leases	33.1	11.8	17.0	4.3	—
Contingent consideration obligations	1.2	1.2	—	—	—
Real property leases	11.4	4.1	5.8	1.4	0.1
Real property leases—related parties	2.0	0.5	0.7	0.7	0.1
	$318.4	$83.4	$135.6	$57.7	$41.7
Letters of credit	$15.7	$15.7	$—	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

In November 2011, members of the Pipe Line Contractors Association “PLCA”, including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at June 30, 2017 was $5.1 million.  The Company has no plans to withdraw from any other agreements.

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

•

Letters of credit issued under our lines of credit. At June 30, 2017, we had letters of credit outstanding of $15.7 million, for international project engineering jobs in our Power segment and for providing security to our insurance carriers.  These letters of credit are used by some of our vendors to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2017 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At June 30, 2017, equipment operating lease commitments were $33.1 million and facility rental commitments were $13.4 million.  Accounting treatment of operating leases will change in accordance with ASU 2016-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2017, we had $1.46 billion in outstanding bonds.  As of the date of this Second Quarter 2017 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

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

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.8 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

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

At June 30, 2017, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2017 and December 31, 2016, due to the generally short maturities of these items. At June 30, 2017, we held no short term investments.

At June 30, 2017, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2017, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.8 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been set for the fourth quarter of 2017.

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

PRIMORIS SERVICES CORPORATION

Date: August 7, 2017	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)
32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)
32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)
101 INS	XBRL Instance Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith