Form 10-Q
period 2017-09-30
Primoris Services Corp
filed 2017-11-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

At November 6, 2017, 51,448,753 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents ($67,034 and $7,045 related to VIEs. See Note 11)	$143,235	$135,823
Short-term investments	19,304	—
Customer retention deposits	926	481
Accounts receivable, net	356,851	388,000
Costs and estimated earnings in excess of billings	177,662	138,618
Inventory and uninstalled contract materials	39,617	49,201
Prepaid expenses and other current assets	14,529	19,258
Total current assets	752,124	731,381
Property and equipment, net	305,046	277,346
Intangible assets, net	48,655	32,841
Goodwill	151,118	127,226
Other long-term assets	4,749	2,004
Total assets	$1,261,692	$1,170,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,677	$168,110
Billings in excess of costs and estimated earnings	159,120	112,606
Accrued expenses and other current liabilities	125,626	108,006
Dividends payable	2,829	2,839
Current portion of capital leases	214	188
Current portion of long-term debt	62,697	58,189
Current portion of contingent earnout liabilities	1,252	—
Total current liabilities	505,415	449,938
Long-term capital leases, net of current portion	245	15
Long-term debt, net of current portion	191,948	203,381
Deferred tax liabilities	9,830	9,830
Other long-term liabilities	13,007	9,064
Total liabilities	720,445	672,228
Commitments and contingencies
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,448,753 and 51,576,442 issued and outstanding at September 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	160,277	162,128
Retained earnings	376,537	335,218
Non-controlling interest	4,428	1,219
Total stockholders’ equity	541,247	498,570
Total liabilities and stockholders’ equity	$1,261,692	$1,170,798

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$608,311	$507,828	$1,800,978	$1,395,085
Cost of revenue	537,890	457,699	1,591,021	1,262,394
Gross profit	70,421	50,129	209,957	132,691
Selling, general and administrative expenses	42,559	35,994	128,390	101,150
Impairment of goodwill	—	2,716	—	2,716
Operating income	27,862	11,419	81,567	28,825
Other income (expense):
Investment income	6,066	—	6,066	—
Foreign exchange gain (loss)	167	(92)	299	288
Other expense	(39)	(278)	(52)	(278)
Interest income	228	31	411	122
Interest expense	(2,198)	(2,246)	(6,605)	(6,754)
Income before provision for income taxes	32,086	8,834	81,686	22,203
Provision for income taxes	(9,952)	(4,078)	(28,644)	(9,244)
Net income	$22,134	$4,756	$53,042	$12,959

Less net income attributable to noncontrolling interests	(1,537)	(252)	$(3,209)	$(706)

Net income attributable to Primoris	$20,597	$4,504	$49,833	$12,253

Dividends per common share	$0.055	$0.055	$0.17	$0.17

Earnings per share:
Basic	$0.40	$0.09	$0.97	$0.24
Diluted	$0.40	$0.09	$0.96	$0.24
Weighted average common shares outstanding:
Basic	51,441	51,780	51,491	51,759
Diluted	51,707	52,034	51,751	51,978

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$53,042	$12,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,064	46,430
Amortization of intangible assets	6,184	5,015
Goodwill and intangible asset impairment	477	2,716
Stock-based compensation expense	911	1,169
Unrealized gain on short-term investments	(5,980)	—
Gain on sale of property and equipment	(3,880)	(3,361)
Changes in assets and liabilities:
Customer retention deposits	(445)	(451)
Accounts receivable	41,870	27,093
Costs and estimated earnings in excess of billings	(38,464)	(39,936)
Other current assets	17,210	13,865
Other long-term assets	(2,745)	(1,963)
Accounts payable	(17,813)	10,036
Billings in excess of costs and estimated earnings	46,067	(41,584)
Accrued expenses and other current liabilities	17,858	18,580
Other long-term liabilities	4,076	49
Net cash provided by operating activities	161,432	50,617
Cash flows from investing activities:
Purchase of property and equipment	(57,346)	(52,137)
Proceeds from sale of property and equipment	7,027	7,763
Purchase of short-term investments	(13,588)	—
Sale of short-term investments	350	—
Cash paid for acquisitions	(66,205)	(4,108)
Net cash used in investing activities	(129,762)	(48,482)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,000	30,000
Repayment of capital leases	(191)	(626)
Repayment of long-term debt	(41,088)	(36,867)
Payment of debt issuance costs for amended and restated credit agreement	(631)	—
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,148	1,439
Repurchase of common stock	(4,999)	—
Dividends paid	(8,497)	(8,536)
Net cash used in financing activities	(24,258)	(14,590)
Net change in cash and cash equivalents	7,412	(12,455)
Cash and cash equivalents at beginning of the period	135,823	161,122
Cash and cash equivalents at end of the period	$143,235	$148,667

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash paid:
Interest	$6,236	$6,654

Income taxes, net of refunds received	$25,618	$2,079

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Obligations incurred for the acquisition of property	$4,163	$—

Dividends declared and not yet paid	$2,829	$2,848

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

Reportable Segments — Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews the Company’s operating and financial performance based on these segments.

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

The classification of revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following table lists the Company’s primary business units and their reportable segment:

Business Unit	Reportable Segment	Prior Reportable Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris AV)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services ("PDS"); created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both projects are expected to be completed in 2018.  Financial information for the joint ventures is presented in Note 11 – “Noncontrolling Interests”.

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million, and on November 18, 2016, the Company acquired the net assets of Northern Energy & Power (“Northern”) for $6.8 million.  On May 26, 2017, the Company acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, the Company acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, the Company acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  Both Mueller and FGC operations are included in the Utilities segment, Northern operations are included in the Power segment, and Coastal operations are included in the Pipeline segment.  See Note 7— “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 and 2016 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in the Company’s Annual Report on Form 10-K, filed on February 28, 2017, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2016, have been omitted.

This Third Quarter 2017 Report should be read in concert with the Company’s most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Short-term investments — The Company classifies as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as trading and are recorded at fair value using the first-in, first-out method. The Company’s short-term investments are generally short-term dollar-denominated bank deposits, U.S. Treasury Bills and marketable equity securities.

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

The Company considers unapproved change orders to be contract variations for which customers have not agreed to both scope and price.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. The Company will recognize revenue if we believe it is probable that the contract price will be adjusted and can be reliably estimated.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

The Company considers claims to be amounts it seeks, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as weather delays or rain.  Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.  Claims are included in revenue to the extent we have a reasonable legal basis, the related costs have been incurred, realization is probable, and amounts can be reliably estimated.  Revenue in excess of contract costs from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At September 30, 2017, we had unapproved change orders and claims included in contract value that totalled approximately $87.6 million, which were in the process of being negotiated in the normal course of business. Approximately $74.2 million of unapproved change orders and claims had been recognized as revenue on a cumulative percentage-of-completion basis through September 30, 2017.

For all contracts, if an estimate of total contract cost and estimated total revenue indicates a loss on a contract, the projected loss is recognized in full at that time and recognized as an “accrued loss provision” which is included in the accrued expenses and other current liabilities amount on the balance sheet. For fixed price contracts, as the percentage-

of-completion method is used to calculate revenues, the accrued loss provision is changed so that the gross profit for the contract remains zero in future periods.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized as changes in accounting estimates in the period in which the revisions are identified.

In all forms of contracts, the Company estimates its collectability of contract amounts at the same time that it estimates project costs.  If the Company anticipates that there may be issues associated with the collectability of the full amount calculated as revenues, the Company may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work. In these situations, the Company may choose to defer recognition of a portion of the revenue until the client pays for the services.

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

Significant revisions in contract estimates — Revenue recognition is based on the percentage-of-completion method for fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process at the end of the prior year or a prior quarter, there can be a difference in revenues and profits that would have been recognized in the prior year or prior quarter had current estimates of costs to complete been used at the end of the prior year or prior quarter.

Customer concentration — The Company operates in multiple industry segments encompassing the engineering and construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprises the top ten customers varies from year to year.

During the three and nine months ended September 30, 2017, revenues generated by the top ten customers were approximately $317.2 million and $1,058.5 million, respectively, which represented 52.2% and 58.8%, respectively, of total revenues during the period. During the periods, a California utility project represented 10.6% and 8.8% of total revenues, respectively and Texas Department of Transportation (“TXDOT”) represented 8.4% and 9.8% of total revenues, respectively.

During the three and nine months ended September 30, 2016, revenues generated by the top ten customers were $272.0 million and $805.0 million, respectively, which represented 53.5% and 57.7%, respectively, of total revenues during the period.  During the periods, a Louisiana petrochemical project represented 10.3% and 11.6% of total revenues, respectively and TXDOT represented 7.9% and 10.4% of total revenues, respectively.

At September 30, 2017, approximately 10.8% of the Company’s accounts receivable were due from one customer, and that customer provided 7.9% of the Company’s revenues for the nine months ended September 30, 2017.

In addition, of total accounts receivable, approximately 11.2% are from one customer with whom the Company is currently in dispute resolution. See Note 17 – “Commitments and Contingencies”.

At September 30, 2016, approximately 15.4% of the Company’s accounts receivable were due from one customer, and that customer provided 11.6% of the Company’s revenues for the nine months ended September 30, 2016. In addition, approximately 11.2% of total accounts receivable at September 30, 2016 were in dispute resolution.

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

Inventory and uninstalled contract materials — Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or net realizable value. Uninstalled contract materials are certain job specific materials not yet installed, for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project. In most cases, the Company is able to invoice a state agency for the materials, but title will not pass to the state agency until the materials are installed.

Note 3—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016 and 2017. The new standard is effective for reporting periods beginning after December 15, 2017. The new standard will supersede all current revenue recognition standards and guidance.  Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The standard permits the “modified retrospective method”, which requires prospective application of the new standard as a cumulative-effect adjustment. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative-effect adjustment to retained earnings as of the date of adoption.  The adoption will only apply to customer contracts that are not substantially complete as of January 1, 2018.

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures.  While we are still in our evaluation process, we do not expect Topic 606 to have a material impact on our financial statements, though internal documentation and record keeping may be significantly impacted.  The impact to our results is not believed to be material because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current percentage of completion revenue recognition model.  In most of our fixed price contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver services that do not have an alternative use to us.

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

We expect significant expanded disclosures relating to revenue recognized during each period. We do not expect Topic 606 to have a material impact on our consolidated balance sheet.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2017:
Cash and cash equivalents	$143,235	$143,235	—	—
Short-term investments	19,304	19,304	—	—
Liabilities as of September 30, 2017:
Contingent consideration	$1,252	—	—	1,252

Assets as of December 31, 2016:
Cash and cash equivalents	$135,823	$135,823	—	—
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

The following table provides changes to the Company’s contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, 2017 and 2016:

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2017	2016
Beginning balance, January 1,	$—	$—
Additions to contingent consideration liability:
Florida Gas Contractors acquisition	1,200	—
Change in fair value of contingent consideration liability during year	52	—
Ending balance, September 30,	$1,252	$—

On a quarterly basis, the Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded in Other expense in the Company’s Consolidated Statements of Income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates the Company’s cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Note 5—Accounts Receivable

The following is a summary of the Company’s accounts receivable:

	September 30,	December 31,
	2017	2016
Contracts receivable, net of allowance for doubtful accounts of $480 at September 30, 2017 and $1,030 at December 31, 2016, respectively	$292,281	$340,871
Retention receivable	59,388	46,394
	351,669	387,265
Other accounts receivable	5,182	735
	$356,851	$388,000

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$5,475,483	$5,391,124
Gross profit recognized	458,018	456,871
	5,933,501	5,847,995
Less: billings to date	(5,914,959)	(5,821,983)
	$18,542	$26,012

This amount is included in the accompanying consolidated balance sheets under the following captions:

	September 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$177,662	$138,618
Billings in excess of cost and estimated earnings	(159,120)	(112,606)
	$18,542	$26,012

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

On November 18, 2016, the Company’s subsidiary, Primoris AV, acquired certain assets and liabilities of Northern Energy & Power for $6.8 million.  The acquired business unit name was changed to Primoris Renewable Energy (“PRE”).  PRE operates in the Power segment and serves the renewable energy sector with a specific focus on solar photovoltaic installations in the United States.  The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2017, the Company finalized its estimated fair value of the acquired assets of PRE, which resulted in a $0.1 million reduction in goodwill compared to amounts previously recorded.  The allocation of the total purchase price included fixed assets of $0.1 million; intangible assets of $3.0 million; and goodwill of $3.7 million.  Intangible assets consist of customer relationships.  Goodwill largely consists of synergies expected from expanded operations as well as the value of the assembled workforce that PRE provides.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

On May 26, 2017, the Company’s subsidiary, PDS, acquired certain assets of Florida Gas Contractors, a utility contractor specializing in underground natural gas infrastructure, for approximately $33.0 million in cash.  In addition, the sellers could receive a contingent earnout amount of up to $1.5 million over a one-year period ending May 26, 2018, based on the achievement of certain operating targets.  The estimated fair value of the potential contingent consideration on the acquisition date was $1.2 million.  FGC operates in the Utilities segment and expands the Company’s presence in the Florida and Southeast markets.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.8 million of fixed assets; $4.2 million of working capital; $10.5 million of intangible assets; and $14.7 million of goodwill. The Company continues to assess the final cutoff data and expects to finalize its estimate of fair value of the acquired assets of FGC during the fourth quarter of 2017.  In connection with the FGC acquisition, the Company also paid $3.5 million to acquire certain land and buildings.  Intangible assets primarily consist of customer relationships.  Goodwill associated with the FGC acquisition principally consists of expected benefits from providing expertise for the Company’s construction efforts in the underground utility business as well as the expansion of the Company’s geographic presence.  Goodwill also includes the value of the assembled workforce that the FGC acquisition provides to the Company.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

On May 30, 2017, the Company’s subsidiary, PD&C,   acquired certain engineering assets for approximately $2.3 million in cash.  PD&C operates in the Power segment and the acquisition futher enhances its ability to provide quality service for engineering and design projects.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $0.2 million of fixed assets and $2.1 million of intangible assets. Intangible assets primarily consist of customer relationships.

On June 16, 2017, the Company acquired certain assets and liabilities of Coastal Field Services for approximately $27.5 million in cash.  Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry.  Coastal operates in the Pipeline segment and increases the Company’s market share in the Gulf Coast energy market.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.0 million of fixed assets; $4.6 million of working capital; $9.9 million of intangible assets; $9.3 million of goodwill; and $0.3 million of long-term capital leases. The Company continues to assess the final cutoff data and expects to finalize its estimate of fair value of the acquired assets of Coastal during the fourth quarter of 2017. Intangible assets primarily consist of customer relationships and tradename. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for the Company’s expansion of services in the pipeline construction and maintenance business. Goodwill also includes the value of the assembled workforce that the Coastal acquisition provides to the Company. Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2017 and 2016

The following pro forma information for the three and nine months ended September 30, 2017 and 2016 presents the results of operations of the Company as if these acquisitions had occurred at the beginning of 2016. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 36.5% and 44.2% for the three and nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$608,311	$533,609	$1,827,045	$1,441,319
Income before provision for income taxes	$32,086	$12,977	$83,458	$24,752
Net income attributable to Primoris	$20,597	$6,816	$52,068	$13,675

Weighted average common shares outstanding:
Basic	51,441	51,780	51,491	51,759
Diluted	51,707	52,034	51,751	51,978

Earnings per share:
Basic	$0.40	$0.13	$1.01	$0.26
Diluted	$0.40	$0.13	$1.01	$0.26

Note 8—Goodwill and Intangible Assets

Goodwill by segment was recorded as follows:

	September 30,	December 31,
Reporting Segment	2017	2016
Power	$24,391	$24,512
Pipeline	51,521	42,252
Utilities	35,056	20,312
Civil	40,150	40,150
Total Goodwill	$151,118	$127,226

At September 30, 2017 and December 31, 2016, intangible assets other than goodwill totaled $48.7 million and $32.8 million, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis:

	Amortization	September 30,	December 31,
	Period	2017	2016
Tradename	3 to 10 years	$10,918	$11,754
Customer relationships	3 to 15 years	36,306	20,136
Non-compete agreements	2 to 5 years	1,186	951
Other	3 years	245	—
		$48,655	$32,841

Amortization expense of intangible assets was $2.6 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively and amortization expense for the nine months ended September 30, 2017 and 2016 was $6.2 million and $5.0 million, respectively. Estimated future amortization expense for intangible assets is as follows:

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2017 (remaining three months)	$2,505
2018	9,741
2019	9,393
2020	6,650
2021	5,413
Thereafter	14,953
$48,655

Note 9—Accounts Payable and Accrued Liabilities

At September 30, 2017 and December 31, 2016, accounts payable were $153.7 million and $168.1 million, respectively. These balances included retention amounts for the same periods of approximately $11.8 million and $10.6 million, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities:

	September 30,	December 31,
	2017	2016
Payroll and related employee benefits	$52,755	$43,768
Insurance, including self-insurance reserves	46,835	42,546
Reserve for estimated losses on uncompleted contracts	12,562	12,801
Corporate income taxes and other taxes	8,553	3,368
Accrued administrative cost	1,719	2,741
Other	3,202	2,782
	$125,626	$108,006

Note 10—Credit Arrangements

Long-term debt and credit facilities consist of the following:

	September 30,	December 31,
	2017	2016
Commercial equipment notes	$153,987	$161,148
Mortgage notes	11,372	7,564
Revolving credit facility	—	—
Senior secured notes	89,286	92,858
	$254,645	$261,570
Less: current portion	(62,697)	(58,189)
Long-term debt, net of current portion	$191,948	$203,381

Commercial Notes Payable and Mortgage Notes Payable

From time to time, the Company enters into commercial equipment notes payable with various equipment finance companies and banks. At September 30, 2017, interest rates ranged from 1.78% to 3.51% per annum and maturity dates range from June 15, 2018 to August 22, 2022. The notes are secured by certain construction equipment of the Company.

The Company also entered into two secured mortgage notes payable to a bank in December 2015 totaling $8.0 million, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

During the nine months ended September 30, 2017, the Company acquired three properties from a related party and assumed mortgage notes secured by the properties totaling $4.2 million, with interest rates of 5.0% per annum and maturity dates of October 1, 2038.

Revolving Credit Facility

On September 29, 2017, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased its borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The termination date of the Credit Agreement is September 29, 2022. The Company capitalized $0.6 million of debt issuance costs during the third quarter of 2017 that is being amortized as interest expense over the life of the Credit Agreement.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit outstanding were $19.5 million at September 30, 2017 and $16.2 million at December 31, 2016.  Other than commercial letters of credit, there were no borrowings under the Credit Agreement or the previous credit agreement during the nine months ended September 30, 2017, and available borrowing capacity at September 30, 2017 was $180.5 million.

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

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including, among others, senior debt/EBITDA ratio and debt service coverage requirements. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Company was in compliance with the covenants for the Credit Agreement and Notes Agreement at September 30, 2017.

Canadian Credit Facility

The Company has a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2016, there were no letters of credit outstanding.  Letters of credit outstanding was $0.5 million in Canadian dollars at September 30, 2017, and the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At September 30, 2017, OnQuest Canada, ULC was in compliance with the covenant.

Note 11 — Noncontrolling Interests

The Company is currently participating in two joint ventures, each of which has been determined to be a variable interest entity (“VIE”), with the Company as the primary beneficiary as a result of its significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect has been recognized for the income.  The net assets of the joint ventures are restricted for use by the specific project and are not available for general operations of the Company.

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in the Company’s consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$28,722	$608	$65,725	$7,276
Net income attributable to noncontrolling interests	550	41	930	327

The Carlsbad joint venture made no distributions to the partners, and the Company made no capital contributions to the Carlsbad joint venture during the nine months ended September 30, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in the Company's consolidated balance sheets as follows:

jjjjjj
	September 30,	December 31,
	2017	2016
Cash	$51,869	$4,630
Accounts receivable	$10,832	$—
Costs and estimated earnings in excess of billings	$—	$124
Billings in excess of costs and estimated earnings	$42,964	$3,426
Accounts payable	$16,882	$286
Due to Primoris	$—	$46

Wilmington Joint Venture

The Wilmington joint venture operating activities began in October 2015 and are included in the Company's consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,143	$6,140	$29,742	$11,057
Net income attributable to noncontrolling interests	987	211	2,279	379

The Wilmington joint venture made no distributions to the partners, and the Company made no capital contributions to the Wilmington joint venture during the nine months ended September 30, 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in the Company’s consolidated balance sheets as follows:

	September 30,	December 31,
	2017	2016
Cash	$15,165	$2,415
Accounts receivable	$239	$4,242
Billings in excess of costs and estimated earnings	$1,822	$2,572
Accounts payable	$2,766	$602
Due to Primoris	$4,809	$2,035

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in the Company’s condensed consolidated balance sheets:

	Joint Venture	Consolidated
At September 30, 2017	Amounts	Amounts
Cash	$67,034	$143,235
Accounts receivable	$11,071	$356,851
Costs and estimated earnings in excess of billings	$—	$177,662
Accounts payable	$19,648	$153,677
Billings in excess of costs and estimated earnings	$44,786	$159,120

At December 31, 2016
Cash	$7,045	$135,823
Accounts receivable	$4,242	$388,000
Costs and estimated earnings in excess of billings	$124	$138,618
Accounts payable	$888	$168,110
Billings in excess of costs and estimated earnings	$5,998	$112,606

Note 12—Related Party Transactions

Prior to March 2017, Primoris leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest of SIGI.  In March 2017, the Company exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by the Company’s Board of Directors for $12.8 million.  The Company assumed three mortgage notes totaling $4.2 million with the remainder paid in cash.

During the three months ended September 30, 2017 and 2016, the Company paid $0 and $0.2 million, respectively, in lease payments to SIGI for the use of these properties.  During the nine months ended September 30, 2017 and 2016, the Company paid $0.2 million and $0.6 million, respectively, in lease payments to SIGI for the use of these properties.

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

The Company’s Board of Directors has granted 259,065 Restricted Stock Units (“Units”) to executives under the Equity Plan.  The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement. During the nine months ended September 30, 2017 and 2016, the Company issued 10,000 Units and 100,553 Units, respectively

At September 30, 2017, a total of 173,650 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2017 (remaining three months)	—
2018	28,471
2019	51,552
2020	5,392
85,415

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  The Company recognized $0.2 million and $0.5 million in compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $1.2 million in compensation expense for the nine months ended September 30, 2017 and 2016, respectively.  At September 30, 2017, approximately $1.4 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 1.8 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At September 30, 2017, a total of 2,707 Dividend Equivalent Units were accrued.

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

The effective tax rate on income including noncontrolling interests for the nine months ended September 30, 2017 and 2016 was  35.1% and 42.1%, respectively. The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) for the nine months ended September 30, 2017 and 2016 was 36.5% and 43.0%, respectively. Our tax rates differ from the U.S. federal statutory rate of 35% due to the impact of state income taxes and nondeductible components of per diem expenses, partially offset by benefits recorded to the third quarter rate for prior year provision-to-return adjustments, including the 2017 impact of tax credits to be claimed in all open years.

The Company’s U.S. federal income tax returns are generally no longer subject to examination for tax years before 2014. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, the tax years 2012 through 2016 remain open to examination by the other taxing jurisdictions in which the Company operates.

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

Note 15—Dividends and Earnings Per Share

The Company has paid or declared cash dividends during 2016 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
March 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition of the Company, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Primoris	$20,597	$4,504	$49,833	$12,253

Denominator (shares in thousands):
Weighted average shares for computation of basic earnings per share	51,441	51,780	51,491	51,759
Dilutive effect of shares issued to independent directors	4	4	4	4
Dilutive effect of restricted stock units (1)	262	250	256	215
Weighted average shares for computation of diluted earnings per share	51,707	52,034	51,751	51,978

Earnings per share attributable to Primoris:
Basic	$0.40	$0.09	$0.97	$0.24
Diluted	$0.40	$0.09	$0.96	$0.24

(1)	Represents the dilutive effect of a grant of 259,065 Units and 2,707 vested Dividend Equivalent Units.

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

In February 2017 and 2016, the Company issued 11,784 shares and 10,450 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. In August 2017 and 2016, the Company issued 11,448 shares and 11,745 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 13 — “Stock–Based Compensation”, as of September 30, 2017, the Board of Directors has granted a total of 259,065 shares of Units under the Equity Plan and these Units have accrued 2,707 Dividend Equivalent Units.

Share repurchase plan —In February 2017, the Company's Board of Directors authorized a $5.0 million share repurchase program under which the Company could, depending on market conditions, share price and other factors, acquire shares of its common stock on the open market or in privately negotiated transactions. During the period from March 23, 2017 through March 28, 2017, the Company purchased and cancelled 216,350 shares of stock for $5.0 million at an average cost of $23.10 per share.

Note 17—Commitments and Contingencies

Leases  — The Company leases certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require the Company to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2017 was $6.8 million and $18.8 million, respectively, compared to $5.7 million and $16.5 million, respectively for the same periods in 2016.  The amounts for the three and nine months ended September 30, 2017 included lease payments made to related parties of $0.2 million and $0.7 million, respectively compared to $0.4 million and $1.1 million, respectively, for the same periods in 2016.

Letters of credit  — At September 30, 2017, the Company had letters of credit outstanding of $19.8 million, and at December 31, 2016, the Company had letters of credit outstanding of $16.2 million.  The outstanding amounts include the U.S. dollar equivalents for letters of credit issued in Canadian dollars.

Bonding — At September 30, 2017 and December 31, 2016, the Company had bid and completion bonds issued and outstanding totaling approximately $2.03 billion and $1.53 billion, respectively.

NTTA settlement — On February 7, 2012, the Company was sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled and the Company recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. The Company will use its settlement obligation to pay for a third-party contractor approved by the NTTA. At September 30, 2017, the remaining accrual balance was $15.4 million. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and the Company would pay for 80% of the excess amount.

Legal proceedings —The Company has been engaged in dispute resolution to collect money it believes it is owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, the Company used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.8 million included in “billings in excess of costs and estimated earnings”.  At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been tentatively set for the first quarter of 2018.

The Company had been engaged in dispute resolution to collect money it believed was owed for another construction project completed  in 2014.  During the third quarter 2016, the Company settled the dispute with an exchange of general releases and receipt of $38.0 million in cash.  The Company changed its zero estimate of profit and accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at September 30, 2017 was $4.9 million.  The Company has no plans to withdraw from any other agreements.

Note 18—Reportable Segments

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our CODM on the range of services we provide to our end user markets. Our CODM regularly reviews the Company’s operating and financial performance based on these segments.

The current reportable segments include the Power segment, the Pipeline segment, the Utilities segment, and the Civil segment. Segment information for prior periods have been restated to conform to the new segment presentation.

Driving the new end-user focused segments are differences in the nature of the services provided; the type or class of customer using the segment’s services; the method used by the segment to provide the services; and the regulatory environment of its customers.

Each of the Company’s reportable segments are comprised of similar business units that specialize in services unique to the segment. The reportable segments are managed separately because each serves different types of customers, use different methods to obtain services, and the nature of the regulatory environment are different for each reportable segment.

The classification of revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, turnkey construction, retrofits, upgrades, repairs, outages, and maintenance for entities in the petroleum, petrochemical, water, and other industries.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction, pipeline maintenance, pipeline facility work, compressor stations, pump stations, metering facilities, and other pipeline related services for entities in the petroleum and petrochemical industries.

The Utilities segment operates primarily in California and the Midwest and Southeast regions of the United States and specializes in a range of services, including utility line installation and maintenance, gas and electric distribution, streetlight construction, substation work, and fiber optic cable installation.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the three months ended September 30,
	2017		2016
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$154,178	25.3%	$101,811	20.0%
Pipeline	84,357	13.9%	106,042	20.9%
Utilities	246,524	40.5%	186,985	36.8%
Civil	123,252	20.3%	112,990	22.3%
Total	$608,311	100.0%	$507,828	100.0%

	For the nine months ended September 30,
	2017		2016
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$443,191	24.6%	$367,025	26.3%
Pipeline	402,425	22.4%	217,182	15.6%
Utilities	576,446	32.0%	447,858	32.1%
Civil	378,916	21.0%	363,020	26.0%
Total	$1,800,978	100.0%	$1,395,085	100.0%

Segment Gross Profit

Gross profit by segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the three months ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$18,842	12.2%	$10,893	10.7%
Pipeline	12,084	14.3%	32,402	30.6%
Utilities	36,081	14.6%	33,925	18.1%
Civil	3,414	2.8%	(27,091)	(24.0%)
Total	$70,421	11.6%	$50,129	9.9%

	For the nine months ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$52,498	11.8%	$36,570	10.0%
Pipeline	79,575	19.8%	43,870	20.2%
Utilities	76,701	13.3%	68,651	15.3%
Civil	1,183	0.3%	(16,400)	(4.5%)
Total	$209,957	11.7%	$132,691	9.5%

Segment Goodwill

The amount of goodwill recorded by segment at September 30, 2017 and at December 31, 2016 is presented in Note 8 – “Goodwill and Intangible Assets”.

Geographic Region — Revenues and Total Assets

The Company’s revenues are derived from customers primarily in the United States, with less than 1.0% generated from sources outside of the United States. At September 30, 2017, approximately 1.0% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend – On November 2, 2017, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of December 29, 2017, payable on or about January 15, 2018.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (“Third Quarter 2017 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2017 Report, our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2017 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2017 Report and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Through the end of the year 2016, the Company segregated its business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, the Company changed its reportable segments in connection with a realignment of the Company’s internal organization and management structure. The segment changes during the quarter reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews the Company’s operating and financial performance based on these segments.

The current reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, and the Civil segment.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

The classification of revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

The following table lists the Company’s primary business units and their reportable segment:

Business Unit	Reportable Segment	Prior Reportable Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris AV)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services ("PDS"); created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
BW Primoris	Civil	East

The Company owns a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that the Company is the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in the Company’s financial statements.  Both projects are expected to be completed in 2018.

On January 29, 2016, the Company acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million, and on November 18, 2016, the Company acquired the net assets of Northern Energy & Power (“Northern”) for $6.8 million.  On May 26, 2017, the Company acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, the Company acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, the Company acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  Both Mueller and FGC operations are included in the Utilities segment, Northern operations are included in the Power segment, and Coastal operations are included in the Pipeline segment.

In August 2017, the Company announced it is investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the estimated cost of EPC work on the projects, which is projected to be completed in 2018. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide Primoris with investment tax credits valued at over $5.0 million. The Company’s initial investment for the solar projects was $3.1 million.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The current price of oil, gas and liquid natural gas has created uncertainty with respect to demand for our oil and gas pipeline services in the near term, with additional uncertainty resulting over the length of time that prices will remain at current levels.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations, will remain at lower levels for an extended period. While there was some stability in the price of oil in the first nine months of 2017, that stability has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices and the bankruptcy of some smaller oil and gas producers may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.

Revenue

Revenue for the three months ended September 30, 2017 was $608.3 million, an increase of $100.5 million, or 19.8%, compared to the same period in 2016. Projects from our major utility clients in California and the Midwest increased revenues by $52.1 million, and our Southern California joint venture power plant projects and our Mid-Atlantic power plant project increased revenues by $40.4 million. In addition, acquisitions completed subsequent to the third quarter of 2016 increased revenues by $20.6 million, and increased volume for Texas DOT projects increased revenue by $14.7 million. The increases were partially offset by $27.5 million of revenue recognized in the third quarter of 2016 from the collection of a disputed receivable.

For the nine months ended September 30, 2017, revenue increased by $405.9 million, or 29.1%, compared to the same period in 2016.  Three major pipeline jobs increased revenues by $213.7 million, and our major utility clients in California and the Midwest increased revenue by $110.0 million. In addition, our Southern California joint venture power plant projects and our Mid-Atlantic power plant project increased revenues by $106.0 million, and our Texas DOT projects and Louisiana methanol plant project increased revenues by $66.1 million. The increases were partially offset by decreases of $78.5 million from projects substantially completed in 2017 and $27.5 million of revenue recognized in the third quarter of 2016 from the collection of a disputed receivable.

Gross Profit

Gross profit was $70.4 million for the three months ended September 30, 2017, an increase of $20.3 million, or 40.5%, compared to the same period in 2016. Gross profit increased by $37.3 million from the third quarter 2016 write-down of the Belton area jobs and by $5.1 million from our Southern California joint venture power plant projects and our Mid-Atlantic power plant project. In addition, acquisitions completed subsequent to the third quarter of 2016 increased gross profit by $3.8 million. The increases were partially offset by $26.7 million of gross profit recognized in the third quarter of 2016 from the collection of a disputed receivable.

For the nine months ended September 30, 2017, gross profit increased by $77.3 million, or 58.2%, compared to the same period in 2016. Smaller write-downs on the Belton area jobs and two large pipeline projects in Florida increased gross profit by $52.2 million and $50.6 million, respectively. In addition, our Southern California joint venture power plant projects and our Mid-Atlantic power plant project increased gross profit by $11.0 million. The increases were partially offset by $26.7 million of gross profit recognized in the third quarter of 2016 from the collection of a disputed receivable and a $25.9 million decrease due to increased costs on DOT projects.

As discussed in Note 2 — “Basis of Presentation”, we had unapproved change orders and claims included in contract value that totalled approximately $87.6 million at September 30, 2017. Of this amount, approximately $50.1 million was claims related to the Belton area projects, and $22.2 million was from two completed jobs that are currently in legal dispute.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses of $42.6 million during the three months ended September 30, 2017, increased by $6.6 million, or 18.2%, compared to the third quarter of 2016. Approximately $4.5 million of the increase in SG&A is related to businesses acquired subsequent to the third quarter of 2016. The primary reason for the remaining increase was a $2.2 million increase in compensation related expenses, including incentive compensation accruals. SG&A expense as a percentage of revenue decreased slightly to 7.0% compared to 7.1% for the corresponding period in 2016 due primarily to the increase in revenue.

SG&A expense of $128.4 million increased $27.2 million, or 26.9%, for the nine months ended September 30, 2017, compared to the same period in 2016. Approximately $8.0 million of the increase in SG&A is related to businesses acquired subsequent to the third quarter of 2016. The remaining increase was primarily due to a $13.1 million increase in compensation related expenses, including incentive compensation accruals; a $1.2 million increase in advisory fees for acquisitions; a $1.0 million benefit in the prior year from an adjustment to the pension withdrawal liability; and a $0.8 million increase in legal costs. SG&A as a percentage of revenue for the nine months ended September 30, 2017 decreased slightly to 7.1% compared to 7.3% for the corresponding period in 2016, as a result of the increase in revenue.

Planned JCG Texas Heavy Civil division divestiture and impairment of goodwill

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

Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount recorded on the balance sheet of JCG.  The analysis resulted in the Company recording a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands)		(Thousands)
Investment income	$6,066	$—	$6,066	$—
Foreign exchange gain (loss)	167	(92)	299	288
Other expense	(39)	(278)	(52)	(278)
Interest income	228	31	411	122
Interest expense	(2,198)	(2,246)	(6,605)	(6,754)
Total other income (expense)	$4,224	$(2,585)	$119	$(6,622)

Investment income in the three months ended September 30, 2017 is related to a $6.0 million unrealized gain from a short-term investment in marketable equity securities.

For the three and nine months ended September 30, 2017 and 2016, foreign exchange gains reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Most of our Canadian subsidiary’s contracts are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a positive currency exchange difference when the value of the Canadian dollar is less than the US dollar.

Interest income is derived from interest earned on excess cash invested primarily in short-term U.S. Treasury bills, which are backed by the federal government, and other investments that may not be backed by the federal government.

Interest expense for the three and nine months ended September 30, 2017 remain relatively unchanged compared to the same periods in 2016 due to relatively similar levels of long-term debt for the periods.

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

The Company recorded income tax expense for the three months ended September 30, 2017 of $10.0 million compared to $4.1 million for the three months ended September 30, 2016.  The $5.9 million increase was primarily driven by a $22.0 million increase in pre-tax income (excluding noncontrolling interests); partially offset by a 14.9% decrease in effective tax rate from 47.5% to 32.6%. The decrease in the effective tax rate was driven by favorable prior year provision-to-return adjustments,  including the 2017 impact of tax credits to be claimed in all open years.

The Company recorded income tax expense for the nine months ended September 30, 2017 of $28.6 million compared to $9.2 million for the nine months ended September 30, 2016.  The $19.4 million increase was primarily driven by a $57.0 million increase in pre tax income (excluding noncontrolling interests); partially offset by a 6.5% decrease in effective tax rate from 43.0% to 36.5%.  The decrease in effective tax rate was primarily due to favorable prior year provision-to-return adjustments,  including the 2017 impact of tax credits to be claimed in all open years.

Segment results

Power, Industrial and Engineering Segment

Revenue and gross profit for the Power segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$154,178		$101,811
Gross profit	$18,842	12.2%	$10,893	10.7%

	Nine Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$443,191		$367,025
Gross profit	$52,498	11.8%	$36,570	10.0%

Revenue increased by $52.4 million, or 51.4%, for the three months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $27.1 million increase from our joint venture power plant projects in Southern California and a $13.3 million increase from a power plant construction project in the Mid-Atlantic region that began late in the third quarter of 2016. In addition, acquisitions completed subsequent to the third quarter of 2016 contributed $6.8 million to the increase.

Revenue increased by $76.2 million, or 20.8%, during the nine months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $77.1 million increase from our joint venture power plant projects in Southern California, a $28.8 million increase from a power plant construction project in the Mid-Atlantic region that began late in the third quarter of 2016, and a $16.8 million increase from a project at a methane plant in Texas that began in 2017. These increases are partially offset by a $26.0 million reduction from the substantial completion of a large petrochemical plant in Louisiana in the second quarter of 2017 and a $24.8 million decrease due to the completion of two large parking structures in 2016.

Gross profit for the three months ended September 30, 2017, increased by $7.9 million, or 73.0%, compared to the same period in 2016.  The increase is primarily due to a $5.0 million increase from the additional revenue provided by the joint venture projects in Southern California and the power plant project in the Mid-Atlantic and a $1.1 million increase from the acquisitions completed subsequent to the third quarter of 2016. These are partially offset by a $2.7 million decrease from the substantial completion of the petrochemical plant in the second quarter of 2017. Additionally, in the third quarter of 2016, higher costs on a project in Texas resulted in a $4.0 million reduction in gross profit.

Gross profit increased by $15.9 million, or 43.6%, during the nine months ended September 30, 2017, compared to the same period in 2016.  The increase is primarily due to a $11.0 million increase from the additional revenue provided by the joint venture projects in Southern California and the power plant project in the Mid-Atlantic and a $1.1 million increase from acquisitions completed subsequent to the third quarter of 2016. In addition, we had higher costs on a project in Texas during the nine months ended September 30, 2016 that resulted in a $4.5 million write down. These increases are partially offset by a $4.2 million decrease from the substantial completion of the petrochemical plant in the second quarter of 2017.

Gross profit as a percent of revenues increased to 12.2% and 11.8% during the three and nine months ended September 30, 2017, respectively, from 10.7% and 10.0% in the same periods in 2016, primarily as a result of the higher costs on a project in Texas during the three and nine months ended September 30, 2016.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$84,357		$106,042
Gross profit	$12,084	14.3%	$32,402	30.6%

	Nine Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$402,425		$217,182
Gross profit	$79,575	19.8%	$43,870	20.2%

In the third quarter of 2016, we collected a disputed receivable (the “Collection”) related to a major pipeline project completed in 2014, which resulted in recognizing revenue of approximately $27.5 million and gross profit of approximately $26.7 million. The following discussion excludes the impact of the Collection, which was a one-time item.

Revenue increased by $5.8 million, or 7.4%, for the three months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $46.6 million increase from pipeline projects in Texas and Pennsylvania that began in 2017, partially offset by a $42.3 million decrease from the substantial completion of pipeline jobs in Florida and North Carolina during the first half of 2017.

Revenue increased by $212.7 million, or 112.2%, for the nine months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $181.7 million increase from two large pipeline jobs in Florida, which began in the third quarter of 2016, and a $32.0 million increase from a pipeline project in Pennsylvania that began in 2017.

Gross profit for the three months ended September 30, 2017 increased by $6.4 million, or 111.9%, compared to the same period in 2016. The increase is primarily attributable to a $4.2 million increase from pipeline projects in Texas and Pennsylvania that began in 2017, and a $1.2 million increase from the Coastal acquisition that was completed in the second quarter of 2017.

Gross profit for the nine months ended September 30, 2017 increased by $62.4 million compared to the same period in 2016. The increase is primarily attributable to a $50.6 million increase from the two pipeline jobs in in Florida, which experienced good weather conditions resulting in no weather delays and high productivity.

Gross profit as a percent of revenues increased to 14.3% and 19.8% during the three months and nine months ended September 30, 2017, respectively from 7.3% and 9.1% in the same periods in 2016 for the reasons noted above.

Utilities and Distribution Segment

Revenue and gross profit for the Utilities segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$246,524		$186,985
Gross profit	$36,081	14.6%	$33,925	18.1%

	Nine Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$576,446		$447,858
Gross profit	$76,701	13.3%	$68,651	15.3%

Revenue increased by $59.5 million, or 31.8%, for the three months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $32.0 million increase in work for two major utility customers in California and a $12.9 million increase for two major utility customers in the Midwest. In addition, revenue increased by $7.2 million from a collaboration Master Service Agreement (“MSA”) arrangement for a major utility customer in California, and the acquisition of FGC in the second quarter of 2017 increased revenue by $6.1 million.

Revenue for the nine months ended September 30, 2017 increased by $128.6 million, or 28.7%, compared to the same period in 2016. The increase is primarily due to a $50.3 million increase in work for two major utility customers in California and a $23.5 million increase for two major utility customers in the Midwest. In addition, revenue increased by $36.2 million from a collaboration MSA arrangement for a major utility customer in California, and the acquisition of FGC in the second quarter of 2017 increased revenue by $8.3 million.

Gross profit for the three months ended September 30, 2017 increased by $2.2 million, or 6.4%, compared to the same period in 2016. The increase is primarily due to the acquisition of FGC in the second quarter of 2017 and the growth in revenue, partially offset by lower gross margins on the collaboration MSA work.

Gross profit for the nine months ended September 30, 2017 increased $8.1 million, or 11.7%, compared to the same period in 2016 primarily due to the acquisition of FGC in the second quarter of 2017 and the growth in revenue, partially offset by lower gross margin on the collaboration MSA work.

Gross profit as a percent of revenues decreased to 14.6% and 13.3% during the three and nine months ended September 30, 2017, respectively, from 18.1% and 15.3% in the same periods in 2016. The decrease is driven primarily by lower margins on the collaboration MSA work.

Civil Segment

Revenue and gross profit for the Civil segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$123,252		$112,990
Gross profit	$3,414	2.8%	$(27,091)	(24.0%)

	Nine Months Ended September 30,
	2017		2016
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$378,916		$363,020
Gross profit	$1,183	0.3%	$(16,400)	(4.5%)

In the third quarter of 2016, the Company recorded a $37.3 million write-down related to the Belton area projects. The following discussion excludes the impact of the write-down.

Revenue increased by $10.3 million, or 9.1%, for the three months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to a $14.7 million increase in Texas DOT projects and a $6.6 million increase from a methanol plant project in Louisiana that began in 2017. These increases are partially offset by a $6.7 million decrease from three projects that were substantially completed prior to the third quarter of 2017.

Revenue increased by $15.9 million, or 4.4%, for the nine months ended September 30, 2017, compared to the same period in 2016.  The increase is primarily due to a $34.8 million increase in Texas DOT projects, a $31.3 million increase from a methanol plant project in Louisiana that began in 2017, and a $12.8 million increase in Arkansas DOT projects. These increases are partially offset by a $27.7 million decrease from four projects that were substantially completed prior to the third quarter of 2017, a $16.7 million decrease in Louisiana DOTD projects, and a $9.5 million decrease in Florida mine work.

Gross profit decreased by $6.8 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to a $5.2 million decrease as a result of increased costs on Arkansas DOT, Louisiana DOTD, and other Texas DOT projects, partially offset by a $2.3 million increase from the methanol plant project in Louisiana that began in 2017.

Gross profit decreased by $19.7 million for the nine months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to a $25.9 million decrease as a result of higher costs on Arkansas DOT, Louisiana DOTD, and other Texas DOT projects and a $6.2 million decrease from the substantial completion of a large petrochemical plant in Louisiana in the second quarter of 2017. The decrease was partially offset by a $14.9 million increase from lower write downs on the Belton area projects, which experienced higher costs in the first nine months of 2016.

Gross profit as a percent of revenue decreased to 2.8% and 0.3% during the three and nine months months ended September 30, 2017, respectively, from 9.0% and 5.8% in the same periods in 2016 for the reasons noted above.

Revenue at the Belton area projects was $34.4 million and $114.1 million for the three and nine months ended September 30, 2017, respectivily, representing 27.9% and 30.1% of total Civil revenue. Revenue for which no margin was recognized was $37.5 million and $98.1 million, respectively, for the three and nine months ended September 30, 2017, of which $21.1 million and $62.8 million was from the Belton area projects. The Belton area jobs in a loss position contributed $2.5 million gross profit, and the remaining Belton area job contributed ($0.2) million gross profit during the nine-month period ended September 30, 2017. At September 30, 2017, the accrued loss provision for the Belton area projects was $6.6 million and estimated remaining revenue for the four jobs in a loss position was $63.7 million.

Completion of the jobs is scheduled for the latter half of 2018. At September 30, 2017, estimated revenue for the remaining Belton area job was $101.7 million, with completion of the job scheduled for 2019.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2016 and September 30, 2017 and the changes in Fixed Backlog for the nine months ended September 30, 2017 (in millions) are as follows:

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for Nine Months
	December 31,	Additions to	Recognized from	at September 30,	Non-Fixed Backlog	ended September 30,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	Projects	2017
Power	$469.6	$352.3	$403.4	$418.5	$39.8	$443.2
Pipeline	1,019.4	169.3	381.0	807.7	21.4	402.4
Utilities	31.5	187.8	153.5	65.8	423.0	576.5
Civil	605.9	449.4	371.9	683.4	7.0	378.9
Total	$2,126.4	$1,158.8	$1,309.8	$1,975.4	$491.2	$1,801.0

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt, to outside third parties or sales of water services by BW Primoris.

At September 30, 2017, our total Fixed Backlog was $1.98 billion, representing a decrease of $151.0 million, or 3.3%, compared to $2.13 billion as of December 31, 2016.

MSA Backlog

The following table outlines historical MSA revenues for the past seven quarters ($ in millions):

	Quarterly MSA Revenues
	2016	2017
First Quarter	105.2	105.5
Second Quarter	142.2	181.0
Third Quarter	160.2	197.9
Fourth Quarter	168.6

MSA Backlog includes anticipated MSA revenues for the next twelve months. We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2017 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2017
Power	$40.6
Pipeline	42.8
Utilities	557.2
Civil	—
Total	$640.6

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Power	$533.6	$511.9	$577.4	$491.3	$459.1
Pipeline	1,030.3	1,052.6	917.1	927.5	850.5
Utilities	519.0	606.5	672.3	664.1	623.0
Civil	612.1	626.9	631.7	667.5	683.4
Total	$2,695.0	$2,797.9	$2,798.5	$2,750.4	$2,616.0

We expect that during the next four quarters, we will recognize as revenue approximately 71% of the total backlog at September 30, 2017, comprised of backlog of approximately: 78% of the Power segment; 55% of the Pipeline segment; 100% of the Utilities segment; and 61% of the Civil segment.

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

Our cash and cash equivalents totaled $143.2 million at September 30, 2017 compared to $135.8 million at December 31, 2016. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures and our ability to grow for at least the next twelve months. In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $67.0 million and $7.0 million as of September 30, 2017 and December 31, 2016, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the nine months ended September 30, 2017, capital expenditures were approximately $57.3 million.  In addition, the companies acquired during the period added $12.4 million to property, plant and equipment, and we assumed $4.2 million of mortgage debt during the period.  For the first nine months of 2017, total construction equipment purchases were $38.2 million, while the amount of depreciation, amortization and equipment sales proceeds were approximately $56.3 million.  Capital expenditures for the remaining three months of 2017 are expected to total between $5.0 million and $10.0 million.

Cash Flows

Cash flows during the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine months ended
	September 30,
	2017	2016
	(Thousands)	(Thousands)
Change in cash:
Net cash provided by operating activities	$161,432	$50,617
Net cash used in investing activities	(129,762)	(48,482)
Net cash used in financing activities	(24,258)	(14,590)
Net change in cash and cash equivalents	$7,412	$(12,455)

Operating Activities

The source of our cash flows from operating activities for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended
	September 30,
	2017	2016	Change
	(Thousands)
Operating Activities:
Operating income	$81,567	$28,825	$52,742
Depreciation and amortization	49,248	51,445	(2,197)
Stock-based compensation expense	911	1,169	(258)
Unrealized gain on short-term investments	(5,980)	—	(5,980)
Gain on sale of property and equipment	(3,880)	(3,361)	(519)
Goodwill and intangible asset impairment	477	2,716	(2,239)
Changes in assets and liabilities	67,614	(14,311)	81,925
Net other income (expense) and tax provision	(28,525)	(15,866)	(12,659)
Net cash provided by operating activities	$161,432	$50,617	$110,815

The net change in assets and liabilities during the nine months ended September 30, 2017 resulted in cash provided by the net change of $67.6 million, compared to a net use of cash of $14.3 million in the nine months ended September 30, 2016, an improvement in cash flows of $81.9 million. The primary reason for the improvement of $81.9 million was an increase of $87.7 million in billings in excess of costs and estimated earnings and an improvement of $14.8 million in accounts receivable for the current year, partially offset by a decrease in accounts payable of $27.8 million.

For the nine months ended September 30, 2017, the $67.6 million of cash provided by the changes in assets and liabilities are outlined as follows:

•

Accounts receivable decreased by $41.9 million from December 31, 2016, reflecting successful collection efforts during the first nine months of 2017. For non-disputed receivables (excluding retainage), our days sales outstanding declined from 47 days at December 31, 2016 to 38 days at September 30, 2017.  In addition to maintaining an excellent collection history, we have certain lien rights that can provide additional security for collections. At September 30, 2017, accounts receivable represented 28.3% of our total assets compared to 33.1% at the end of 2016;

•	Billings in excess of costs and estimated earnings increased by $46.1 million compared to December 31, 2016, primarily due to a $39.5 million increase from our Carlsbad joint venture project;

•	Uninstalled inventory decreased by $9.6 million during the first nine months of 2017;

•	Prepaid expenses and other current assets decreased by $7.3 million compared to December 31, 2016;

•

Costs and estimated earnings in excess of billings (“CIE”) increased by $38.5 million compared to December 31, 2016. CIE results primarily from either time lags between revenue recognition and contractual billing terms or the billing lag at the end of each month; and

•	Accounts payable decreased by $17.8 million and accrued expenses and other current liabilities increased by $17.8 million during the first nine months of 2017.

Investing activities

During the nine months ended September 30, 2017, we purchased property and equipment for $57.3 million in cash (which is net of assumed mortgage notes of $4.2 million) compared to $52.1 million during the same period in the prior year.  We believe that ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In the past, ownership has resulted in lower overall equipment costs.

We paid $13.6 million during the nine months ended September 30, 2017 for a short-term investment in marketable equity securities. We did not have any purchases of investments during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal.

Financing activities

Financing activities used cash of $24.3 million for the nine months ended September 30, 2017, which was the net of several transactions, including:

•	$30.0 million in proceeds from the issuance of debt secured by our equipment;

•	$41.3 million in repayment of long-term debt and capital leases;

•	Dividend payments of $8.5 million to our stockholders;

•	Repurchase of $5.0 million of common stock; and

•	$1.1 million in proceeds from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities used cash of $14.6 million for the nine months ended September 30, 2016, which was the net of several transactions, including:

•	$30.0 million in proceeds from the issuance of debt secured by our equipment;

•	$37.5 million in repayment of long-term debt and capital leases;

•	Dividend payments of $8.5 million to our stockholders;

•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Credit Agreements

For a description of our credit agreements, see Note 10 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2017 Report.

Related party transactions

For a discussion of related party transactions, please see Note 12 — “Related Party Transactions” in Item 1, Financial Statements of this Third Quarter 2017 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 16 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2017 Report.

Contractual Obligations

As of September 30, 2017, we had $255.1 million of outstanding long-term debt and capital lease obligations, and there were no short-term borrowings.

A summary of contractual obligations as of September 30, 2017 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$255.1	$62.9	$106.6	$52.2	$33.4
Interest on long-term debt (1)	24.3	6.8	9.2	4.4	3.9
Pension plan withdrawal liability	4.9	1.1	2.2	1.6	—
Equipment operating leases	30.9	11.5	15.5	3.9	—
Contingent consideration obligations	1.3	1.3	—	—	—
Real property leases	11.4	4.2	5.5	1.6	0.1
Real property leases—related parties	1.9	0.5	0.8	0.6	—
	$329.8	$88.3	$139.8	$64.3	$37.4
Letters of credit	$19.8	$19.8	$—	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

We may also be required to make additional contributions to multi-employer pension plans if they become underfunded, and these contributions would be determined based on our union payroll. The Pension Protection Act of 2006 added special funding and operational rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical” status.  Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers.  The amount of additional funds that we may be obligated to contribute cannot be reasonably estimated and is not included in the table above.

In November 2011, members of the Pipe Line Contractors Association “PLCA”, including ARB, Rockford and Q3C (prior to the Company’s acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, the Company received a final payment schedule for its withdrawal liability.  Based on this schedule, the liability recorded at September 30, 2017 was $4.9 million.  The Company has no plans to withdraw from any other agreements.

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

•

At September 30, 2017, we had letters of credit outstanding of $19.8 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2017 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties. At September 30, 2017, equipment operating lease commitments were $30.9 million, and facility rental commitments were $13.3 million.  Accounting treatment of operating leases will change in accordance with ASU 2016-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2017, we had $2.03 billion in outstanding bonds.  As of the date of this Third Quarter 2017 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

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

For the project, a cost reimbursable contract, the Company recorded a receivable of $32.9 million with a reserve of approximately $17.8 million included in “billings in excess of costs and estimated earnings”. At this time, the Company cannot predict the amount that it will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. The Company has initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed.  A trial date has been tentatively set for the first quarter of 2018.

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

At September 30, 2017, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2017 and December 31, 2016, due to the generally short maturities of these items.

At September 30, 2017, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2017, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The information required for this item is provided in Note 17 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

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

Item 5.  Other Information.

Amended and Restated Credit Agreement

On September 29, 2017, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased its borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The termination date of the Credit Agreement is September 29, 2022.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on the Company’s senior debt to EBITDA ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent). Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

The Credit Agreement includes various restrictive and financial covenants including, among others, senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement include restrictions on investments, change of control provisions and provisions in the event the Company disposes more than 20% of its total assets.

The Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the description of the agreement is qualified in its entirety by reference to the full and complete terms of the agreement.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Amended and Restated Credit Agreement, dated September 29, 2017, by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (*)

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

PRIMORIS SERVICES CORPORATION

Date: November 6, 2017	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)