Form 10-K
period 2017-12-31
Primoris Services Corp
filed 2018-02-26
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.02 billion based upon the closing price of such common equity as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter). On February 26, 2018, there were 51,531,339 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

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

Historically, we have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length from several weeks to as long as 60 months, or longer for completion of larger projects. Although we have not been dependent upon any one customer, in any year a small number of customers tend to constitute a substantial portion of our total revenues.

Our common stock trades on the NASDAQ Select Global Market under the symbol “PRIM”.  Founded as ARB, Inc. (“ARB”) in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell company).

Our service capabilities and geographic footprint have expanded primarily through the following four significant acquisitions over the last nine years.

In 2009, we acquired James Construction Group, LLC, a privately-held Florida limited liability company (“JCG”).  Headquartered in Baton Rouge, Louisiana, JCG is one of the largest general contractors based in the Gulf Coast states and is engaged in highway, industrial and environmental construction, primarily in Louisiana, Texas, Arkansas, Mississippi and Florida.  JCG and its predecessor company have been in business for over 80 years.

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

In addition to these primary acquisitions, we have entered into agreements to purchase smaller businesses or business assets to start a business as we continue to seek opportunities to expand our skill sets or operating locations.  These include The Saxon Group (“Saxon”) and The Silva Group (“Silva”) (merged with JCG), which we acquired in 2012.  During 2014 we acquired Vadnais Trenchless Services, Inc. (“Vadnais”) and made three small acquisitions consisting of the purchase of the net assets of Surber Roustabout, LLC (“Surber”), Ram-Fab, LLC (“Ram-Fab”) and Williams Testing, LLC (“Williams”).  In February 2015, we acquired the net assets of Aevenia, Inc.  In 2016, we further enhanced our market reach with the purchase of the net assets of Mueller Concrete Construction Company (“Mueller”) and Northern Energy & Power (“Northern”).  During 2017, we acquired Florida Gas Contractors (“FGC”), Coastal Field

Services (“Coastal”), and a small acquisition of certain engineering assets. We continue to evaluate potential acquisition candidates, especially those with strong management teams with good reputations.

Reportable Segments

Through the end of the year 2016, we segregated our business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, and the Civil segment. Segment information for prior periods has been restated to conform to the new segment presentation.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the new end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

The classification of revenues and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made.

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and specializes in a range of services that include full Engineering, Procurment, and Construction (“EPC”) project delivery, turnkey construction, retrofits, upgrades, repairs, outages, and maintenance for entities in the petroleum, petrochemical, water, and other industries.

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

•

Maintain a conservative capital structure and strong balance sheet. We have maintained a capital structure that provides access to debt financing as needed while relying on tangible net worth to provide the primary support for our operations.  We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities.  We maintain a revolving credit facility to provide letter of credit capability; however, we have not had any outstanding bank borrowing against this facility while we have been a public company.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through JCG, we expanded our customer base to include a significant presence in the Gulf Coast region of the United States; with Q3C, we expanded into the upper Midwest United States; and with Rockford, we operate throughout the United States.  Over time, the various acquisitions have also changed the composition of our customer base with significant increases in state agency projects. We enter into a large number of contracts each year and the projects can vary in length from several weeks to as long as 60 months, or longer for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Our customers have included the Texas Department of Transportation and Louisiana Department of Transportation and Development in the Southern United States as well as many of the leading energy and utility companies in the United States, including, among others, Enterprise Liquids Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Sempra Energy, Williams, NRG, Chevron, Calpine, Kinder Morgan, Dominion, and Sasol.

The following customers accounted for more than 5% of our revenues in the periods indicated:

Description of customer’s business	2017	2016	2015
State DOT	9.3%	9.7%	9.5%
Public gas and electric utility	8.9%	9.2%	6.2%
Private gas and electric utility	8.0%	10.1%	9.0%
Chemical/Energy producer	6.8%	10.4%	9.0%
Pipeline operator	5.4%	*	*
Pipeline operator	*	6.2%	*
Pipeline operator	*	*	8.6%
Gas utility	*	*	6.6%
Totals	38.4%	45.6%	48.9%

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

For the years ended December 31, 2017, 2016 and 2015, 56.4%, 60.4% and 59.4%, respectively, of total revenues were generated from our top ten customers in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Ongoing Projects

The following is a summary of significant ongoing construction projects demonstrating our capabilities in different markets at December 31, 2017:

					Remaining
			Approximate	Estimated	Backlog at
			Contract	Completion	December 31,
Segment	Project	Location	Amount	Date	2017
			(Millions)		(Millions)
Pipeline	177 Mile Natural Gas Pipeline	Atlantic Coast	$678	12/2019	$677
Civil	I-10 Highway	Breaux Bridge, LA	$126	11/2019	$108
Power	500 MW Natural Gas Simple Cycle Power Plant	Carlsbad, CA	$299	10/2018	$101
Civil	IH 35 Highway	Temple, TX	$281	03/2019	$88
Pipeline	Dual force main & generator replacement	Marina Del Rey, CA	$87	07/2018	$62
Utilities	230KV Transmission Line	San Diego, CA	$74	06/2018	$15

Competition

We face substantial competition on large construction projects from both regional and national contractors. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the types of projects and services offered.

We compete with different companies in different end markets.  For example, large competitors in our underground markets include Quanta Services, Inc. and MasTec, Inc.; competitors in our industrial markets include Kiewit Corporation; and competitors in our highway services markets include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company. In each market we may also compete with local, private companies.

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

Geographic Areas — Financial Information

The majority of our revenues are derived from customers and projects geographically located in the United States with approximately 1% generated from sources outside the United States.  Assets located outside the United States also represent approximately 1% of our total assets.  Our revenue from operations in Canada is primarily derived from our Power segment’s office in Calgary, Canada, but relates to specific projects in other countries, including in the Far East and Australia.

Risks Attendant to Foreign Operations

In 2017, approximately 1% of our revenue was attributable to external customers in foreign countries. The current expectation is that a similar portion of revenue will continue to come from international projects for the foreseeable future.  Though a small portion of our revenues, international operations are subject to foreign economic and political uncertainties and risks as disclosed more fully in Item 1A “Risk Factors” of this Annual Report.  Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost reimbursable plus fixed fee.  A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price contracts. Under a fixed-price contract, we undertake to provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. Under a unit-price contract, we are committed to providing materials or services required by a project at fixed unit prices.  While the unit-price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Significant materials required under a fixed-price or unit-price contract, such as pipe, turbines, boilers and vessels, are usually supplied by the customer.

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

Most contracts provide for termination of the contract for the convenience of the owner. In addition, many contracts are subject to certain completion schedule requirements with damages or liquidated damages in the event schedules are not met. To date, these provisions have not materially adversely affected us.

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, we are potentially subject to increased costs and reputational risk associated with the failure of one or more subcontractors to perform as anticipated. While we subcontract specialized activities such as blasting, hazardous waste removal and selected electrical work, we perform most of the work on our projects with our own resources, including labor and equipment.

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance covering our construction equipment, and workers’ compensation insurance in amounts consistent with industry practices. In certain states, we self-insure our workers’ compensation claims in an amount of up to $250,000 per occurrence, and we maintain insurance covering larger claims. In addition, we maintain umbrella coverage policies.  We believe that our insurance programs are adequate.

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

In connection with our business, we generally are required to provide various types of surety bonds guaranteeing our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, backlog, past performance, management expertise and other factors and the surety company’s current underwriting standards.  To date, we have obtained the level of surety bonds necessary to support our business.

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

Environmental Matters and Climate Change Impacts

We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We have a substantial investment in construction equipment that utilizes diesel fuel. Any changes in laws requiring us to use equipment that runs on alternative fuels could require a significant investment, which could adversely impact our financial performance.

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

Employees

We believe that our employees are the most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for approximately 5,800 hourly employees helps us to instill in our employees loyalty to and understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2017, we employed 1,345 salaried employees and 5,757 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction work in progress.

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

Our business is subject to seasonal and annual fluctuations.  Some of the quarterly variation is the result of weather, particularly rain, ice and snow, which create difficult operating conditions.  Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter.  Some of the annual variation is the result of large construction projects which fluctuate based on general economic conditions and customer needs.  Annual and quarterly results may also be adversely affected by:

•	Changes in our mix of customers, projects, contracts and business;
•	Regional or national and/or general economic conditions and demand for our services;
•	Variations and changes in the margins of projects performed during any particular quarter;
•	Increases in the costs to perform services caused by changing weather conditions;
•	The termination or expiration of existing agreements or contracts;
•	The budgetary spending patterns of customers;
•	Increases in construction costs that we may be unable to pass through to our customers;
•	Cost or schedule overruns on fixed-price contracts;
•	Availability of qualified labor for specific projects;
•	Changes in bonding requirements and bonding availability for existing and new agreements;
•	The need and availability of letters of credit;
•	Costs we incur to support growth, whether organic or through acquisitions;
•	The timing and volume of work under contract; and
•	Losses experienced in our operations.

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

Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. For example, much of the work that we perform in the highway markets involves funding by federal, state and local governments.  This funding is subject to fluctuation based on the budgets and operating priorities of the various government agencies.

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

Conversely, government regulations may increase the demand for our pipeline services.  The anticipation by utilities that coal-fueled power plants may become uneconomical to operate because of potential environmental regulations or low natural gas prices has increased demand for gas pipeline construction for utility customers.

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

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both regional and national, and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins.  We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

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

Substantial portions of our revenues are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2017, 2016 and 2015 was approximately 52%, 45%, and 47%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if the customer encounters financial difficulties. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have significant effects on our revenues, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is highly concentrated, with our top ten customers accounting for approximately 56% of our revenue in 2017, 60% of our revenue in 2016 and 59% of our revenue in 2015. However, the customers included in our top ten customer list generally vary from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller Master Services Agreements (“MSA”) contracts.  For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenues generated from work for that customer may fluctuate significantly.

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

During 2017, 2016 and 2015, revenue attributable to our services outside of the United States was 0.3%, 0.6% and 0.9% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiary, OnQuest Canada, ULC, construction activities have occurred in several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

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

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our estimated revenue on uncompleted contracts, less the revenue we have recognized under such contracts, plus the amount of revenue on contracts on which work has not begun, plus an estimated level of MSA revenues for the next four quarters.  Backlog is not a comprehensive indicator of future revenues.  Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time.  While backlog includes estimated MSA revenues, customers are not contractually obligated to purchase an amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

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

We currently generate, and expect to continue to generate, a portion of our revenue and profits under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2017, 2016 and 2015 was 40%, 35% and 39%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2017, 2016 and 2015 was 46%, 45%, and 43%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profits for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

We use suppliers to provide the materials and some equipment used for projects.  However, significant materials and equipment are usually supplied by the customer.  If a supplier fails to provide supplies and equipment at a price we estimated, fails to provide supplies and equipment that are not of acceptable quantity or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project.  The additional cost or project delays could negatively impact project profitability.

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

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay us, or such customers delay paying us for the related work or materials, we could experience a material adverse effect on our business. In addition, if customers fail to pay us for work we perform, we could experience a material adverse effect on our business.

Our inability to recover on claims against project owners or subcontractors for payment or performance could negatively affect our business.

We occasionally present claims or change orders to our clients and subcontractors for additional costs exceeding a contract price or for costs not included in the original contract price.  Change orders are modifications of an original contract that effectively change certain provisions of the contract.  They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work.  Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for customer-caused changes in contract specifications or design, other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers, or non-customer-caused changes, such as weather delays.  These costs may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows, and an overall ability to recover change orders and claims could have a negative impact on our financial condition, results of operations and cash flows.

For some projects we may guarantee a timely completion or provide a performance guarantee which could result in additional costs, such as liquidated damages, to cover our obligations.

In our fixed-price and unit-price contracts we may provide a project completion date, and in some of our projects we commit that the project will achieve specific performance standards.  If we do not complete the project as scheduled, or if the project does not meet the contracted performance standards, we may be held responsible for the impact to the client resulting from the delay or the inability to meet the standards.  Generally, the impact to the client is in the form of liquidated damages specified in the contract.

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

For many of our clients surety bonds provide an adequate form of security, but for some clients additional security in the form of a letter of credit may be required.  While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit.  Any such amount would be issued at the sole discretion of our lenders.  Failure to provide a letter of credit when required by a client may result in our inability to compete for or win a project.

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

As of December 31, 2017, approximately 52% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 97 collective bargaining agreements to which we are a party, 75 expire during 2018 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute.  For each plan, our liability is the total unfunded vested benefits of the plan multiplied by a fraction:  the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers for the past ten years.  For some pension plans to which we contribute, the total unfunded vested benefits are in the billions of dollars.  If we cannot reduce the liability through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our business.

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

As part of our growth strategy, we intend to acquire companies that expand, complement or diversify our business.  Acquisitions may expose us to operational challenges and risks, including, among others:

•	The diversion of management’s attention from the day-to-day operations of the combined company;
•	Managing a significantly larger company than before completion of an acquisition;
•	The assimilation of new employees and the integration of business cultures;
•	Training and facilitating our internal control processes within the acquired organization;
•	Retaining key personnel;
•	The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	Challenges in keeping existing customers and obtaining new customers;
•	Challenges in combining service offerings and sales and marketing activities;
•	The assumption of unknown liabilities of the acquired business for which there are inadequate reserves;
•	The potential impairment of acquired goodwill and intangible assets; and
•	The inability to enforce covenants not to compete.

If we cannot effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process of any acquisition, our business could suffer.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.

A significant portion of our contracts is built with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include our assumptions of market equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

We rely on computer, information and communication technology and related systems to operate our business.  As we continue to grow our business, we need to add software and hardware and effectively upgrade our systems and network infrastructure in order to improve the efficiency and protection of our systems and information.  While we do not maintain customer information in our computer systems, our computer and communications systems, and consequently our operations, could be damaged or interrupted by natural disasters, loss of power, telecommunications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists.  Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.  While we have implemented network security and internal control measures, there can be no assurance that a system or network failure or data security breach would not adversely affect our business.

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

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenues, costs and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. Actual results for estimates could differ materially from the estimates and assumptions that we used.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported revenue and profits.

For fixed-price and unit-price contracts, we recognize revenue using the percentage-of-completion method of accounting, using the cost-to-cost method, where revenues are estimated based on the percentage of costs incurred to date to total estimated costs. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The earnings or losses recognized on individual contracts are based on estimates of total contract revenues, total expected costs and costs incurred to date. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based upon ongoing reviews of contract profitability.

Penalties or potential charges are recorded when known or finalized. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business.

Our reported results of operations and financial condition could be adversely affected as a result of changes in accounting standards.

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standards Updates (“ASU”) that revise the treatment for various accounting topics. See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of ASUs not yet adopted.  These changes and other future changes could result in changes in the way we report our financial results.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and intangible assets of the business we acquire. At December 31, 2017, our balance sheet included goodwill of $153.4 million and intangible assets of $44.8 million resulting from previous acquisitions.   Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions. The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code and requires complex computations not previously provided in U.S. tax law.  Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allows companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” similar to that used when accounting for business combinations.

New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed, and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2017, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission:  Internal control—Integrated Framework (2013).

We have successfully completed the implementation of an integrated financial system in the majority of our operations.  With the completion of the conversion from the previous system, virtually all of our operations use the same information platform, allowing us to establish more consistent financial and operational controls.  While we plan to convert the remaining operations to the same platform in 2018, there can be no assurance that the conversion will be completed on schedule, which would mean continued use of manual processes and controls, which tend to increase the risk of control deficiencies.

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

Starting in the fourth quarter of 2014, our management, outside counsel and Audit Committee of the Board of Directors have been reviewing and analyzing various issues relating to the methods used by our subsidiaries to recognize revenue and estimate contingencies for construction projects in progress.  We have implemented a number of changes in the documentation of contingencies and the control processes surrounding the recognition of revenue.  We will continue to focus on making additional improvements that will enhance our controls and documentation.

We have been cooperating with an inquiry by the staff of the Securities and Exchange Commission, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, we are unable to predict when the staff’s inquiry will conclude or the outcome.  Depending on the outcome of the inquiry, a government entity or other third party could bring an action and seek injunctions, fines, civil and criminal penalties, or other remedies, or assert other claims or litigation against us with respect to any issues that might arise in connection with the inquiry.  Findings from the inquiry could result in a loss of investor confidence and decrease in the market value of our common stock, the reduced ability to obtain financing and the loss of customers.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders.  Our Articles of Incorporation permit us to issue up to 90.0 million shares of common stock of which approximately 51.4 million were outstanding at December 31, 2017.  While NASDAQ rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

As of December 31, 2017 our Chairman of the Board beneficially owned approximately 17% of the outstanding shares of our common stock. He may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Facilities

Our executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. We have regional offices located in Baton Rouge, Louisiana; Lake Forest, Pittsburg, Hayward, Bakersfield, San Dimas and San Diego, California; Houston, Belton, Deer Park, and

Beaumont, Texas; Sarasota, Fort Myers and Fort Lauderdale, Florida; Little Canada, Minnesota; Hillsboro, Oregon; Denver, Colorado; and Calgary, Canada.

We lease most of the facilities and production yards used in our operations. The leases are generally for 10 to 12-year terms, expiring through 2024.  The aggregate lease payments made for our facilities in 2017 were approximately $6.1 million. We believe that our facilities are adequate to meet our current and foreseeable requirements for the next several years.

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest of SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2017, capital expenditures were approximately $79.8 million.  In addition, the companies acquired during the period added $12.4 million to property, plant and equipment. Total construction equipment purchases in 2017 were $43.7 million We estimate that as of December 31, 2017, our capital equipment includes the following:

•	Heavy construction and specialized equipment—5,160 units; and
•	Transportation equipment—4,386 units.

We believe the ownership of equipment is generally preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower overall equipment costs. We attempt to obtain projects that will keep our equipment fully utilized in order to increase profit. All equipment is subject to scheduled maintenance to ensure reliability. Maintenance facilities exist at most of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible.

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings

For information regarding legal proceedings, see Note 13 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 6, 2008, our common stock began trading on the NASDAQ Global Market under the symbol “PRIM”. We had outstanding 51,448,753 shares of common stock and 365 stockholders of record as of December 31, 2017. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2017 and 2016.

	Market price per
	Share
	High	Low
Year Ended December 31, 2017
First quarter	$29.19	$21.98
Second quarter	$25.74	$21.83
Third quarter	$30.00	$23.73
Fourth quarter	$29.82	$25.45

Year Ended December 31, 2016
First quarter	$25.25	$18.10
Second quarter	$24.86	$17.60
Third quarter	$21.07	$16.13
Fourth quarter	$24.53	$18.71

Dividends

The following table shows cash dividends to our common stockholders declared by us during the two years ended December 31, 2017:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060

On February 21, 2018, the Board of Directors declared a $0.06 per common share dividend with a record date of March 30, 2018 and a payable date of on or about April 13, 2018. The payment of future dividends is contingent upon our revenues and earnings, capital requirements and general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

Equity Compensation Plan Information

In May 2013, our shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“2013 Equity Plan”). As part of the compensation of the non-employee members of the Board of Directors, we issued 11,784 shares of common stock in February 2017 and 11,448 shares in August 2017.  In

February 2017 our management employees purchased 65,429 shares of stock as part of a management incentive compensation program.  The issuance of the employee shares and the director shares was under the terms of the 2013 Equity Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2017.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	262,162	—	1,853,494
Equity compensation plans not approved by security holders	—	—	—
Total	262,162	—	1,853,494

These securities represent shares of common stock available for issuance under our 2013 Equity Plan.  The 2013 Equity Plan is discussed in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Repurchases of Securities

In February 2017, our Board of Directors authorized a $5.0 million share repurchase program under which we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the period from March 23, 2017 through March 28, 2017, we purchased and cancelled 216,350 shares of stock for $5.0 million at an average cost of $23.10 per share

In August 2016, our Board of Directors authorized a $5.0 million share repurchase program under which we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions.  During the month of December 2016, we purchased and cancelled 207,800 shares of stock for $5.0 million at an average cost of $24.02 per share.

There were no share repurchases authorized during 2015.

Sales of Unregistered Securities

We did not issue any unregistered shares of our common stock during 2017, 2016 or 2015.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2012, and in each quarter up through December 31, 2017. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Willbros Group, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock as of December 31, 2012.  All dividends were reinvested in additional shares of common stock, although none of the comparable companies paid dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2012 THROUGH DECEMBER 31, 2017

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions except per share data)
Statement of Operations Data:
Revenues	$2,380	$1,997	$1,929	$2,086	$1,944
Cost of revenues	2,102	1,796	1,709	1,850	1,688
Gross profit	278	201	220	236	256
Selling, general and administrative expense	172	140	152	132	131
Impairment of goodwill	—	3	—	—	—
Operating income	106	58	68	104	125
Other income (expense)	(1)	(9)	(7)	(2)	(5)
Income before provision for income taxes	105	49	61	102	120
Income tax provision	(28)	(21)	(24)	(38)	(45)
Net income	$77	$28	$37	$64	$75

Less net income attributable to noncontrolling interests	(5)	(1)	—	(1)	(5)
Net income attributable to Primoris	$72	$27	$37	$63	$70

Dividends per common share	$0.225	$0.220	$0.205	$0.150	$0.135

Earnings per share attributable to Primoris:
Basic	$1.41	$0.52	$0.71	$1.22	$1.35
Diluted	$1.40	$0.51	$0.71	$1.22	$1.35

Weighted average common shares outstanding:
Basic	51	52	52	52	52
Diluted	52	52	52	52	52

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$170	$136	$161	$139	$196
Short term investments	—	—	—	31	19
Accounts receivable, net	358	388	321	337	305
Total assets	1,256	1,171	1,132	1,111	1,051
Total current liabilities	481	450	416	419	430
Long-term debt/capital leases, net of current portion	194	203	220	205	193
Stockholders’ equity	562	499	483	454	398

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

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from several weeks to as long as 60 months, or longer for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenues.

Through the end of the year 2016, we segregated our business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Power, Industrial, and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, and the Civil segment.  See Note 14 – “Reportable Segments” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a brief description of the reportable segments and their operations.

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

The following table lists our primary business units and their reportable segment:

Business Unit	Reportable Segment	Prior Reportable Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris AV)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services ("PDS"); created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
Primoris Build Own Operate	Civil	East

We own a 50% interest in two separate joint ventures, both formed in 2015. The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  Both projects are expected to be completed in 2018.

We owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the Power segment.  We determined that in accordance with FASB Topic 810, we were the primary beneficiary of a variable interest entity and have consolidated the results of Blythe in our financial statements. The project has been completed, the project warranty expired in May 2015, and dissolution of the joint venture was completed in the third quarter of 2015.

Financial information for the joint ventures is presented in Note 12— “Noncontrolling Interests” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We continue to be acquisitive, and the following outlines the various acquisitions made over the past three years. See Note 4— “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K

On February 28, 2015, we acquired the net assets of Aevenia, Inc. for $22.3 million. Aevenia operations are included in the Utilities segment.

On January 29, 2016, we acquired the net assets of Mueller Concrete Construction Company ("Mueller") for $4.1 million, and on November 18, 2016, we acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million. On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc. (“Pipe Jacking”), consisting of specialty directional drilling and tunneling equipment for $13.4 million. We determined this purchase did not meet the definition of a business as defined under ASC 805.  Mueller operations are included in the Utilities segment, Northern operations are included in the Power segment, and Pipe Jacking operations are included in the Pipeline segment.

On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million. FGC operations are included in the Utilities segment, the engineering assets are included in the Power segment, and Coastal operations are included in the Pipeline segment.

In August 2017, we announced we are investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the estimated cost of Engineering, Procurement, and Construction (“EPC”) work on the projects, which is projected to be completed in 2018. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide us with investment tax credits valued at over $5.0 million. As of December 31, 2017, our investment for the solar projects was approximately $9.9 million. The $9.9 million investment is our construction in progress on the solar projects and is included in Property and equipment, net on the Consolidated Balance Sheets.

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  While we have seen signs of a recovery in the price of oil, the significant volatility in the price of oil, gas and liquid natural gas that occurred in the past few years has created uncertainty with respect to demand for our oil and gas pipeline services both in the near-term and for future projects.  We believe that our upstream operations, such as the construction of gathering lines within the oil shale formations, will remain at lower levels for an extended period. While there was some stability in the price of oil in 2017, that stability has not resulted in a significant change in the contracting activities of our customers. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services, but the impact of the low oil prices may delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services such as the need for storage of renewable generated electricity.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenues and profitability in all of our businesses since gas and other utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, we usually experience higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters.

We are also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter.  Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Revenue recognition—We generate revenue under a range of contracting options, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price, using the percentage-of-completion method. For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily based on contractual terms. Generally, time and material and cost reimbursable contract revenues are recognized on an input basis, based on labor hours incurred and on purchases made.

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

To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts as changes in accounting estimates in the period in which the revisions are identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “accrued loss provision” which is included in the accrued expenses and other current liabilities amount on the balance sheet. For contract revenue recognized under the percentage-of-completion method, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods. The provision for estimated losses on uncompleted contracts was $10.1 million and $12.8 million at December 31, 2017 and 2016, respectively.

We consider unapproved change orders to be contract variations for which customers have not agreed to both scope and price.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. We will recognize a change in contract value if we believe it is probable that the contract price will be adjusted and can be reliably estimated.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

We consider claims to be amounts we seek, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays.  Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.  Claims are included in revenue to the extent we have a reasonable legal basis, the related costs have been incurred, realization is probable, and amounts can be reliably estimated.  Revenue in excess of contract costs from claims is recognized after an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At December 31, 2017, we had unapproved change orders and claims included in the expected contract value that totaled approximately $67.8 million. These claims were in the process of being negotiated in the normal course of business. Approximately $56.7 million of unapproved change orders and claims had been recognized as revenue on a cumulative percentage-of-completion basis through December 31, 2017.

In all forms of contracts, we estimate the collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as revenues, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work. In these situations, we may choose to defer recognition of a portion of the revenue until the client pays for the services.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheets represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone; (b) incurred costs to be billed under cost reimbursable type contracts, including amounts arising from routine lags in billing; or (c) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably estimated.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

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

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired would include accounts receivable, costs and earnings in excess of billings for projects, inventory and fixed assets (generally consisting of construction equipment) for each acquisition. We determine the fair value of these assets as of the acquisition date.  For current assets and current liabilities of an acquisition, we will evaluate whether the book value is equivalent to fair value due to their short term nature.  We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

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

We account for goodwill, including evaluation of any goodwill impairment under ASC 350 “Intangibles — Goodwill and Other”, performed at the reporting unit level for those units with recorded goodwill as of October 1 of each year, unless there are indications requiring a more frequent impairment test.

Goodwill has arisen from acquisitions and is recorded at our segments as follows at December 31 (in thousands):

Reporting Segment	2017	2016
Power	$24,391	$24,512
Pipeline	51,521	42,252
Utilities	37,312	20,312
Civil	40,150	40,150
Total Goodwill	$153,374	$127,226

Under ASC 350, “Intangibles — Goodwill and Other”, we can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary.  Typically, however, we use the two-step impairment test outlined in ASC 350.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination was determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

During the third quarter of 2016, we made a decision to divest the Texas heavy civil business unit, a division of Primoris Heavy Civil within the Civil segment.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue operating the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.

Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount of Primoris Heavy Civil.  The analysis resulted in a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

In the fourth quarter of 2015, an impairment expense of $0.4 million was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is a part of the Power segment.  There were no other impairments of goodwill for the years ended December 31, 2017, 2016 and 2015.

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

We self-insure worker’s compensation claims up to $0.25 million per claim.  We maintained a self-insurance reserve totaling approximately $18.5 million at December 31, 2017 and approximately $18.8 million at December 31, 2016. Claims administration expenses were charged to current operations as incurred.  Our accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel and third party consultants. The amount is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. Actual payments that may be made in the future could materially differ from such reserves.

Income taxes—We account for income taxes under the asset and liability method as set forth in ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting bases and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of changes in tax rates on net deferred tax assets or liabilities is recognized as an increase or decrease in net income in the period the tax change is enacted.

Deferred tax assets may be reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing income in the period when that determination is made. During 2017, we determined it is more likely than not that a portion of our deferred tax asset for foreign tax credits will not be realized. Accordingly, a valuation allowance of $0.6 million was recorded.

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

Tax Cuts and Jobs Act—On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that affect our 2017 results, including the allowance of bonus depreciation that provides for immediate deduction of qualified property placed in service after September 27, 2017.   The Tax Act also establishes new tax laws that may affect our 2018 and future results, including but not limited to:

•	Reduction of the U.S. federal corporate income tax rate from 35% to 21%;
•	The repeal of the domestic production activities deduction;
•	Further limitations on the deductibility of certain executive compensation;
•	Disallowance of certain entertainment expense deductions;
•	Limitations on the use of foreign tax credits to reduce the U.S. income tax liability;
•	Limitations on interest expense deductibility;
•	Elimination of the corporate alternative minimum tax.

While the Tax Act also contains complex changes to the tax code for companies operating internationally, we are not materially impacted by the international provisions of the Tax Act.

Given the significant impact of the legislation, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allows companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” similar to that used when accounting for business combinations.

As a result of the Tax Act, we remeasured our deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the period ended December 31, 2017. This tax benefit is a provisional estimate that could be revised once we finalize our deductions for tax depreciation and executive compensation accruals. We may also revise our estimate based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.

Long-Lived Assets—Assets held and used by us, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an undiscounted operation cash flow analysis to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, the future carrying value of our long-lived assets may have differing future fair values.

Multiemployer plans —  Various subsidiaries are signatories to collective bargaining agreements. These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits, and administer the plan. To the extent that any plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, requires that if we were to withdraw from an agreement or if a plan is terminated, we may incur a withdrawal obligation. Since the withdrawal liability is based on estimates of our proportional share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, the potential withdrawal obligation may be significant.

In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2017 was $4.7 million.  We expect to pay the remaining liability balance during 2018 and have no plans to withdraw from any other labor agreements.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on our consolidated results of operations, financial condition or cash flows.  See Note 13 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

Two events had a material impact on our results of operations in 2016.  In the third quarter we received a $38.0 million settlement for one of the construction projects that we had identified as part of our “Receivable Collection Actions”, discussed below.  Because we had recorded the project with zero gross profit, the settlement added $27.5 million to revenues and $26.7 million to gross profit.  Also in the third quarter, we recorded a charge of $37.3 million primarily related to certain Belton, Texas area projects for the Texas Department of Transportation (“TXDOT”), as a result of project delays and productivity issues.

Revenues

2017 and 2016

Revenues for year ended December 31, 2017 increased by $383.0 million, or 19.2%, compared to 2016.  All segments reported year over year growth.  Progress on three major pipeline jobs ($83.6 million), higher activity with major utility clients in California and the Midwest ($135.6 million) and progress on our joint venture power plant projects in Southern California and a Mid-Atlantic power plant project ($158.2 million combined) drove higher 2017 revenue.  Also contributing to 2017 growth was higher volume on our Belton area (Civil) projects and a Louisiana methanol plant project. The overall increase was partially offset by decreases associated with projects substantially completed in 2017 and revenue recognized from the one-time benefit of the settlement of one of the “Receivable Collection Actions” in 2016. Revenue from 2017 acquisitions and incremental revenue from 2016 acquisitions (where we only owned a business for a portion of the year) totaled $53.6 million.

2016 and 2015

Revenues for year ended December 31, 2016 increased by $67.5 million, or 3.5% compared to 2015.  The increase was primarily due to an increase of $64.1 million from Rockford’s pipeline work, $34.5 million for work at a large petrochemical project in Louisiana and $35.4 million from a new collaboration MSA arrangement at ARB Underground.  These increases were partially offset by a revenue reduction of $50.1 million at OnQuest, a reduction of $16.4 million at Saxon, and a reduction of $24.5 million in Heavy Civil projects.  Revenues for 2016 also included the one-time benefit of $27.5 million from the settlement of one of the “Receivable Collection Actions”.

As discussed in Note 2 — “Summary of Significant Accounting Policies”, we had unapproved change orders and claims included in contract value that totaled approximately $67.8 million at December 31, 2017. Of this amount, approximately $49.7 million was claims related to the Belton area projects.

Gross Profit

2017 and 2016

For the year ended December 31, 2017, gross profit increased by $77.1 million, or 38.3%, compared to 2016. All segments reported year over year improvement.  Strong revenue growth and the favorable performance on the two large pipeline projects in Florida drove significant improvement.  Also benefiting 2017 were higher volumes for the Power segment and better performance from Civil.  The year over year increase was partially offset by $26.7 million of gross profit recognized in 2016 from the settlement of one of the “Receivable Collection Actions”. Gross Profit from 2017 acquisitions and incremental gross profit from 2016 acquisitions (where we only owned a business for a portion of the year) totaled $8.6 million. Gross profit as a percentage of revenues increased to 11.7% in 2017 from 10.1% in 2016 for the reasons noted above.

2016 and 2015

For the year ended December 31, 2016, gross profit decreased by $18.6 million, or 8.4% compared to 2015.  The decrease was primarily from the decrease in Heavy Civil projects of $38.2 million, of which $33.4 million was from a decrease at the Belton area projects.  Gross profit decreased by $6.1 million at the Louisiana petrochemical project, in spite of an increase in revenue, as the scope of our work has changed to less equipment intensive, lower margin work.  Gross profit also decreased at ARB Underground by $6.3 million and $8.6 million at ARB Industrial with these decreases offset by a gross profit increase of $15.4 million at Rockford. Our gross profit benefitted by $26.7 million from the settlement of one of the “Receivable Collection Actions”. Gross profit as a percentage of revenues decreased from 11.4% in 2015 to 10.1% in 2016 for the reasons noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, office rent and utilities and acquisition costs.

2017 and 2016

For 2017, SG&A expenses were $172.1 million, compared to $140.8 million for 2016, an increase of $31.3 million.  Approximately $12.4 million of the increase in SG&A is related to businesses acquired in 2017 and a full year of expense in 2017 for the Northern acquisition compared to less than two months of expense in 2016. The remaining increase was primarily due to a $12.6 million increase in compensation related expenses, including incentive compensation accruals; and a $1.3 million increase in legal costs.

SG&A as a percentage of revenue for the year ended December 31, 2017 increased slightly to 7.2% compared to 7.1% for the year ended December 31, 2016. Excluding the impact of acquisitions, SG&A as a percentage of revenue for the year ended December 31, 2017, decreased slightly to 6.9% compared to 7.1% for the year ended December 31, 2016.

2016 and 2015

For 2016, SG&A expenses were $140.8 million, compared to $151.7 million for 2015, a decrease of $10.9 million.  The decrease was primarily as a result of decreases in professional fees of $7.4 million due to reduced legal fees and due to completion of the implementation of the integrated financial system.  The reduction in SG&A was also the result of a $2.6 million prior year one-time valuation adjustment for the value of a long-term asset.  Additionally, SG&A was reduced as a result of a decrease of $1.8 million in compensation and staffing levels.

SG&A as a percentage of revenue for the year ended December 31, 2016 decreased to 7.1% compared to 7.9% for the year ended December 31, 2015 as a result of the decreased expenses while revenues increased.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(Millions)	(Millions)	(Millions)
Investment income	$5.8	$—	$—
Foreign exchange gain (loss)	0.2	0.2	(0.8)
Other income (expense)	0.5	(0.3)	1.7
Interest income	0.6	0.1	0.1
Interest expense	(8.1)	(8.9)	(7.7)
Total other income (expense)	$(1.0)	$(8.9)	$(6.7)

Investment income for the year ended December 31, 2017 is related to a gain from a short-term investment in marketable equity securities.We purchased the securities in the third quarter of 2017 and sold the securities in the fourth quarter of 2017.

Foreign exchange gains and losses reflect currency exchange fluctuations of the United States dollar compared to the Canadian dollar.  Many of our contracts in Calgary, Canada are sold based on United States dollars, but a portion of the work is paid for with Canadian dollars creating a currency exchange difference.

Other income for 2017 was $0.5 million compared to other expense of $0.3 million for 2016. The $0.8 million change was primarily due to remeasurement of the contingent consideration related to the FGC performance target contemplated in their purchase agreement. Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the contingent consideration liability by $0.5 million in the fourth quarter of 2017. Other expense for 2016 was $0.3 million compared to other income of $1.7 million for 2015. The $2.0 million change was primarily due to the net reversal of $1.9 million of contingent consideration in 2015 as Ram-Fab, Vadnais and Surber missed financial targets contemplated in their respective purchase agreements.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government.

Interest expense decreased in 2017 compared to 2016 primarily due to a lower average debt balance. Interest expense increased in 2016 compared to 2015 primarily due to a higher average debt balance. The weighted average interest rate on total debt outstanding at December 31, 2017, 2016 and 2015 was 3.0%, 2.9% and 2.9%, respectively.

Provision for income taxes

Our provision for income tax increased $7.3 million to $28.4 million for 2017 compared to 2016.  Increased pretax profits in 2017 of $53.0 million drove an increase in income tax of $23.4 million using the 2016 effective tax rate. This increase in income tax was offset by a $9.4 million decrease in income tax from the remeasurement of our U.S. deferred tax liability and a $6.7 million decrease due to a decrease in 2017 effective tax rates.   The remeasurement benefit is a provisional estimate under SAB 118 that could be revised once we finalize our deductions for tax depreciation and executive compensation accruals. We may also revise our estimate based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.

 The 2017 effective tax rate on income including noncontrolling interests was 27.0%. The 2017 effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 28.2%. Three factors contributed to the decrease in the 2017 effective tax rate compared to 2016. First, state effective tax rates decreased due to changes in the mix of profit by state and the implementation of state tax planning. Second, partially nondeductible per diem expenses stayed relatively constant year over year despite the increase in pretax profits. Lastly, the benefit of the domestic production activities deduction increased compared to 2016.

Our provision for income tax decreased $2.8 million to $21.1 million for 2016 compared to 2015 primarily as a result of the decrease in pretax profits.

Segment Results

Power Segment

Revenue and gross profit for the Power segment for the years ending December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Power Segment
Revenue	$606.1		$478.6		$466.3
Gross profit	$65.7	10.8%	$49.8	10.4%	$53.6	11.5%

2017 and 2016

Revenue increased by $127.5 million, or 26.6%, during 2017 compared to 2016. The growth is primarily due to progress on our joint venture power plant projects in Southern California ($115.3 million), a power plant construction project in the Mid-Atlantic region that began late in the third quarter of 2016 ($42.9 million) and a methane plant project in Texas that started in 2017.  In addition, we benefited from acquisitions completed in November 2016 and May 2017 ($20.3 million). The overall increase was partially offset by the substantial completion of a large petrochemical plant in Louisiana in the second quarter of 2017 ($42.0 million) and the completion of two large parking structures in 2016.

Gross profit increased by $15.9 million, or 31.9%, during 2017 compared to 2016.  The increase is primarily attributable to the revenue growth and the impact of acquired operations ($1.6 million).  Gross profit as a percentage of revenues increased to 10.8% in 2017 compared to 10.4% in 2016 primarily as a result of an improved revenue mix.

2016 and 2015

Revenue increased by $12.3 million, or 2.6%, during 2016 compared to 2015. The increase is primarily due to a $60.6 million increase at Primoris Industrial Constructors from a large petrochemical project in Louisiana, partially offset by a $50.1 million decrease at OnQuest and OnQuest Canada from the completion of projects in 2015 that were not fully replaced in 2016.

Gross profit decreased by $3.8 million, or 7.1%, during 2016 compared to 2015. The decrease is primarily due to a $8.6 million reduction at ARB Industrial from a reduction in revenues and a decrease of $6.7 million at OnQuest and OnQuest Canada as a result of reducted volumes. These decreases are partially offset by an $11.6 million increase at Primoris Industiral Constructors from increased volume at the large petrochemical project in Louisiana.

Gross profit as a percentage of revenues decreased to 10.4% in 2016 compared to 11.5% in 2015. The decline in margin is largely attributable to the low margin percentage realized by two joint venture projects in process, which accounted for 5.6% of the Power segment’s revenues in 2016 versus 0.9% in 2015.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$465.6		$401.9		$299.4
Gross profit	$92.1	19.8%	$68.1	16.9%	$24.7	8.2%

As discussed in the section “Receivable Collection Actions”, during the third quarter of 2016, we collected a disputed receivable related to a major pipeline project completed in 2014, which resulted in recognizing revenue of approximately $27.5 million and gross profit of approximately $26.7 million. The following discussion excludes the impact of this collection, which was a one-time item.

2017 and 2016

Revenue increased by $91.2 million, or 24.4%, during 2017 compared to 2016. The increase is primarily due to two large pipeline jobs in Florida, which began in the third quarter of 2016 ($31.6 million) and activity on a pipeline project in Pennsylvania that began in 2017 ($52.0 million).  In addition, impact of the acquired Coastal operations ($17.9 million) also benefited 2017.  The overall increase was partially offset by a reduction in maintenance work ($31.1 million).

Gross profit increased by $50.7 million, or 122.5%, during 2017 compared to 2016. The increase is attributable to the combination of revenue growth and our strong performance on the two pipeline jobs in Florida, where we experienced good weather conditions resulting in no weather delays and high productivity. In addition, the acquisition of Coastal in 2017 contributed gross profit of $3.2 million. Gross profit as a percentage of revenue increased to 19.8% in 2017 compared to 11.1% in 2016. The increase is due to the good weather conditions noted above, which is not common and not to be expected in the future.

2016 and 2015

Revenue increased by $75.0 million, or 25.1%, during 2016 compared to 2015. The increase is primarily due to a $64.1 million increase at Rockford from two large pipeline projects in Florida which started in the third quarter of 2016 and a $6.1 million increase at Primoris Pipeline from several smaller diameter pipeline projects in Texas.

Gross profit increased by $16.7 million, or 67.6%, during 2016 compared to 2015 primarily due to a $15.4 million increase from the Rockford Florida projects described above. Gross profit as a percentage of revenues increased to 11.1% in 2016 compared to 8.2% in 2015 primarily as a result of the increase in revenues.

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$806.5		$637.2		$587.0
Gross profit	$113.0	14.0%	$100.1	15.7%	$96.5	16.4%

2017 and 2016

Revenue increased by $169.3 million, or 26.6%, during 2017 compared to 2016. The increase is primarily attributable to higher activity with two major utility customers in California ($67.7 million) and two major utility customers in the Midwest ($32.3 million). In addition, higher revenue from a collaboration MSA arrangement for a major utility customer in California ($35.6 million) and the impact of the acquired FGC operations ($15.5 million) also benefited 2017.

Gross profit increased $12.9 million, or 12.9%, during 2017 compared to 2016. The increase is primarily due the growth in revenue and the impact of acquired operations. Gross profit as a percentage of revenues decreased to 14.0% in 2017 compared to 15.7% in 2016 primarily as a result of lower gross margins on the collaboration MSA work.

2016 and 2015

Revenue increased by $50.2 million, or 8.6%, during 2016 compared to 2015. The increase is primarily due to a $35.4 million increase at ARB Underground from a new collaboration MSA arrangement as well as a $12.1 million increase at Q3C from increased volume.

Gross profit increased by $3.6 million, or 3.7%, during 2016 compared to 2015 primarily due to increased profitability at Q3C. Gross profit as a percentage of revenues decreased to 15.7% in 2016 compared to 16.4% in 2015.  The decrease was primarily the result of lower margins on the collaboration MSA work.

Civil Segment

Revenue and gross profit for the Civil segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Civil Segment
Revenue	$501.8		$479.2		$576.7
Gross profit	$7.6	1.5%	$(16.7)	(3.5%)	$45.1	7.8%

In the third quarter of 2016, we recorded a $37.3 million write-down related to the Belton area projects. The following discussion excludes the impact of the write-down.

2017 and 2016

Revenue increased by $22.6 million, or 4.7%, during 2017 compared to 2016.  The increase is primarily due to progress on a methanol plant project in Louisiana that began in 2017 ($31.9 million) and higher volume on the Belton area projects ($23.3 million). The overall increase was partially offset by substantial completion of a large petrochemical plant project in Lousiana in the first half of 2017.

Gross profit decreased by $13.0 million, or 63.1%, during 2017 compared to 2016. The decrease was primarily due to higher costs on two Arkansas DOT projects and one Louisiana DOT project, despite the revenue increase.

Gross profit as a percentage of revenues decreased to 1.5% in 2017 compared to 4.3% in 2016.  The decrease was primarily the result of the project cost impacts noted above.

Revenue at the Belton area projects was $144.5 million for the year ended December 31, 2017, representing 28.9% of total Civil revenue. Revenue for which no margin was recognized was $134.7 million for the year ended December 31, 2017, of which $78.6 million was from the Belton area projects. During 2017, the four Belton area jobs in a loss position contributed $2.4 million gross profit as a result of lower anticipated costs. Two of the Belton area jobs in a loss position were completed during 2017, and the remaining two loss jobs are schedule to be completed in 2018. At December 31, 2017, the accrued loss provision for the four Belton area projects was $5.0 million and estimated remaining revenue for the two open jobs in a loss position was $49.0 million. The remaining Belton area job contributed $0.3 million gross profit during the year ended December 31, 2017. At December 31, 2017, estimated revenue for the job was $88.0 million, with completion scheduled for early 2019.

2016 and 2015

Revenue decreased by $97.5 million, or 16.9%, during 2016 compared to 2015. Revenue at Primoris I&M (“I&M”) decreased by $76.4 million due primarily to the large petrochemical project in Louisiana and decreases in Texas I&M work. Primoris Heavy Civil division revenue decreased by $24.5 million.  Decreases in Louisiana DOT projects of $19.4 million and Mississippi DOT projects of $58.9 million were offset by increases in Arkansas DOT projects of $6.7 million, Texas DOT projects of $8.4 million and airport projects of $31.7 million.

Gross profit decreased by $24.5 million, or 54.3%, during 2016 compared to 2015 primarily due to decreased revenue at Primoris I&M.

Gross profit as a percentage of revenues decreased to 4.3% in 2016 compared to 7.8% in 2015 primarily as a result of the decrease in revenues.

Planned Divestiture of Texas Heavy Civil Business Unit

In October 2016, we announced that we planned to divest our Texas heavy civil business unit, which operates as a division of Primoris Heavy Civil.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue to operate the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing operating the business unit.  We will aggressively pursue claims for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected. As of December 31, 2017, we had approximately $49.7 million of claims related to the Belton area projects included in contract value.

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

Our cash and cash equivalents totaled $170.4 million at December 31, 2017 compared to $135.8 million at December 31, 2016.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $60.3 million and $7.0 million as of December 31, 2017 and December 31, 2016, respectively, are not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2017, we spent approximately $79.8 million for capital expenditures, which included $9.9 million spent for our investment in the solar projects.  In addition, the companies acquired during the period added $12.4 million to property, plant and equipment. For 2017, the amount of depreciation, amortization and equipment sales was approximately $75.0 million.  Capital expenses are expected to total $70.0 to $75.0 million for 2018.

Cash Flows

Cash flows during the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Millions)	(Millions)	(Millions)
Change in cash:
Net cash provided by operating activities	$188.9	$62.6	$48.4
Net cash used in investing activities	(131.4)	(59.4)	(48.5)
Net cash (used in) provided by financing activities	(22.9)	(28.5)	21.8
Net change in cash and cash equivalents	$34.6	$(25.3)	$21.7

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(Millions)	(Millions)	(Millions)
Operating Activities:
Net income	$76.9	$27.7	$37.2
Depreciation and amortization	66.3	68.0	65.2
Net deferred taxes	3.7	10.9	(7.0)
Changes in assets and liabilities	50.4	(43.9)	(46.5)
Other	(8.4)	(0.1)	(0.5)
Net cash provided by operating activities	$188.9	$62.6	$48.4

2017 and 2016

Net cash provided by operating activities for 2017 was $188.9 million , an increase of $126.3 million compared to 2016.  The improvement year over year was primarily due to a favorable change in assets and liabilities and significant growth in net income.

The significant components of the $50.4 million change in assets and liabilities for the year ended December 31, 2017 are summarized as follows:

•

Accounts receivable decreased by $40.5 million from December 31, 2016, reflecting successful collection efforts during 2017. For non-disputed receivables (excluding retainage), our days sales outstanding declined slightly from 47 days at December 31, 2016 to 46 days at December 31, 2017;

•	Billings in excess of costs and estimated earnings increased by $46.0 million compared to December 31, 2016, primarily due to favorable milestone billings on certain lump sum projects;

•	Accounts payable decreased by $30.5 million due primarily to the timing of payments; and

•

Costs and estimated earnings in excess of billings (“CIE”) increased by $20.9 million compared to December 31, 2016. CIE results primarily from either time lags between revenue recognition and contractual billing terms or the billing lag at the end of each month.

2016 and 2015

Net cash provided by operating activities for 2016 of $62.6 million increased by $14.2 million compared to 2015.  The improvement year over year was primarily due to a reduction in income taxes paid.

The significant components of the $43.7 million change in assets and liabilities for the year ended December 31, 2016 are summarized as follows:

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

•

an increase of $22.2 million in costs and estimated earnings in excess of billings. Increases associated with the time lag from when revenues were earned until the customer can be billed were approximately $13.6 million related to two large utility customers, and $4.9 million related to public agency heavy civil projects which require inspector approval prior to billing;

•	a decrease in inventory and other current assets of $17.7 million primarily as a result of reduced inventory levels for projects nearing completion;

•	accounts payable increased by $42.9 million, primarily impacted by the timing of vendor payments and the increased activity for the two Florida pipeline projects in the fourth quarter of 2016; and

•	a decrease of $27.5 million in billings in excess of costs and estimated earnings reflecting the timing of work progression and billings.

Investing activities

We purchased property and equipment for $79.8 million, $58.0 million and $67.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, principally for our construction activities.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $8.7 million, $9.6 million and $9.9 million for 2017, 2016 and 2015, respectively.

During 2017, we invested $13.6 million in short-term investments. During 2016 and 2015, we did not purchase any short-term investments.  We sold short-term investments amounting to $19.4 million, $0.0 million and $31.0 million in 2017, 2016 and 2015, respectively.  Short-term investments consisted primarily of U.S. Treasury bills with various financial institutions and marketable equity securities.

During 2017, we used $66.2 million in cash for acquisitions, primarily related to FGC and Coastal.  During 2016, we used $11.0 million in cash for the acquisitions of Mueller and Northern, and in 2015, we used $22.3 million in cash for the Aevenia acquisition.

Financing activities

Financing activities used cash of $22.9 million in 2017. Significant transactions impacting cash flows from financing activities included:

•	$55.0 million in new and refinanced notes secured by our equipment;
•	$62.1 million in repayment of long-term debt and capital leases;
•	Repurchase of common stock of $5.0 million;
•	Dividend payments of $11.3 million to our stockholders; and
•	$1.1 million in proceeds from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities used cash of $28.5 million in 2016. Significant transactions impacting cash flows from financing activities included:

•	$45.0 million in new and refinanced notes secured by our equipment;
•	$58.5 million in repayment of long-term debt and capital leases;
•	Repurchase of common stock of $5.0 million;
•	Dividend payments of $11.4 million to our stockholders; and
•	$1.4 million in proceeds from the issuance of 85,907 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities provided cash of $21.8 million in 2015. Significant transactions impacting cash flows from financing activities included:

•	$50.3 million in new and refinanced notes secured by our equipment and by a mortgage note on two buildings;
•	$25.0 million in new debt under our Additional Senior Note Agreement;
•	$45.2 million in repayment of long-term debt and capital leases;
•	Dividend payments of $9.8 million to our stockholders; and
•	$1.6 million in proceeds from the issuance of 96,828 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Debt Activities

Revolving Credit Facility

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The termination date of the Credit Agreement is September 29, 2022.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on our senior debt to EBITDA ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent). Non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit outstanding were $19.5 million at December 31, 2017.  Other than commercial letters of credit, there were no borrowings under the Credit Agreement or the previous credit agreement during the twelve months ended Decmeber 31, 2017, and available borrowing capacity at December 31, 2017 was $180.5 million.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, we entered into a $50.0 million Senior Secured Notes purchase (“Senior Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among us, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”).  On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the next three year period ending June 3, 2018 (“Additional Senior Notes”).

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

On July 25, 2013, we drew $25.0 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

On November 9, 2015, we drew $25.0 million available under the Additional Senior Notes Agreement.  The notes are due November 9, 2025 and bear interest at an annual rate of 4.6% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from November 9, 2019 with a final payment due on November 9, 2025.

Loans made under both the Credit Agreement and the Notes Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders and Noteholders for all amounts under the Credit Agreement and Notes Agreement.

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including, among others, senior debt/EBITDA ratio and debt service coverage requirements. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event we dispose more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement and the Notes Agreement at December 31, 2017.

Canadian Credit Facility

We have a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2017, letters of credit outstanding totaled $0.5 million in Canadian dollars.  At December 31, 2017, the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2017, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2017, we had $259.2 million of outstanding long-term debt and capital lease obligations, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2017 was as follows:

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In Millions)
Long-term debt and capital lease obligations	$259.2	$65.5	$113.0	$58.1	$22.6
Interest on long-term debt (1)	24.4	7.1	9.4	4.4	3.5
Pension plan withdrawal liability	4.7	4.7	—	—	—
Equipment operating leases	31.1	13.6	14.9	2.6	—
Contingent consideration obligations	0.7	0.7	—	—	—
Real property leases	13.2	5.0	6.4	1.8	—
	$333.3	$96.6	$143.7	$66.9	$26.1
Letters of credit	$19.8	$19.8	$—	$—	$—

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

In November 2011, members of the Pipe Line Contractors Association (“PLCA”) including ARB, Rockford and Q3C (prior to the acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2017 was $4.7 million. We expect to pay the remaining liability balance during 2018 and have no plans to withdraw from any other agreements.

We have also excluded from the table any interest and fees associated with letters of credit and commitment fees under our credit facility since these amounts are unknown and variable.

Related Party Transactions

Prior to March 2017, Primoris leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest of SIGI. In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the years ended December 31, 2017, 2016 and 2015, we paid $0.2 million, $0.8 million, and $0.8 million, respectively, in lease payments to SIGI for the use of these properties.

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

•

At December 31, 2017, we had letters of credit outstanding of $19.8 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles, including leases with related parties.  At December 31, 2017, equipment operating leases had a remaining commitment of $31.1 million and facility rental commitments were $13.2 million. Accounting treatment of operating leases will change in accordance with ASU 2016-02 “Leases (Topic 842)”, effective January 1, 2019.

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2017, we had $705.7 million in outstanding bonds, based on the remaining contract value to be recognized on bonded jobs.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subject employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 13 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

•

We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  We have been engaged in dispute resolution to collect money we believe we are owed for two construction projects completed in 2014.  Because of uncertainties associated with the projects, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenues during the construction period for both projects.

For the first project, a cost reimbursable contract, we have recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Billings in excess of costs and estimated earnings.”  At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the second quarter of 2018.

For the second project, we had recorded a receivable of $17.9 million.  During the third quarter 2016, we settled the dispute with an exchange of general releases and receipt of $38.0 million in cash. We changed our zero estimate of profit and accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

2018 Outlook

We believe that our end markets will continue their growth in 2018.  Our backlog at December 31, 2017 was $2.6 billion.  We anticipate potential changes to the previously stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects.  While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we are beginning to see preliminary bidding activity for larger gas, oil and derivatives projects.  We believe that Primoris has the financial and operational strength to meet either short-term delays or the impact of significant increases in work.  We continue to be optimistic about both short and longer-term opportunities.  Our view of the outlook for our major end markets currently is as follows:

•

Construction of petroleum, natural gas, and natural gas liquid pipelines — While we have recently seen signs of a recovery in the price of oil, we expect that activities in most if not all of the shale basins will remain at reduced levels until a higher oil price is sustained, reducing any upstream work such as gathering lines and petroleum transport pipelines for the near future.  If production from the shale formations continues to increase in the near future, the current disconnect between production and processing locations would provide opportunities for our Pipeline segment.  We expect that the efforts by gas utilities to move shale gas from the Marcellus region to Florida and other Atlantic states could continue to provide significant opportunity over the next 2-3 years.

•

Inspection, maintenance and replacement of gas utility infrastructure —We expect that ongoing safety enhancements to the gas utility infrastructure will provide continuing opportunities for our Utilities segment, especially in California, as well as in the Midwest.  We also expect that ongoing gas utility repair and maintenance opportunities will continue to grow.

•

Construction of natural gas-fired power plants and heavy industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that concerns expressed in California over gas fired power plants as not “acceptable” for environmental reasons may impact the timing of near term construction opportunities.  We believe that based on continuing population growth, the intermittency of renewable power resources and the environmental requirements limiting using ocean water for cooling, power plants will be needed in spite of vocal opposition to “non-green” sources.  In addition, the current low price of natural gas could result in the conversion of coal-fired power plants and conversion and expansion at chemical plants and industrial facilities in other parts of the United States.  These opportunities would benefit our Power segment.

•

Construction of alternative energy facilities, wind farms, solar energy — We anticipate continued construction opportunities as state governments remain committed to renewable power standards, primarily benefitting our Power segment.

•

Transportation infrastructure construction opportunities — We believe that passing of longer term highway funding by the federal government in 2015, results of the 2016 federal election, and voter approval of highway funding proposition 7 in Texas will provide increased opportunity for our heavy civil and highway groups especially in Texas.  We expect that opportunities in the Louisiana market may improve but will remain at depressed levels except for specific programs.  This market primarily impacts the operations of our Civil segment.

•

Liquefied Natural Gas Facilities—We believe the LNG opportunities for rail, barge, and other transportation needs will continue to grow, although such growth may be at a slow pace.  This market will primarily impact our Civil and Power segments.  We further believe the existing large scale LNG export facilities currently being planned will require services that will benefit our Pipeline segment for field services.

Please note that our 2018 outlook and 2018 financial results could be adversely impacted by many factors including those discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  This “2018 Outlook” consists of forward-looking statements and should be read in conjunction with the cautions about forward looking statements found at the beginning of this Annual Report on Form 10-K.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed-price and unit-price contracts (“Fixed Backlog”), and (2) the estimated revenues on MSA work for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2017, 2016 and 2015 were as follows, (in millions):

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 Months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	Projects	2017
Power	$469.6	$464.7	$552.1	$382.2	$54.0	$606.1
Pipeline	1,019.4	194.1	435.8	777.7	29.8	465.6
Utilities	31.5	252.4	225.2	58.7	581.3	806.5
Civil	605.9	493.0	492.9	606.0	8.9	501.8
Total	$2,126.4	$1,404.2	$1,706.0	$1,824.6	$674.0	$2,380.0

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2015	Fixed Backlog	Fixed Backlog	2016	Projects	2016
Power	$549.3	$345.1	$424.8	$469.6	$53.8	$478.6
Pipeline	225.6	1,161.9	368.1	1,019.4	33.8	401.9
Utilities	42.8	140.7	152.0	31.5	485.2	637.2
Civil	699.5	370.9	464.5	605.9	14.7	479.2
Total	$1,517.2	$2,018.6	$1,409.4	$2,126.4	$587.5	$1,996.9

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for 12 months
	December 31,	Additions to	Recognized from	at December 31,	Non-Fixed Backlog	ended December 31,
Reportable Segment	2014	Fixed Backlog	Fixed Backlog	2015	Projects	2015
Power	$393.5	$569.1	$413.3	$549.3	$53.0	$466.3
Pipeline	161.5	322.1	258.0	225.6	41.4	299.4
Utilities	10.7	152.8	120.7	42.8	466.3	587.0
Civil	982.2	282.0	564.7	699.5	12.0	576.7
Total	$1,547.9	$1,326.0	$1,356.7	$1,517.2	$572.7	$1,929.4

Revenues recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At December 31, 2017, our total Fixed Backlog was $1.82 billion, representing a decrease of $301.8 million, or 14.2%, from $2.13 billion as of December 31, 2016.

MSA Backlog

The following table outlines historical MSA revenues for the twelve months ending December 31, 2017, 2016 and 2015 (in millions):

Year:	MSA Revenues
2017	$665.3
2016	576.2
2015	565.1

MSA Backlog includes anticipated MSA revenues for the next twelve months.  We estimate MSA revenues based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2017, 2016 and 2015 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2017	2016	2015
Power	$40.8	$42.3	$42.7
Pipeline	35.3	33.2	56.0
Utilities	680.5	575.0	468.0
Civil	18.2	21.0	4.0
Total	$774.8	$671.5	$570.7

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2017, 2016 and 2015 (in millions):

Reportable Segment:	2017	2016	2015
Power	$423.0	$511.9	$592.0
Pipeline	813.0	1,052.6	281.6
Utilities	739.2	606.5	510.8
Civil	624.2	626.9	703.5
Total	$2,599.4	$2,797.9	$2,087.9

We expect that during 2018, we will recognize as revenue approximately 72% of the total backlog at December 31, 2017, comprised of backlog of approximately: 86% of the Power segment; 53% of the Pipeline segment; 100% of the Utilities segment; and 55% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenues, as a percentage of our revenues are derived from projects that are not part of a backlog calculation.  The backlog estimates include amounts from estimated MSA revenues, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs.  Any of our contracts, MSA, fixed-price or unit-price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Future revenues from projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts may not be included in our estimated backlog amount.

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

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions in a matter to limit significant exposure with any one party.

At December 31, 2017, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2017, due to the generally short maturities of these items.

At December 31, 2017, all of our long-term debt was subject to fixed interest rates.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, we acquired Florida Gas Contractors on May 26, 2017 and Coastal Field Services on June 16, 2017.

We have excluded FGC and Coastal from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  The combined Florida Gas Contractors and Coastal Field Services financial statements in aggregate constitute approximately 2.0% of total assets (excluding approximately $43.5 million of goodwill and intangible assets, which were integrated into the our systems and control environment) and approximately 1.4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included in “Item 8.  Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders (“Proxy Statement”) and the information is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

David King.  Mr. King has served as our President and Chief Executive Officer since August 2015 and has served as one of our Directors since May 2015.  Mr. King directs strategy, establishes goals and oversees our operations.  Prior to that, Mr. King was our Executive Vice President, Chief Operating Officer since March 2014.  Prior to joining Primoris, Mr. King spent several years at CB&I, most recently as President of Lummus Engineered Products.  From 2010 to 2013 he was President of CB&I Project Engineering & Construction based in The Hague, Netherlands responsible for P&L operations worldwide.  From 2009 to 2010 he was Group Vice President for Downstream Operations for CB&I Lummus located in The Woodlands, Texas.   Mr. King also managed and helped establish the Global Services Group for CB&I in 2008 to 2009.  He has extensive EPF&C industry experience in energy-related projects, LNG, offshore, pipelines, refining, petrochemicals, gas processing, oil sands, synthesis gas and gas-to-liquids. Mr. King received his bachelor’s degree in Mechanical Engineering from Texas Tech University, an MBA from the University of Texas, Tyler, and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. King is 65 years old.

Peter J. Moerbeek.  Mr. Moerbeek was named as our Executive Vice President, Chief Financial Officer effective February 6, 2009. He has served as one of our Directors since July 2008. Previously, he served as Chief Executive Officer of a private-equity funded company engaged in the acquisition and operation of water and wastewater utilities. As a founder of the company from June 2006 to February 2007, he was involved in raising equity capital for the company. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, including a Director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 2005, Mr. Moerbeek was the Chief Financial and Operations Officer for publicly-traded Pico Products, Inc. Mr. Moerbeek received a B.S. in Electrical Engineering in 1969 and a MBA in 1971 from the University of Washington. Mr. Moerbeek is 70 years old.

Thomas E. McCormick.  Mr. McCormick was named as our Chief Operating Officer, effective April 7, 2016.  He has extensive engineering & construction industry experience in projects for many energy-related end markets, including pipelines, refining, petrochemicals, gas processing, LNG, oil sands and industrial gases.  Since February 2007, he has held a variety of executive positions with CB&I.  Such positions included President for Oil & Gas, Senior Vice President – Gas Processing & Oil Sands, Global Vice President –Downstream Operations, and Vice President Operations. Prior to 2007, Mr. McCormick worked for more than 17 years at BE&K Engineering on a variety of heavy civil projects. Mr. McCormick has a Bachelor of Science degree in Civil Engineering from Florida State University and an Advanced Executive Management Degree from Insead University in Fontainebleau, France.  Mr. McCormick is 55 years old.

John M. Perisich.  Mr. Perisich has served as our Executive Vice President and General Counsel effective May 3, 2013.  He previously served as our Senior Vice President and General Counsel from July 2008. Prior to that, he served as Vice President and General Counsel of Primoris Corporation beginning in  February 2006, and previous to that was Vice President and General Counsel of Primoris Corporation and its predecessor, ARB, Inc. Mr. Perisich joined ARB in 1995. Prior to joining ARB, Mr. Perisich practiced law at Klein, Wegis, a full service law firm based in Bakersfield, California. He received a B.A. degree from UCLA in 1987, and a J.D. from the University of Santa Clara in 1991. Mr. Perisich is 53 years old.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)We have filed the following documents as part of this Report:

1.

Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2017 and 2016 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2017, 2016 and 2015.

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

Exhibit 2.1

Agreement and Plan of Merger, dated February 19, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 20, 2008)

Exhibit 2.2

First Amendment to Agreement and Plan of Merger, dated May 15, 2008, by and among Rhapsody Acquisition Corp., Primoris Corporation and certain stockholders of Primoris Corporation (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4/A (Amendment No. 3) (File No. 333-150343), as filed with the SEC on July 1, 2008)

Exhibit 2.3

Membership Interest Purchase Agreement, dated July 1, 2010, by and between Primoris Services Corporation, Kealine Holdings LLC and WesPac Energy LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2010)

Exhibit 2.4

Agreement and Plan of Merger, dated November 8, 2010, by and among Primoris Services Corporation, a Delaware corporation, Primoris Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Primoris Services Corporation, Rockford Holdings Corporation, a privately-held Delaware corporation, all of the stockholders of Rockford Holdings Corporation and Christopher S. Wallace as representative of the stockholders of Rockford Holdings Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2010)

Exhibit No.	Description
Exhibit 2.5

Stock Purchase Agreement, dated November 8, 2012, by and among Primoris Services Corporation, a Delaware corporation, Q3 Contracting Inc., a privately-held Minnesota corporation, all of the shareholders of Q3 Contracting Inc. and Jay P. Osborn as representative of the shareholders of Q3 Contracting Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on November 15, 2012)

Exhibit 3.1

Fourth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 21, 2009 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2009)

Exhibit 3.2	Amended and Restated Bylaws of Primoris Services Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008)

Exhibit 3.3

Certificate of Designations, Powers, Preferences and Rights of the Series A Non-Voting Contingent Convertible Preferred Stock of Primoris Services Corporation, dated December 14, 2009 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on December 17, 2009)

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006)

Exhibit 10.1

2008 Long-Term Equity Incentive Plan (incorporated by reference to Annex C to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008) (#)

Exhibit 10.2	2013 Equity Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013) (#)

Exhibit 10.3

Amended and Restated Credit Agreement, dated September 29, 2017, by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 6, 2017)

Exhibit 10.4

Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.5

Waiver and Amendment Agreement, dated as of April 30, 2013, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit No.	Description
Exhibit 10.6

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit 10.7

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit 10.8

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012)

Exhibit 10.9

Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.10

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013)

Exhibit 10.11

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015)

Exhibit 10.12

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.13

Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016) (#)

Exhibit No.	Description
Exhibit 10.14

Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016) (#)

Exhibit 10.15

Employment Agreement, dated April 5, 2016, by and among Primoris Services Corporation and Thomas McCormick. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on April 8, 2016) (#)

Exhibit 14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)Management contract or compensatory plan, contract or arrangement.

(*)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

BY:	/s/ DAVID L. KING	BY:	/s/ PETER J. MOERBEEK
	David L. King		Peter J. Moerbeek
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ BRIAN PRATT
Brian Pratt
Chairman of the Board of Directors

BY:	/s/ DAVID L. KING
David L. King
Director

BY:	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Director

BY:	/s/ PETER C. BROWN
Peter C. Brown
Director

BY:	/s/ STEPHEN C. COOK
Stephen C. Cook
Director

BY:	/s/ JOHN P. SCHAUERMAN
John P. Schauerman
Director

BY:	/s/ ROBERT A. TINSTMAN
Robert A. Tinstman
Director

BY:	/s/ THOMAS E. TUCKER
Thomas E. Tucker
Director

Date:	February 26, 2018

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, on May 26, 2017 and June 16, 2017, the Company acquired Florida Gas Contractors and Coastal Field Services, respectively. For the purposes of assessing internal control over financial reporting, management excluded Florida Gas Contractors and Coastal Field Services, whose financial statements collectively constitute 2.0% of the Company’s consolidated total assets (excluding $43.5 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 1.4% of consolidated net revenues, as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting of Florida Gas Contractors and Coastal Field Services.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Los Angeles, California

February 26, 2018

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents ($60,256 and $7,045 related to VIEs. See Note 12)	$170,385	$135,823
Customer retention deposits	1,000	481
Accounts receivable, net	358,175	388,000
Costs and estimated earnings in excess of billings	160,092	138,618
Inventory and uninstalled contract materials	40,922	49,201
Prepaid expenses and other current assets	12,640	18,985
Total current assets	743,214	731,108
Property and equipment, net	311,777	277,346
Intangible assets, net	44,800	32,841
Goodwill	153,374	127,226
Other long-term assets	2,575	2,046
Total assets	$1,255,740	$1,170,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,943	$168,110
Billings in excess of costs and estimated earnings	159,034	112,606
Accrued expenses and other current liabilities	111,387	108,006
Dividends payable	3,087	2,839
Current portion of capital leases	132	188
Current portion of long-term debt	65,464	58,189
Current portion of contingent earnout liabilities	716	—
Total current liabilities	480,763	449,938
Long-term capital leases, net of current portion	196	15
Long-term debt, net of current portion	193,351	203,150
Deferred tax liabilities	13,571	9,830
Other long-term liabilities	5,676	9,064
Total liabilities	693,557	671,997
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,448,753 and 51,576,442 issued and outstanding at December 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	160,502	162,128
Retained earnings	395,961	335,218
Noncontrolling interest	5,715	1,219
Total stockholders’ equity	562,183	498,570
Total liabilities and stockholders’ equity	$1,255,740	$1,170,567

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$2,379,995	$1,996,948	$1,929,415
Cost of revenue	2,101,561	1,795,641	1,709,542
Gross profit	278,434	201,307	219,873
Selling, general and administrative expenses	172,146	140,842	151,703
Impairment of goodwill	—	2,716	401
Operating income	106,288	57,749	67,769
Other income (expense):
Investment income	5,817	—	—
Foreign exchange gain (loss)	253	202	(763)
Other income (expense), net	484	(315)	1,723
Interest income	587	149	56
Interest expense	(8,146)	(8,914)	(7,688)
Income before provision for income taxes	105,283	48,871	61,097
Provision for income taxes	(28,433)	(21,146)	(23,946)
Net income	76,850	27,725	37,151

Less net income attributable to noncontrolling interests	(4,496)	(1,002)	(279)

Net income attributable to Primoris	$72,354	$26,723	$36,872

Dividends per common share	$0.225	$0.220	$0.205

Earnings per share:
Basic	$1.41	$0.52	$0.71
Diluted	$1.40	$0.51	$0.71
Weighted average common shares outstanding:
Basic	51,481	51,762	51,647
Diluted	51,741	51,989	51,798

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional		Non	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2014	51,561,396	$5	$160,186	$293,628	$(33)	$453,786
Net income	—	—	—	36,872	279	37,151
Issuance of shares to employees and directors	114,744	—	2,096	—	—	2,096
Amortization of Restricted Stock Units	—	—	1,050	—	—	1,050
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)	—	—
Distribution of non-controlling entities	—	—	—	—	(29)	(29)
Dividends	—	—	—	(10,589)	—	(10,589)
Balance, December 31, 2015	51,676,140	$5	$163,344	$319,899	$217	$483,465
Net income	—	—	—	26,723	1,002	27,725
Issuance of shares to employees and directors	108,102	—	2,133	—	—	2,133
Amortization of Restricted Stock Units	—	—	1,627	—	—	1,627
Dividend equivalent Units accrued - Restricted Stock Units	—	—	23	(23)	—	—
Repurchase of stock	(207,800)	—	(4,999)	—	—	(4,999)
Dividends	—	—	—	(11,381)	—	(11,381)
Balance, December 31, 2016	51,576,442	$5	$162,128	$335,218	$1,219	$498,570
Net income	—	—	—	72,354	4,496	76,850
Issuance of shares to employees and directors	88,661	—	2,210	—	—	2,210
Amortization of Restricted Stock Units	—	—	1,126	—	—	1,126
Dividend equivalent Units accrued - Restricted Stock Units	—	—	37	(37)	—	—
Repurchase of stock	(216,350)	—	(4,999)	—	—	(4,999)
Dividends declared	—	—	—	(11,574)	—	(11,574)
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$5,715	$562,183

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$76,850	$27,725	$37,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,614	61,433	58,408
Amortization of intangible assets	8,689	6,597	6,793
Goodwill and intangible asset impairment	477	2,716	401
Stock-based compensation expense	1,126	1,627	1,050
Gain on short-term investments	(5,817)	—	—
Gain on sale of property and equipment	(4,434)	(4,677)	(2,116)
Net deferred tax liabilities (assets)	3,741	10,905	(7,004)
Other non-cash items	203	174	165
Changes in assets and liabilities:
Customer retention deposits	(519)	2,117	(2,117)
Accounts receivable	40,546	(65,806)	19,528
Costs and estimated earnings in excess of billings	(20,894)	(22,163)	(47,499)
Other current assets	16,976	17,491	4,784
Other long-term assets	28	(1,792)	189
Accounts payable	(30,547)	42,934	(5,086)
Billings in excess of costs and estimated earnings	45,981	(27,519)	(19,619)
Contingent earnout liabilities	(484)	—	(6,722)
Accrued expenses and other current liabilities	(972)	14,492	11,729
Other long-term liabilities	378	(3,677)	(1,658)
Net cash provided by operating activities	188,942	62,577	48,377
Cash flows from investing activities:
Purchase of property and equipment	(79,782)	(58,027)	(67,097)
Proceeds from sale of property and equipment	8,736	9,603	9,889
Purchase of short-term investments	(13,588)	—	—
Sale of short-term investments	19,405	—	30,992
Cash paid for acquisitions	(66,205)	(10,997)	(22,302)
Net cash used in investing activities	(131,434)	(59,421)	(48,518)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,000	45,000	75,278
Repayment of capital leases	(322)	(793)	(1,336)
Repayment of long-term debt	(61,816)	(57,719)	(43,927)
Payment of debt issuance costs for amended and restated credit agreement	(631)	—	—
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,148	1,440	1,621
Cash distribution to non-controlling interest holder	—	—	(29)
Repurchase of common stock	(4,999)	(4,999)	—
Dividends paid	(11,326)	(11,384)	(9,809)
Net cash (used in) provided by financing activities	(22,946)	(28,455)	21,798
Net change in cash and cash equivalents	34,562	(25,299)	21,657
Cash and cash equivalents at beginning of the period	135,823	161,122	139,465
Cash and cash equivalents at end of the period	$170,385	$135,823	$161,122

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
Cash paid:
Interest	$7,965	$8,819	$7,688

Income taxes, net of refunds received	$25,984	$8,624	$18,696

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2017	2016	2015

Obligations incurred for the acquisition of property	$4,163	$—	$25

Dividends declared and not yet paid	$3,087	$2,839	$2,842

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries.  Our underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. Our industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. We are incorporated in the State of Delaware, and our corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.

Reportable Segments — Through the end of the year 2016, we segregated our business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment and the Civil segment.  Segment information for prior periods has been restated to conform to the new segment presentation.  See Note 14 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

The following table lists the our primary business units and their reportable segment:

Business Unit	Reportable Segment	Prior Reportable Segment
ARB Industrial (a division of ARB, Inc.)	Power	West
ARB Structures	Power	West
Primoris Power (formerly PES Saxon division)	Power	Energy
Primoris Renewable Energy (a division of Primoris AV)	Power	Energy
Primoris Industrial Constructors (formerly PES Industrial Division)	Power	Energy
Primoris Fabrication (a division of PES)	Power	Energy
Primoris Mechanical Contractors (a combination of a division of PES and Cardinal Contractors)	Power	Energy
OnQuest	Power	Energy
OnQuest Canada	Power	Energy
Primoris Design and Construction (“PD&C”); created 2017	Power	NA
Rockford Corporation (“Rockford”)	Pipeline	West
Vadnais Trenchless Services (“Vadnais Trenchless”)	Pipeline	West
Primoris Field Services (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Pipeline (a division of PES Primoris Pipeline)	Pipeline	Energy
Primoris Coastal Field Services; created 2017	Pipeline	NA
ARB Underground (a division of ARB, Inc.)	Utilities	West
Q3 Contracting (“Q3C”)	Utilities	West
Primoris AV	Utilities	Energy
Primoris Distribution Services ("PDS"); created 2017	Utilities	NA
Primoris Heavy Civil (formerly JCG Heavy Civil Division)	Civil	East
Primoris I&M (formerly JCG Infrastructure & Maintenance Division)	Civil	East
Primoris Build Own Operate	Civil	East

We owned 50% of the Blythe Power Constructors joint venture (“Blythe”) created for the installation of a parabolic trough solar field and steam generation system in California, and its operations have been included as part of the Power segment.  We determined that in accordance with FASB Topic 810, we were the primary beneficiary of a variable interest entity (“VIE”) and have consolidated the results of Blythe in our financial statements. The project has been completed, the project warranty expired in May 2015, and dissolution of the joint venture was completed in the third quarter of 2015.

We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two VIEs, the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  Both projects are expected to be completed in 2018.

Financial information for the joint ventures is presented in Note 12— “Noncontrolling Interests”.

On February 28, 2015, we acquired the net assets of Aevenia, Inc. for $22.3 million. Aevenia operations are included in the Utilities segment.

On January 29, 2016, we acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million and on November 18, 2016, we acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million. On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc. (“Pipe Jacking”), consisting of specialty directional drilling and tunneling equipment for $13.4 million. We determined this purchase did not meet the definition of a business as defined under ASC 805. Mueller operations are included in the Utilities segment, Northern operations are included in the Power segment, and Pipe Jacking operations are included in the Pipeline segment.

On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million. FGC operations are included in the Utilities segment, the engineering assets are included in the Power segment, and Coastal operations are included in the Pipeline segment.  See Note 4— “Business Combinations”.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Seasonality—Primoris’ results of operations are subject to quarterly variations. Most of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts affect revenues and profitability since gas and other utilities defer routine replacement and repair during their period of peak demand.  Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles. As a result, we usually experiences higher revenues and earnings in the third and fourth quarters of the year as compared to the first two quarters, with the fourth quarter revenues and earnings usually less than the third quarter revenues and earnings but higher than the second quarter revenues and earnings.

Variability—In addition to seasonality, we are dependent on large construction projects, which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions and client requirements. Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter-to-quarter. Results from one quarter may not be indicative of its financial condition or operating results for any other quarter or for an entire year.

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

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of Primoris, our wholly-owned subsidiaries and the noncontrolling interests of the Blythe, Carlsbad and Wilmington joint ventures, which are VIEs for which we are the primary beneficiary as determined under the provisions of ASC 810.  All intercompany balances and transactions have been eliminated in consolidation.

Reclassification—Certain previously reported amounts have been reclassified to conform to the current year presentation.

Use of estimates—The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a construction contractor, we use estimates for costs to complete construction projects and the contract value of certain construction projects.  These estimates have a direct effect on gross profit as reported in these consolidated financial statements. Actual results could materially differ from our estimates.

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

Consequently, we have significant working capital invested in assets that may have a liquidation period extending beyond one year. We have claims receivable and retention due from various customers and others that are currently in dispute, the realization of which is subject to binding arbitration, final negotiation or litigation, all of which may extend beyond one calendar year.

Cash and cash equivalents—We consider all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

Short-term investments—We classify as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as trading and are recorded at fair value using the first-in, first-out method. Our short-term investments are generally short-term dollar-denominated bank deposits, U.S. Treasury Bills and marketable equity securities.

Customer retention deposits— In some state jurisdictions, customer retention deposits consist of contract retention payments made by customers into bank escrow cash accounts as required. Investments for these amounts are limited to highly graded U.S. and municipal government debt obligations, investment grade commercial paper and CDs, which limits credit risk on these balances. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms.

Inventory and uninstalled contract materials—Inventory consists of expendable construction materials and small tools that will be used in construction projects and is valued at the lower of cost, using first-in, first-out method, or net realizable value.  Uninstalled contract materials are certain job specific materials not yet installed, primarily for highway construction projects, which are valued using the specific identification method relating the cost incurred to a specific project.  We are able to invoice a state agency for the materials, but in most cases title does not pass to the state agency until the materials are installed.

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

Contingent Earnout Liabilities—As part of certain acquisitions, we agreed to pay cash to certain sellers upon meeting specific operating performance targets for specified periods subsequent to the acquisition date.  Each quarter, we evaluate the fair value of the estimated contingency and record a non-operating charge for the change in the fair value.  Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.   See Note 3 — “Fair Value Measurements” for further discussion.

Goodwill and other intangible assets—We account for goodwill in accordance with ASC 350 “Intangibles — Goodwill and Other”.  Under ASC 350, goodwill is subject to an annual impairment test, which we perform as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill. We can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary.  Typically, however, we use the two-step impairment test outlined in ASC 350.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination was determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill

During the third quarter of 2016, we made a decision to divest our Texas heavy civil business unit, a division of Primoris Heavy Civil within the Civil segment.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue operating the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit. In accordance with ASC 350, the planned divestiture triggered an analysis of the goodwill at Primoris Heavy Civil, resulting in a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

In the fourth quarter of 2015, an impairment expense of $0.4 million was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is part of the Power Segment.

There was no impairment of goodwill for the year ended December 31, 2017.

Income tax—Current income tax expense is the amount of income taxes expected to be paid for the financial results of the current year. A deferred tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC 740. The difference between a tax position taken or expected to be taken on our income tax returns and the benefit recognized on our financial statements is referred to as an unrecognized tax benefit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Staff Accounting Bulletin (“SAB”) 118 provides guidance on accounting for uncertainties of the effects of the Tax Cuts and Jobs Act (the “Tax Act”).  Specifically, SAB 118 allows companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” similar to that used when accounting for business combinations.

As a result of the Tax Act, we remeasured deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the period ended December 31, 2017. This tax benefit is a provisional estimate that could be revised once we finalize our deductions for tax depreciation and executive compensation accruals. We may also revise our estimate based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.

Comprehensive income—We account for comprehensive income in accordance with ASC 220 “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). During the reported periods, we had no other comprehensive income.

Foreign operations—At December 31, 2017, we had operations in Canada with assets aggregating approximately $12.7 million, compared to $11.8 million at December 31, 2016.  The Canadian operations had revenues of $8.3 million and a loss before tax of $0.3 million for the year ended December 31, 2017; revenues of $11.2 million and income before tax of $0.8 million for the year ended December 31, 2016, and revenues of $17.8 million and income before tax of $0.3 million for the year ended December 31, 2015.

Functional currencies and foreign currency translation— We use the United States dollar as our functional currency for the Canadian operations of OnQuest Canada, as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. Since these factors may change, we periodically assess our position with respect to the functional currency of our foreign subsidiary. Non-monetary balance sheet items and gain, expense and loss accounts are valued using historical rates.  All other items are remeasured using the current exchange rate in effect at the balance sheet date. Foreign exchange gains of $0.2 million and $0.2 million in 2017 and 2016, respectively, and losses of $0.8 million in 2015 are included in the “Foreign exchange gain (loss)” line of the Consolidated Statements of Income.

Partnerships and joint ventures  — As is normal in the construction industry, we are periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  Our ownership can vary from a small noncontrolling ownership to a significant ownership interest.  We evaluate each partnership or joint venture to determine whether the entity is considered a VIE as defined in ASC 810, and if a VIE, whether we are the primary beneficiary of the VIE, which would require us to consolidate the VIE with our financial statements.  When consolidation occurs, we account for the interests of the other parties as a noncontrolling interest and discloses the net income attributable to noncontrolling interests. See Note 12 — “Noncontrolling Interests" for further information.

Equity method of accounting— We account for our interest in an investment using the equity method of accounting per ASC 323 if we are not the primary beneficiary of a VIE or do not have a controlling interest. The investment is recorded at cost and the carrying amount is adjusted periodically to recognize our proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  We record the effect of any impairment or an other than temporary decrease in the value of its investment.

In the event a partially owned equity affiliate were to incur a loss and our cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and our proportionate share of further losses would not be recognized unless we committed to provide further financial support to the affiliate. We would resume application of the equity method once the affiliate became profitable and our proportionate share of the affiliate’s earnings equals our cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

Cash concentration—We place our cash in short term U.S. Treasury bonds and certificates of deposit (“CDs”). At December 31, 2017 and 2016, we had cash balances of $170.4 million and $135.8 million, respectively.  At December 31, 2017, the $170.4 million cash balance consisted of $155.4 million in U.S. Treasury bill funds, backed by the federal government, and the remaining $15.0 million are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.  At December 31, 2016, the $135.8 million cash balance consisted of $100.5 million held in U.S. Treasury bill funds and $35.3 million with high credit quality financial institutions. Cash balances associated with VIEs, which totaled $60.3 million and $7.0 million as of December 31, 2017 and December 31, 2016, respectively, are not available for general corporate purposes.

Collective bargaining agreements—Approximately 52% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2017. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 97 collective bargaining agreements to which we are a party to, 75 will require renegotiation during 2018.  We have not had a significant work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries are signatories to collective bargaining agreements.  These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if we were to withdraw from an agreement, we would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 13 — “Commitments and Contingencies”.  We have no plans to withdraw from any other agreements.

Worker’s compensation insurance—We self-insure worker’s compensation claims to a certain level. We maintained a self-insurance reserve totaling $18.5 million and $18.8 million at December 31, 2017 and 2016, respectively. The amount is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred.  Future payments may materially differ from the reserve amounts.

Fair value of financial instruments—The consolidated financial statements include financial instruments for which the fair value may differ from amounts reflected on a historical basis. Our financial instruments consist of cash, accounts receivable, short-term investments, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair market value based on their short-term nature.  The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The fair value of financial instruments is measured and disclosure is made in accordance with ASC 820, “Fair Value Measurements and Disclosures”.

Revenue recognition—We generate revenue under a range of contracting options, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price, using the percentage-of-completion method. For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily based on contractual terms. Generally, time and material and cost reimbursable contract revenues are recognized on an input basis, based on labor hours incurred and on purchases made.

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

To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts as changes in accounting estimates in the period in which the revisions are identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “accrued loss provision” which is included in the accrued expenses and other current liabilities amount on the balance sheet. For contract revenue recognized under the percentage-of-completion method, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods. The provision for estimated losses on uncompleted contracts was $10.1 million and $12.8 million at December 31, 2017 and 2016, respectively.

We consider unapproved change orders to be contract variations for which customers have not agreed to both scope and price.  Costs associated with unapproved change orders are included in the estimated cost to complete and are treated as project costs as incurred. We will recognize a change in contract value if we believe it is probable that the contract price will be adjusted and can be reliably estimated.  Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers.

We consider claims to be amounts we seek, or will seek, to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays.  Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.  Claims are included in revenue to the extent we have a reasonable legal basis, the related costs have been incurred, realization is probable, and amounts can be reliably estimated.  Revenue in excess of contract costs from claims is recognized after an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At December 31, 2017, we had unapproved change orders and claims included in the expected contract value that totaled approximately $67.8 million. These claims were in the process of being negotiated in the normal course of business. Approximately $56.7 million of unapproved change orders and claims had been recognized as revenue on a cumulative percentage-of-completion basis through December 31, 2017.

In all forms of contracts, we estimate the collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as revenues, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work. In these situations, we may choose to defer recognition of a portion of the revenue until the client pays for the services.

The caption “Costs and estimated earnings in excess of billings” in the Consolidated Balance Sheets represents unbilled receivables which arise when revenues have been recorded but the amount will not be billed until a later date.  Balances represent:  (a) unbilled amounts arising from the use of the percentage-of-completion method of accounting which may not be billed under the terms of the contract until a later date or project milestone; (b) incurred costs to be billed under cost reimbursable type contracts, including amounts arising from routine lags in billing; or (c) the revenue associated with unapproved change orders or claims when realization is probable and amounts can be reliably estimated.  For those contracts in which billings exceed contract revenues recognized to date, the excess amounts are included in the caption “Billings in excess of costs and estimated earnings”.

In accordance with applicable terms of certain construction contracts, retainage amounts may be withheld by customers until completion and acceptance of the project.  Some payments of the retainage may not be received for a significant period after completion of our portion of a project.  In some jurisdictions, retainage amounts are deposited into an escrow account.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs.  As discussed in the “Revenue recognition” section above, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability, otherwise, we use the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2017 and 2016 was $0.5 million and $1.0 million, respectively.

Significant revision in contract estimates  —  Revenue recognition is based on the percentage-of-completion method for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process at the end of the prior year, there can be a difference in revenues and profits that would have been recognized in the prior year, had current year estimates of costs to complete been known at the end of the prior year.

The following table presents the approximate financial impact of the changes in estimates that would have been reflected in the prior years had the revised estimates been applied to the particular year (in thousands):

	Net impact of change in estimate
	for the years ended December 31,
	2017	2016	2015
Revised estimates in 2017 that impact 2016	$6,435	$(6,435)	$—
Revised estimates in 2016 that impact 2015	—	1,685	(1,685)
Revised estimates in 2015 that impact 2014	—	—	(1,540)
Net impact to gross margin	$6,435	$(4,750)	$(3,225)
EPS impact to year	$0.09	$(0.05)	$(0.04)

During the third quarter 2016, we settled a dispute with a customer on collection of a receivable of $17.9 million, receiving $38.0 million in cash.  Prior to settlement, we recorded revenues with zero margin.  We recognized the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

In October 2016, we announced that we planned to divest our Texas heavy civil business unit, which operates as a division of Primoris Heavy Civil.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue operating the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit. As a result of the planned divestiture, we recorded a charge of $37.3 million during the third quarter of 2016. This charge includes a reduction of the expected profitability of certain projects in the Belton, Texas area for the division and a reduction of costs and estimated earnings in excess of billings and an increase to the reserve for anticipated job losses.

The settlement of the disputed project and the charge related to the planned divestiture were not included in the table above.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues; however, the group that comprise the top ten customers varies from year to year. See Note 15 — “Customer Concentrations” for further discussion.

Property and equipment—Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, usually ranging from three to thirty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating income.

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an analysis to determine if impairment exists.  The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2017 and 2016, our management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”).  Detailed discussion of shares issued under the Equity Plan are included in Note 18 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 22—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units to executives, issuance of stock to certain senior managers and executives and issuances of stock to non-employee members of the Board of Directors.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016 and 2017. The new standard is effective for reporting periods beginning after December 15, 2017. The new standard will supersede all current revenue recognition standards and guidance.  Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The standard permits the “modified retrospective method”, which requires prospective application of the new standard as a cumulative-effect adjustment. We will adopt this new standard using the modified retrospective method, which requires a cumulative-effect adjustment to retained earnings as of the date of adoption, if material.  The adoption will only apply to customer contracts that are not substantially complete as of January 1, 2018.

We have substantially completed our evaluation of the impact of adopting the standard on our financial position, results of operations, cash flows and related disclosures.  Based on our evaluation, the cumulative impact of adopting Topic 606 is expected to be immaterial and will not require an adjustment to retained earnings.  The impact to our results is not material because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current percentage of completion revenue recognition model.

We do not expect the new standard to materially affect the timing and amount of total revenue that can be recognized over the life of a construction project; however, the revenue recognized on a quarterly basis during the construction period may change. We believe that Topic 606 is likely to be more impactful to certain of our lump sum projects as a result of the following required changes from our current practices:

•

Performance obligations – Topic 606 requires a review of contracts and contract modifications to determine whether there are multiple performance obligations.  Each separate performance obligation must be accounted for as a distinct project, which could impact the timing of revenue recognition.  In connection with our evaluation, we discovered limited cases of multiple performance obligations which had minimal impact on revenue recognized to date.

•

Variable consideration – In accordance with Topic 606, revenue recognition must account for variable consideration, including potential liquidated damages and customer discounts. We generally assess the impact of liquidated damages as an estimated cost of the project.  The adoption of the new standard may affect the timing of the recognition of revenue for both liquidated damages and discounts.

We do not expect Topic 606 to have a material impact on our Consolidated Balance Sheets, though we expect certain reclassifications among financial statement accounts to align with the new standard.  We also expect significant expanded disclosures relating to revenue recognized during each period.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018. We have already revised our credit agreements to address the impact of ASU 2016-02 and are currently evaluating other impacts of adopting the standard on our financial position, results of operations, cash flows, and related disclosures. See Note 13 — “Commitments and Contingencies”  for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting”. The ASU modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments by requiring that excess tax benefits or deficiencies be included in the income statement rather than in equity. Additionally, the tax benefits for dividends on share-based payment awards will also be reflected in the income statement. As a result of these modifications, the ASU requires that the tax-related cash flows resulting from share-based payments will be shown on the cash flow statement as operating activities rather than as financing activities. We adopted the ASU as of January 1, 2017, and it did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We do not expect the adoption of ASU 2017-01 to have any impact on our financial position, results of operations or cash flows.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. We do not expect the adoption of ASU 2017-04 to have an impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The amendments in the ASU provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, “Compensation — Stock Compensation”.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of ASU 2017-09 to have an impact on our financial position, results of operations or cash flows

Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

Note 3—Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements.  ASC 820 addresses fair value GAAP for financial assets and financial liabilities that are remeasured and reported at fair value at each reporting period and for non-financial assets and liabilities that are remeasured and reported at fair value on a non-recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements at Reporting Date
			Significant
	Amount	Quoted Prices	Other	Significant
	Recorded	in Active Markets	Observable	Unobservable
	on Balance	for Identical Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2017:
Cash and cash equivalents	$170,385	$170,385	$—	$—
Liabilities as of December 31, 2017:
Contingent consideration	$716	$—	$—	$716

Assets as of December 31, 2016:
Cash and cash equivalents	$135,823	$135,823	$—	$—
Liabilities as of December 31, 2016:
None

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The following table provides changes to our contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2017 and 2016 (in thousands):

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2017	2016
Beginning balance, January 1,	$—	$—
Florida Gas Contractors acquisition	1,200	—
Change in fair value of contingent consideration liability during year	(484)	—
Ending balance, December 31,	$716	$—

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in our Statement of Income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Selling, general and administration expense” for the change in the fair value of the liability from the prior period.

The May 2017 acquisition of Florida Gas Contractors included an earnout of $1.5 million payable in May 2018, contingent upon meeting certain performance targets. The estimated fair value of the contingent consideration on the acquisition date was $1.2 million. Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration in the fourth quarter of 2017 related to the FGC performance target contemplated in their purchase agreement, and decreased the liability by $0.5 million with a corresponding increase in non-operating income.

We paid $5.0 million to the sellers of Q3C in March 2015 based on achievement of their operating performance targets each year, as outlined in the purchase agreement.

Note 4—Business Combinations

2017 Acquisitions

On May 26, 2017, we acquired certain assets of Florida Gas Contractors, a utility contractor specializing in underground natural gas infrastructure, for approximately $33.0 million in cash.  In addition, the sellers could receive a contingent earnout amount of up to $1.5 million over a one-year period ending May 26, 2018, based as of the achievement of certain operating targets.  The estimated fair value of the potential contingent consideration on the acquisition date was $1.2 million.  FGC operates in the Utilities segment and expands our presence in the Florida and Southeast markets.  The purchase was accounted for using the acquisition method of accounting.  During the fourth quarter of 2017, we finalized the estimate of fair value of the acquired assets of FGC, which included $4.8 million of fixed assets; $3.3 million of working capital; $9.1 million of intangible assets; and $17.0 million of goodwill. In connection with the FGC acquisition, we also paid $3.5 million to acquire certain land and buildings.  Intangible assets primarily consist of customer relationships.  Goodwill associated with the FGC acquisition principally consists of expected benefits from providing expertise for our construction efforts in the underground utility business as well as the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce that FGC provides to us.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.  From the acquisition date through December 31, 2017, FGC contributed revenues of $15.5 million and gross margin of $3.8 million.

On May 30, 2017, we acquired certain engineering assets for approximately $2.3 million in cash which further enhances our ability to provide quality service for engineering and design projects.  The purchase was accounted for using the acquisition method of accounting.  The allocation of the total purchase price consisted of $0.2 million of fixed assets and $2.1 million of intangible assets. Intangible assets primarily consist of customer relationships. The operations of this acquisition were fully integrated into our operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenues and gross profit included in the Consolidated Statements of Income.

On June 16, 2017, we acquired certain assets and liabilities of Coastal Field Services for approximately $27.5 million in cash.  Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry.  Coastal operates in the Pipeline segment and increases our market share in the Gulf Coast energy market.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.0 million of fixed assets; $4.6 million of working capital; $9.9 million of intangible assets; $9.3 million of goodwill; and $0.3 million of long-term capital leases. We continue to assess the final cutoff data and expect to finalize the estimate of fair value of the acquired assets of Coastal during 2018. Intangible assets primarily consist of customer relationships and tradename. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for our expansion of services in the pipeline construction and maintenance business. Goodwill also includes the value of the assembled workforce that Coastal provides to us. Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.  From the acquisition date through December 31, 2017, Coastal contributed revenues of $17.9 million and gross margin of $3.2 million.

2016 Acquisitions

On January 29, 2016, we acquired certain assets and liabilities of Mueller Concrete Construction Company for $4.1 million. The purchase was accounted for using the acquisition method of accounting. During the second quarter of 2016, we finalized the estimate of fair value of the acquired assets of Mueller, which included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller operates within the Utilities segment.  Goodwill largely consists of expected benefits from providing foundation expertise for our construction efforts in underground line work, substations and telecom/fiber.  Goodwill also includes the value of the assembled workforce that Mueller provides to our business.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.  The operations of Mueller were fully integrated into our operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenues and gross profit included in the Consolidated Statements of Income.

On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc., consisting of specialty directional drilling and tunneling equipment for $13.4 million in cash. We determined this purchase did not meet the definition of a business as defined under ASC 805. The estimated fair value of the equipment was equal to the purchase price.  We believe the purchase of the equipment will aid in our pipeline construction projects and enhance the work provided to our utility clients. Pipe Jacking operations are included in the Pipeline segment.

On November 18, 2016, we acquired certain assets and liabilities of Northern Energy & Power for $6.9 million.  Northern operates in the Power segment and serves the renewable energy sector with a specific focus on solar photovoltaic installations in the United States.  The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2017, we finalized our estimated fair value of the acquired assets of Northern, which resulted in a $0.1 million reduction in goodwill compared to amounts previously recorded.  The allocation of the total purchase price included $3.0 million of intangible assets, $3.7 million of goodwill and $0.1 million of fixed assets.  Intangible assets consist of customer relationships.  Goodwill is derived from the expected benefits of services in the renewable energy sector with a specific focus on Solar Photovoltaic installations in the United States. Goodwill also includes the value of the assembled workforce that Northern provides to our business.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period. For the year ended December 31, 2017, Northern contributed revenues of $19.1 million and gross profit of $1.1 million. From the acquisition date through December 31, 2016, Northern contributed revenues of $2.0 million and gross margin of $0.6 million.

2015 Acquisitions

On February 28, 2015, we acquired the net assets of Aevenia, Inc. (“Aevenia”) for $22.3 million in cash, which operates as part of our Utilities segment.  The acquisition provides electrical construction expertise and provides a greater presence and convenient access to the central plains area of the United States. The purchase was accounted for using the acquisition method of accounting.  The allocation of the total purchase price consisted of $11.2 million of fixed assets; $2.1 million of working capital; $3.8 million of intangible assets; and $5.2 million of goodwill. Goodwill largely consists of expected benefits from providing electrical construction expertise for us and the greater presence and convenient access to the central plains area of the United States. Goodwill also includes the value of the assembled workforce that Aevenia provides to our business. For the year ended December 31, 2017, Aevenia contributed revenues of $24.5 million and gross profit of $1.4 million. For the year ended December 31, 2016, Aevenia contributed revenues of $26.4 million and gross profit of $1.0 million.  From the acquisition date through December 31, 2015, Aevenia contributed revenues of $23.7 million and gross margin of $2.4 million.

Summary of Cash Paid for Acquisitions

The following table summarizes the cash paid for acquisitions under ASC 805 for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year ended December 31,
	2017		2016	2015
Coastal — purchased June 16, 2017	$27,519		$—	$—
Engineering — purchased May 30, 2017	2,315		—	—
Florida Gas — purchased May 26, 2017	36,492		—	—
Northern — purchased November 18, 2016	(121)	*	6,889	—
Mueller — purchased January 29, 2016			4,108	—
Aevenia — purchased February 28, 2015	—		—	22,302
Cash paid	$66,205		$10,997	$22,302

*  In the second quarter of 2017, we finalized the estimated fair value of the Northern acquisition, which resulted in receipt of $0.1 million in cash and a reduction in goodwill.

Schedule of Assets Acquired and Liabilities Assumed

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

	Year ended December 31,
	2017	2016	2015
	Acquisitions	Acquisitions	Acquisitions
Accounts receivable	$10,721	$1,606	$2,734
Costs and estimated earnings in excess of billings	580	—	—
Inventory and other assets	2,352	64	1,476
Property, plant and equipment	12,402	2,133	11,173
Intangible assets	21,125	3,000	3,850
Goodwill	26,269	5,781	5,152
Accounts payable	(3,380)	(726)	(743)
Billings in excess of costs and estimated earnings	(447)	—	—
Accrued expenses	(2,096)	(861)	(1,340)
Total	$67,526	$10,997	$22,302

Identifiable Tangible Assets.  For each of the acquisitions, significant identifiable tangible assets acquired include accounts receivable, inventory and fixed assets, consisting primarily of construction equipment. We determined that the recorded value of accounts receivable and inventory reflect fair value of those assets. We estimated the fair value of fixed assets on the effective dates of the acquisitions using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  We generally use the assistance of an independent third party valuation specialist to estimate the fair value of the intangible assets acquired for the acquisitions.  Based on our assessment, the acquired intangible asset categories, average amortization periods, generally on a straight-line basis, and fair values are as follows (in thousands):

	Amortization	2017	2016	2015
	Period	Fair Value	Fair Value	Fair Value
Tradename	1 to 3 years	$2,150	$—	$—
Non-compete agreements	2 to 5 years	550	—	1,350
Customer relationships	5 to 10 years	18,150	3,000	2,500
Other	3 years	275	—	—
Total		$21,125	$3,000	$3,850

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

Supplemental Unaudited Pro Forma Information

The following pro forma information for the twelve months ended December 31, 2017 and 2016 presents our results of operations as if the 2017 acquisitions of FGC and Coastal and the 2016 acquisitions of Mueller and Northern had occurred at the beginning of 2016.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 28.2% and 44.2% for the years ended December 31, 2017 and 2016, respectively.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January 1, 2016. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisitions (in thousands):

	Year Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$2,406,062	$2,092,872
Income before provision for income taxes	$107,055	$57,280
Net income attributable to Primoris	$73,626	$31,415

Weighted average common shares outstanding:
Basic	51,481	51,762
Diluted	51,741	51,989

Earnings per share:
Basic	$1.43	$0.61
Diluted	$1.42	$0.60

Note 5—Accounts Receivable

The following is a summary of accounts receivable at December 31 (in thousands):

	2017	2016
Contracts receivable, net of allowance for doubtful accounts of $480 at December 31, 2017 and $1,030 at December 31, 2016, respectively	$286,113	$340,871
Retention receivable	66,586	46,394
	352,699	387,265
Other accounts receivable	5,476	735
	$358,175	$388,000

Note 6—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

	2017	2016
Costs incurred on uncompleted contracts	$6,040,678	$5,391,124
Gross profit recognized	519,173	456,871
	6,559,851	5,847,995
Less: billings to date	(6,558,793)	(5,821,983)
	$1,058	$26,012

This amount is included under the following captions in the accompanying Consolidated Balance Sheets at December 31 (in thousands):

	2017	2016
Costs and estimated earnings in excess of billings	$160,092	$138,618
Billings in excess of cost and estimated earnings	(159,034)	(112,606)
	$1,058	$26,012

Note 7—Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2017	2016	Useful Life
Land and buildings	$82,755	$56,878	Buildings 30 Years
Leasehold improvements	12,601	12,147	Lease Life
Office equipment	8,888	8,083	3 - 5 Years
Construction equipment	392,454	368,241	3 - 7 Years
Transportation equipment	101,855	98,113	3 - 18 Years
Construction in progress	16,336	2,321
	614,889	545,783
Less: accumulated depreciation and amortization	(303,112)	(268,437)
Property and equipment, net	$311,777	$277,346

Note 8—Goodwill and Intangible Assets

The change in goodwill by segment for 2017 and 2016 was as follows (in thousands):

	Power	Pipeline	Utilities	Civil	Total
Balance at January 1, 2016	$20,731	$42,252	$18,312	$42,866	$124,161
Goodwill acquired during the year	3,781	—	2,000	—	5,781
Goodwill impairment	—	—	—	(2,716)	(2,716)
Balance at December 31, 2016	$24,512	$42,252	$20,312	$40,150	$127,226
Goodwill acquired during the year	—	9,269	17,000	—	26,269
Purchase price allocation adjustments	(121)	—	—	—	(121)
Balance at December 31, 2017	$24,391	$51,521	$37,312	$40,150	$153,374

During the third quarter of 2016, we made a decision to divest our Texas heavy civil business unit, a division of Primoris Heavy Civil within the Civil segment.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue operating the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.  We will aggressively pursue claims for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected. In accordance with ASC 350, the planned divestiture triggered an analysis of the goodwill at Primoris Heavy Civil, resulting in a pretax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

In the fourth quarter of 2015, an impairment expense of $0.4 million was recorded relating to the goodwill attributed to Cardinal Contractors, Inc., which is part of the Power Segment.

There was no impairment of goodwill for the year ended December 31, 2017.

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis, at December 31 (in thousands):

		December 31, 2017		December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename	9 years	$32,175	$(22,238)	$30,485	$(18,733)
Customer relationships	10 years	49,900	(16,338)	33,579	(13,439)
Non-compete agreements	5 years	1,900	(820)	2,250	(1,301)
Other	3 years	275	(54)	—	—
		$84,250	$(39,450)	$66,314	$(33,473)

Amortization expense of intangible assets was $8.7 million, $6.6 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the second quarter of 2017, we recorded a $0.5 million impairment charge related to our tradename intangible assets. Estimated future amortization expense for intangible assets as of December 31, 2017 is as follows (in thousands):

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2018	$9,541
2019	9,193
2020	6,442
2021	5,203
2022	4,048
Thereafter	10,373
$44,800

Note 9—Accounts Payable and Accrued Liabilities

At December 31, 2017 and 2016, accounts payable included retention amounts of approximately $13.5 million and $10.6 million, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31 (in thousands):

	2017	2016
Payroll and related employee benefits	$45,708	$43,768
Insurance, including self-insurance reserves	47,256	42,546
Reserve for estimated losses on uncompleted contracts	10,067	12,801
Corporate income taxes and other taxes	2,843	3,368
Other	5,513	5,523
	$111,387	$108,006

Note 10—Capital Leases

We lease vehicles and certain equipment under capital leases. The economic substance of the leases is as a financing transaction for acquisition of the vehicles and equipment, and accordingly, the leases  are recorded as assets and liabilities. Included in depreciation expense is depreciation of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.

At December 31, 2017, total assets under capital leases were $3.1 million, accumulated depreciation was $1.9 million, and the net book value was $1.2 million. For 2016, total assets under capital leases were $2.5 million, accumulated depreciation was $2.3 million, and the net book value of assets was $0.2 million.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31 (in thousands):

2018	$134
2019	98
2020	90
2021	11
2022	—
Total minimum lease payments	$333
Amounts representing interest	(5)
Net present value of minimum lease payments	328
Less: current portion of capital lease obligations	(132)
Long-term capital lease obligations	$196

Note 11—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

Commercial Notes Payable and Mortgage Notes Payable

	2017	2016
Commercial equipment notes	$165,532	$161,148
Mortgage notes	11,242	7,564
Revolving credit facility	—	—
Senior secured notes	82,143	92,858
Total debt	258,917	261,570
Unamortized debt issuance costs	(102)	(231)
Total debt, net	$258,815	$261,339
Less: current portion	(65,464)	(58,189)
Long-term debt, net of current portion	$193,351	$203,150

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2018	$65,464
2019	62,014
2020	50,755
2021	33,939
2022	24,144
Thereafter	22,601
$258,917

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2017, interest rates ranged from 1.78% to 3.51% per annum and maturity dates range from June 15, 2018 to December 15, 2022. The notes are secured by certain construction equipment.

We also entered into two secured mortgage notes payable to a bank in December 2015 totaling $8.0 million, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

During 2017, we acquired three properties from a related party and assumed mortgage notes secured by the properties totaling $4.2 million, with interest rates of 5.0% per annum and maturity dates of October 1, 2038.

Revolving Credit Facility

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The termination date of the Credit Agreement is September 29, 2022. We capitalized $0.6 million of debt issuance costs during the third quarter of 2017 that is being amortized as interest expense over the life of the Credit Agreement.

The principal amount of any loans under the Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on our senior debt to EBITDA ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent). Non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

The Credit Agreement includes customary restrictive covenants for facilities of this type, as discussed below.

Commercial letters of credit outstanding were $19.5 million at December 31, 2017.  Other than commercial letters of credit, there were no borrowings under the Credit Agreement or the previous credit agreement during the twelve months ended December 31, 2017, and available borrowing capacity at December 31, 2017 was $180.5 million.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, we entered into a $50.0 million Senior Secured Notes purchase (“Senior Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among us, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”). On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the next three year period ending June 3, 2018 (“Additional Senior Notes”).

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

On July 25, 2013, we drew $25.0 million available under the Notes Agreement.  The notes are due July 25, 2023 and bear interest at an annual rate of 3.85% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from July 25, 2017 with a final payment due on July 25, 2023.

On November 9, 2015, we drew $25.0 million available under the Additional Senior Notes Agreement.  The notes are due November 9, 2025 and bear interest at an annual rate of 4.6% paid quarterly in arrears.  Seven annual principal payments of $3.6 million are required from November 9, 2019 with a final payment due on November 9, 2025.

Loans made under both the Credit Agreement and the Notes Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders and Noteholders for all amounts under the Credit Agreement and Notes Agreement.

Both the Credit Agreement and the Notes Agreement contain various restrictive and financial covenants including, among others, senior debt/EBITDA ratio and debt service coverage requirements. In addition, the agreements include restrictions on investments, change of control provisions and provisions in the event we dispose more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement and Notes Agreement at December 31, 2017.

Canadian Credit Facility

We have a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2017, letters of credit outstanding totaled $0.5 million in Canadian dollars.  At December 31, 2017, the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2017, OnQuest Canada, ULC was in compliance with the covenant.

Note 12 — Noncontrolling Interests

We are currently participating in two joint ventures, each of which operates in the Power segment. Both joint ventures have been determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, no tax effect was recognized for the income.  The net assets of the joint ventures are restricted for use by the specific project and are not available for our general operations.

The Carlsbad joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Revenues	$110,669	$7,254	$2,887
Net income attributable to noncontrolling interests	1,780	325	172

The Carlsbad joint venture made no distributions to the partners and we made no capital contributions to the Carlsbad joint venture during the years ending December 31, 2017 and 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Consolidated Balance Sheets at December 31 as follows (in thousands):

	2017	2016
Cash	$44,308	$4,630
Accounts receivable	$15,343	$—
Costs and estimated earnings in excess of billings	$—	$124
Billings in excess of costs and estimated earnings	$42,743	$3,426
Accounts payable	$12,352	$286
Due to Primoris	$—	$46

The Wilmington joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Revenues	$31,638	$19,781	$1,364
Net income attributable to noncontrolling interests	2,716	677	48

The Wilmington joint venture made no distributions to the partners and we made no capital contributions to the Wilmington joint venture during the years ending December 31, 2017 and 2016. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in our Consolidated Balance Sheets at December 31 as follows (in thousands):

	2017	2016
Cash	$15,948	$2,415
Accounts receivable	$598	$4,242
Billings in excess of costs and estimated earnings	$1,480	$2,572
Accounts payable	$759	$602
Due to Primoris	$7,428	$2,035

We participated in the Blythe joint venture created for the installation of a parabolic trough solar field and steam generation system in California, which was also determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations. The Blythe joint venture project was completed; the project warranty expired in May 2015 and dissolution of the joint venture was completed in the third quarter 2015. Revenues and net income attributable to the joint venture were immaterial in 2015.

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in our Consolidated Balance Sheets( in thousands):

	Joint Venture	Consolidated
At December 31, 2017	Amounts	Amounts
Cash	$60,256	$170,385
Accounts receivable	$15,941	$358,175
Accounts payable	$13,111	$140,943
Billings in excess of costs and estimated earnings	$44,223	$159,034

At December 31, 2016
Cash	$7,045	$135,823
Accounts receivable	$4,242	$388,000
Costs and estimated earnings in excess of billings	$124	$138,618
Accounts payable	$888	$168,110
Billings in excess of costs and estimated earnings	$5,998	$112,606

Note 13—Commitments and Contingencies

Leases—We lease certain property and equipment under non-cancelable operating leases, which expire at various dates through 2024.  The leases require us to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC 840 “Leases”.

The future minimum lease payments required under non-cancelable operating leases are as follows (in thousands):

For the Years Ending	Real		Total
December 31,	Property	Equipment	Commitments
2018	$5,027	$13,581	$18,608
2019	3,900	9,314	13,214
2020	2,464	5,563	8,027
2021	1,428	2,667	4,095
2022	331	11	342
Thereafter	—	—	—
	$13,150	$31,136	$44,286

Total lease expense during the years ended December 31, 2017, 2016 and 2015 was $25.5 million, $22.5 and $21.8 million, respectively.

Withdrawal liability for multiemployer pension plan— In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2017 and 2016 was $4.7 million and $5.7 million, respectively. We expect to pay the remaining liability balance during 2018, and have no plans to withdraw from any other labor agreements.

NTTA settlement—On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million.  We will use our settlement obligation to pay for a third-party contractor approved by the NTTA.  In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount.  During 2017, we increased our liability by $1.9 million. As of December 31, 2017, we have spent $3.7 million for remediation.  At December 31, 2017, our remaining accrual balance was $15.2 million.

Litigation—We have been engaged in dispute resolution to collect money we believe we are owed for one construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenues during the construction period for the project.

For the project, a cost reimbursable contract, we have recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Billings in excess of costs and estimated earnings.”  At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the second quarter of 2018.

We had been engaged in dispute resolution to collect money we believed was owed to us for another construction project completed  in 2014. During the third quarter 2016, we settled the dispute with an exchange of general releases and receipt of $38.0 million in cash.  We changed our zero estimate of profit and accounted for the settlement as a change in accounting estimate which resulted in recognizing revenues of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

We are subject to other claims and legal proceedings arising out of our business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss.

Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a materially adverse effect on our consolidated results of operations, financial condition or cash flow.

SEC Inquiry—We have been cooperating with an inquiry by the staff of the Securities and Exchange Commission which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, we are unable to predict when the staff’s inquiry will conclude or the outcome.

Bonding—As of December 31, 2017 and 2016, we had bid and completion bonds issued and outstanding totaling approximately $705.7 million and $680.0 million, respectively.

Note 14—Reportable Segments

Through the end of the year 2016, we segregated our business into three reportable segments: the Energy segment, the East Construction Services segment and the West Construction Services segment. In the first quarter 2017, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our CODM on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Power segment, the Pipeline segment, the Utilities segment, and the Civil segment. Segment information for prior periods has been restated to conform to the new segment presentation.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the new end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

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

The Utilities segment operates primarily in California, the Midwest, and the Southeast regions of the United States and specializes in a range of services, including utility line installation and maintenance, gas and electric distribution, streetlight construction, substation work, and fiber optic cable installation.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenues and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenues

Revenue by segment for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017		2016		2015
		% of		% of		% of
		Total		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Power	$606,125	25.5%	$478,653	24.0%	$466,292	24.2%
Pipeline	465,570	19.5%	401,931	20.1%	299,365	15.5%
Utilities	806,523	33.9%	637,212	31.9%	587,047	30.4%
Civil	501,777	21.1%	479,152	24.0%	576,711	29.9%
Total	$2,379,995	100.0%	$1,996,948	100.0%	$1,929,415	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017		2016		2015
		% of		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Power	$65,675	10.8%	$49,807	10.4%	$53,620	11.5%
Pipeline	92,087	19.8%	68,100	16.9%	24,685	8.2%
Utilities	113,037	14.0%	100,071	15.7%	96,450	16.4%
Civil	7,635	1.5%	(16,671)	(3.5%)	45,118	7.8%
Total	$278,434	11.7%	$201,307	10.1%	$219,873	11.4%

Geographic Region — Revenues and Total Assets

The majority of our revenues are derived from customers in the United States with approximately 1% generated from sources outside of the United States.  At December 31, 2017 and 2016, approximately 1% of total assets were located outside of the United States.

Note 15—Customer Concentrations

We operate in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets primarily throughout the United States.  Typically, the top ten customers in any one calendar year generate revenues in excess of 50% of total revenues and consist of a different group of customers in each year.

During the years ended December 31, 2017, 2016 and 2015, we generated 38.4%, 45.6% and 48.9%, of our revenues, respectively, from the following customers (in thousands):

		2017		2016		2015
Description of Customer's Business	Segment	Amount	Percentage	Amount	Percentage	Amount	Percentage
State DOT	Civil	$222,142	9.3%	$193,049	9.7%	$183,847	9.5%
Public gas and electric utility	Utilities	210,747	8.9%	184,002	9.2%	120,507	6.2%
Private gas and electric utility	Utilities	190,659	8.0%	201,443	10.1%	173,232	9.0%
Chemical/Energy producer	Power/Civil	160,995	6.8%	208,458	10.4%	173,931	9.0%
Pipeline operator	Pipeline	128,182	5.4%	*	*	*	*
Pipeline operator	Pipeline	*	*	123,055	6.2%	*	*
Pipeline operator	Pipeline	*	*	*	*	165,578	8.6%
Gas utility	Utilities	*	*	*	*	127,128	6.6%
		$912,725	38.4%	$910,007	45.6%	$944,223	48.9%

(*)Indicates a customer with less than 5% of revenues during such period.

For the years ended December 31, 2017, 2016 and 2015, approximately 56.4%, 60.4% and 59.4%, respectively, of total revenues were generated from our top ten customers in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2017, approximately 4.3% of our accounts receivable were due from one customer, and that customer provided 8.9% of our revenues for the year ended December 31, 2017. At December 31, 2016, approximately 20.8% of our accounts receivable were due from one customer, and that customer provided 6.2% of our revenues for the year ended December 31, 2016.

Note 16 — Multiemployer Plans

Union Plans—Various subsidiaries are signatories to collective bargaining agreements.  These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements.  The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan.

We contributed $46.9 million, $34.2 million, and $34.3 million, to multiemployer pension plans for the years ended December 31, 2017, 2016 and 2015, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2017 increased from the prior years as a result of an increase in the number of man-hours worked by our union labor.

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

We participate in a number of multiemployer pension plans, and our potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 13—“Commitments and Contingencies,” in 2011 we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  We have no plans to withdraw from any other labor agreements.

During the last three years, we made annual contributions to 78 pension plans.  None of the pension plans that we contributed to in 2017 and 2016 listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  Two of the pension plans that we contributed to in 2015 listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions.  The contribution to one plan was $2.2 million and $0.5 million for the second plan.

Our participation in significant plans for the years ended December 31, 2017, 2016 and 2015 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.  The next column lists the expiration date of our collective bargaining agreement related to the plan. The table follows:

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	Contributions of the Company
Pension Fund Name	Number	2017	2016	Implemented	Imposed	Date	2017	2016	2015

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2016	Green as of February 1, 2015	No	No	5/31/2020	$7,562	$5,373	$5,659

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2016	Green as of January 1, 2015	No	No	5/31/2020	6,050	2,740	3,783

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of January 1, 2016	Red as of January 1, 2015	No	No	5/31/2020	4,658	2,415	3,287

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2016	Green as of January 1, 2015	No	No	9/30/2022	3,219	2,614	2,180

Laborers Pension Trust Fund for Northern California	94-6277608/001	Yellow as of June 1, 2016	Yellow as of June 1, 2015	No	No	6/30/2019	2,945	3,598	3,150

National Pension Fund	52-6152779	Yellow as of July 1 2017	Yellow as of July 1 2016	No	No	9/30/2022	2,548	2,161	2,106

Operating Engineer Trust Funds	95-6032478/001	Yellow as of July 1, 2016	Yellow as of July 1, 2016	No	No	6/30/2019	2,448	1,643	1,401
				Contributions to significant plans			29,430	20,544	21,566
				Contributions to other multiemployer plans			17,505	13,639	12,730

				Total contributions made			$46,935	$34,183	$34,296

Note 17—Company Retirement Plans

401(k) Plan—We provide a 401(k) plan for our employees not covered by collective bargaining agreements. Under the plan, employees are allowed to contribute up to 100% of their compensation, within the Internal Revenue Service (“IRS”) prescribed annual limit.  We make employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions, which vest immediately. We may, at the discretion of our Board of Directors, make an additional profit share contribution to the 401(k) plan. No such contributions were made during 2015 through 2017. Our contributions to the plan for the years ended December 31, 2017, 2016 and 2015 were $4.1 million, $3.9 million, and $3.7 million, respectively.

OnQuest Canada, ULC RRSP-DPSP Plan—We provide a RRSP-DPSP plan (Registered Retirement Saving Plan—Deferred Profit Sharing Plan) for our employees of OnQuest Canada, ULC. There are two components to the plan. The RRSP portion is contributed by the employee, while our portion is paid to the DPSP. Under this plan, we make employer match contributions of 100% of the first 3% and 50% of the next 2% of employee contributions. Employees vest in the DPSP portion after one year of employment. Our contribution to the DPSP during each of the years ended December 31, 2017, 2016 and 2015 was $0.1 million.

We have no other post-retirement benefits.

Note 18—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan (“LTR Plan”) —  We adopted a long-term retention plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Generally, except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by us on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2017 and 2016 was $5.7 million and $4.5 million, respectively.

Participants in the long term retention plan may elect to purchase our common stock at a discounted price.  For bonuses earned in 2017 and 2016, the participants could use up to one sixth of their bonus amount to purchase shares of stock. The purchase price was calculated as 75% of the average market closing price for the month of December 2017 and January 2017, respectively.  The discount is treated as compensation to the participant.

Stock-based compensation —  In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 259,065 Restricted Stock Units (“Units”) to executives under the Equity Plan. The grants were documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.  The table below presents the Units activity for 2017:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2016	149,809	$24.70
Granted	10,000	22.90
Vested	(74,394)	25.53
Balance at December 31, 2017	85,415	23.76

During 2016, 100,553 Units were granted with a weighted-average grant-date fair value per unit of $23.87. There were no Units granted during 2015. The total fair value of Units that vested during 2017, 2016 and 2015 was $1.7 million, $0.6 million and $0.9 million, respectively

At December 31, 2017, a total of 173,650 Units were vested.  The vesting schedule for the remaining Units follows:

Number of Units
For the Years Ending December 31,	to Vest
2018	28,471
2019	51,552
2020	5,392
85,415

Under guidance of ASC 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. For the twelve months ended December 31, 2017, 2016, and 2015, we recognized $1.1 million, $1.6 million, and $1.1 million respectively, in compensation expense.  At December 31, 2017, approximately $1.2 million of unrecognized compensation expense remains for the Units, which will be recognized over a weighted average period of 1.6 years.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which will be accrued as additional Units.  At December 31, 2017, a total of 3,097 Dividend Equivalent Units were accrued.

Note 19—Related Party Transactions

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest of SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the years ended December 31, 2017, 2016 and 2015, we paid $0.2 million, $0.8 million, and $0.8 million, respectively, in lease payments to SIGI for the use of these properties.

We lease properties from other individuals that are current employees. The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 20—Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2017	2016	2015
Current provision (benefit)
Federal	$21,509	$4,726	$26,948
State	3,371	5,423	3,640
Foreign	(188)	92	362
	24,692	10,241	30,950
Deferred provision (benefit)
Federal	1,958	11,560	(7,099)
State	1,219	(727)	155
Foreign	(36)	72	(60)
	3,141	10,905	(7,004)
Change in valuation allowance	600	—	—
Total	$28,433	$21,146	$23,946

A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax impact	2.9%	6.4%	4.2%
Foreign tax credit	0.0%	(0.4)%	(0.5)%
Canadian income tax (benefit) provision	(0.2)%	0.4%	0.5%
Domestic production activities deduction	(2.3)%	(1.1)%	(3.9)%
Nondeductible meals & entertainment	2.8%	5.4%	5.1%
Other items	(0.7)%	(1.5)%	(1.0)%
Effective tax rate excluding the impact of the Tax Act and income attributable to noncontrolling interests	37.5%	44.2%	39.4%
Deferred tax liability remeasurement benefit from the Tax Act	(9.3)%	0.0%	0.0%
Effective tax rate excluding income attributable to noncontrolling interests	28.2%	44.2%	39.4%
Impact of income from noncontrolling interests on effective tax rate	(1.2)%	(0.9)%	(0.2)%
Effective tax rate	27.0%	43.3%	39.2%

Deferred taxes are recognized for temporary differences between the financial reporting bases and tax bases of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income, the length of the tax asset carryforward periods, and tax planning strategies.

SAB 118 provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allows companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” similar to that used when accounting for business combinations.

As a result of the Tax Act, we remeasured deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the period ended December 31, 2017. This tax benefit is a provisional estimate that could be revised once we finalize our deductions for tax depreciation and executive compensation accruals. We may also revise our estimate based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.

The tax effect of temporary differences that give rise to deferred income taxes for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Accrued compensation	$3,323	$5,804
Accrued workers compensation	6,197	9,855
Capital loss carryforward	—	1,077
Foreign tax credit	1,456	1,349
Insurance reserves	2,544	3,248
Loss reserves	2,215	4,841
Pension liability	—	1,979
State income taxes	2,233	2,011
Other	202	288
Total deferred tax assets	18,170	30,452
Deferred tax liabilities
Depreciation and amortization	(30,555)	(38,327)
Prepaid expenses and other	(586)	(1,955)
Total deferred tax liabilities	(31,141)	(40,282)

Valuation allowance	(600)	—

Net deferred tax liabilities	$(13,571)	$(9,830)

As of December 31, 2017, the tax effects of state net operating loss carryforwards were $0.8 million, state tax credit carryforwards were $1.1 million, and foreign tax credit carryforwards were $1.5 million. These carryforwards will begin to expire in 2021, 2025, and 2019, respectively. We determined it is more likely than not that a portion of our deferred tax asset related to foreign tax credits will be not be realized; a valuation allowance of $0.6 million was recorded.

A reconciliation of the beginning and ending and aggregate changes in the gross balances of unrecognized tax benefits for each period is as follows (in thousands):

	2017	2016	2015
Beginning balance	$—	$—	$456
Increases in balances for tax positions taken during the current year	592	—	—
Increases in balances for tax positions taken during prior years	—	—	—
Settlements and effective settlements with tax authorities	—	—	(456)
Lapse of statute of limitations	—	—	—
Total	$592	$—	$—

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

We believe it is reasonably possible that decreases between $0 and $0.1 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation.

Our federal income tax returns are generally no longer subject to examination for tax years before 2014.  The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years.  Accordingly, the tax years 2012 through 2016 remain open to examination by the other taxing jurisdictions in which we operate.

Note 21—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2016 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060

The payment of future dividends is contingent upon our revenues and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 follows (in thousands, except per share amounts):

	2017	2016	2015
Numerator:
Net income attributable to Primoris	$72,354	$26,723	$36,872

Denominator:
Weighted average shares for computation of basic earnings per share	51,481	51,762	51,647
Dilutive effect of shares issued to independent directors	3	3	2
Dilutive effect of restricted stock units (1)	257	224	149
Weighted average shares for computation of diluted earnings per share	51,741	51,989	51,798

Earnings per share attributable to Primoris:
Basic	$1.41	$0.52	$0.71
Diluted	$1.40	$0.51	$0.71

(1)	Represents the effect of the grant of 259,065 shares of Restricted Stock Units and 3,097 vested Dividend Equivalent Units.

Note 22—Stockholders’ Equity

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 51,448,753 and 51,576,442 shares were issued and outstanding as of December 31, 2017 and 2016, respectively. As of December 31, 2017, there were 365 holders of record of our common stock.

We issued 65,429 shares of common stock in 2017, 85,907 shares of common stock in 2016, and 96,828 shares of common stock in 2015 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $1.1 million in 2017, $1.4 million in 2016, and $1.6 million in 2015.  Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price.  The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing price of January 2017. The shares purchased in March 2016 were for bonus amounts earned in 2015, and the number of shares was calculated at 75% of the average closing price of December 2015. The shares purchased in March 2015 were for bonus amounts earned in 2014, and the number of shares was calculated at 75% of the average market price of December 2014. The shares purchased have a six month trading restriction.

We issued shares of common stock under the Equity Plan to the non-employee members of the Board of Directors as part of our quarterly compensation provided to the Directors.  Shares issued were as follows:

•	11,448 shares in August 2017,
•	11,784 shares in February 2017,
•	11,745 shares in August 2016,
•	10,450 shares in February 2016,
•	9,748 shares in August 2015, and
•	8,168 shares in March 2015,

The shares were fully vested upon issuance and have a one-year trading restriction.

As discussed in Note 18—“Deferred Compensation Agreements and Stock-Based Compensation”, the Board of Directors has granted a total of 259,065 shares of Units under the Equity Plan.

At December 31, 2017, there were 1,853,494 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2017.

Share Repurchase Plan

In February 2017, our Board of Directors authorized a $5.0 million share repurchase program under which we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the month of March 2017, we purchased and cancelled 216,350 shares of stock for $5.0 million at an average cost of $23.10 per share.

In August 2016, our Board of Directors authorized a share repurchase program under which we, from time to time and depending on market conditions, share price and other factors, could acquire shares of our common stock on the open market or in privately negotiated transactions up to an aggregate purchase price of $5.0 million.   During the month of December 2016, we purchased and cancelled 207,800 shares of stock for $5.0 million at an average cost of $24.02 per share.

There were no share repurchases authorized in 2015.

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2017, 2016, and 2015.

Warrants

At December 31, 2017, 2016, and 2015 there were no warrants outstanding.

Note 23—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2017
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues	$561,502	$631,165	$608,311	$579,017
Gross profit	55,053	84,483	70,421	68,477
Net income	8,512	22,396	22,134	23,808
Net income attributable to Primoris	7,691	21,545	20,597	22,521

Earnings per share:
Basic earnings per share	$0.15	$0.42	$0.40	$0.44
Diluted earnings per share	$0.15	$0.42	$0.40	$0.44

Weighted average shares outstanding
Basic	51,594	51,437	51,441	51,449
Diluted	51,851	51,688	51,707	51,711

	Year Ended December 31, 2016
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues	$430,446	$456,811	$507,828	$601,863
Gross profit	39,277	43,285	50,129	68,616
Impairment of goodwill	—	—	2,716	—
Net income	2,916	5,287	4,756	14,766
Net income attributable to Primoris	2,693	5,056	4,504	14,470

Earnings per share:
Basic earnings per share	$0.05	$0.10	$0.09	$0.28
Diluted earnings per share	$0.05	$0.10	$0.09	$0.28

Weighted average shares outstanding
Basic	51,725	51,772	51,780	51,771
Diluted	51,881	52,022	52,034	52,021

Note 24—Subsequent Event

On February 21, 2018, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of March 30, 2018, payable on or about April 13, 2018.