Form 10-Q
period 2018-03-31
Primoris Services Corp
filed 2018-05-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

At May 7, 2018, 51,530,572 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents ($68,188 and $ 60,256 related to VIEs. See Note 10)	$134,172	$170,385
Accounts receivable, net	260,920	291,589
Contract assets	262,932	265,902
Note receivable	10,000	—
Prepaid expenses and other current assets	21,694	15,338
Total current assets	689,718	743,214
Property and equipment, net	313,937	311,777
Intangible assets, net	42,376	44,800
Goodwill	153,374	153,374
Other long-term assets	3,042	2,575
Total assets	$1,202,447	$1,255,740
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,956	$140,943
Contract liabilities	137,380	169,101
Accrued liabilities	99,909	102,168
Dividends payable	3,092	3,087
Current portion of long-term debt	63,975	65,464
Total current liabilities	435,312	480,763
Long-term debt, net of current portion	181,972	193,351
Deferred tax liabilities	13,577	13,571
Other long-term liabilities	6,090	5,872
Total liabilities	636,951	693,557
Commitments and contingencies (See Note 16)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,530,572 and 51,448,753 issued and outstanding at March 31, 2018 and December 31, 2017	5	5
Additional paid-in capital	162,701	160,502
Retained earnings	393,547	395,961
Noncontrolling interest	9,243	5,715
Total stockholders’ equity	565,496	562,183
Total liabilities and stockholders’ equity	$1,202,447	$1,255,740

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$504,119	$561,502
Cost of revenue	459,559	506,449
Gross profit	44,560	55,053
Selling, general and administrative expenses	38,651	39,854
Operating income	5,909	15,199
Other income (expense):
Foreign exchange gain	257	23
Other income (expense), net	(12)	—
Interest income	272	69
Interest expense	(1,998)	(2,262)
Income before provision for income taxes	4,428	13,029
Provision for income taxes	(212)	(4,517)
Net income	$4,216	$8,512

Less net income attributable to noncontrolling interests	$(3,528)	$(821)

Net income attributable to Primoris	$688	$7,691

Dividends per common share	$0.060	$0.055

Earnings per share:
Basic	$0.01	$0.15
Diluted	$0.01	$0.15
Weighted average common shares outstanding:
Basic	51,479	51,594
Diluted	51,747	51,851

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,216	$8,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,368	14,134
Amortization of intangible assets	2,424	1,727
Stock-based compensation expense	215	459
Gain on sale of property and equipment	(1,104)	(1,308)
Other non-cash items	40	44
Changes in assets and liabilities:
Accounts receivable	30,669	36,383
Contract assets	2,970	(4,671)
Other current assets	(6,356)	1,102
Other long-term assets	(499)	(147)
Accounts payable	(9,987)	(43,997)
Contract liabilities	(31,721)	38,525
Accrued expenses and other current liabilities	(1,806)	(1,752)
Other long-term liabilities	231	77
Net cash provided by operating activities	3,660	49,088
Cash flows from investing activities:
Purchase of property and equipment	(19,125)	(19,222)
Issuance of a note receivable	(10,000)	—
Proceeds from sale of property and equipment	3,734	1,984
Net cash used in investing activities	(25,391)	(17,238)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(12,893)	(12,498)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,498	1,148
Repurchase of common stock	—	(4,999)
Dividends paid	(3,087)	(2,839)
Net cash used in financing activities	(14,482)	(19,188)
Net change in cash and cash equivalents	(36,213)	12,662
Cash and cash equivalents at beginning of the period	170,385	135,823
Cash and cash equivalents at end of the period	$134,172	$148,485

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2017
Cash paid:
Interest	$1,965	$2,262

Income taxes, net of refunds received	$88	$1,872

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2018	2017

Obligations incurred for the acquisition of property	$—	$4,163

Dividends declared and not yet paid	$3,092	$2,829

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. The Company’s underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. The Company’s industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. The Company is incorporated in the State of Delaware, and its corporate headquarters is located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Reportable Segments — We segregate our business into four reportable segments: the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment and the Civil segment.  See Note 17 – “Reportable Segments” for a brief description of the reportable segments and their operations.

The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities ("VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  The Wilmington project was substantially complete as of December 31, 2017, and the Carlsbad project is expected to be completed in 2018.  Financial information for the joint ventures is presented in Note 10 – “Noncontrolling Interests”.

On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  FGC operations are included in the Utilities segment, the engineering assets are included in the Power segment, and Coastal operations are included in the Pipeline segment.  See Note 6— “Business Combinations”.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three month periods ended March 31, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 26, 2018, which contains our audited consolidated financial statements for the year ended December 31, 2017, have been omitted.

This First Quarter 2018 Report should be read in concert with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Reclassification — Certain previously reported amounts have been reclassified to conform to the current year presentation.

Short-term investments — We classify as short-term investments all securities or other assets acquired which have ready marketability and can be liquidated, if necessary, within the current operating cycle and which have readily determinable fair values. Short-term investments are classified as trading and are recorded at fair value using the first-in, first-out method. Our short-term investments are generally short-term dollar-denominated bank deposits, U.S. Treasury Bills and marketable equity securities.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue in excess of 50% of total revenue; however, the group that comprises the top ten customers varies from year to year.

During the three months ended March 31, 2018, revenue generated by the top ten customers were approximately $261.7 million, which represented 51.9% of total revenue during the period. During the period, a California utility customer represented 9.3% of total revenue, and a state department of transportation customer represented 9.2% of total revenue.

During the three months ended March 31, 2017, revenue generated by the top ten customers were $384.0 million, which represented 68.4% of total revenue during the period.  During the period, two large pipeline projects represented 28.5% of total revenue.

At March 31, 2018, approximately 6.2% of our accounts receivable were due from one customer, and that customer provided 7.4% of our revenue for the three months ended March 31, 2018. In addition, of total accounts receivable, approximately 12.6% are from one customer with whom we are currently in dispute resolution. See Note 16 – “Commitments and Contingencies”.

At March 31, 2017, approximately 12.0% of our accounts receivable were due from one customer, and that customer provided 9.5% of our revenue for the three months ended March 31, 2017. In addition, approximately 8.9% of total accounts receivable at March 31, 2017 were from one customer with whom we are currently in dispute resolution.

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

Note 3—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016 and 2017. The new standard is effective for reporting periods beginning after December 15, 2017 and supersedes all prior revenue recognition standards including the guidance in ASC Topic 605, “Revenue Recognition”.  Under Topic 606, revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 4 — “Revenue” for further details.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of acquired assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted the ASU as of January 1, 2018, and it did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The amendments in the ASU provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, “Compensation — Stock Compensation”.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2017.  We adopted the ASU as of January 1, 2018, and it did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”.  SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act (the “Tax Act”), which became effective for us on January 1, 2018. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. See Note 13 for additional information on SAB 118 and the impacts of the Tax Act.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018. We have already revised our credit agreements to address the impact of ASU 2016-02 and continue to assess the effect the guidance will have on our existing accounting policies and consolidated financial statements. We expect there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities. We are currently in the process of inventorying embedded leases and have not yet determined the impact to our consolidated financial statements.

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

Note 4—Revenue

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Adoption changed our accounting policy for revenue recognition. Results for periods prior to January 1, 2018 are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605. The cumulative impact of adopting Topic 606 was immaterial and did not require an adjustment to retained earnings. However, we have reclassified prior year balance sheet and cash flow amounts to conform to current year presentation.

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. Topic 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

As of March 31, 2018, we had $1.88 billion of remaining performance obligations. We expect to recognize approximately 64% of our remaining performance obligations as revenue during the next four quarters and the remaining balance thereafter.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The nature of our contracts give rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. Contracts are often modified to account for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

At March 31, 2018, we had unapproved contract modifications included in aggregate transaction prices that totaled approximately $81.0 million. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $68.8 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2018.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2018, revenue recognized from performance obligations satisfied in previous periods was  $21.3 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

In all forms of contracts, we estimate the collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as the transaction price, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work.

The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings) which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Unbilled revenue	$160,649	$160,092
Retention receivable	64,155	66,586
Contract materials (not yet installed)	38,128	39,224
	$262,932	$265,902

Contract assets decreased by $3.0 million compared to December 31, 2017 due primarily to reductions in our retention receivable from the completion of certain construction milestones.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Deferred revenue	$129,679	$159,034
Accrued loss provision	7,701	10,067
	$137,380	$169,101

Contract liabilities decreased $31.7 million compared to December 31, 2017 primarily due to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2018, that was included in the contract liability balance at the beginning of the year was approximately $120.0 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2018
Segment	MSA	Non-MSA	Total
Power	$19,398	$147,157	$166,555
Pipeline	7,280	50,303	57,583
Utilities	119,767	46,943	166,710
Civil	—	113,271	113,271
Total	$146,445	$357,674	$504,119

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$116,655	$11,112	$38,788	$166,555
Pipeline	12,520	18,645	26,418	57,583
Utilities	64,064	66,751	35,895	166,710
Civil	9,643	87,080	16,548	113,271
Total	$202,882	$183,588	$117,649	$504,119

(1)	Includes time and material and cost reimbursable plus fee contracts.

Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with fixed-price contracts. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Unit-price and cost reimbursable contracts generally subject us to lower risk. Accordingly, the associated base fees are usually lower than fees earned on fixed-price contracts. Under these contracts, our profit may vary if actual costs vary significantly from the negotiated rates.

Note 5—Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2018:
Cash and cash equivalents	$134,172	$—	$—
Liabilities as of March 31, 2018:
Contingent consideration	$—	$—	$728

Assets as of December 31, 2017:
Cash and cash equivalents	$170,385	$—	$—
Liabilities as of December 31, 2017:
Contingent consideration	$—	$—	$716

Other financial instruments not listed in the table consist of accounts receivable, note receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The following table provides changes to our contingent consideration liability Level 3 fair value measurements during the three months ended March 31, 2018 (in thousands):

Significant Unobservable Inputs
(Level 3)
Contingent Consideration Liability	2018
Beginning balance, January 1,	$716
Change in fair value of contingent consideration liability during year	12
Ending balance, March 31,	$728

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

Note 6 — Business Combinations

On May 26, 2017, we acquired certain assets of FGC, a utility contractor specializing in underground natural gas infrastructure, for approximately $33.0 million in cash.  In addition, the sellers could receive a contingent earnout amount of up to $1.5 million over a one-year period ending May 26, 2018, based on the achievement of certain operating targets.  The estimated fair value of the potential contingent consideration as of the acquisition date was $1.2 million.  FGC operates in the Utilities segment and expands our presence in the Florida and Southeast markets.  The purchase was accounted for using the acquisition method of accounting.  During the fourth quarter of 2017, we finalized the estimate of fair value of the acquired assets of FGC, which included $4.8 million of fixed assets; $3.3 million of working capital; $9.1 million of intangible assets; and $17.0 million of goodwill. In connection with the FGC acquisition, we also paid $3.5 million to acquire certain land and buildings.  Intangible assets primarily consist of customer relationships.  Goodwill associated with the FGC acquisition principally consists of expected benefits from providing expertise for our construction efforts in the underground utility business as well as the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce that FGC provides to us.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period. For the three months ended March 31, 2018, FGC contributed revenue of $7.6 million and gross profit of $2.2 million.

On May 30, 2017, we acquired certain engineering assets for approximately $2.3 million in cash, which further enhances our ability to provide quality service for engineering and design projects.  The purchase was accounted for using the acquisition method of accounting.  The allocation of the total purchase price consisted of $0.2 million of fixed assets and $2.1 million of intangible assets. Intangible assets primarily consist of customer relationships. The operations of this acquisition were fully integrated into our Power segment operations and no separate financial results were maintained. Therefore, it is impracticable for us to report separately the amounts of revenue and gross profit included in the Condensed Consolidated Statements of Income.

On June 16, 2017, we acquired certain assets and liabilities of Coastal for approximately $27.5 million in cash.  Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry.  Coastal operates in the Pipeline segment and increases our market share in the Gulf Coast energy market.  The purchase was accounted for using the acquisition method of accounting.  The preliminary allocation of the total purchase price consisted of $4.0 million of fixed assets; $4.6 million of working capital; $9.9 million of intangible assets; $9.3 million of goodwill; and $0.3 million of long-term capital leases. We continue to assess the final cutoff data and expect to finalize the estimate of fair value of the acquired assets of Coastal during the second quarter of 2018. Intangible assets primarily consist of customer relationships and tradename. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for our expansion of services in the pipeline construction and maintenance business. Goodwill also includes the value of the assembled workforce that Coastal provides to us. Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period. For the three months ended March 31, 2018, Coastal contributed revenue of $5.0 million and gross profit of $0.4 million.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2018 and 2017

The following pro forma information for the three months ended March 31, 2018 and 2017 presents our results of operations as if the acquisitions of FGC and Coastal had occurred at the beginning of 2017.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations; and

•

the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 23.5% and 37.0% for the three months ended March 31, 2018 and 2017, respectively.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on January 1, 2017.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisitions.

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$504,119	$577,142
Income before provision for income taxes	$4,428	$14,156
Net income attributable to Primoris	$688	$8,401

Weighted average common shares outstanding:
Basic	51,479	51,594
Diluted	51,747	51,851

Earnings per share:
Basic	$0.01	$0.16
Diluted	$0.01	$0.16

Pending merger with Willbros Group, Inc.

On March 27, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with  Waco Acquisition Vehicle, Inc., our wholly owned subsidiary (“Merger Sub”) and Willbros Group, Inc., (“Willbros”), pursuant to which Merger Sub will merge with and into Willbros (the “Merger”), with Willbros surviving the Merger as our wholly-owned subsidiary. The Merger Agreement includes customary representations, warranties and covenants. At the effective time of the Merger, we will pay $0.60 per share for all of Willbros’ outstanding common stock and will settle all of the existing Willbros debt obligations, for a purchase price of approximately $100.0 million. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of Willbros’ stockholders.

In connection with the Merger, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the Closing Date (as defined in the Merger Agreement). At March 31, 2018, we had provided $10.0 million in secured bridge financing which is shown as a Note receivable on the Condensed Consolidated Balance Sheets. We are under no obligation to provide any future advances. In the event the Merger does not close, we expect the note to be repaid in 2018.

Note 7—Goodwill and Intangible Assets

Goodwill by segment was recorded as follows (in thousands):

	March 31,	December 31,
Reporting Segment	2018	2017
Power	$24,391	$24,391
Pipeline	51,521	51,521
Utilities	37,312	37,312
Civil	40,150	40,150
Total Goodwill	$153,374	$153,374

At March 31, 2018 and December 31, 2017, intangible assets other than goodwill totaled $42.4 million and $44.8 million, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		March 31, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename	9 years	$31,790	$(22,836)	$32,175	$(22,238)
Customer relationships	10 years	49,900	(17,661)	49,900	(16,338)
Non-compete agreements	5 years	1,900	(915)	1,900	(820)
Other	3 years	275	(77)	275	(54)
		$83,865	$(41,489)	$84,250	$(39,450)

Amortization expense of intangible assets was $2.4 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2018 (remaining nine months)	$7,084
2019	9,193
2020	6,442
2021	5,202
2022	4,048
Thereafter	10,407
$42,376

Note 8—Accounts Payable and Accrued Liabilities

At March 31, 2018 and December 31, 2017, accounts payable were $131.0 million and $140.9 million, respectively. These balances included retention amounts for the same periods of approximately $14.0 million and $13.5 million, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and related employee benefits	$41,530	$45,708
Insurance, including self-insurance reserves	47,282	47,256
Corporate income taxes and other taxes	3,051	2,843
Other	8,046	6,361
	$99,909	$102,168

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Commercial equipment notes	$152,759	$165,532
Mortgage notes	11,145	11,242
Revolving credit facility	—	—
Senior secured notes	82,143	82,143
Total debt	246,047	258,917
Unamortized debt issuance costs	(100)	(102)
Total debt, net	$245,947	$258,815
Less: current portion	(63,975)	(65,464)
Long-term debt, net of current portion	$181,972	$193,351

The weighted average interest rate on total debt outstanding at March 31, 2018 and December 31, 2017 was 3.0%.

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At March 31, 2018, interest rates ranged from 1.78% to 3.51% per annum and maturity dates ranging from June 15, 2018 to December 15, 2022. The notes are secured by certain construction equipment.

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

Revolving Credit Facility

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $200.0 million up to $250.0 million, subject to obtaining additional or increased lender commitments. The termination date of the Credit Agreement is September 29, 2022. We capitalized $0.6 million of debt issuance costs during the third quarter of 2017 that are being amortized as interest expense over the life of the Credit Agreement.

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

Commercial letters of credit outstanding were $20.3 million at March 31, 2018. Other than commercial letters of credit, there were no borrowings under the Credit Agreement during the three months ended March 31, 2018, and available borrowing capacity at March 31, 2018 was $179.7 million.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, we entered into a $50.0 million Senior Secured Notes purchase agreement (“Senior Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among us, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”). On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the three year period ending June 3, 2018 ("Additional Senior Notes").

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

We were in compliance with the covenants for the Credit Agreement and Notes Agreement at March 31, 2018.

Canadian Credit Facility

We have a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At March 31, 2018, letters of credit outstanding was $0.5 million in Canadian dollars, and the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At March 31, 2018, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Noncontrolling Interests

We are currently participating in two joint ventures, each of which operates in the Power segment. Both joint ventures have been determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, the tax effect of only our share of the income was recognized by us.  The net assets of the joint ventures are restricted for use by the specific project and are not available for our general operations.

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$41,820	$10,800
Net income attributable to noncontrolling interests	$3,114	$368

The Carlsbad joint venture made no distributions to the partners, and we made no capital contributions to the Carlsbad joint venture during the three months ended March 31, 2018. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$51,862	$44,308
Accounts receivable	$18,621	$15,343
Contract liabilities	$34,092	$42,743
Accounts payable	$6,220	$12,352
Due to Primoris	$19,385	$—

Wilmington Joint Venture

The Wilmington joint venture operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$1,484	$12,310
Net income attributable to noncontrolling interests	$414	$453

The Wilmington joint venture made no distributions to the partners, and we made no capital contributions to the Wilmington joint venture during the three months ended March 31, 2018. The project was substantially complete as of December 31, 2017.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$16,326	$15,948
Accounts receivable	$467	$598
Contract liabilities	$606	$1,480
Accounts payable	$83	$759
Due to Primoris	$8,397	$7,428

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At March 31, 2018	Amounts	Amounts
Cash	$68,188	$134,172
Accounts receivable	$19,088	$260,920
Accounts payable	$6,303	$130,956
Contract liabilities	$34,698	$137,380

At December 31, 2017
Cash	$60,256	$170,385
Accounts receivable	$15,941	$291,589
Accounts payable	$13,111	$140,943
Contract liabilities	$44,223	$169,101

Note 11—Related Party Transactions

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest in SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the three months ended March 31, 2018 and 2017, we paid $0 and $0.2 million, respectively, in lease payments to SIGI for the use of these properties.

We lease properties from other individuals that are current employees.  The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 12—Stock-Based Compensation

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

At March 31, 2018, a total of 173,650 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2018 (remaining nine months)	28,471
2019	51,552
2020	5,392
85,415

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  We recognized $0.2 million and $0.5 million in compensation expense for the three months ended March 31, 2018 and 2017, respectively.  At March 31, 2018, approximately $1.0 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 1.4 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At March 31, 2018, a total of 3,521 Dividend Equivalent Units were accrued.

Note 13—Income Taxes

We are subject to extensive tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur which can cause variability in the effective tax rate from quarter to quarter.  We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The Tax Act was signed into law on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code including a reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning on January 1, 2018. Other changes require complex computations not previously provided in U.S. tax law.  Given the significance of the legislation, the SEC staff issued SAB 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act in the period ended December 31, 2017. The provisional estimates are to be finalized during a one year “measurement period” similar to that used when accounting for business combinations. Our measurement period remains open as we continue to evaluate the effects of the Tax Act on our deductions for tax depreciation and executive compensation accruals. No changes to the provisional estimates occurred during the three months ended March 31, 2018.

The effective tax rate on income including noncontrolling interests for the three months ended March 31, 2018 and 2017 was 4.8% and 34.7%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the three months ended March 31, 2018 and 2017 was 23.5% and 37.0%, respectively. Our 2018 tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses. Our 2017 tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and nondeductible components of per diem expenses.

Our U.S. federal income tax returns are generally no longer subject to examination for tax years before 2014. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2012.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse. The effects of remeasurement of deferred tax assets and liabilities resulting from changes in tax rates are recognized in income in the period of enactment.

Note 14—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060
February 21, 2018	March 30, 2018	April 13, 2018	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Primoris	$688	$7,691

Denominator:
Weighted average shares for computation of basic earnings per share	51,479	51,594
Dilutive effect of shares issued to independent directors	6	7
Dilutive effect of restricted stock units (1)	262	250
Weighted average shares for computation of diluted earnings per share	51,747	51,851

Earnings per share attributable to Primoris:
Basic	$0.01	$0.15
Diluted	$0.01	$0.15

(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 15—Stockholders’ Equity

Common stock —We issued 71,757 shares of common stock in February 2018 and 65,429 shares of common stock in February 2017 under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $1.5 million in February 2018 and $1.1 million in February 2017. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in February 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing market price of December 2017. The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing market price of January 2017.

In February 2018 and 2017, we issued 10,062 shares and 11,784 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 12 — “Stock–Based Compensation”, as of March 31, 2018, the Board of Directors has granted a total of 259,065 shares of Units under the Equity Plan and these Units have accrued 3,521 Dividend Equivalent Units.

Share repurchase plan —In February 2017, our Board of Directors authorized a $5.0 million share repurchase program under which we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the month of March 2017, we purchased and cancelled 216,350 shares of stock for $5.0 million at an average cost of $23.10 per share. There were no share repurchases authorized in the three months ended March 31, 2018.

Note 16—Commitments and Contingencies

Leases  — We lease certain property and equipment under non-cancellable operating leases which expire at various dates through 2023. The leases require us to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three months ended March 31, 2018 and 2017 was $6.8 million and $6.1 million, respectively.

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, we received a final payment schedule for our withdrawal liability.  Based on this schedule, the liability recorded at March 31, 2018 was  $4.5 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets. We expect to pay the remaining liability balance during 2018, and have no plans to withdraw from any other labor agreements.

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will use our settlement obligation to pay for a third-party contractor approved by the NTTA. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the three months ended March 31, 2018, we increased our liability by $0.3 million and spent $0.2 million for remediation.  At March 31, 2018, the remaining accrual balance was $15.3 million.

Legal proceedings — We have been engaged in dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we have recorded a receivable of $32.9 million with a reserve of approximately $17.7 million included in “Contract liabilities”.  At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the second quarter of 2018.

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

SEC Inquiry — We have been cooperating with an inquiry by the staff of the Securities and Exchange Commission, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during the time period 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  At this stage, we are unable to predict when the staff’s inquiry will conclude or the outcome.

Bonding — At March 31, 2018 and December 31, 2017, the Company had bid and completion bonds issued and outstanding totaling approximately $678.9  million and $705.7 million, respectively.

Note 17—Reportable Segments

We segregate our business into four reportable segments: the Power segment, the Pipeline segment, the Utilities segment, and the Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made.

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

All intersegment revenue and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenue

Revenue by segment for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	For the three months ended March 31,
	2018		2017
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$166,555	33.0%	$131,240	23.4%
Pipeline	57,583	11.4%	183,445	32.7%
Utilities	166,710	33.1%	116,980	20.8%
Civil	113,271	22.5%	129,837	23.1%
Total	$504,119	100.0%	$561,502	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	For the three months ended March 31,
	2018		2017
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$24,071	14.5%	$15,524	11.8%
Pipeline	7,891	13.7%	28,125	15.3%
Utilities	9,051	5.4%	8,273	7.1%
Civil	3,547	3.1%	3,131	2.4%
Total	$44,560	8.8%	$55,053	9.8%

Segment Goodwill

The amount of goodwill recorded by segment at March 31, 2018 and at December 31, 2017 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 1.0% generated from sources outside of the United States. At March 31, 2018 and December 31, 2017, approximately 1.0% of total assets were located outside of the United States.

Note 18—Subsequent Events

Cash Dividend –  On May 4, 2018, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of June 29, 2018, payable on or about July 13, 2018.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (“First Quarter 2018 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2018 Report, our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2018 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2018 Report and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from several weeks to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue.

We generate revenue under a range of contracting options, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer. For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts.

Our reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, and the Civil segment.  See Note 17 – “Reportable Segments” for a brief description of the reportable segments and their operations.

The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses were made.

We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  The Wilmington project was substantially complete as of December 31, 2017, and the Carlsbad project is expected to be completed in 2018.

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

In August 2017, we announced that we are investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the estimated cost of Engineering, Procurement, and Construction (“EPC”) work on the projects, which is projected to be completed in 2018. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide us with investment tax credits valued at over $5.0 million. As of March 31, 2018, our investment for the solar projects was approximately $17.7 million. The $17.7 million investment is our construction in progress on the solar projects and is included in Property and equipment, net on the Consolidated Balance Sheets.

On March 27, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with  Waco Acquisition Vehicle, Inc., our wholly owned subsidiary (“Merger Sub”) and Willbros Group, Inc., (“Willbros”), pursuant to which Merger Sub will merge with and into Willbros (the “Merger”), with Willbros surviving the Merger as our wholly-owned subsidiary. The Merger Agreement includes customary representations, warranties and covenants. At the effective time of the Merger, we will pay $0.60 per share for all of Willbros’ outstanding common stock and will settle all of the existing Willbros debt obligations, for a purchase price of approximately $100.0 million. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of Willbros’ stockholders. In connection with the Merger, we agreed to provide up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the Closing Date (as defined in the Merger Agreement). At March 31, 2018, we had provided $10.0 million in secured bridge financing.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  While we have seen signs of a recovery in the price of oil in late 2017 and early 2018, the significant volatility in the price of oil, gas and liquid natural gas that occurred in the past few years may create uncertainty with respect to demand for our oil and gas pipeline services both in the near-term and for future projects. We have started to see increased activity in our upstream operations, such as the construction of gathering lines within the oil shale formations and believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a reduction in oil prices from current levels could delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services such as the need for storage of renewable generated electricity.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenue and profitability in all of our businesses since gas and other utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions.

Our critical accounting policies are described in our Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our critical accounting policies as a result of adopting ASC Topic 606 are discussed below. There have been no material changes to our other critical accounting policies since December 31, 2017.

Revenue recognition—We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASC Topic 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The nature of our contracts give rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. Contracts are often modified to account for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

 We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

At March 31, 2018, we had unapproved contract modifications included in aggregate transaction prices that totaled approximately $81.0 million. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $68.8 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2018.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets.  For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

In all forms of contracts, we estimate the collectability of contract amounts at the same time that we estimate project costs.  If we anticipate that there may be issues associated with the collectability of the full amount calculated as the transaction price, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection. For example, when a cost reimbursable project exceeds the client’s expected budget amount, the client frequently requests an adjustment to the final amount. Similarly, some utility clients reserve the right to audit costs for significant periods after performance of the work.

The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings) which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2018 to the three months ended March 31, 2017.

Revenue

Revenue for three months ended March 31, 2018 decreased by $57.4 million, or 10.2%, compared to the same period in 2017.  The decrease was primarily due to the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017 ($195.6 million). The overall decrease was partially offset by higher activity with major utility clients in California and the Midwest, progress on our Carlsbad joint venture power plant project, and a refinery project in Southern California.  Revenue in the three months ended March 31, 2018 from acquisitions completed in the second quarter of 2017 totaled $16.8 million.

As discussed in Note 4 — “Revenue”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, we had unapproved contract modifications included in the transaction price that totaled approximately $81.0 million at March 31, 2018. Of this amount, approximately $61.6 million was claims related to the Belton area projects within our Civil segment.

Gross Profit

Gross profit was $44.6 million for the three months ended March 31, 2018, a decrease of $10.5 million, or 19.1%, compared to the same period in 2017.  The decrease was primarily due to the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017, partially offset by progress on our Carlsbad joint venture power plant project.  Gross profit in the three months ended March 31, 2018 from acquisitions completed in the second quarter of 2017 totaled $3.7 million. Gross profit as a percentage of revenue decreased to 8.8% in the three months ended March 31, 2018 from 9.8% in the same period in 2017 due primarily to favorable performance on the two Florida pipeline projects in 2017.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses of $38.7 million during the three months ended March 31, 2018, decreased by $1.2 million, or 3.0%, compared to the first quarter of 2017. The primary reason for the decrease was a $3.7 million reduction in compensation related expenses, including incentive compensation accruals and a $0.9 million decrease in legal fees. The overall decrease is partially offset by $2.6 million of incremental expense from the businesses acquired in the second quarter of 2017, and $1.6 million of expenses related to the pending Willbros merger. SG&A expense as a percentage of revenue increased to 7.7% compared to 7.1% for the corresponding period in 2017 due to the decrease in revenue. Excluding the impact of acquisitions, SG&A as a percentage of revenue increased slightly to 7.4% compared to 7.1% for the corresponding period in 2017.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Foreign exchange gain	$257	$23
Other income (expense), net	(12)	—
Interest income	272	69
Interest expense	(1,998)	(2,262)
Total other income (expense)	$(1,481)	$(2,170)

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

Interest expense for the three months ended March 31, 2018 decreased compared to the same period in 2017 due to lower average debt balances in 2018.

Provision for income taxes

We are subject to extensive tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur and can cause variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We recorded income tax expense for the three months ended March 31, 2018 of $0.2 million compared to $4.5 million for the three months ended March 31, 2017. The $4.3 million decrease in income tax expense was primarily driven by an $11.3 million decrease in pre-tax income (excluding noncontrolling interests) and the Tax Cuts and Jobs Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Segment results

Power, Industrial and Engineering Segment

Revenue and gross profit for the Power segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$166,555		$131,240
Gross profit	$24,071	14.5%	$15,524	11.8%

Revenue increased by $35.3 million, or 26.9%, for the three months ended March 31, 2018, compared to the same period in 2017. The growth is primarily due to our Carlsbad joint venture power plant project ($31.0 million) and a monoethylene glycol plant project in Texas that started in the third quarter of 2017 ($10.9 million). In addition, a refinery project in Southern California,  a LNG plant construction project in the Northeast, and a West Texas solar electric facility increased revenue in the first quarter of 2018. The overall increase was partially offset by the substantial completions of a large petrochemical plant in Louisiana and our Wilmington joint venture power plant project in 2017 ($44.3 million).

Gross profit for the three months ended March 31, 2018, increased by $8.5 million, or 55.1%, compared to the same period in 2017.  The increase is primarily due to the revenue growth. Gross profit as a percentage of revenue increased to 14.5% during the three months ended March 31, 2018 compared to 11.8% in the same period in 2017 primarily due to a higher margin percentage realized by our Carlsbad joint venture project.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$57,583		$183,445
Gross profit	$7,891	13.7%	$28,125	15.3%

Revenue decreased by $125.9 million, or 68.6%, for the three months ended March 31, 2018, compared to the same period in 2017. The decrease is primarily due to the completion of two large pipeline jobs in Florida in 2017 ($152.8 million), partially offset by incremental revenue from the acquisition of Coastal during the second quarter of 2017 ($7.6 million).

Gross profit for the three months ended March 31, 2018 decreased by $20.2 million, or 71.9%, compared to the same period in 2017. The decrease is primarily attributable to the completion of the two pipeline jobs in Florida in 2017. Gross profit as a percent of revenue decreased to 13.7% during the three months ended March 31, 2018 compared to 15.3% in the same period in 2017. The decrease is primarily due to the impact of start up costs on a micro-tunneling project in Southern California.

Utilities and Distribution Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$166,710		$116,980
Gross profit	$9,051	5.4%	$8,273	7.1%

Revenue increased by $49.7 million, or 42.5%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase is primarily attributable to higher revenue from a collaboration Master Service Agreement (“MSA”) arrangement for a major utility customer in California ($21.3 million),  higher activity with another major utility customer in California ($12.8 million), and increased activity with two major utility customers in the Midwest. In addition, the impact of the acquired FGC operations in the second quarter of 2017 also benefited 2018 ($7.6 million).

Gross profit for the three months ended March 31, 2018 increased by $0.8 million, or 9.4%, compared to the same period in 2017. The increase is primarily due to the growth in revenue and the impact of acquired operations, partially offset by decreases related to a client delay and unfavorable weather conditions for major utility customers in the Midwest. Gross profit as a percentage of revenue decreased to 5.4% during the three months ended March 31, 2018 compared to 7.1% in the same period in 2017 primarily as a result of lower gross margins on the collaboration MSA work, the client delay, and the unfavorable weather conditions experienced by the major utility customers in the Midwest.

Civil Segment

Revenue and gross profit for the Civil segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$113,271		$129,837
Gross profit	$3,547	3.1%	$3,131	2.4%

Revenue decreased by $16.6 million, or 12.8%, for the three months ended March 31, 2018, compared to the same period in 2017. The decrease is primarily due to the substantial completion of a methanol plant project ($10.9 million) and a large petrochemical plant project ($9.3 million) as well as lower Texas DOT volumes. The overall decrease was partially offset by higher Louisiana DOT volumes and an increase from a Louisiana power station project that began in the fourth quarter of 2017.

Gross profit increased by $0.4 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to higher costs on Arkansas DOT projects in the three months ended March 31, 2017. The overall increase was partially offset by the substantial completions of the methanol plant and petrochemical plant projects in 2017 and unfavorable weather conditions experienced in Texas and Louisiana during the three months ended March 31, 2018.

Gross profit as a percent of revenue increased to 3.1% during the three months ended March 31, 2018, compared to 2.4% in the same periods in 2017 primarily due to the reasons noted above.

Revenue at the five Belton area projects was $32.1 million for the three months ended March 31, 2018, representing 28.4% of total Civil revenue. Revenue for which no margin was recognized was $17.2 million. During the three months ended March 31, 2018, the four Belton area jobs in a loss position contributed $1.5 million gross profit primarily due to increases from expected claim recovery. Two of the Belton area jobs in a loss position were completed during 2017, and the remaining two loss jobs are scheduled to be completed in 2018. At March 31, 2018, the accrued loss provision for the four Belton area projects was $4.3 million and estimated remaining revenue for the two open jobs in a loss position was $46.5 million. The remaining Belton area job contributed $0.2 million gross profit during the three months ended March 31, 2018. At March 31, 2018, estimated remaining revenue for the job was $75.7 million, with completion scheduled for early 2019.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 1.0% generated from sources outside of the United States.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed and unit price contracts (“Fixed Backlog”), and (2) the estimated revenue on MSA work for the next four quarters (“MSA Backlog”).  We normally do not include time and material and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2017 and March 31, 2018 and the changes in Fixed Backlog for the three months ended March 31, 2018 are as follows (in millions):

	Beginning Fixed			Ending Fixed	Revenue	Total Revenue
	Backlog at	Contract	Revenue	Backlog	Recognized from	for Three Months
	December 31,	Additions to	Recognized from	at March 31,	Non-Fixed Backlog	ended March 31,
Reportable Segment	2017	Fixed Backlog	Fixed Backlog	2018	Projects	2018
Power	$382.2	$107.0	$147.2	$342.0	$19.3	$166.5
Pipeline	777.7	35.0	50.3	762.4	7.3	57.6
Utilities	58.7	42.6	47.0	54.3	119.7	166.7
Civil	606.0	102.3	111.1	597.2	2.2	113.3
Total	$1,824.6	$286.9	$355.6	$1,755.9	$148.5	$504.1

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At March 31, 2018, our total Fixed Backlog was $1.76 billion, representing a decrease of $68.7 million, or 3.8%, compared to $1.82 billion as of December 31, 2017.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2017	2018
First Quarter	$105.5	$146.4
Second Quarter	$181.0
Third Quarter	$197.9
Fourth Quarter	$180.9

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2018 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2018
Power	$37.3
Pipeline	26.2
Utilities	786.5
Civil	—
Total	$850.0

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Power	$577.4	$491.3	$459.1	$423.0	$379.3
Pipeline	917.1	927.5	850.5	813.0	788.6
Utilities	672.3	664.1	623.0	739.2	840.8
Civil	631.7	667.5	683.4	624.2	597.2
Total	$2,798.5	$2,750.4	$2,616.0	$2,599.4	$2,605.9

We expect that during the next four quarters, we will recognize as revenue approximately 74% of the total backlog at March 31, 2018, comprised of backlog of approximately: 89% of the Power segment; 55% of the Pipeline segment; 100% of the Utilities segment; and 52% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation.  The backlog estimates include amounts from estimated MSA revenue, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs.  Any of our contracts, MSA, fixed-price or unit-price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenue reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Future revenue from projects completed under time and material and cost reimbursable plus fee contracts may not be included in our estimated backlog amount.

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

Our cash and cash equivalents totaled $134.2 million at March 31, 2018 compared to $170.4 million at December 31, 2017. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $68.2 million and $60.3 million as of March 31, 2018 and December 31, 2017, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the three months ended March 31, 2018, we spent approximately $19.1 million for capital expenditures, which included $7.8 million spent for our investment in the solar projects and $6.0 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $20.5 million.  Capital expenditures for the remaining nine months of 2018 are expected to total between $50.0 million and $55.0 million.

Cash Flows

Cash flows during the three months ended March 31, 2018 and 2017 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Change in cash:
Net cash provided by operating activities	$3,660	$49,088
Net cash used in investing activities	(25,391)	(17,238)
Net cash used in financing activities	(14,482)	(19,188)
Net change in cash and cash equivalents	$(36,213)	$12,662

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended
	March 31,
	2018	2017	Change
Operating Activities:
Net income	$4,216	$8,512	$(4,296)
Depreciation and amortization	16,792	15,861	931
Changes in assets and liabilities	(16,499)	25,520	(42,019)
Other	(849)	(805)	(44)
Net cash provided by operating activities	$3,660	$49,088	$(45,428)

Net cash provided by operating activities for the three months ended March 31, 2018 was $3.7 million , a decrease of $45.4 million compared to the three months ended March 31, 2017.  The decrease year over year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $16.5 million change in assets and liabilities for the three months ended March 31, 2018 are summarized as follows:

•	Contract liabilities decreased by $31.7 million from December 31, 2017, primarily due to lower deferred revenue;

•	Accounts payable decreased by $10.0 million during the first quarter of 2018;

•

Accounts receivable decreased by $30.7 million from December 31, 2017, reflecting a seasonal reduction in revenue and successful collection efforts during the first three months of 2018. For non-disputed receivables, our days sales outstanding declined from 46 days at December 31, 2017 to 38 days at March 31, 2018.

Investing activities

During the three months ended March 31, 2018, we purchased property and equipment for $19.1 million in cash  compared to $19.2 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

In connection with the pending merger with Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the Closing Date (as defined in the Merger Agreement). In March 2018, we provided $10.0 million in secured bridge financing to Willbros. We are under no obligation to provide any future advances. In the event the pending merger with Willbros does not close, we expect the note to be repaid in 2018.

Financing activities

Financing activities used cash of $14.5 million for the three months ended March 31, 2018, which was the net of several transactions, including:

•	Repayment of long-term debt and capital leases of $12.9 million;
•	Dividend payments of $3.1 million to our stockholders; and
•	Proceeds of $1.5 million from the issuance of 71,757 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities used cash of $19.2 million for the three months ended March 31, 2017, which was the net of several transactions, including:

•	Repayment of long-term debt and capital leases of $12.5 million;
•	Repurchase of $5.0 million of common stock;
•	Dividend payments of $2.8 million to our stockholders; and
•	Proceeds of $1.1 million from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2018 Report.

Related party transactions

For a discussion of related party transactions, please see Note 11 — “Related Party Transactions” in Item 1, Financial Statements of this First Quarter 2018 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 15 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2018 Report.

Contractual Obligations

As of March 31, 2018, we had $246.3 million of outstanding long-term debt and capital lease obligations, and there were no short-term borrowings.

A summary of contractual obligations as of March 31, 2018 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt and capital lease obligations	$246.3	$64.2	$106.2	$53.5	$22.4
Interest on long-term debt (1)	23.1	6.7	8.9	4.1	3.4
Pension plan withdrawal liability	4.5	4.5	—	—	—
Equipment operating leases	29.2	12.3	15.2	1.7	—
Contingent consideration obligations	0.7	0.7	—	—	—
Real property leases	13.2	5.2	6.5	1.5	—
	$317.0	$93.6	$136.8	$60.8	$25.8
Letters of credit	$20.7	$20.7	$—	$—	$—

(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled.

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

In November 2011, members of the Pipe Line Contractors Association (“PLCA”) including ARB, Rockford and Q3C (prior to the acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at March 31, 2018 was $4.5 million. We expect to pay the remaining liability balance during 2018 and have no plans to withdraw from any other labor agreements.

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

•

At March 31, 2018, we had letters of credit outstanding of $20.7 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2018 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles. At March 31, 2018, total equipment operating lease commitments were $29.2 million, and facility rental commitments were $13.2 million.  Accounting treatment of operating leases will change in accordance with ASU 2017-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2018, we had $678.9 million in outstanding bonds.  As of the date of this First Quarter 2018 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 16 — “Commitments and Contingencies” of Item 1, Financial Statements of this First Quarter 2018 Report, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

•

We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements; and

•	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  We have been engaged in dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we have recorded a receivable of $32.9 million with a reserve of approximately $17.7 million included in “Contract liabilities.”  At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the second quarter of 2018.

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

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

At March 31, 2018, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, note receivable, accounts payable, and certain accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2018 and December 31, 2017, due to the generally short maturities of these items.

At March 31, 2018, all of our long-term debt was subject to fixed interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2018, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The information required for this item is provided in Note 16 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated March 27, 2018, among Primoris Services Corporation, Waco Acquisition Vehicle, Inc., and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 28, 2018)

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

PRIMORIS SERVICES CORPORATION

Date: May 7, 2018	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)