Form 10-Q
period 2018-06-30
Primoris Services Corp
filed 2018-08-07
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

At August 6, 2018, 51,540,664 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents ($38,750 and $60,256 related to VIEs. See Note 10)	$139,404	$170,385
Restricted cash	35,492	—
Accounts receivable, net	375,763	291,589
Contract assets	360,710	265,902
Prepaid expenses and other current assets	40,103	15,338
Total current assets	951,472	743,214
Property and equipment, net	356,843	311,777
Deferred tax assets	8,887	—
Intangible assets, net	94,089	44,800
Goodwill	197,071	153,374
Other long-term assets	5,639	2,575
Total assets	$1,614,001	$1,255,740
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,180	$140,943
Contract liabilities	195,326	169,377
Accrued liabilities	130,479	76,027
Dividends payable	3,092	3,087
Current portion of long-term debt	65,376	65,464
Total current liabilities	613,453	454,898
Long-term debt, net of current portion	354,910	193,351
Deferred tax liabilities	—	13,571
Other long-term liabilities	68,451	31,737
Total liabilities	1,036,814	693,557
Commitments and contingencies (See Note 16)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,530,572 and 51,448,753 issued and outstanding at June 30, 2018 and December 31, 2017	5	5
Additional paid-in capital	162,928	160,502
Retained earnings	402,158	395,961
Accumulated other comprehensive income	377	—
Noncontrolling interest	11,719	5,715
Total stockholders’ equity	577,187	562,183
Total liabilities and stockholders’ equity	$1,614,001	$1,255,740

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$648,787	$631,165	$1,152,906	$1,192,667
Cost of revenue	577,368	546,682	1,036,927	1,053,131
Gross profit	71,419	84,483	115,979	139,536
Selling, general and administrative expenses	43,489	44,881	80,445	84,514
Merger and related costs	7,668	1,096	9,363	1,317
Operating income	20,262	38,506	26,171	53,705
Other income (expense):
Foreign exchange gain	1,256	109	1,513	132
Other income (expense), net	(771)	(13)	(783)	(13)
Interest income	340	114	612	183
Interest expense	(3,191)	(2,145)	(5,189)	(4,407)
Income before provision for income taxes	17,896	36,571	22,324	49,600
Provision for income taxes	(3,705)	(14,175)	(3,917)	(18,692)
Net income	$14,191	$22,396	$18,407	$30,908

Less net income attributable to noncontrolling interests	(2,476)	(851)	$(6,004)	$(1,672)

Net income attributable to Primoris	$11,715	$21,545	$12,403	$29,236

Dividends per common share	$0.060	$0.055	$0.120	$0.110

Earnings per share:
Basic	$0.23	$0.42	$0.24	$0.57
Diluted	$0.23	$0.42	$0.24	$0.56
Weighted average common shares outstanding:
Basic	51,531	51,437	51,505	51,515
Diluted	51,793	51,688	51,770	51,771

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$14,191	$22,396	$18,407	$30,908
Other comprehensive income, net of tax:
Foreign currency translation adjustments	377	—	377	—
Comprehensive income	14,568	22,396	18,784	30,908

Less net income attributable to noncontrolling interests	(2,476)	(851)	(6,004)	(1,672)

Comprehensive income attributable to Primoris	$12,092	$21,545	$12,780	$29,236

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$18,407	$30,908
Adjustments to reconcile net income to net cash (used in) provided by operating activities (net of effect of acquisitions):
Depreciation	30,014	28,139
Amortization of intangible assets	5,161	3,611
Intangible asset impairment	—	477
Stock-based compensation expense	430	690
Gain on sale of property and equipment	(1,580)	(3,208)
Other non-cash items	68	87
Changes in assets and liabilities:
Accounts receivable	18,331	53,650
Contract assets	(64,074)	(22,627)
Other current assets	(6,036)	4,604
Other long-term assets	(499)	381
Accounts payable	2,115	(37,060)
Contract liabilities	(18,220)	45,647
Accrued liabilities	13,647	8,298
Other long-term liabilities	1,520	2,692
Net cash (used in) provided by operating activities	(716)	116,289
Cash flows from investing activities:
Purchase of property and equipment	(46,107)	(44,697)
Issuance of a note receivable	(15,000)	—
Proceeds from a note receivable	15,000	—
Proceeds from sale of property and equipment	5,811	4,664
Cash paid for acquisitions, net of cash and restricted cash acquired	(111,030)	(66,205)
Net cash used in investing activities	(151,326)	(106,238)
Cash flows from financing activities:
Borrowings under revolving line of credit	170,000	—
Proceeds from issuance of long-term debt	19,467	—
Repayment of long-term debt and capital leases	(28,048)	(24,679)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,498	1,148
Repurchase of common stock	—	(4,999)
Dividends paid	(6,179)	(5,668)
Net cash provided by (used in) financing activities	156,738	(34,198)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(185)	—
Net change in cash, cash equivalents and restricted cash	4,511	(24,147)
Cash, cash equivalents and restricted cash at beginning of the period	170,385	135,823
Cash, cash equivalents and restricted cash at end of the period	$174,896	$111,676

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash paid:
Interest	$4,191	$4,663

Income taxes, net of refunds received	$3,610	$15,554

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Obligations incurred for the acquisition of property	$—	$4,163

Dividends declared and not yet paid	$3,092	$2,829

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. Our underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. Our industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. Our transmission and distribution operations install, replace and repair gas and electric utility systems. We are incorporated in the state of Delaware, and our corporate headquarters are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of us and our wholly-owned subsidiaries.

Reportable Segments — We segregate our business into five reportable segments: the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, which is a new reportable segment created in connection with the acquisition of Willbros Group, Inc. (“Willbros”), and the Civil segment.  See Note 17 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros for approximately $111.0 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations are included in the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 6— “Business Combinations”.

Other Acquisitions —  On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  FGC operations are included in the Utilities segment, the engineering assets are included in the operations of the Power segment, and Coastal operations are included in the Pipeline segment.  See Note 6— “Business Combinations”.

Joint Ventures —We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the ARB Inc. & B&M Engineering Co. joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities ("VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  The Wilmington project was substantially complete as of December 31, 2017, and the Carlsbad project is expected to be completed in 2018.  Financial information for the joint ventures is presented in Note 10 – “Noncontrolling Interests”.

Note 2—Basis of Presentation

Interim consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on

February 26, 2018, which contains our audited consolidated financial statements for the year ended December 31, 2017, have been omitted.

This Second Quarter 2018 Report on Form 10-Q should be read in concert with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Reclassification — Certain previously reported amounts have been reclassified to conform to the current year presentation.

Restricted cash — Restricted cash consists of cash balances that are restricted as to withdrawal or usage. As a result of the Willbros acquisition, we acquired cash pledged to secure letters of credit, which is recorded as restricted cash at June 30, 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands).

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$139,404	$170,385
Restricted cash	35,492	—
	$174,896	$170,385

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue in excess of 50% of total revenue; however, the group that comprises the top ten customers varies from year to year.

During the three and six months ended June 30, 2018, revenue generated by the top ten customers were approximately $322.6 million and $581.6 million, respectively, which represented 50.4% and 49.7%, respectively, of total revenue during the applicable period. During the three and six months ended June 30, 2018, a state department of transportation customer represented 9.4% and 9.3% of total revenue, respectively, and a California utility customer represented 8.7% and 9.0% of total revenue, respectively.

During the three and six months ended June 30, 2017, revenues generated by the top ten customers were approximately $330.2 million and $713.5 million, respectively, which represented 52.3% and 59.8%, respectively, of total revenues during the applicable period. During the three and six months ended June 30, 2017, two large pipeline projects represented 11.0% and 19.2% of total revenues, respectively and a state department of transportation customer represented 10.6% and 10.5% of total revenues, respectively.

At June 30, 2018, approximately 6.5% of our accounts receivable were due from one customer, and that customer provided 8.8% our revenue for the six months ended June 30, 2018. In addition, of total accounts receivable, approximately 5.1% are from one customer with whom we are currently engaged in a dispute resolution. See Note 16 – “Commitments and Contingencies”.

At June 30, 2017, approximately 11.7% of our accounts receivable were due from one customer, and that customer provided 8.8% of our revenue for the six months ended June 30, 2017. In addition, approximately 11.0% of total accounts receivable at June 30, 2017 were from one customer with whom we are currently engaged in a dispute resolution.

Multiemployer plans — Various of our subsidiaries are signatories to collective bargaining agreements. These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits, and administer the plan. To the extent that any plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, requires that if we were to withdraw from an agreement or if a plan is terminated, we may incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with Generally Accepted Accounting Principles (“GAAP”), any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer plan, as discussed in Note 16 — “Commitments and Contingencies”. We have no plans to withdraw from any other agreements.

.

Note 3—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016 and 2017. The new standard is effective for reporting periods beginning after December 15, 2017 and supersedes all prior revenue recognition standards including the guidance in ASC Topic 605, “Revenue Recognition”.  Under Topic 606, revenue recognition occurs when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 4 — “Revenue” for further details.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity’s statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We adopted the ASU as of January 1, 2018. See our Condensed Consolidated Statements of Cash Flows for more information.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which changes the definition of a business to assist entities with evaluating when a set of acquired assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted the ASU as of January 1, 2018, and it did not impact the determination of our business combinations.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The amendments in the ASU clarify when to account for a change in the terms or conditions of share-based payment awards as a modification under ASC 718, “Compensation — Stock Compensation”.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2017.  We adopted the ASU as of January 1, 2018, and it did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various language issued by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 118 (“SAB 118”) to ASC 740 “Income Taxes”.  SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act (the “Tax Act”), which became effective for us on January 1, 2018. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures beginning in the fourth quarter of our fiscal year 2017. See Note 13 — “Income Taxes” for additional information on SAB 118 and the impacts of the Tax Act.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued two updates to ASU 2016-02, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. ASU 2016-02 will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, and initially required a modified restrospective transition method where a company applies the new leases standard at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an optional transition method where a company applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. We have already revised our credit agreements to address the impact of ASU 2016-02 and continue to assess the effect the guidance will have on our existing accounting policies and consolidated financial statements. We expect there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities. We are currently in the process of inventorying all lease obligations and associated right-of-use assets. We have also engaged a third party to assist us in the process, but have not yet determined the impact to our consolidated financial statements.

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

As of June 30, 2018, we had $1.85 billion of remaining performance obligations. We expect to recognize approximately 84% of our remaining performance obligations as revenue during the next four quarters and the remaining balance thereafter.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The nature of our contracts gives rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contract modifications result from changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and six months ended June 30, 2018, revenue recognized from performance obligations satisfied in previous periods was $3.7 million and $25.0 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At June 30, 2018, we had approximately $85.3 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $77.1 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2018.

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

The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. Also, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings), which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Unbilled revenue	$243,478	$160,092
Retention receivable	84,623	66,586
Contract materials (not yet installed)	32,609	39,224
	$360,710	$265,902

Contract assets increased by $94.8 million compared to December 31, 2017 due primarily to a $30.8 million increase from the acquisition of Willbros in the second quarter of 2018 and higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred revenue	$181,053	$159,310
Accrued loss provision	14,273	10,067
	$195,326	$169,377

Contract liabilities increased by $25.9 million compared to December 31, 2017 primarily due to a $44.3 million increase from the acquisition of Willbros in the second quarter of 2018, partially offset by lower deferred revenue.

Revenue recognized for the six months ended June 30, 2018, that was included in the contract liability balance at the beginning of the year was approximately $132.7 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2018
Segment	MSA	Non-MSA	Total
Power	$22,672	$144,329	$167,001
Pipeline	12,213	78,392	90,605
Utilities	168,336	60,516	228,852
Transmission	35,517	6,937	42,454
Civil	—	119,875	119,875
Total	$238,738	$410,049	$648,787

	For the six months ended June 30, 2018
Segment	MSA	Non-MSA	Total
Power	$42,070	$291,486	$333,556
Pipeline	19,493	128,695	148,188
Utilities	288,103	107,459	395,562
Transmission	35,517	6,937	42,454
Civil	—	233,146	233,146
Total	$385,183	$767,723	$1,152,906

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$108,383	$14,532	$44,086	$167,001
Pipeline	28,102	31,678	30,825	90,605
Utilities	41,299	127,863	59,690	228,852
Transmission	8,000	25,457	8,997	42,454
Civil	14,780	92,132	12,963	119,875
Total	$200,564	$291,662	$156,561	$648,787

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$225,038	$25,644	$82,874	$333,556
Pipeline	40,622	50,323	57,243	148,188
Utilities	105,363	194,614	95,585	395,562
Transmission	8,000	25,457	8,997	42,454
Civil	24,423	179,212	29,511	233,146
Total	$403,446	$475,250	$274,210	$1,152,906

(1)	Includes time and material and cost reimbursable plus fee contracts.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2018:
Cash and cash equivalents	$139,404	$—	$—
Restricted cash	35,492	—	—
Liabilities as of June 30, 2018:
Contingent consideration	$—	$—	$1,500

Assets as of December 31, 2017:
Cash and cash equivalents	$170,385	$—	$—
Liabilities as of December 31, 2017:
Contingent consideration	$—	$—	$716

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The following table provides changes to our contingent consideration liability Level 3 fair value measurements during the six months ended June 30, 2018 (in thousands):

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2018	2017
Beginning balance, January 1,	$716	$—
FGC acquisition	—	1,200
Change in fair value of contingent consideration liability during year	784	13
Ending balance, June 30,	$1,500	$1,213

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in our Statement of Income.  Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.  Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability. Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The May 2017 acquisition of FGC included an earnout of $1.5 million, contingent upon meeting certain performance targets.  The estimated fair value of the contingent consideration on the acquisition date was $1.2 million.  Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved.  As a result of that remeasurement,  we increased the fair value of the contingent consideration in the second quarter of 2018 related to the FGC performance target contemplated in their purchase agreement, and increased the liability by $0.8 million with a corresponding increase in non-operating expense. We expect to pay the full $1.5 million liability in the third quarter of 2018.

Note 6 — Business Combinations

2018 Acquisition

Acquisition of Willbros Group, Inc.

On June 1, 2018, we acquired all of the outstanding common stock of Willbros, a specialty energy infrastructure contractor serving the oil and gas and power industries for approximately $111.0 million, net of cash and restricted cash acquired. The total purchase price was funded through a combination of existing cash balances and borrowings under our revolving credit facility.

The tables below represent the purchase consideration and preliminary estimated fair values of the assets acquired and liabilities assumed. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, identifiable intangible assets, contract assets and liabilities, deferred income taxes, uncertain tax positions, and the fair value of certain contractual obligations.

Purchase consideration (in thousands)
Total purchase consideration	$164,758
Less cash and restricted cash acquired	(53,728)
Net cash paid	111,030

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and restricted cash	$53,728
Accounts receivable	102,719
Contract assets	30,762
Other current assets	18,767
Property, plant and equipment	33,171
Intangible assets:
Customer relationships	52,650
Non-compete agreements	1,600
Tradename	200
Deferred income taxes	22,466
Other non-current assets	2,261
Accounts payable and accrued liabilities	(117,736)
Contract liabilities	(44,258)
Other non-current liabilities	(35,269)
Total identifiable net assets	121,061
Goodwill	43,697
Total purchase consideration	$164,758

We separated the operations of Willbros among three of our segments. The utility transmission and distribution operations created the newly formed Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce. We allocated $34.7 million of goodwill to the Transmission segment, $6.1 million to the Power segment, and $2.8 million to the Pipeline segment.  Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

For the period June 1, 2018, the acquisition date, to June 30, 2018, Willbros contributed revenue of $61.0 million and gross profit of $6.4 million.

Acquisition related costs were $7.7 million and $9.3 million for the three and six months ended June 30, 2018, respectively, related to the acquisition of Willbros and are included in “Merger and related costs” on the Condensed Consolidated Statements of Income. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros and professional fees paid to advisors.

2017 Acquisitions

Acquisition of Florida Gas Contractors

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

For the three and six months ended June 30, 2018, FGC contributed revenue of $8.4 million and $16.0 million, respectively, and gross profit of $2.8 million and $5.0 million, respectively. For the period May 26, 2017, the acquisition date, to June 30, 2017, FGC contributed revenue of $2.2 million and gross profit of $0.5 million.

Acquisition of Engineering Assets

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

Acquisition of Coastal Field Services

On June 16, 2017, we acquired certain assets and liabilities of Coastal for approximately $27.5 million.  Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry.  Coastal operates in the Pipeline segment and increases our market share in the Gulf Coast energy market.  The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2018, we finalized the estimate of the fair value of the acquired assets, which included $4.0 million of fixed assets; $4.6 million of working capital; $9.9 million of intangible assets; $9.3 million of goodwill; and $0.3 million of long-term capital leases. Intangible assets primarily consist of customer relationships and tradename. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for our expansion of services in the pipeline construction and maintenance business. Goodwill also includes the value of the assembled workforce that Coastal provides to us. Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.

For the three and six months ended June 30, 2018, Coastal contributed revenue of $4.2 million and $9.2 million, respectively, and gross profit of $0.6 million and $1.0 million, respectively. For the period June 16, 2017, the acquisition date, to June 30, 2017, Coastal contributed revenue of $1.0 million and gross profit of $0.4 million.

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2018 and 2017

The following pro forma information for the three and six months ended June 30, 2018 and 2017 presents our results of operations as if the acquisitions of Willbros, FGC, and Coastal had occurred at the beginning of 2017.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocations;

•	the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration liability associated with the FGC acquisition;

•	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisitions;

•	the pro forma impact of interest expense relating to the acquisitions; and

•

the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 28.0% and 40.0% for the three and six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$774,018	$869,039	$1,479,118	$1,610,081
Income before provision for income taxes	$14,641	$37,156	$15,447	$35,426
Net income attributable to Primoris	$9,371	$21,896	$7,451	$20,732

Weighted average common shares outstanding:
Basic	51,531	51,437	51,505	51,515
Diluted	51,793	51,688	51,770	51,771

Earnings per share:
Basic	$0.18	$0.43	$0.14	$0.40
Diluted	$0.18	$0.42	$0.14	$0.40

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the six months ended June 30, 2018 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2018	$24,391	$51,521	$37,312	$—	$40,150	$153,374
Goodwill acquired during the year	6,101	2,849	—	34,747	—	43,697
Balance at June 30, 2018	$30,492	$54,370	$37,312	$34,747	$40,150	$197,071

At June 30, 2018 and December 31, 2017, intangible assets other than goodwill totaled $94.1 million and $44.8 million, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		June 30, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename	9 years	$31,590	$(23,451)	$32,175	$(22,238)
Customer relationships	16 years	102,550	(19,239)	49,900	(16,338)
Non-compete agreements	5 years	3,500	(1,037)	1,900	(820)
Other	3 years	275	(99)	275	(54)
Total	15 years	$137,915	$(43,826)	$84,250	$(39,450)

Amortization expense of intangible assets was $2.7 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively and amortization expense for the six months ended June 30, 2018 and 2017 was $5.2 million and $3.6 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2018 (remaining six months)	$6,280
2019	12,145
2020	9,394
2021	8,155
2022	6,989
Thereafter	51,126
$94,089

Note 8—Accounts Payable and Accrued Liabilities

At June 30, 2018 and December 31, 2017, accounts payable were $219.2 million and $140.9 million, respectively. These balances included retention amounts for the same periods of approximately $15.6 million and $13.5 million, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and related employee benefits	$68,942	$45,708
Insurance, including self-insurance reserves	28,467	21,391
Corporate income taxes and other taxes	9,728	2,843
Other	23,342	6,085
	$130,479	$76,027

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Commercial equipment notes	$157,227	$165,532
Mortgage notes	11,013	11,242
Revolving credit facility	170,000	—
Senior secured notes	82,143	82,143
Total debt	420,383	258,917
Unamortized debt issuance costs	(97)	(102)
Total debt, net	$420,286	$258,815
Less: current portion	(65,376)	(65,464)
Long-term debt, net of current portion	$354,910	$193,351

The weighted average interest rate on total debt outstanding at June 30, 2018 and December 31, 2017 was 3.9% and 3.0%, respectively.

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At June 30, 2018, interest rates ranged from 1.78% to 4.40% per annum and maturity dates ranged from September 20, 2018 to May 25, 2023. The notes are secured by certain construction equipment.

We also entered into two secured mortgage notes payable to a bank in December 2015 totaling $8.0 million, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by two buildings.

During 2017, we acquired three properties from a related party and assumed three mortgage notes secured by the properties totaling $4.2 million, with interest rates of 5.0% per annum and maturity dates of October 1, 2038.

Revolving Credit Facility

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $200.0 million up to $250.0 million, subject to obtaining additional or increased lender commitments. The termination date of the Credit Agreement is September 29, 2022. We capitalized $0.6 million of debt issuance costs during the third quarter of 2017 that are being amortized as interest expense over the life of the Credit Agreement.

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

At June 30, 2018, commercial letters of credit outstanding were $26.0 million, borrowings under the Credit Agreement were $170.0 million, and available borrowing capacity was $4.0 million.

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

We were in compliance with the covenants for the Credit Agreement and Notes Agreement at June 30, 2018.

On July 9, 2018, we amended the Credit Agreement and paid off and extinguished all of the notes issued under the Senior Secured Notes and Shelf Agreement. See Note 18 — “Subsequent Events” for further details.

Canadian Credit Facility

We have a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At June 30, 2018, letters of credit outstanding was $0.5 million in Canadian dollars, and the available borrowing capacity was $7.5 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At June 30, 2018, OnQuest Canada, ULC was in compliance with the covenant.

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

Carlsbad Joint Venture

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$29,437	$26,203	$71,257	$37,003
Net income attributable to noncontrolling interests	$2,330	$12	$5,444	$380

The Carlsbad joint venture made no distributions to the partners, and we made no capital contributions to the Carlsbad joint venture during the six months ended June 30, 2018. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$29,988	$44,308
Accounts receivable	$—	$15,343
Contract assets	$16,269	$—
Contract liabilities	$19,124	$42,743
Accounts payable	$4,703	$12,352
Due to Primoris	$6,986	$—

Wilmington Joint Venture

The Wilmington joint venture’s operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$437	$12,289	$1,921	$24,599
Net income attributable to noncontrolling interests	$146	$839	$560	$1,292

The Wilmington joint venture made no distributions to the partners, and we made no capital contributions to the Wilmington joint venture during the six months ended June 30, 2018. The project was substantially complete as of December 31, 2017.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$8,762	$15,948
Accounts receivable	$8	$598
Contract liabilities	$212	$1,480
Accounts payable	$154	$759
Due to Primoris	$405	$7,428

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the Carlsbad and Willmington joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At June 30, 2018	Amounts	Amounts
Cash	$38,750	$139,404
Accounts receivable	$8	$375,763
Contract assets	$16,269	$360,710
Accounts payable	$4,857	$219,180
Contract liabilities	$19,336	$195,326

At December 31, 2017
Cash	$60,256	$170,385
Accounts receivable	$15,941	$291,589
Accounts payable	$13,111	$140,943
Contract liabilities	$44,223	$169,377

Note 11—Related Party Transactions

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is also our largest stockholder, and his family hold a majority interest in SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the six months ended June 30, 2018 and 2017, we paid $0 and $0.2 million, respectively, in lease payments to SIGI for the use of these properties.

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

At June 30, 2018, a total of 202,121 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019	51,552
2020	5,392
56,944

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  We recognized $0.2 million in compensation expense for the each of the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.  At June 30, 2018, approximately $0.8 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 1.1 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At June 30, 2018, a total of 3,974 Dividend Equivalent Units were accrued.

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

The Tax Act was signed into law on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code including a reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning on January 1, 2018. Other changes require complex computations not previously provided in U.S. tax law.  Given the significance of the legislation, the SEC staff issued SAB 118, which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act in the period ended December 31, 2017. The provisional estimates are to be finalized during a one-year “measurement period” similar to that used when accounting for business combinations. Our measurement period remains open as we continue to evaluate the effects of the Tax Act on our deductions for tax depreciation and executive compensation accruals. No changes to the provisional estimates occurred during the six months ended June 30, 2018.

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the six months ended June 30, 2018 and 2017 was 17.5% and 37.7%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the six months ended June 30, 2018 and 2017 was 24.0% and 39.0%, respectively. Our 2018 tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses. Our 2017 tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, the Domestic Production Activity Deduction, and nondeductible components of per diem expenses.

Primoris’ U.S. federal income tax returns are generally no longer subject to examination for tax years before 2014. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, Primoris’ state and foreign income tax returns are generally no longer subject to examination for tax years before 2012. We are subject to examination for certain Willbros tax matters beginning after 2007 for the U.S. federal and most state income tax returns, and after 2010 for Canada.

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

Note 14—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Primoris	$11,715	$21,545	$12,403	$29,236

Denominator:
Weighted average shares for computation of basic earnings per share	51,531	51,437	51,505	51,515
Dilutive effect of shares issued to independent directors	—	—	3	3
Dilutive effect of restricted stock units (1)	262	251	262	253
Weighted average shares for computation of diluted earnings per share	51,793	51,688	51,770	51,771

Earnings per share attributable to Primoris:
Basic	$0.23	$0.42	$0.24	$0.57
Diluted	$0.23	$0.42	$0.24	$0.56

(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 15—Stockholders’ Equity

Common stock

We issued 71,757 shares of common stock in February 2018 and 65,429 shares of common stock in February 2017 under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $1.5 million in February 2018 and $1.1 million in February 2017. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in February 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing market price of December 2017. The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing market price of January 2017.

In February 2018 and 2017, we issued 10,062 shares and 11,784 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 12 — “Stock–Based Compensation”, as of June 30, 2018, the Board of Directors has granted a total of 259,065 shares of Units under the Equity Plan and these Units have accrued 3,974 Dividend Equivalent Units.

Share repurchase plan

In May 2018, our Board of Directors authorized a $5.0 million share repurchase program that expires on December 31, 2018. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. There were no share repurchases in the six months ended June 30, 2018.

In February 2017, our Board of Directors authorized a $5.0 million share repurchase program under which we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the month of March 2017, we purchased and cancelled 216,350 shares of common stock, which in the aggregate, equaled $5.0 million, at an average price of $23.10 per share.

Note 16—Commitments and Contingencies

Leases  — We lease certain property and equipment under non-cancellable operating leases, which expire at various dates through 2023. The leases require us to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and six months ended June 30, 2018 was $9.9 million and $16.7 million, respectively, compared to $5.9 million and $12.0 million, respectively, for the same periods in 2017. Total lease expense associated with operating leases acquired in the Willbros acquisition from the acquisition date of June 1, 2018 to June 30, 2018 was approximately $2.6 million.

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, we received a final payment schedule for our withdrawal liability.  Based on this schedule, the liability recorded at June 30, 2018 was $4.3 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets. We expect to pay the remaining liability balance during 2018, and have no plans to withdraw from any other labor agreements.

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will use our settlement obligation to pay for a third-party contractor approved by the NTTA. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the six months ended June 30, 2018, we increased our liability by $0.3 million and spent $0.4 million for remediation. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At June 30, 2018, the remaining accrual balance was $15.1 million.

Legal proceedings — We have been engaged in a dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we had recorded a receivable of $32.9 million with a reserve of approximately $18.1 million included in “Contract liabilities”.  During the second quarter of 2018, we received a partial payment on the receivable balance of $12.0 million, reducing our receivable balance to $20.9 million. At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the fourth quarter of 2018.

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

SEC Inquiry — We have been cooperating with an inquiry by the staff of the SEC, which appears to be focused on certain percentage-of-completion contract revenue recognition practices of the Company during 2013 and 2014.  We are continuing to respond to the staff’s inquiries in connection with this matter.  We currently expect this matter to be resolved during 2018.

Litigation matters related to the acquisition of Willbros — In the fourth quarter of 2014, Willbros announced a restatement of its Condensed Consolidated Financial Statements for the March 2014 and June 2014 quarters.  On October 28, 2014, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of Willbros’ stock and alleging damages on their behalf arising from the matters that led to the restatement.  On February 16, 2018, Willbros reached an agreement in principle, which, if approved by the Court, would settle all claims against the defendants and be fully funded by Willbros’ insurance carriers. On April 17, 2018, the Court signed an Order Preliminarily Approving Settlement and Providing Notice, preliminarily approving the settlement.  On August 2, 2018, at a hearing to determine whether the parties’ settlement was fair, reasonable and adequate to the Settlement Class Members, the Court approved the settlement and entered the Order on August 3, 2018.

In addition, two shareholder derivative lawsuits were filed purportedly on behalf of Willbros in connection with the restatement.  One of the lawsuits was voluntarily dismissed by the plaintiff on April 23, 2015. On October 24, 2016, the Court dismissed the second lawsuit with prejudice. Plaintiffs’ motion for reconsideration was denied on December 21, 2016. Plaintiffs filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas; the court heard oral argument in the appeal on January 30, 2018 but it has not yet issued an opinion.  We believe that any judgement would be fully funded by Willbros insurance carriers.

On April 11, 2018, Willbros submitted for review to the SEC a preliminary proxy concerning the pending merger with Primoris. On April 24, 2018, a securities class action suit was filed by a purported stockholder in the United States District Court for the Southern District of Texas seeking injunctive relief with regards to the pending merger. The suit, Karl Graulich v. Willbros Group Inc. [sic], et al., Case 4:18-cv-01286, named as defendants Willbros and its directors. The complaint was voluntarily dismissed by the plaintiff on May 9, 2018.

Bonding — At June 30, 2018 and December 31, 2017, the Company had bid and completion bonds issued and outstanding totaling approximately $568.2 million and $705.7 million, respectively.

Note 17—Reportable Segments

We segregate our business into five reportable segments: the Power segment, the Pipeline segment, the Utilities segment, the Transmission segment, which is a new reportable segment created in connection with the acquisition of Willbros, and the Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

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

The Transmission segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in a range of services in electric and gas transmission and distribution, including comprehensive engineering, procurement, maintenance and contruction, repair, and restoration of utility infrastructure.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenue and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenue

Revenue by segment for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended June 30,
	2018		2017
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$167,001	25.7%	$157,773	25.0%
Pipeline	90,605	14.0%	134,623	21.3%
Utilities	228,852	35.3%	212,942	33.8%
Transmission (1)	42,454	6.5%	—	0.0%
Civil	119,875	18.5%	125,827	19.9%
Total	$648,787	100.0%	$631,165	100.0%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

	For the six months ended June 30,
	2018		2017
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$333,556	28.9%	$289,013	24.2%
Pipeline	148,188	12.9%	318,068	26.7%
Utilities	395,562	34.3%	329,922	27.7%
Transmission (1)	42,454	3.7%	—	0.0%
Civil	233,146	20.2%	255,664	21.4%
Total	$1,152,906	100.0%	$1,192,667	100.0%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

Segment Gross Profit

Gross profit by segment for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$20,526	12.3%	$18,132	11.5%
Pipeline	10,678	11.8%	39,366	29.2%
Utilities	34,564	15.1%	32,347	15.2%
Transmission (1)	5,721	13.5%	—	0.0%
Civil	(70)	(0.1%)	(5,362)	(4.3%)
Total	$71,419	11.0%	$84,483	13.4%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

	For the six months ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$44,597	13.4%	$33,656	11.6%
Pipeline	18,569	12.5%	67,491	21.2%
Utilities	43,615	11.0%	40,620	12.3%
Transmission (1)	5,721	13.5%	—	0.0%
Civil	3,477	1.5%	(2,231)	(0.9%)
Total	$115,979	10.1%	$139,536	11.7%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

Segment Goodwill

The amount of goodwill recorded by each segment at June 30, 2018 and at December 31, 2017 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 1.4% generated from sources outside of the United States, principally in Canada. At June 30, 2018 and December 31, 2017, approximately 2.2% of total assets were located outside of the United States.

Note 18—Subsequent Events

Amendment to the Credit Agreement

On July 9, 2018, we entered into the First Amendment and Joinder to the Amended and Restated Credit Agreement (the “July Amendment”) with the Administrative Agent and the Lenders. On August 3, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “August Amendment”, and together with the July Amendment, the “Amendments”) with the Administrative agent and the Lenders. The Amendments amend the Credit Agreement, dated as of September 29, 2017, among such parties.

The Amendments, among other things, modify the Credit Agreement to include a $220.0 million term loan (the “Term Loan”), increases the accordion feature that will allow us to increase the Term Loan or borrowing capacity under the Revolving Credit Facility by $75.0 million, and extends the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

The Term Loan requires quarterly principal payments equal to 1.250%, or 5.000% per annum, of the original principal amount of the Term Loan for the first three years and 1.875%, or 7.500% per annum, of the original principal amount of the Term Loan for years four and five, with the balance due on July 9, 2023. The first principal payment will be due on September 30, 2018.

The proceeds from the Term Loan were used to refinance and extinguish all of the notes issued under our Senior Secured Notes and Shelf Agreement, to pay down a significant portion of the borrowings under our Revolving Credit Facility that was used to finance the acquisition of Willbros, and for general corporate purposes.

Cash Dividend

On August 2, 2018, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of September 28, 2018, payable on or about October 15, 2018.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Second Quarter 2018 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2018 Report, our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2018 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2018 Report and our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, water and wastewater, and engineering services to major public utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; electric utility systems; and heavy civil projects, earthwork and site development. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from several weeks to as long as 48 months for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue.

We generate revenue under a range of contracting options, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-

price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer. For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts.

Our reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, which is a new reportable segment created in connection with the acquisition of Willbros Group, Inc. (“Willbros”), and the Civil segment.  See Note 17 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

On June 1, 2018, we acquired Willbros for approximately $111.0 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations are included in the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million.  FGC operations are included in the Utilities segment, the engineering assets are included in the operations of the Power segment, and Coastal operations are included in the Pipeline segment.

In August 2017, we announced that we are investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the estimated cost of Engineering, Procurement, and Construction (“EPC”) work on the projects, which is projected to be completed in 2018. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide us with investment tax credits valued at over $5.0 million. As of June 30, 2018, our investment for the solar projects was approximately $21.7 million. The $21.7 million investment is our construction in progress on the solar projects and is included in Property and equipment, net on the Consolidated Balance Sheets.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  While we have seen signs of a recovery in the price of oil in late 2017 and early 2018, the significant volatility in the price of oil, gas and liquid natural gas that occurred in the past few years may create uncertainty with respect to demand for our oil and gas pipeline services both in the near-term and for future projects. We have started to see increased activity in our upstream operations, such as the construction of gathering lines within the oil shale formations and believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a reduction in oil prices from current levels could delay midstream pipeline opportunities. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, environmental laws and regulation could provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services such as the need for storage of renewable generated electricity.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The nature of our contracts give rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contract modifications result from changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

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

At June 30, 2018, we had approximately $85.3 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $77.1 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2018.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings), which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.

Revenue

Revenue was $648.8 million for the three months ended June 30, 2018, an increase of $17.6 million, or 2.8%, compared to the same period in 2017. The increase was primarily due to incremenal revenue in the three months ended June 30, 2018 from acquisitions ($79.5 million combined), progress on a major pipeline project on the Atlantic coast, higher Louisiana DOT volumes, and a West Texas solar electric facility project. The overall increase was partially offset by the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017.

Revenue was $1.15 billion for six months ended June 30, 2018, a decrease of $39.8 million, or 3.3%, compared to the same period in 2017.  The decrease was primarily due to the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017 ($305.0 million combined). The overall decrease was partially offset by higher activity with major utility clients in California and the Midwest, progress on our Carlsbad joint venture power plant project, and a major pipeline project on the Atlantic coast.  Incremental revenue in the six months ended June 30, 2018 from acquisitions totaled $96.3 million.

As discussed in Note 4 — “Revenue”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, we had approximately $85.3 million of unapproved contract modifications included in the aggregate transaction prices at June 30, 2018. Of this amount, approximately $64.7 million was claims related to the Belton area projects within our Civil segment.

Gross Profit

Gross profit was $71.4 million for the three months ended June 30, 2018, a decrease of $13.1 million, or 15.5%, compared to the same period in 2017.  The decrease was primarily due to the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017, partially offset by an increase in expected claim recovery on the Belton area projects.  Incremental gross profit in the three months ended June 30, 2018 from acquisitions totaled $11.6 million. Gross profit as a percentage of revenue decreased to 11.0% in the three months ended June 30, 2018 from 13.4% in the same period in 2017 due primarily to favorable performance on the two Florida pipeline projects in 2017.

Gross profit was $116.0 million for the six months ended June 30, 2018, a decrease of $23.6 million, or 16.9%, compared to the same period in 2017.  The decrease was primarily due to the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017, partially offset by increases in expected claim recovery on the Belton area projects.  Incremental gross profit for the six months ended June 30, 2018 from acquisitions totaled $15.3 million. Gross profit as a percentage of revenue decreased to 10.1% in the six months ended June 30, 2018 from 11.7% in the same period in 2017 due primarily to favorable performance on the two Florida pipeline projects in 2017.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $43.5 million during the three months ended June 30, 2018, a decrease of $1.4 million, or 3.1%, compared to the second quarter of 2017. The primary reason for the decrease was a $4.6 million reduction in compensation related expenses, including incentive compensation accruals and a $1.6 million decrease in legal fees. The overall decrease is partially offset by $4.3 million of incremental expense from the businesses we acquired during the period. SG&A expense as a percentage of revenue decreased to 6.7% compared to 7.1% for the corresponding period in 2017 due to lower expenses and increased revenue.

SG&A expenses were $80.4 million during the six months ended June 30, 2018, a decrease of $4.1 million, or 4.8%, compared to 2017. The primary reason for the decrease was an $8.3 million reduction in compensation related expenses, including incentive compensation accruals and a $2.6 million decrease in legal fees. The overall decrease is partially offset by $5.5 million of incremental expense from the businesses we acquired during the period. SG&A expense as a percentage of revenue decreased slightly to 7.0% compared to 7.1% for the corresponding period in 2017 due to lower expenses.

Merger and related costs

Merger and related costs were $7.7 million and $9.4 million for the three and six months ended June 30, 2018, respectively, compared to $1.1 million and $1.3 million in the same periods in 2017. The increase is primarily related to higher costs associated with the acquisition of Willbros. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros and professional fees paid to advisors.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Foreign exchange gain	1,256	109	$1,513	$132
Other income (expense), net	(771)	(13)	(783)	(13)
Interest income	340	114	612	183
Interest expense	(3,191)	(2,145)	(5,189)	(4,407)
Total other income (expense)	$(2,366)	$(1,935)	$(3,847)	$(4,105)

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars..

Other expense for each of the three and six months ended June 30, 2018 was $0.8 million primarily due to remeasurement of the contingent consideration in the second quarter of 2018 related to the FGC performance target contemplated in the purchase agreement. Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement in the second quarter of 2018, we increased the contingent consideration liability by $0.8 million.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government.

Interest expense for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 due to higher average debt balances in 2018.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 24.0% for the six months ended June 30, 2018.  The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, investment tax credits, and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended June 30, 2018 of $3.7 million compared to $14.2 million for the three months ended June 30, 2017. The $10.5 million decrease in income tax expense was primarily driven by a $20.3 million decrease in pre-tax income (excluding noncontrolling interests) and the Tax Cuts and Jobs Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

We recorded income tax expense for the six months ended June 30, 2018 of $3.9 million compared to $18.7 million for the six months ended June 30, 2017.  The $14.8 million decrease was primarily driven by a $31.6 million decrease in pre-tax income (excluding noncontrolling interests) and the Tax Cuts and Jobs Act’s reduction of the U.S. federal corporate income tax rates from 35% to 21% effective January 1, 2018.

Segment results

Power, Industrial and Engineering Segment

Revenue and gross profit for the Power segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$167,001		$157,773
Gross profit	$20,526	12.3%	$18,132	11.5%

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$333,556		$289,013
Gross profit	$44,597	13.4%	$33,656	11.6%

Revenue increased by $9.2 million, or 5.8%, for the three months ended June 30, 2018, compared to the same period in 2017. The growth is primarily due to a West Texas solar electric facility project that started in 2018 ($18.2 million), a refinery project in Southern California ($15.3 million), and a monoethylene glycol plant project in Texas that started in the third quarter of 2017 ($14.5 million). In addition, a LNG plant construction project in the Northeast, and the acquisition of Willbros ($6.9 million) increased revenue for the second quarter of 2018. The overall increase was partially offset by the substantial completion of a large petrochemical plant in Louisiana and our Wilmington joint venture power plant project in 2017 ($42.0 million combined).

Revenue increased by $44.5 million, or 15.4%, for the six months ended June 30, 2018, compared to the same period in 2017. The growth is primarily due to our Carlsbad joint venture power plant project ($34.3 million), a West Texas solar electric facility project that started in 2018 ($26.8 million), and a monoethylene glycol plant project in Texas that started in the third quarter of 2017 ($25.4 million). In addition, a refinery project in Southern California ($24.3 million), a LNG plant construction project in the Northeast ($19.3 million), and the acquisition of Willbros ($6.9 million) increased revenue for the first six months of 2018. The overall increase was partially offset by the substantial completion of a large petrochemical plant in Louisiana and our Wilmington joint venture power plant project in 2017 ($86.0 million combined).

Gross profit for the three months ended June 30, 2018, increased by $2.4 million, or 13.2% compared to the same period in 2017.  The increase is primarily due to the revenue growth and slightly higher margins.

Gross profit for the six months ended June 30, 2018, increased by $10.9 million, or 32.5%, compared to the same period in 2017.  The increase is primarily due to the revenue growth and higher margins.

Gross profit as a percentage of revenue increased to 12.3% and 13.4% during the three and six months ended June 30, 2018, respectively, compared to 11.5% and 11.6% in the same periods in 2017 primarily due to a strong performance and favorable margins realized by our Carlsbad joint venture project.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$90,605		$134,623
Gross profit	$10,678	11.8%	$39,366	29.2%

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$148,188		$318,068
Gross profit	$18,569	12.5%	$67,491	21.2%

Revenue decreased by $44.0 million, or 32.7%, for the three months ended June 30, 2018, compared to the same period in 2017. The decrease is primarily due to the completion of two large pipeline jobs in Florida and a pipeline job in West Texas in 2017 ($89.2 million combined), partially offset by a major pipeline project on the Atlantic Coast that began in 2018 ($24.8 million) and incremental revenue from the Willbros and Coastal acquisitions ($20.9 million combined).

Revenue decreased by $169.9 million, or 53.4%, for the six months ended June 30, 2018, compared to the same period in 2017. The decrease is primarily due to the completion of two large pipeline jobs in Florida in 2017 ($222.2 million). The overall decrease was partially offset by a major pipeline project on the Atlantic Coast that began in 2018 ($35.9 million), and incremental revenue from the Willbros and Coastal acquisitions ($28.6 million combined).

Gross profit for the three months ended June 30, 2018 decreased by $28.7 million, or 72.9%, compared to the same period in 2017. The decrease is primarily attributable to the higher revenue and gross profit from the two pipeline jobs in Florida in 2017.

Gross profit for the six months ended June 30, 2018 decreased by $48.9 million, or 72.5%, compared to the same period in 2017. The decrease is primarily attributable to the higher revenue and gross profit from the two pipeline jobs in Florida in 2017.

Gross profit as a percent of revenue decreased to 11.8% and 12.5% during the three and six months ended June 30, 2018, respectively, compared to 29.2% and 21.2% in the same period in 2017. The decrease is primarily due to our strong performance on the two Florida jobs in 2017, which benefited from good weather conditions resulting in no weather delays and high productivity. The higher gross margins experienced in 2017 is not common and not expected to occur again in the future.

Utilities and Distribution Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$228,852		$212,942
Gross profit	$34,564	15.1%	$32,347	15.2%

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$395,562		$329,922
Gross profit	$43,615	11.0%	$40,620	12.3%

Revenue increased by $15.9 million, or 7.5%, for the three months ended June 30, 2018, compared to the same period in 2017. The increase is primarily attributable to higher revenue with a major utility customer in the Midwest ($10.7 million) and the impact of the acquired FGC operations late in the second quarter of 2017 ($6.2 million). The overall increase was partially offset by lower revenue from a collaboration Master Service Agreement (“MSA”) for a major utility customer in California ($6.3 million).

Revenue increased by $65.6 million, or 19.9%, for the six months ended June 30, 2018, compared to the same period in 2017. The increase is primarily attributable to higher revenue from two major utility customers in California ($27.5 million), and increased activity with a major utility customers in the Midwest ($13.1 million). In addition, the impact of the acquired FGC operations in the second quarter of 2017 also benefited 2018 ($13.9 million).

Gross profit for the three months ended June 30, 2018 increased by $2.2 million, or 6.9%, compared to the same period in 2017. The increase is primarily due to the impact of higher revenue.

Gross profit for the six months ended June 30, 2018 increased by $3.0 million, or 7.4%, compared to the same period in 2017. The increase is primarily due to the impact of higher volume. Gross profit as a percentage of revenue decreased to 11.0% during the six months ended June 30, 2018 compared to 12.3% in the same period in 2017 primarily as a result of lower gross margins on the collaboration MSA work, the impact of a client delay, and the unfavorable weather conditions experienced by a major utility customer in the Midwest in the six months ended June 30, 2018.

Transmission and Distribution Segment

Revenue and gross profit for the Transmission segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$42,454		$—
Gross profit	$5,721	13.5%	$—	0.0%

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$42,454		$—
Gross profit	$5,721	13.5%	$—	0.0%

The Transmission segment was created in connection with the acquision of Willbros. Revenue and gross profit represent results from June 1, 2018, the acquisition date, to June 30, 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$119,875		$125,827
Gross profit	$(70)	(0.1%)	$(5,362)	(4.3%)

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$233,146		$255,664
Gross profit	$3,477	1.5%	$(2,231)	(0.9%)

Revenue decreased by $6.0 million, or 4.7%, for the three months ended June 30, 2018, compared to the same period in 2017. The decrease is primarily due to the substantial completion of a methanol plant project ($13.9 million) and a large petrochemical plant project ($10.2 million) as well as lower Texas DOT volumes. The overall decrease was partially offset by higher Louisiana DOT volumes ($19.3 million).

Revenue decreased by $22.5 million, or 8.8%, for the six months ended June 30, 2018, compared to the same period in 2017. The decrease is primarily due to the substantial completion of a methanol plant project ($24.8 million) and a large petrochemical plant project ($19.5 million) as well as lower Texas DOT volumes. The overall decrease was partially offset by higher Louisiana DOT volumes ($27.1 million).

Gross profit increased by $5.3 million for the three months ended June 30, 2018, compared to the same period in 2017 primarily due to higher profit on Louisiana DOT projects and increases in expected claim recovery on the Belton area projects. The overall increase was partially offset by higher costs on an airport project in the second quarter of 2018.

Gross profit increased by $5.7 million for the six months ended June 30, 2018, compared to the same period in 2017 primarily due to higher profit on Arkansas DOT and Louisiana DOT projects and increases in expected claim recovery on the Belton area projects. The overall increase was partially offset by higher costs on an airport project in the six months ended June 30, 2018, and the substantial completions of the methanol plant and petrochemical plant projects in 2017.

Gross profit as a percent of revenue increased to (0.1%) and 1.5% during the three and six months ended June 30, 2018, respectively, compared to (4.3%) and (0.9%) in the same periods in 2017 primarily due to the reasons noted above.

Revenue at the five Belton area projects was $40.2 million and $72.3 million for the three and six months ended June 30, 2018, respectively, representing 33.4% and 31.0% of total Civil revenue. Revenue for which no margin was recognized was $22.4 million and $39.7 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2018, the four Belton area jobs in a loss position contributed $7.0 million and $8.6 million gross profit primarily due to increases from expected claim recovery. Two of the Belton area jobs in a loss position were completed during 2017, and the remaining two loss jobs are scheduled to be completed in 2018. At June 30, 2018, the accrued loss provision for the four Belton area projects was $2.9 million and estimated remaining revenue for the two open jobs in a loss position was $33.8 million. The remaining Belton area job is not in a loss position and contributed $0.4 million and $0.6 million gross profit during the three and six months ended June 30, 2018. At June 30, 2018, estimated remaining revenue for the job was $56.9 million, with completion scheduled for early 2019.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 1.4% generated from sources outside of the United States, principally Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2017 and June 30, 2018 and the changes in Fixed Backlog for the six months ended June 30, 2018 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog			Recognized from			for Six Months
	December 31,	Additions to	Recognized from	at June 30,			Non-Fixed Backlog			ended June 30,
Reportable Segment	2017	Fixed Backlog	Fixed Backlog	2018	00	00	Projects	00	00	2018
Power	$382.2	$184.1	$291.5	$274.8			$42.0			$333.5
Pipeline	777.7	213.4	128.7	862.4			19.5			148.2
Utilities	58.7	85.3	112.6	31.4			283.0			395.6
Transmission	—	32.4	6.9	25.5			35.6			42.5
Civil	606.0	148.7	227.5	527.2			5.7			233.1
Total	$1,824.6	$663.9	$767.2	$1,721.3			$385.8			$1,152.9

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At June 30, 2018, our total Fixed Backlog was $1.72 billion, representing a decrease of $103.3 million, or 5.7%, compared to $1.82 billion at December 31, 2017.

MSA Backlog

The following table outlines historical MSA revenue for the past six quarters (in millions):

	Quarterly MSA Revenue
	2017	2018
First Quarter	$105.5	$146.4
Second Quarter	$181.0	$238.7
Third Quarter	$197.9
Fourth Quarter	$180.9

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2018 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2018
Power	$112.4
Pipeline	47.9
Utilities	652.0
Transmission	300.4
Civil	—
Total	$1,112.7

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Power	$491.3	$459.1	$423.0	$379.3	$387.2
Pipeline	927.5	850.5	813.0	788.6	910.3
Utilities	664.1	623.0	739.2	840.8	683.4
Transmission	—	—	—	—	325.9
Civil	667.5	683.4	624.2	597.2	527.2
Total	$2,750.4	$2,616.0	$2,599.4	$2,605.9	$2,834.0

We expect that during the next four quarters, we will recognize as revenue approximately 89% of the total backlog at June 30, 2018, comprised of backlog of approximately: 92% of the Power segment; 85% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 74% of the Civil segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs. Only July 9, 2018, we amended our Credit Agreement to include a $220.0 million term loan that was used to refinance and extinguish all of the notes under our Senior Secured Notes and Shelf Agreement, to pay down a significant portion of the borrowings under our Revolving Credit Facility that was used to finance the acquisition of Willbros, and for general corporate purposes. See Note 18 — “Subsequent Events” in Item 1, Financial Statements, of this Second Quarter 2018 Report. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $139.4 million at June 30, 2018 compared to $170.4 million at December 31, 2017. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $38.8 million and $60.3 million as of June 30, 2018 and December 31, 2017, respectively, were not available for general corporate purposes.

Our restricted cash acquired in the Willbros acquisition totaled $35.5 million at June 30, 2018, which was pledged to secure letters of credit. We are in the process of issuing new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of August 3, 2018, substantially all of the restricted cash had been released and was available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the six months ended June 30, 2018, we spent approximately $46.1 million for capital expenditures, which included $11.7 million spent for our investment in the solar projects and $20.0 million for construction equipment. In addition, the acquisition of Willbros during 2018 added $33.2 million to property, plant and equipment. The total of our depreciation, amortization and equipment sales was approximately $41.0 million.  Capital expenditures for the remaining six months of 2018 are expected to total between $25.0 million and $30.0 million.

Cash Flows

Cash flows during the six months ended June 30, 2018 and 2017 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2018	2017
Change in cash:
Net cash (used in) provided by operating activities	$(716)	$116,289
Net cash used in investing activities	(151,326)	(106,238)
Net cash provided by (used in) financing activities	156,738	(34,198)
Effect of exchange rate changes	(185)	—
Net change in cash and cash equivalents	$4,511	$(24,147)

Operating Activities

The source of our cash flows from operating activities for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six months ended
	June 30,
	2018	2017	Change
Operating Activities:
Net income	$18,407	$30,908	$(12,501)
Depreciation and amortization	35,175	31,750	3,425
Changes in assets and liabilities	(53,216)	55,585	(108,801)
Other	(1,082)	(1,954)	872
Net cash provided by operating activities	$(716)	$116,289	$(117,005)

Net cash used in operating activities for the six months ended June 30, 2018 was $0.7 million compared to cash provided by operating activities of $116.3 million for the six months ended June 30, 2017.  The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $53.2 million change in assets and liabilities for the six months ended June 30, 2018 are summarized as follows:

•	Contract assets increased by $64.1 million from December 31, 2017, primarily due to higher unbilled revenue;

•	Contract liabilities decreased by $18.2 million from December 31, 2017, primarily due to lower deferred revenue;

•

Accounts receivable decreased by $18.3 million from December 31, 2017, reflecting successful collection efforts during the first half of 2018. For non-disputed receivables, our days sales outstanding declined from 46 days at December 31, 2017 to 41 days at June 30, 2018; and

•	Accrued liabilities increased by $13.6 million from December 31, 2017.

Investing activities

For the six months ended June 30, 2018, we used $151.3 million in cash from investing activities compared to $106.2 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we purchased property and equipment for $46.1 million in cash  compared to $44.7 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

During the six months ended June 30, 2018, we used $111.0 million for the acquisition of Willbros. During the six months ended June 30, 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid in its entirety on June 1, 2018.

Financing activities

Financing activities provided cash of $156.7 million for the six months ended June 30, 2018, which was the net of several transactions, including:

•	Borrowings under our revolving credit facility of $170.0 million;
•	Proceeds from the issuance of debt secured by our equipment of $19.5 million;
•	Repayment of long-term debt and capital leases of $28.0 million;
•	Dividend payments to our stockholders of $6.2 million; and
•	Proceeds from the issuance of 71,757 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan of $1.5 million.

Financing activities used cash of $34.2 million for the six months ended June 30, 2017, which was the net of several transactions, including:

•	Repayment of long-term debt and capital leases of $24.7 million;
•	Repurchase of common stock of $5.0 million;
•	Dividend payments to our stockholders of $5.7 million; and
•	Proceeds from the issuance of 65,429 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan of $1.1 million.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2018 Report.

On July 9, 2018, we entered into the First Amendment and Joinder to the Amended and Restated Credit Agreement (the “July Amendment”) with CIBC Bank USA, as administrative agent, collateral agent, and joint lead arranger, Bank of the West, as joint lead arranger, Capital One, N.A., as co-syndication agent, Regions Bank, as co-syndication agent, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank

(collectively, the “Lenders”). On August 3, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “August Amendment”, and together with the July Amendment, the “Amendments”) with the Lenders. The Amendments amend the Amended and Restated Credit Agreement, dated as of September 29, 2017, among such parties (the “Credit Agreement”).

The Amendments, among other things, modify the Credit Agreement to include a $220.0 million term loan (the “Term Loan”), increases the accordion feature that will allow us to increase the Term Loan or borrowing capacity under the revolving credit facility by $75.0 million, and extends the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

The Term Loan requires quarterly principal payments equal to 1.250%, or 5.000% per annum, of the original principal amount of the Term Loan for the first three years and 1.875%, or 7.500% per annum, of the original principal amount of the Term Loan for years four and five, with the balance due on July 9, 2023. The first principal payment will be due on September 30, 2018.

The proceeds from the Term Loan were used to refinance and extinguish all of the notes issued under our Senior Secured Notes and Shelf Agreement with The Prudential Investment Management, Inc., and certain Prudential affiliates, to pay down a significant portion of the borrowings under our revolving credit facility that was used to finance the acquisition of Willbros, and for general corporate purposes.

Related party transactions

For a discussion of related party transactions, please see Note 11 — “Related Party Transactions” in Item 1, Financial Statements of this Second Quarter 2018 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 15 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2018 Report.

Contractual Obligations

As of June 30, 2018, we had $420.7 million of outstanding long-term debt and capital lease obligations, and there were no short-term borrowings.

A summary of contractual obligations as of June 30, 2018 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt and capital lease obligations	$420.7	$65.6	$107.1	$225.7	$22.3
Interest on long-term debt (1)	22.7	7.1	8.9	3.7	3.0
Operating leases	123.4	42.8	51.5	19.0	10.1
Pension plan withdrawal liability	4.3	4.3	—	—	—
Contingent consideration obligations	1.5	1.5	—	—	—
	$572.6	$121.3	$167.5	$248.4	$35.4
Letters of credit	$26.4	$26.4	$—	$—	$—

(1)

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our revolving credit facility under our Credit Agreement bears interest at variable market rates, and has been excluded from the table. Assuming the principal amount outstanding of $170.0 million at June 30, 2018 remained outstanding and the interest rate in effect at June 30, 2018 remained the same, the annual cash interest expense with respect to our revolving credit facility would be approximately $8.5 million, payable for the remainder of the term of such credit facility.

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

We may also be required to make additional contributions to multi-employer pension plans if they become underfunded, and these contributions will be determined based on our union payroll.  The Pension Protection Act of 2006 added special funding and operational rules for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical”.  Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers.  The amounts of additional funds that we may be obligated to contribute cannot be reasonably estimated and is not included in the table above.

In November 2011, members of the Pipe Line Contractors Association (“PLCA”) including ARB, Rockford and Q3C (prior to the acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan. We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at June 30, 2018 was $4.3 million. We expect to pay the remaining liability balance during 2018 and have no plans to withdraw from any other labor agreements.

Off-balance sheet transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs.  The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•

At June 30, 2018, we had letters of credit outstanding of $26.4 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2018 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles. At June 30, 2018, total operating lease commitments were $123.4 million.  Accounting treatment of operating leases will change in accordance with ASU 2017-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2018, we had $568.2 million in outstanding bonds.  As of the date of this Second Quarter 2018 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”.  As discussed in Note 16 — “Commitments and Contingencies” of Item 1, Financial Statements of this Second Quarter 2018 Report, we have recognized a withdrawal liability for one plan.  We currently do not anticipate withdrawal from any other multi-employer pension plans.  Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

•

We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements; and

•	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  We have been engaged a in dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we had recorded a receivable of $32.9 million with a reserve of approximately $18.1 million included in “Contract liabilities.”  During the second quarter of 2018, we received a partial payment on the receivable balance of $12.0 million, reducing our receivable balance to $20.9 million. At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the sureties who have provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for the fourth quarter of 2018.

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

At June 30, 2018, we had no derivative financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2018 and December 31, 2017, due to the generally short maturities of these items.

Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Based on our variable rate debt outstanding as of June 30, 2018, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $1.7 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2018, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed in Note 6 — “Business Combinations” included in Item 1, Financial Statements of this Second Quarter 2018 Report, we acquired Willbros on June 1, 2018. Willbros constitutes approximately 21.5% of total assets and approximately 5.3% of total revenues of the consolidated financial statement amounts as of and for the six months ended June 30, 2018. As the acquisition of Willbros occurred in the second quarter of 2018, we excluded Willbros’ internal control over financial reporting from our assessment of the effectiveness of disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2018. The Willbros acquisition had a material impact on internal control over financial reporting. Due to the timing of the Willbros acquisition, we will exclude the internal control over financial reporting of Willbros from our evaluation of internal control over financial reporting for the year ended December 31, 2018.

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

Item 5.  Other Information.

Amendment to the Credit Agreement

On August 3, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “August Amendment”), with CIBC Bank USA, as administrative agent, collateral agent, and joint lead arranger, issuing lender and as a lender, Bank of the West, as joint lead arranger, issuing lender and as a lender, Capital One, N.A., as co-syndication agent and as a lender, Regions Bank, as co-syndication agent and as a lender, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (collectively, the “Lenders”).  The August Amendment amends the Amended and Restated Credit Agreement, dated as of September 29, 2017, as amended on July 9, 2018, among such parties (the “Credit Agreement”).

The August Amendment amends the definition of EBITDA to allow for an addback of one-time expenses including the transaction costs associated with the Willbros acquisition and provides for a new definition for Willbros transaction costs.  “Willbros transaction costs” means $8,399,000 of one-time expenses for financial, legal, and other advisory work and severance costs for senior management associated with the acquisition of Willbros, as well as other costs incurred no later than December 31, 2018 associated with the Willbros acquisition as approved by the administrative agent.  Finally, the August Amendment also approved a new form of compliance certificate.

The foregoing description of the August Amendment is a summary only, and is qualified in its entirety by reference to the complete text of the August Amendment attached hereto as Exhibit 10.2

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated March 27, 2018, among Primoris Services Corporation, Waco Acquisition Vehicle, Inc., and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 28, 2018)

10.1

First Amendment and Joinder to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2018)

10.2

Second Amendment to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (*)

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

PRIMORIS SERVICES CORPORATION

Date: August 6, 2018	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)