Form 10-Q
period 2018-09-30
Primoris Services Corp
filed 2018-11-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At November 5, 2018, 51,204,959 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents ($15,729 and $60,256 related to VIEs. See Note 11)	$60,039	$170,385
Accounts receivable, net	473,045	291,589
Contract assets	382,492	265,902
Prepaid expenses and other current assets	22,383	15,338
Total current assets	937,959	743,214
Property and equipment, net	369,123	311,777
Deferred tax assets	13,441	—
Intangible assets, net	85,813	44,800
Goodwill	208,130	153,374
Other long-term assets	6,680	2,575
Total assets	$1,621,146	$1,255,740
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,288	$140,943
Contract liabilities	219,232	169,377
Accrued liabilities	130,382	76,027
Dividends payable	3,072	3,087
Current portion of long-term debt	63,947	65,464
Total current liabilities	657,921	454,898
Long-term debt, net of current portion	306,093	193,351
Deferred tax liabilities	—	13,571
Other long-term liabilities	64,652	31,737
Total liabilities	1,028,666	693,557
Commitments and contingencies (See Note 17)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 51,204,959 and 51,448,753 issued and outstanding at September 30, 2018 and December 31, 2017	5	5
Additional paid-in capital	155,051	160,502
Retained earnings	431,764	395,961
Accumulated other comprehensive income	577	—
Noncontrolling interest	5,083	5,715
Total stockholders’ equity	592,480	562,183
Total liabilities and stockholders’ equity	$1,621,146	$1,255,740

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$908,902	$608,311	$2,061,808	$1,800,978
Cost of revenue	802,397	537,890	1,839,324	1,591,021
Gross profit	106,505	70,421	222,484	209,957
Selling, general and administrative expenses	51,604	42,321	132,049	126,835
Merger and related costs	3,827	238	13,190	1,555
Operating income	51,074	27,862	77,245	81,567
Other income (expense):
Investment income	—	6,066	—	6,066
Foreign exchange (loss) gain	(69)	167	1,444	299
Other income (expense), net	32	(39)	(751)	(52)
Interest income	932	228	1,544	411
Interest expense	(6,448)	(2,198)	(11,637)	(6,605)
Income before provision for income taxes	45,521	32,086	67,845	81,686
Provision for income taxes	(10,716)	(9,952)	(14,633)	(28,644)
Net income	$34,805	$22,134	$53,212	$53,042

Less net income attributable to noncontrolling interests	(2,114)	(1,537)	$(8,118)	$(3,209)

Net income attributable to Primoris	$32,691	$20,597	$45,094	$49,833

Dividends per common share	$0.060	$0.055	$0.180	$0.170

Earnings per share:
Basic	$0.64	$0.40	$0.88	$0.97
Diluted	$0.63	$0.40	$0.87	$0.96
Weighted average common shares outstanding:
Basic	51,403	51,441	51,471	51,491
Diluted	51,735	51,707	51,760	51,751

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$34,805	$22,134	$53,212	$53,042
Other comprehensive income, net of tax:
Foreign currency translation adjustments	200	—	577	—
Comprehensive income	35,005	22,134	53,789	53,042
Less net income attributable to noncontrolling interests	(2,114)	(1,537)	(8,118)	(3,209)
Comprehensive income attributable to Primoris	$32,891	$20,597	$45,671	$49,833

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$53,212	$53,042
Adjustments to reconcile net income to net cash (used in) provided by operating activities (net of effect of acquisitions):
Depreciation	47,708	43,064
Amortization of intangible assets	8,287	6,184
Intangible asset impairment	—	477
Stock-based compensation expense	748	911
Gain on short-term investments	—	(5,980)
Gain on sale of property and equipment	(3,212)	(3,880)
Other non-cash items	180	131
Changes in assets and liabilities:
Accounts receivable	(78,819)	54,865
Contract assets	(85,817)	(42,011)
Other current assets	11,061	7,186
Other long-term assets	(957)	(2,745)
Accounts payable	24,099	(17,813)
Contract liabilities	(11,061)	46,210
Accrued liabilities	16,400	17,848
Other long-term liabilities	5,298	3,943
Net cash (used in) provided by operating activities	(12,873)	161,432
Cash flows from investing activities:
Purchase of property and equipment	(80,766)	(57,346)
Issuance of a note receivable	(15,000)	—
Proceeds from a note receivable	15,000	—
Proceeds from sale of property and equipment	9,655	7,027
Purchase of short-term investments	—	(13,588)
Sale of short-term investments	—	350
Cash paid for acquisitions, net of cash and restricted cash acquired	(111,030)	(66,205)
Net cash used in investing activities	(182,141)	(129,762)
Cash flows from financing activities:
Borrowings under revolving line of credit	170,000	—
Payments on revolving line of credit	(170,000)	—
Proceeds from issuance of long-term debt	239,467	30,000
Repayment of long-term debt and capital leases	(127,363)	(41,279)
Payment of debt issuance cost	(1,041)	(631)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,498	1,148
Payment of contingent earnout liability	(1,200)	—
Cash distribution to non-controlling interest holders	(8,750)	—
Repurchase of common stock	(8,479)	(4,999)
Dividends paid	(9,271)	(8,497)
Net cash provided by (used in) financing activities	84,861	(24,258)
Effect of exchange rate changes on cash and cash equivalents	(193)	—
Net change in cash and cash equivalents	(110,346)	7,412
Cash and cash equivalents at beginning of the period	170,385	135,823
Cash and cash equivalents at end of the period	$60,039	$143,235

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash paid:
Interest	$11,658	$6,236

Income taxes, net of refunds received	$5,379	$25,618

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Obligations incurred for the acquisition of property	$—	$4,163

Dividends declared and not yet paid	$3,072	$2,829

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros for approximately $111.0 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 6— “Business Combinations”.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2018 and 2017 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 26, 2018, which contains our audited consolidated financial statements for the year ended December 31, 2017, have been omitted.

This Third Quarter 2018 Report on Form 10-Q should be read in concert with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Reclassification — Certain previously reported amounts have been reclassified to conform to the current period presentation.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue in excess of 50% of total revenue; however, the group that comprises the top ten customers varies from year to year.

During the three and nine months ended September 30, 2018, revenue generated by the top ten customers were approximately $483.0 million and $1,045.9 million, respectively, which represented 53.1% and 50.7%, respectively, of total revenue during the applicable period. During the three and nine months ended September 30, 2018, a Midwest utility customer represented 7.9% and 8.4% of total revenue, respectively, and a California utility customer represented 8.2% and 8.6% of total revenue, respectively.

During the three and nine months ended September 30, 2017, revenues generated by the top ten customers were approximately $317.2 million and $1,058.5 million, respectively, which represented 52.2% and 58.8%, respectively, of total revenues during the applicable period. During the three and nine months ended September 30, 2017, a California utility project represented 10.6% and 8.8% of total revenues, respectively, and a state department of transportation customer represented 8.4% and 9.8% of total revenues, respectively.

At September 30, 2018, approximately 10.2% of our accounts receivable were due from one customer, and that customer provided 8.4% of our revenue for the nine months ended September 30, 2018. In addition, of total accounts receivable, approximately 4.4% are from one customer with whom we are currently engaged in a dispute resolution. See Note 17 – “Commitments and Contingencies”.

At September 30, 2017, approximately 10.8% of our accounts receivable were due from one customer, and that customer provided 7.9% of our revenue for the nine months ended September 30, 2017. In addition, approximately 11.2% of total accounts receivable at September 30, 2017 were from one customer with whom we are currently engaged in a dispute resolution.

Multiemployer plans — Various of our subsidiaries are signatories to collective bargaining agreements. These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits, and administer the plan. To the extent that any plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, requires that if we were to withdraw from an agreement or if a plan is terminated, we may incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with Generally Accepted Accounting Principles (“GAAP”), any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer plan, and fully paid off the withdrawal liability in the third quarter of 2018 as discussed in Note 17 — “Commitments and Contingencies”. We have no plans to withdraw from any other agreements.

Derivative Instruments and Hedging Activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable rate debt for the duration of the term loan. The interest rate swap matures in July 2023 and is not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Condensed Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity’s statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We adopted the ASU as of January 1, 2018, and it did not have a material impact on our Condensed Consolidated Statements of Cash Flows.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The ASU added guidance previously issued by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 118 (“SAB 118”) to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act (the “Tax Act”). We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures beginning in the fourth quarter of our fiscal year 2017. See Note 14 — “Income Taxes” for additional information on SAB 118 and the impacts of the Tax Act.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued two updates to ASU 2016-02, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. ASU 2016-02 will require recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, and initially required a modified retrospective transition method where a company applies the new leases standard at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an optional transition method where a company applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. We intend to take advantage of the transition practical expedients permitted with the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we expect to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also plan to make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.

While we are continuing to assess all potential impacts of the ASUs, we expect total liabilities to increase by $110.0 to $125.0 million. We expect the right of use assets to approximate the lease liability as of the date of adoption with any difference between these amounts recorded as an adjustment to retained earnings as of January 1, 2019. These estimates, which are based on our current lease portfolio may change as we continue to evaluate the new standard and as we implement a new lease accounting information system. The estimates could also change due to changes in the lease portfolio, which could include lease volume, lease commencement dates, and renewal option and lease termination expectations. We do not believe the ASUs will materially affect our consolidated net income. We will update our estimates each quarter as changes occur.

We do not believe the ASUs will have a notable impact on our liquidity. Additionally, the ASUs will have no impact on our debt covenant compliance as we have already revised our credit agreements to address the impact of the ASUs.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. We do not expect the adoption of ASU 2017-04 to have an impact on our financial position, results of operations, or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates certain disclosure requirements for recurring and nonrecurring fair value measurements. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We are currently evaluating the impact this ASU will have on our disclosures.

Note 4—Revenue

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. In adopting Topic 606, we changed our accounting policy for revenue recognition. Results for periods prior to January 1, 2018 are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605. The cumulative impact of adopting Topic 606 was immaterial and did not require an adjustment to retained earnings. However, we reclassified prior year balance sheet and cash flow amounts to conform to current year presentation.

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

As of September 30, 2018, we had $1.73 billion of remaining performance obligations. We expect to recognize approximately 81% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the year-end 2020.

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

The nature of our contracts gives rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right, and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at this time.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and nine months ended September 30, 2018, revenue recognized from performance obligations satisfied in previous periods was $2.5 million and $27.5 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At September 30, 2018, we had approximately $90.4 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $82.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2018.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings), which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Unbilled revenue	$262,510	$160,092
Retention receivable	91,473	66,586
Contract materials (not yet installed)	28,509	39,224
	$382,492	$265,902

Contract assets increased by $116.6 million compared to December 31, 2017 due primarily to a $30.8 million increase from the acquisition of Willbros in the second quarter of 2018 and higher unbilled revenue from our legacy operations.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Deferred revenue	$200,865	$159,310
Accrued loss provision	18,367	10,067
	$219,232	$169,377

Contract liabilities increased by $49.9 million compared to December 31, 2017 primarily due to a $61.0 million increase from the acquisition of Willbros in the second quarter of 2018, partially offset by lower deferred revenue from our legacy operations.

Revenue recognized for the nine months ended September 30, 2018, that was included in the contract liability balance at December 31, 2017 was approximately $145.4 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2018
Segment	MSA	Non-MSA	Total
Power	$48,004	$133,818	$181,822
Pipeline	14,986	198,087	213,073
Utilities	227,192	42,460	269,652
Transmission	100,227	21,299	121,526
Civil	—	122,829	122,829
Total	$390,409	$518,493	$908,902

	For the nine months ended September 30, 2018
Segment	MSA	Non-MSA	Total
Power	$90,074	$425,304	$515,378
Pipeline	34,479	326,782	361,261
Utilities	515,295	149,919	665,214
Transmission	135,744	28,236	163,980
Civil	—	355,975	355,975
Total	$775,592	$1,286,216	$2,061,808

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$85,561	$10,371	$85,890	$181,822
Pipeline	41,772	7,924	163,377	213,073
Utilities	42,763	144,611	82,278	269,652
Transmission	20,259	84,646	16,621	121,526
Civil	21,380	90,418	11,031	122,829
Total	$211,735	$337,970	$359,197	$908,902

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$310,599	$36,015	$168,764	$515,378
Pipeline	82,394	58,247	220,620	361,261
Utilities	148,126	339,225	177,863	665,214
Transmission	28,259	110,103	25,618	163,980
Civil	45,803	269,630	40,542	355,975
Total	$615,181	$813,220	$633,407	$2,061,808

(1)	Includes time and material and cost reimbursable plus fee contracts.

Each of these contract types has a different risk profile. Typically, we assume more risk with fixed-price contracts. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. However, these types of contracts offer additional profits when we complete the work for less cost than originally estimated. Unit-price and cost reimbursable contracts generally subject us to lower risk. Accordingly, the associated fees are usually lower than fees earned on fixed-price contracts. Under these contracts, our profit may vary if actual costs vary significantly from the negotiated rates.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2018:
Cash and cash equivalents	$60,039	$—	$—
Interest rate swap	—	18	—
Liabilities as of September 30, 2018:
None	$—	$—	$—

Assets as of December 31, 2017:
Cash and cash equivalents	$170,385	$—	$—
Liabilities as of December 31, 2017:
Contingent consideration	$—	$—	$716

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities.  These financial instruments generally approximate fair value based on their short-term nature.  The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The interest rate swap is measured at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. See Note 10 – “Derivative Instruments” for additional information.

The following table provides changes to our contingent consideration liability Level 3 fair value measurements during the nine months ended September 30, (in thousands):

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2018	2017
Beginning balance, January 1,	$716	$—
FGC acquisition	—	1,200
Change in fair value of contingent consideration liability during year	753	52
Payment of earn-out liability to FGC sellers	(1,469)	—
Ending balance, September 30,	$—	$1,252

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

The May 2017 acquisition of FGC included an earnout of $1.5 million, contingent upon meeting certain performance targets. The estimated fair value of the contingent consideration on the acquisition date was $1.2 million.  Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved.  As a result of that remeasurement, we increased the fair value of the contingent consideration in the second quarter of 2018 related to the FGC performance target contemplated in their purchase agreement, and increased the liability by $0.8 million with a corresponding increase in non-operating expense. We paid the full $1.5 million liability in the third quarter of 2018.

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

The tables below represent the purchase consideration and preliminary estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the second quarter of 2018 primarily relate to fair value adjustments to our acquired contracts, which resulted in an increase to contract liabilities of $16.7 million. In addition, fair value adjustments to our acquired lease obligations reduced our liabilities assumed by approximately $8.0 million. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $11.1 million since the second quarter of 2018. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, contract assets and liabilities, deferred income taxes, uncertain tax positions, and the fair value of certain contractual obligations.

Purchase consideration (in thousands)
Total purchase consideration	$164,758
Less cash and restricted cash acquired	(53,728)
Net cash paid	111,030

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and restricted cash	$53,728
Accounts receivable	102,719
Contract assets	30,762
Other current assets	17,914
Property, plant and equipment	31,286
Intangible assets:
Customer relationships	47,500
Non-compete agreements	1,600
Tradename	200
Deferred income taxes	27,014
Other non-current assets	2,261
Accounts payable and accrued liabilities	(116,321)
Contract liabilities	(61,004)
Other non-current liabilities	(27,657)
Total identifiable net assets	110,002
Goodwill	54,756
Total purchase consideration	$164,758

We separated the operations of Willbros among two of our segments, and created a new segment for the utility transmission and distribution operations. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce. We allocated $43.5 million of goodwill to the Transmission segment, $7.6 million to the Power segment, and $3.6 million to the Pipeline segment.  Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

As part of the Willbros acquisition, we acquired approximately $40.2 million of restricted cash that was pledged by Willbros to secure letters of credit. Subsequent to the acquisition, we issued new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of September 30, 2018, substantially all of the restricted cash had been released.

For the three months ended September 30, 2018, Willbros contributed revenue of $175.8 million and gross profit of $18.6 million. For the period June 1, 2018, the acquisition date, to September 30, 2018, Willbros contributed revenue of $236.8 million and gross profit of $25.4 million.

Acquisition related costs were $3.8 million and $13.1 million for the three and nine months ended September 30, 2018, respectively, related to the acquisition of Willbros and are included in “Merger and related costs” on the Condensed Consolidated Statements of Income. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

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

For the three and nine months ended September 30, 2018, FGC contributed revenue of $8.1 million and $24.1 million, respectively, and gross profit of $1.6 million and $6.6 million, respectively. For the three months ended September 30, 2017, FGC contributed revenue of $6.1 million and gross profit of $1.5 million. For the period May 26, 2017, the acquisition date, to September 30, 2017, FGC contributed revenue of $8.3 million and gross profit of $2.0 million.

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

For the three and nine months ended September 30, 2018, Coastal contributed revenue of $2.8 million and $12.0 million, respectively, and gross profit of $0.3 million and $1.3 million, respectively. For the three months ended September 30, 2017, Coastal contributed revenue of $7.6 million and gross profit of $1.1 million. For the period June 16, 2017, the acquisition date, to September 30, 2017, Coastal contributed revenue of $8.6 million and gross profit of $1.5 million.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2018 and 2017

The following pro forma information for the three and nine months ended September 30, 2018 and 2017 presents our results of operations as if the acquisitions of Willbros, FGC, and Coastal had occurred at the beginning of 2017.  The supplemental pro forma information has been adjusted to include:

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

•

the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 28.0% and 40.0% for the three and nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$908,902	$849,084	$2,388,020	$2,218,392
Income before provision for income taxes	$45,521	$3,487	$61,709	$68,254
Net income attributable to Primoris	$32,691	$3,438	$40,676	$41,774

Weighted average common shares outstanding:
Basic	51,403	51,441	51,471	51,491
Diluted	51,735	51,707	51,760	51,751

Earnings per share:
Basic	$0.64	$0.07	$0.79	$0.81
Diluted	$0.63	$0.07	$0.79	$0.81

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the nine months ended September 30, 2018 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2018	$24,391	$51,521	$37,312	$—	$40,150	$153,374
Goodwill acquired during the year	7,645	3,570	—	43,541	—	54,756
Balance at September 30, 2018	$32,036	$55,091	$37,312	$43,541	$40,150	$208,130

At September 30, 2018 and December 31, 2017, intangible assets other than goodwill totaled $85.8 million and $44.8 million, respectively, net of amortization.  The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		September 30, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename	9 years	$31,390	$(24,272)	$32,175	$(22,238)
Customer relationships	16 years	97,400	(21,146)	49,900	(16,338)
Non-compete agreements	5 years	3,500	(1,212)	1,900	(820)
Other	3 years	275	(122)	275	(54)
Total	15 years	$132,565	$(46,752)	$84,250	$(39,450)

Amortization expense of intangible assets was $3.1 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively and amortization expense for the nine months ended September 30, 2018 and 2017 was $8.3 million and $6.2 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
For the Years Ending	Amortization
December 31,	Expense
2018 (remaining three months)	$3,015
2019	11,879
2020	9,134
2021	7,897
2022	6,736
Thereafter	47,152
$85,813

Note 8—Accounts Payable and Accrued Liabilities

At September 30, 2018 and December 31, 2017, accounts payable were $241.3 million and $140.9 million, respectively. These balances included retention amounts for the same periods of approximately $14.7 million and $13.5 million, respectively.  The retention amounts are due to subcontractors and have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and related employee benefits	$71,661	$45,708
Insurance, including self-insurance reserves	31,400	21,391
Corporate income taxes and other taxes	8,151	2,843
Other	19,170	6,085
	$130,382	$76,027

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loan	$217,250	$—
Revolving credit facility	—	—
Commercial equipment notes	142,964	165,532
Mortgage notes	10,879	11,242
Senior secured notes	—	82,143
Total debt	371,093	258,917
Unamortized debt issuance costs	(1,053)	(102)
Total debt, net	$370,040	$258,815
Less: current portion	(63,947)	(65,464)
Long-term debt, net of current portion	$306,093	$193,351

The weighted average interest rate on total debt outstanding at September 30, 2018 and December 31, 2017 was 4.1% and 3.0%, respectively.

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At September 30, 2018, interest rates ranged from 1.83% to 4.40% per annum and maturity dates ranged from April 28, 2019 to April 30, 2023. The notes are secured by certain construction equipment.

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

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (collectively, the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consists of a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $200.0 million up to $250.0 million, subject to obtaining additional or increased lender commitments.

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

The Amendments, among other things, modify the Credit Agreement to add Capital One, N.A. and Regions Bank as Lenders, include a $220.0 million term loan (the “Term Loan”), increase the accordion feature that will allow us to increase the Term Loan or borrowing capacity under the Revolving Credit Facility by $75.0 million, and extend the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

The Term Loan requires quarterly principal payments equal to $2.75 million, or $11.0 million per annum, for the first three years and $4.125 million, or $16.5 million per annum, for years four and five, with the balance due on July 9, 2023. The first principal payment was paid on September 28, 2018.

The proceeds from the Term Loan were used to refinance and extinguish all of the Senior Notes (as discussed below), to pay down a significant portion of the borrowings under our Revolving Credit Facility that was used to finance the acquisition of Willbros, and for general corporate purposes.

We capitalized $0.6 million of debt issuance costs during the third quarter of 2017 and $1.0 million during the third quarter of 2018 that is being amortized as interest expense over the life of the Credit Agreement.

The principal amount of any loans under the Credit Agreement will bear variable interest at either: (i) LIBOR plus an applicable margin as specified in the Credit Agreement (based on our senior debt to EBITDA ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent). Non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

The principal amount of any loan drawn under the Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

At September 30, 2018, commercial letters of credit outstanding were $50.7 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $149.3 million at September 30, 2018.

Loans made under the Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Credit Agreement.

The Credit Agreement contains various restrictive and financial covenants including, among others, senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at September 30, 2018.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.886% per annum, in each case plus an applicable margin, which was 2.25% at September 30, 2018.  See Note 10 – “Derivative Instruments”.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, we entered into a $50.0 million Senior Secured Notes purchase agreement (“Senior Secured Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among us, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”). On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the three year period ending June 3, 2018 ("Additional Senior Notes" and together with the Senior Secured Notes, the “Senior Notes”).

The Senior Notes were funded in three tranches of $50.0 million on December 28, 2012, $25.0 million on July 25, 2013, and $25.0 million on November 9, 2015, and bore interest at annual rates of 3.65%, 3.85%, and 4.60%, respectively, paid quarterly in arrears.

On July 9, 2018, we used a portion of the proceeds from the Term Loan to pay off and extinguish all of the Senior Notes, which resulted in a prepayment penalty recognized in the third quarter of 2018 of $2.3 million.

Canadian Credit Facility

We have a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At September 30, 2018, there were no letters of credit outstanding, and the available borrowing capacity was $8.0 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At September 30, 2018, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates.  To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of September 30, 2018, our outstanding interest rate swap agreement contained a notional amount of $162.9 million with a maturity date of July 10, 2023. There were no outstanding interest rate swap agreements at December 31, 2017.

Credit Risk. By using derivative instruments to economically hedge exposures to changes in interest rates, we are exposed to counterparty credit risk. Credit risk is the failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimized the credit risk in derivative instruments by entering into transactions with high quality counterparties. We have entered into netting agreements, including International Swap Dealers Association (“ISDA”) Agreements, which allow for netting of contract receivables and payables in the event of default by either party.

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		Asset Derivatives
		September 30,	December 31,
	Balance Sheet Location	2018	2017
Interest rate swap	Other long-term assets	$18	$—
Total derivatives		$18	$—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Amount of Loss Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Loss Recognized in	September 30,		September 30,
	Income on Derivatives	2018	2017	2018	2017
Interest rate swap	Interest expense	$33	$—	$33	$—

Note 11 — Noncontrolling Interests

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

Carlsbad Joint Venture

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$18,415	$28,722	$89,672	$65,725
Net income attributable to noncontrolling interests	$2,101	$550	$7,545	$930

The Carlsbad joint venture made distributions of $5.0 million to the noncontrolling interest and $5.0 million to us during the three and nine months ended September 30, 2018. No distributions were made during the nine months ended September 30, 2017. In addition, we did not make any capital contributions to the Carlsbad joint venture during the nine months ended September 30, 2018 and 2017. The project is expected to be completed in 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2018	2017
Cash	$14,992	$44,308
Accounts receivable	$109	$15,343
Contract assets	$12,620	$—
Contract liabilities	$9,624	$42,743
Accounts payable	$2,673	$12,352
Due to Primoris	$5,778	$—

Wilmington Joint Venture

The Wilmington joint venture’s operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$5,143	$1,921	$29,742
Net income attributable to noncontrolling interests	$13	$987	$573	$2,279

The Wilmington joint venture made distributions of $3.8 million to the noncontrolling interest and $3.8 million to us during the three and nine months ended September 30, 2018. No distributions were made during the nine months ended September 30, 2017. In addition, we did not make any capital contributions to the Wilmington joint venture during the nine months ended September 30, 2018 and 2017. The project is complete, the warranty period expired in October 2018, and dissolution of the joint venture is expected in November 2018.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2018	2017
Cash	$737	$15,948
Accounts receivable	$—	$598
Contract liabilities	$212	$1,480
Accounts payable	$—	$759
Due to Primoris	$—	$7,428

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the Carlsbad and Wilmington joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At September 30, 2018	Amounts	Amounts
Cash	$15,729	$60,039
Accounts receivable	$109	$473,045
Contract assets	$12,620	$382,492
Accounts payable	$2,673	$241,288
Contract liabilities	$9,836	$219,232

At December 31, 2017
Cash	$60,256	$170,385
Accounts receivable	$15,941	$291,589
Accounts payable	$13,111	$140,943
Contract liabilities	$44,223	$169,377

Note 12—Related Party Transactions

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is also our largest stockholder, and his family hold a majority interest in SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the first quarter of 2017, we paid $0.2 million in lease payments to SIGI for the use of these properties, and have not made any payments since.

We lease properties from other individuals that are current employees.  The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 13—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 379,912 Restricted Stock Units (“Units”) to employees under the Equity Plan.  The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At September 30, 2018, a total of 202,121 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019	52,834
2020	6,674
2021	118,283
177,791

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  We recognized $0.3 million and $0.2 million in compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018, approximately $3.5 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.5 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At September 30, 2018, a total of 4,472 Dividend Equivalent Units were accrued.

Note 14—Income Taxes

We are subject to tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur which can cause variability in the effective tax rate from quarter to quarter.  We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The Tax Act was signed into law on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code including a reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning on January 1, 2018. Other changes require complex computations not previously provided in U.S. tax law.  Given the significance of the legislation, the SEC staff issued SAB 118, which provides guidance on accounting for the effects of the Tax Act.  Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act in the period ended December 31, 2017. These provisional estimates must be finalized during a one-year “measurement period” similar to that used when accounting for business combinations. We remain provisional under SAB 118 as of September 30, 2018 while we finalize our assessment of foreign tax credit availability and the recently issued guidance concerning depreciation and executive compensation. During the three and nine months ended September 30, 2018, we recorded expense of $0.8 million for changes to provisional estimates for foreign tax credits net of associated valuation allowances.

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the nine months ended September 30, 2018 and 2017 was 21.6% and 35.1%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the nine months ended September 30, 2018 and 2017 was 24.5% and 36.5%, respectively. For the first nine months of 2018, our tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses. For the first nine months of 2017, our tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes and nondeductible components of per diem expenses, partially offset by benefits recorded to the third quarter rate for prior year provision-to-return adjustments, including the 2017 impact of research and development tax credits to be claimed in all open years.

Our U.S. federal income tax returns are generally no longer subject to examination for tax years before 2015. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2013.

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

Note 15—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Primoris	$32,691	$20,597	$45,094	$49,833

Denominator:
Weighted average shares for computation of basic earnings per share	51,403	51,441	51,471	51,491
Dilutive effect of shares issued to independent directors	4	4	3	4
Dilutive effect of restricted stock units (1)	328	262	286	256
Weighted average shares for computation of diluted earnings per share	51,735	51,707	51,760	51,751

Earnings per share attributable to Primoris:
Basic	$0.64	$0.40	$0.88	$0.97
Diluted	$0.63	$0.40	$0.87	$0.96

(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 16—Stockholders’ Equity

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

In February 2018 and 2017, we issued 10,062 shares and 11,784 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. In August 2018 and 2017, we issued 10,092 shares and 11,448 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 13 — “Stock–Based Compensation”, as of September 30, 2018, the Board of Directors has granted a total of 379,912 shares of Units under the Equity Plan and these Units have accrued 4,472 Dividend Equivalent Units.

Share repurchase plan

In May 2018, our Board of Directors authorized a $5.0 million share repurchase program. In August 2018, our Board of Directors approved an increase to the share repurchase program to $20.0 million. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the three and the nine months ended September 30, 2018, we purchased and cancelled 335,705 shares of common stock, which in the aggregate, equaled $8.5 million, at an average price of $25.26 per share. The share repurchase program expires on December 31, 2018.

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

Note 17—Commitments and Contingencies

Leases  — We lease certain property and equipment under non-cancellable operating leases, which expire at various dates through 2023. The leases require us to pay all taxes, insurance, maintenance and utilities and are classified as operating leases in accordance with ASC Topic 840 “Leases”.

Total lease expense during the three and nine months ended September 30, 2018 was $15.7 million and $32.4 million, respectively, compared to $6.8 million and $18.8 million, respectively, for the same periods in 2017. Total lease expense associated with operating leases acquired in the Willbros acquisition for the three months ended September 30, 2018 and from the acquisition date of June 1, 2018 to September 30, 2018 was approximately $7.7 million and $10.5 million, respectively.

Withdrawal liability for multiemployer pension plan  — In November 2011, members of the Pipe Line Contractors Association (“PLCA”), including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States, Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”) in order to mitigate additional liability in connection with the significantly underfunded Plan.  During the first quarter of 2016, we received a final payment schedule for our withdrawal liability.  We paid the remaining $4.3 million liability in the third quarter of 2018, and have no plans to withdraw from any other labor agreements.

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will use our settlement obligation to pay for a third-party contractor approved by the NTTA. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the nine months ended September 30, 2018, we increased our forecasted remediation costs based on bids received by the NTTA from third-party contractors, and increased our liability by $3.8 million. We also spent $0.5 million for remediation during the nine months ended September 30, 2018. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At September 30, 2018, the remaining accrual balance was $18.5 million.

Legal proceedings — We have been engaged in a dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we had a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Contract liabilities” at December 31, 2017. During the second quarter of 2018, we reached a partial settlement and received a payment on the receivable balance of $12.0 million. As of September 30, 2018, our receivable was $20.9 million and our reserve was $11.6 million. In addition, we reflected another partial settlement of $9.0 million during the third quarter of 2018, which resulted in gross profit of $6.2 million for the three and nine months ended September 30, 2018. The $9.0 million payment was received subsequent to September 30, 2018, which reduced our receivable balance to $11.9 million, and is fully reserved in “Contract liabilities”. At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the remaining surety who has provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for November 26, 2018.

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

SEC Inquiry — During the fourth quarter of 2014, the staff of the SEC began inquiring about certain percentage-of-completion contract revenue recognition practices of the Company during 2013 and 2014. Since that time, we cooperated and responded to the staff’s inquiries in connection with this matter.  We settled this matter and the inquiry was closed during the third quarter of 2018.

Litigation matters from the acquisition of Willbros — In the fourth quarter of 2014, Willbros announced a restatement of its Condensed Consolidated Financial Statements for the March 2014 and June 2014 quarters. Two shareholder derivative lawsuits were filed purportedly on behalf of Willbros in connection with the restatement.  One of the lawsuits was voluntarily dismissed by the plaintiff on April 23, 2015. On October 24, 2016, the Court dismissed the second lawsuit with prejudice. Plaintiffs’ motion for reconsideration was denied on December 21, 2016. Plaintiffs filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas. The court heard oral argument in the appeal on January 30, 2018, but it has not yet issued an opinion.  We believe that any judgement would be fully funded by Willbros’ insurance carriers.

Bonding — At September 30, 2018 and December 31, 2017, the Company had bid and completion bonds issued and outstanding totaling approximately $508.5 million and $705.7 million, respectively.

Note 18—Reportable Segments

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

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include full EPC project delivery, turnkey construction, retrofits, upgrades, repairs, outages, and maintenance for entities in the petroleum, petrochemical, water, and other industries.

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

The Transmission segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in a range of services in electric and gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair, and restoration of utility infrastructure.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenue and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenue

Revenue by segment for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended September 30,
	2018		2017
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$181,822	20.0%	$154,178	25.3%
Pipeline	213,073	23.4%	84,357	13.9%
Utilities	269,652	29.7%	246,524	40.5%
Transmission	121,526	13.4%	—	0.0%
Civil	122,829	13.5%	123,252	20.3%
Total	$908,902	100.0%	$608,311	100.0%

	For the nine months ended September 30,
	2018		2017
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$515,378	25.0%	$443,191	24.6%
Pipeline	361,261	17.5%	402,425	22.4%
Utilities	665,214	32.3%	576,446	32.0%
Transmission (1)	163,980	7.9%	—	0.0%
Civil	355,975	17.3%	378,916	21.0%
Total	$2,061,808	100.0%	$1,800,978	100.0%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to September 30, 2018.

Segment Gross Profit

Gross profit by segment for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$32,077	17.6%	$18,842	12.2%
Pipeline	24,999	11.7%	12,084	14.3%
Utilities	35,348	13.1%	36,081	14.6%
Transmission	13,958	11.5%	—	0.0%
Civil	123	0.1%	3,414	2.8%
Total	$106,505	11.7%	$70,421	11.6%

	For the nine months ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$76,674	14.9%	$52,498	11.8%
Pipeline	43,568	12.1%	79,575	19.8%
Utilities	78,963	11.9%	76,701	13.3%
Transmission (1)	19,679	12.0%	—	0.0%
Civil	3,600	1.0%	1,183	0.3%
Total	$222,484	10.8%	$209,957	11.7%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to September 30, 2018.

Segment Goodwill

The amount of goodwill recorded by each segment at September 30, 2018 and at December 31, 2017 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 2.5% generated from sources outside of the United States, principally in Canada. At September 30, 2018 and December 31, 2017, approximately 3.0% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend

On November 2, 2018, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of December 31, 2018, payable on or about January 15, 2019.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (“Third Quarter 2018 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2018 Report, our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2018 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2018 Report and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On June 1, 2018, we acquired Willbros for approximately $111.0 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

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

In August 2017, we announced that we are investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the estimated cost of Engineering, Procurement, and Construction (“EPC”) work on the projects, which is projected to be completed in 2018. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide us with investment tax credits valued at over $5.0 million. As of September 30, 2018, our investment for the solar projects was approximately $23.1 million. The $23.1 million investment is our construction in progress on the solar projects and is included in Property and equipment, net on the Consolidated Balance Sheets.

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

We closely monitor our customers to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.  Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  While we have seen signs of a recovery in the price of oil in late 2017 and 2018, the significant volatility in the price of oil, gas and liquid natural gas that occurred in the past few years may create uncertainty with respect to demand for our oil and gas pipeline services both in the near-term and for future projects. We have started to see increased activity in our upstream operations, such as the construction of gathering lines within the oil shale formations and believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a reduction in oil prices from current levels could delay midstream pipeline opportunities. We are also monitoring the impact of recently imposed domestic and foreign trade tariffs, which could raise the price of raw materials, such as steel, utilized on construction projects or delay the start of certain projects. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, environmental laws and regulation could provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services such as the need for storage of renewable generated electricity.  Finally, we believe that regulated utility customers will continue to invest in our maintenance and replacement services.

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

The nature of our contracts give rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent we believe we have an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at this time.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At September 30, 2018, we had approximately $90.4 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $82.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2018.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.

Revenue

Revenue was $908.9 million for the three months ended September 30, 2018, an increase of $300.6 million, or 49.4%, compared to the same period in 2017. The increase was primarily due to incremental revenue from acquisitions ($175.8 million combined), progress on major pipeline projects on the Atlantic coast and in West Texas, and a refinery project in Southern California. The overall increase was partially offset by the substantial completion of a petrochemical plant project in 2017.

Revenue was $2.06 billion for nine months ended September 30, 2018, an increase of $260.8 million, or 14.5%, compared to the same period in 2017.  The increase was primarily due to incremental revenue from acquisitions ($277.0 million combined), progress on major pipeline projects on the Atlantic coast and in West Texas, and a refinery project in Southern California. The overall increase was partially offset by the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017.

Gross Profit

Gross profit was $106.5 million for the three months ended September 30, 2018, an increase of $36.1 million, or 51.2%, compared to the same period in 2017.  The increase was primarily due to revenue growth. Incremental gross profit in the three months ended September 30, 2018 from acquisitions totaled $19.5 million. Gross profit as a percentage of revenue increased slightly to 11.7% in the three months ended September 30, 2018 from 11.6% in the same period in 2017.

Gross profit was $222.5 million for the nine months ended September 30, 2018, an increase of $12.5 million, or 6.0%, compared to the same period in 2017. The increase was primarily due to incremental gross profit for the nine months ended September 30, 2018 from acquisitions ($34.8 million) and overall revenue growth, partially offset by the substantial completion of two large Florida pipeline projects and a petrochemical plant project in 2017. Gross profit as a percentage of revenue decreased to 10.8% in the nine months ended September 30, 2018 from 11.7% in the same period in 2017 due primarily to favorable performance on the two Florida pipeline projects in 2017.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $51.6 million during the three months ended September 30, 2018, an increase of $9.3 million, or 21.9%, compared to the third quarter of 2017 primarily due to $9.7 million of incremental expense from the businesses we acquired during the period. SG&A expense as a percentage of revenue decreased to 5.7% compared to 7.0% for the corresponding period in 2017 due to increased revenue.

SG&A expenses were $132.0 million during the nine months ended September 30, 2018, an increase of $5.2 million, or 4.1%, compared to 2017. The primary reason for the increase was $14.9 million of incremental expense from the businesses we acquired during the period. The overall increase was partially offset by a $5.8 million reduction in compensation related expenses, including incentive compensation accruals and a $2.2 million decrease in legal fees. SG&A expense as a percentage of revenue decreased to 6.4% compared to 7.0% for the corresponding period in 2017 due to increased revenue.

Merger and related costs

Merger and related costs were $3.8 million and $13.2 million for the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $1.6 million in the same periods in 2017. The increase is primarily related to higher costs associated with the acquisition of Willbros. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment income	$—	$6,066	$—	$6,066
Foreign exchange (loss) gain	(69)	167	$1,444	$299
Other income (expense), net	32	(39)	(751)	(52)
Interest income	932	228	1,544	411
Interest expense	(6,448)	(2,198)	(11,637)	(6,605)
Total other income (expense)	$(5,553)	$4,224	$(9,400)	$119

Investment income in the three and nine months ended September 30, 2017 is related to a $6.0 million unrealized gain from a short-term investment in marketable equity securities.

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Other expense for the nine months ended September 30, 2018 was $0.8 million primarily due to remeasurement of the contingent consideration in the second quarter of 2018 related to the FGC performance target contemplated in the purchase agreement. Under ASC 805, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement in the second quarter of 2018, we increased the contingent consideration liability by $0.8 million.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government.

Interest expense for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 due to higher average debt balances and weighted average interest rates in 2018. In addition, we recognized an additional $2.3 million of interest in the three and nine months ended September 30, 2018 related to the early extinguishment of the notes issued under the Senior Secured Notes and Shelf Agreement.

Provision for income taxes

We are subject to tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur and can cause variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 24.5% for the nine months ended September 30, 2018.  The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, investment tax credits, and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended September 30, 2018 of $10.7 million compared to $10.0 million for the three months ended September 30, 2017. The $0.7 million increase in income tax expense was primarily driven by a $12.8 million increase in pre-tax income (excluding noncontrolling interests), partially offset by the impact of the Tax Cuts and Jobs Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

We recorded income tax expense for the nine months ended September 30, 2018 of $14.6 million compared to $28.6 million for the nine months ended September 30, 2017.  The $14.0 million decrease was primarily driven by an $18.8 million decrease in pre-tax income (excluding noncontrolling interests) and the Tax Cuts and Jobs Act’s reduction of the U.S. federal corporate income tax rates from 35% to 21% effective January 1, 2018.

Segment results

Power, Industrial and Engineering Segment

Revenue and gross profit for the Power segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$181,822		$154,178
Gross profit	$32,077	17.6%	$18,842	12.2%

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$515,378		$443,191
Gross profit	$76,674	14.9%	$52,498	11.8%

Revenue increased by $27.6 million, or 17.9%, for the three months ended September 30, 2018, compared to the same period in 2017. The growth is primarily due to a refinery project in Southern California ($23.9 million) and the acquisition of Willbros ($27.8 million), partially offset by the substantial completion of a large petrochemical plant in Louisiana in 2017 ($23.9 million).

Revenue increased by $72.2 million, or 16.3%, for the nine months ended September 30, 2018, compared to the same period in 2017. The growth is primarily due to a refinery project in Southern California ($48.2 million), a West Texas solar electric facility project that started in 2018 ($39.5 million), and a monoethylene glycol plant project in Texas that started in the third quarter of 2017 ($33.5 million). In addition, the acquisition of Willbros ($34.7 million) increased revenue for the first nine months of 2018. The overall increase was partially offset by the substantial completion of a large petrochemical plant in Louisiana in 2017 ($92.3 million).

Gross profit for the three months ended September 30, 2018, increased by $13.2 million, or 70.2% compared to the same period in 2017.  The increase is primarily due to revenue growth and higher margins. In addition, gross profit increased by $6.2 million from a partial settlement in the third quarter of 2018 of a disputed receivable related to a project completed in 2014.

Gross profit for the nine months ended September 30, 2018, increased by $24.2 million, or 46.1%, compared to the same period in 2017.  The increase is primarily due to the revenue growth and higher margins, as well as the partial settlement in 2018 of a disputed receivable related to a project completed in 2014.

Gross profit as a percentage of revenue increased to 17.6% and 14.9% during the three and nine months ended September 30, 2018, respectively, compared to 12.2% and 11.8% in the same periods in 2017 primarily due to a strong performance and favorable margins realized by our Carlsbad joint venture project and the partial settlement of the disputed receivable discussed above.

Pipeline and Underground Segment

Revenue and gross profit for the Pipeline segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$213,073		$84,357
Gross profit	$24,999	11.7%	$12,084	14.3%

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$361,261		$402,425
Gross profit	$43,568	12.1%	$79,575	19.8%

Revenue increased by $128.7 million for the three months ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to major pipeline projects on the Atlantic Coast and West Texas that began in 2018 ($111.3 million combined) and incremental revenue from the Willbros acquisition ($26.5 million), partially offset by the completion of a pipeline job in West Texas in 2017 ($18.3 million).

Revenue decreased by $41.2 million, or 10.2%, for the nine months ended September 30, 2018, compared to the same period in 2017. The decrease is primarily due to the completion of two large pipeline jobs in Florida and a pipeline job in West Texas in 2017 ($254.8 million combined). The overall decrease was partially offset by major pipeline projects on the Atlantic Coast and West Texas that began in 2018 ($150.3 million combined), and incremental revenue from the Willbros and Coastal acquisitions ($56.4 million combined).

Gross profit for the three months ended September 30, 2018 increased by $12.9 million compared to the same period in 2017 primarily due to revenue growth, partially offset by lower margins.

Gross profit for the nine months ended September 30, 2018 decreased by $36.0 million, or 45.2%, compared to the same period in 2017. The decrease is primarily attributable to the higher revenue and gross profit from the two pipeline jobs in Florida in 2017, partially offset by incremental gross profit from the Willbros and Coastal acquisitions.

Gross profit as a percent of revenue decreased to 11.7% during the three months ended September 30, 2018, compared to 14.3% in the same period in 2017 primarily due to favorable performance on the West Texas job in 2017.

Gross profit as a percent of revenue decreased to 12.1% during the nine months ended September 30, 2018, compared to 19.8% in the same period in 2017. The decrease is primarily due to our strong performance on the two Florida jobs in 2017, which benefited from good weather conditions resulting in no weather delays and high productivity. The higher gross margin experienced in 2017 is not common and not expected to occur again in the future.

Utilities and Distribution Segment

Revenue and gross profit for the Utilities segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$269,652		$246,524
Gross profit	$35,348	13.1%	$36,081	14.6%

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$665,214		$576,446
Gross profit	$78,963	11.9%	$76,701	13.3%

Revenue increased by $23.1 million, or 9.4%, for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to higher revenue with a major utility customer in the Midwest ($16.3 million).

Revenue increased by $88.8 million, or 15.4%, for the nine months ended September 30, 2018, compared to the same period in 2017. The increase is primarily attributable to higher revenue from a major utility customer in the Midwest ($32.4 million), and increased activity with a major utility customer in California ($17.9 million). In addition, the impact of the acquired FGC operations in the second quarter of 2017 also benefited 2018 ($15.8 million).

Gross profit for the three months ended September 30, 2018 decreased by $0.7 million, or 2.0%, compared to the same period in 2017. The decrease is primarily due to the mix of work associated with new Master Service Agreement (“MSA”) projects in the Midwest.

Gross profit for the nine months ended September 30, 2018 increased by $2.3 million, or 2.9%, compared to the same period in 2017. The increase is primarily due to the impact of higher volume.

Gross profit as a percent of revenue decreased to 13.1% during the three months ended September 30, 2018, compared to 14.6% in the same period in 2017 primarily due to the reasons discussed above.

Gross profit as a percentage of revenue decreased to 11.9% during the nine months ended September 30, 2018 compared to 13.3% in the same period in 2017 primarily due to the impact of a client delay and unfavorable weather conditions experienced by a major utility customer in the Midwest in the nine months ended September 30, 2018.

Transmission and Distribution Segment

Revenue and gross profit for the Transmission segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$121,526		$—
Gross profit	$13,958	11.5%	$—	0.0%

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$163,980		$—
Gross profit	$19,679	12.0%	$—	0.0%

The Transmission segment was created in connection with the acquisition of Willbros. Revenue and gross profit represent results from June 1, 2018, the acquisition date, to September 30, 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$122,829		$123,252
Gross profit	$123	0.1%	$3,414	2.8%

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$355,975		$378,916
Gross profit	$3,600	1.0%	$1,183	0.3%

Revenue for the three months ended September 30, 2018 was comparable to the same period in 2017. Significant activity included the substantial completion of a methanol plant project and a large petrochemical plant project in 2017 ($18.1 million combined) as well as lower Arkansas DOT volumes. The overall decrease was offset by higher Louisiana DOT volumes ($14.1 million), an ethylene plant project that began in 2018, and increased Florida mine work.

Revenue decreased by $22.9 million, or 6.1%, for the nine months ended September 30, 2018, compared to the same period in 2017. The decrease is primarily due to the substantial completion of a methanol plant project ($31.4 million) and a large petrochemical plant project ($31.0 million), partially offset by higher Louisiana DOT volumes ($41.2 million).

Gross profit decreased by $3.3 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to favorable performance on the methanol plant and petrochemical plant projects in 2017.

Gross profit increased by $2.4 million for the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to higher profit on Arkansas DOT and Louisiana DOT projects, partially offset by favorable performance on the methanol plant and petrochemical plant projects in 2017.

Gross profit as a percent of revenue decreased to 0.1% during the three months ended September 30, 2018 and increased to 1.0% during the nine months ended September 30, 2018, compared to 2.8% and 0.3%, respectively, in the same periods in 2017 due primarily to the reasons noted above.

Revenue at the five Belton area projects was $30.0 million and $102.4 million for the three and nine months ended September 30, 2018, respectively, representing 24.4% and 28.8% of total Civil revenue. Revenue for which no margin was recognized was $12.6 million and $52.3 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2018, the four Belton area jobs in a loss position contributed ($0.9) million and $7.7 million gross profit. Two of the Belton area jobs in a loss position were completed during 2017, and the remaining two loss jobs are scheduled to be completed in 2018. At September 30, 2018, the accrued loss provision for the two open loss jobs was $1.7 million and estimated remaining revenue for the jobs was $20.3 million. The remaining Belton area job is not in a loss position and contributed $0.1 million and $0.7 million gross profit during the three and nine months ended September 30, 2018. At September 30, 2018, estimated remaining revenue for the remaining Belton area job was $39.5 million, with completion scheduled for early 2019.

At September 30, 2018, we had approximately $57.6 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects. Approximately $53.4 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2018.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 2.5% generated from sources outside of the United States, principally Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2017 and September 30, 2018 and the changes in Fixed Backlog for the nine months ended September 30, 2018 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Nine Months
	December 31,	Additions to	Recognized from	September 30,			Non-Fixed			ended September 30,
Reportable Segment	2017	Fixed Backlog	Fixed Backlog	2018	00	00	Backlog Projects	00	00	2018
Power	$382.2	$310.1	$425.3	$267.0			$90.0			$515.3
Pipeline	777.7	381.9	326.8	832.8			34.5			361.3
Utilities	58.7	138.6	149.9	47.4			515.3			665.2
Transmission	—	52.0	28.3	23.7			135.7			164.0
Civil	606.0	181.8	347.6	440.2			8.4			356.0
Total	$1,824.6	$1,064.4	$1,277.9	$1,611.1			$783.9			$2,061.8

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At September 30, 2018, our total Fixed Backlog was $1.61 billion, representing a decrease of $213.5 million, or 12.8%, compared to $1.82 billion at December 31, 2017.

MSA Backlog

The following table outlines historical MSA revenue for the past seven quarters (in millions):

	Quarterly MSA Revenue
	2017	2018
First Quarter	$105.5	$146.4
Second Quarter	$181.0	$238.7
Third Quarter	$197.9	$390.4
Fourth Quarter	$180.9

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2018 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2018
Power	$91.7
Pipeline	35.8
Utilities	650.6
Transmission	317.4
Civil	—
Total	$1,095.5

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Power	$459.1	$423.0	$379.3	$387.2	$358.7
Pipeline	850.5	813.0	788.6	910.3	868.6
Utilities	623.0	739.2	840.8	683.4	698.0
Transmission	—	—	—	325.9	341.1
Civil	683.4	624.2	597.2	527.2	440.2
Total	$2,616.0	$2,599.4	$2,605.9	$2,834.0	$2,706.6

We expect that during the next four quarters, we will recognize as revenue approximately 88% of the total backlog at September 30, 2018, comprised of backlog of approximately: 91% of the Power segment; 78% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 76% of the Civil segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs. Only July 9, 2018, we amended our Credit Agreement to include a $220.0 million term loan that was used to refinance and extinguish all of the notes under our Senior Secured Notes and Shelf Agreement, to pay down a significant portion of the borrowings under our Revolving Credit Facility that was used to finance the acquisition of Willbros, and for general corporate purposes. At September 30, 2018, commercial letters of credit outstanding were $50.7 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $149.3 million at September 30, 2018. See Note 9 — “Credit Agreements” in Item 1, Financial Statements, of this Third Quarter 2018 Report. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $60.0 million at September 30, 2018 compared to $170.4 million at December 31, 2017. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $15.7 million and $60.3 million as of September 30, 2018 and December 31, 2017, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the nine months ended September 30, 2018, we spent approximately $80.8 million for capital expenditures, which included $13.2 million spent for our investment in the solar projects and $31.4 million for construction equipment. In addition, the acquisition of Willbros during 2018 added $30.6 million to property, plant and equipment. The total of our depreciation, amortization and equipment sales was approximately $65.6 million.  Capital expenditures for the remaining three months of 2018 are expected to total between $10.0 million and $15.0 million.

Cash Flows

Cash flows during the nine months ended September 30, 2018 and 2017 are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2018	2017
Change in cash:
Net cash (used in) provided by operating activities	$(12,873)	$161,432
Net cash used in investing activities	(182,141)	(129,762)
Net cash provided by (used in) financing activities	84,861	(24,258)
Effect of exchange rate changes	(193)	—
Net change in cash and cash equivalents	$(110,346)	$7,412

Operating Activities

The source of our cash flows from operating activities for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Nine months ended
	September 30,
	2018	2017	Change
Operating Activities:
Net income	$53,212	$53,042	$170
Depreciation and amortization	55,995	49,248	6,747
Changes in assets and liabilities	(119,796)	67,483	(187,279)
Other	(2,284)	(8,341)	6,057
Net cash provided by operating activities	$(12,873)	$161,432	$(174,305)

Net cash used in operating activities for the nine months ended September 30, 2018 was $12.9 million compared to cash provided by operating activities of $161.4 million for the nine months ended September 30, 2017.  The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $119.8 million change in assets and liabilities for the nine months ended September 30, 2018 are summarized as follows:

•	Contract assets increased by $85.8 million from December 31, 2017, primarily due to higher unbilled revenue;

•

Accounts receivable increased by $78.8 million from December 31, 2017, due primarily to an increase in revenue. We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections, if necessary; and

•	Accounts payable and accrued liabilities increased by $40.5 million from December 31, 2017, due to the timing of payments.

Investing activities

For the nine months ended September 30, 2018, we used $182.1 million in cash from investing activities compared to $129.8 million for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we purchased property and equipment for $80.8 million in cash compared to $57.3 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

During the nine months ended September 30, 2018, we used $111.0 million for the acquisition of Willbros. During the nine months ended September 30, 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid in its entirety on June 1, 2018.

We paid $13.6 million during the nine months ended September 30, 2017 for a short-term investment in marketable equity securities. We did not have any purchases or sales of investments during the nine months ended September 30, 2018.

Financing activities

Financing activities provided cash of $84.9 million for the nine months ended September 30, 2018, which was primarily due to the following:

•	Proceeds from the issuance of a term loan of $220.0 million;
•	Proceeds from the issuance of debt secured by our equipment of $19.5 million;
•	Repayment of long-term debt and capital leases of $127.4 million;
•	Dividend payments to our stockholders of $9.3 million;
•	Payment of accumulated earnings to non-controlling interest holders of $8.8 million; and
•	Repurchase of common stock of $8.5 million.

Financing activities used cash of $24.3 million for the nine months ended September 30, 2017, which was primarily due to the following:

•	Proceeds from the issuance of debt secured by our equipment of $30.0 million;
•	Repayment of long-term debt and capital leases of $41.3 million;
•	Dividend payments to our stockholders of $8.5 million; and
•	Repurchase of common stock of $5.0 million.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2018 Report.

Related party transactions

For a discussion of related party transactions, please see Note 12 — “Related Party Transactions” in Item 1, Financial Statements of this Third Quarter 2018 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 16 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2018 Report.

Contractual Obligations

As of September 30, 2018, we had $371.4 million of outstanding long-term debt and capital lease obligations, and there were no short-term borrowings.

A summary of contractual obligations as of September 30, 2018 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt and capital lease obligations	$371.4	$64.0	$95.3	$204.2	$7.9
Interest on long-term debt (1)	56.9	14.4	23.5	16.8	2.2
Operating leases	130.8	47.4	58.8	17.2	7.4
	$559.1	$125.8	$177.6	$238.2	$17.5
Letters of credit	$50.7	$50.7	$—	$—	$—

(1)

The interest amount represents interest payments for our long-term debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of September 30, 2018, including the impact of our interest rate swap. See Note 10 – “Derivative Instruments” for additional information.

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

•

At September 30, 2018, we had letters of credit outstanding of $50.7 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2018 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles. At September 30, 2018, total operating lease commitments were $130.8 million.  Accounting treatment of operating leases will change in accordance with ASU 2016-02 “Leases (Topic 842)”, effective January 1, 2019;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2018, we had $508.5 million in outstanding bonds.  As of the date of this Third Quarter 2018 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”.  As discussed in Note 17 — “Commitments and Contingencies” of Item 1, Financial Statements of this Third Quarter 2018 Report, we withdrew from one plan in 2011and paid the withdrawal liability associated with that plan in the third quarter of 2018.  We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

•

We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements; and

•	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers. We have been engaged in a dispute resolution to collect money we believe we are owed for a construction project completed in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project. For the project, a cost reimbursable contract, we had a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Contract liabilities” at December 31, 2017. During the second quarter of 2018, we reached a partial settlement and received a payment on the receivable balance of $12.0 million. As of September 30, 2018, our receivable was $20.9 million and our reserve was $11.6 million. In addition, we reflected another partial settlement of $9.0 million during the third quarter of 2018, which resulted in gross profit of $6.2 million for the three and nine months ended September 30, 2018. The $9.0 million payment was received subsequent to September 30, 2018, which reduced our receivable balance to $11.9 million, and is fully reserved in “Contract liabilities”. At this time, we cannot predict the amount that we will collect nor the timing of any collection. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We have initiated litigation against the remaining surety who has provided lien and stop payment release bonds for the total amount owed. A trial date has been tentatively set for November 26, 2018.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors. To date, our operations have not been materially impacted by the effects of increases in prices.

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

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2018 and December 31, 2017, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2018, $162.9 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2018, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2018, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed in Note 6 — “Business Combinations” included in Item 1, Financial Statements of this Third Quarter 2018 Report, we acquired Willbros on June 1, 2018. Willbros constitutes approximately 19.5% of total assets and approximately 11.5% of total revenues of the consolidated financial statement amounts as of and for the nine months ended September 30, 2018. As the acquisition of Willbros occurred in the second quarter of 2018, we excluded Willbros’ internal control over financial reporting from our assessment of the effectiveness of disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2018. The Willbros acquisition had a material impact on internal control over financial reporting. Due to the timing of the Willbros acquisition, we will exclude the internal control over financial reporting of Willbros from our evaluation of internal control over financial reporting for the year ended December 31, 2018.

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

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Primoris Services Corporation (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (*)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (*)

101 INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 5, 2018	/s/ PETER J. MOERBEEK
Peter J. Moerbeek
Executive Vice President, Chief Financial Officer (Principal Financial Officer)