Form 10-K
period 2018-12-31
Primoris Services Corp
filed 2019-02-28
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4743916
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 Field Street, Suite 1900 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 740-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.18 billion based upon the closing price of such common equity as of June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter).

On February 25, 2019, there were 50,715,518 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Given these uncertainties, you should not place undue reliance on forward-looking statements.  Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K.  We assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

PART I

ITEM 1.  BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is a holding company of various subsidiaries which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, and engineering services to major public and private utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; electric utility systems; and heavy civil projects, earthwork and site development. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

We have longstanding relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year and the projects can vary in length from several days to as long as 60 months, or longer for completion of larger projects. Although we have not been dependent upon any one customer, in any year a small number of customers tend to constitute a substantial portion of our total revenue.

Founded as ARB, Inc. (“ARB”) in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell company). Since that time, we have grown organically and through strategic acquisitions, which has allowed us to expand our service capabilities and geographic footprint.

Acquisitions

Willbros Group, Inc. (“Willbros”). As more fully described in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, on June 1, 2018, we acquired Willbros for approximately $110.6 million, net of cash and restricted cash acquired. The total purchase price was funded through a combination of existing cash balances and borrowings under our revolving credit facility. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

Other acquisitions. In addition to the Willbros acquisition, we have entered into agreements to purchase smaller businesses or business assets to start a business as we continue to seek opportunities to expand our skill sets or operating locations.  During 2014 we acquired Vadnais Trenchless Services, Inc., and in 2015, we acquired Aevenia, Inc.  In 2016, we further enhanced our market reach with the purchase of Mueller Concrete Construction Company and Northern Energy & Power.  During 2017, we acquired Florida Gas Contractors and Coastal Field Services. We continue to evaluate potential acquisition candidates, especially those with strong management teams with good reputations.

Reportable Segments

Our reportable segments consist of the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, which is a new reportable segment created in 2018 in connection with the acquisition of Willbros, and the Civil segment.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment; the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

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

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include full Engineering, Procurement, and Construction project delivery, turnkey construction, retrofits, upgrades, repairs, outages, and maintenance for entities in the petroleum, petrochemical, water, and other industries.

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

The Transmission segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in a range of services in electric and gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair, and restoration of utility infrastructure

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

•

Diversification Through Controlled Expansion.  We continue to emphasize the expansion of our scope of services beyond our current focus by increasing the scope of services offered to current customers and by adding new customers.  We will evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, refining and water industries. Our strategy also considers selective expansion to new geographic regions.

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

•

Stable Work Force.  Our business model emphasizes self-performance of a significant portion of our work.  In each of our segments, we maintain a stable work force of skilled, experienced laborers, many of whom are cross-trained in projects such as pipeline and facility construction, refinery maintenance, and piping systems.

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

•

Maintain a conservative capital structure and strong balance sheet. We have maintained a capital structure that provides access to debt financing as needed while relying on tangible net worth to provide the primary support for our operations.  We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities.  We maintain a revolving credit facility to provide letter of credit capability and if needed, augment our liquidity needs.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the western United States, as well as significant projects for our engineering customers.  Through various acquisitions, we expanded our customer base to include a significant presence in the Gulf Coast and upper Midwest regions of the United States. Over time, the various acquisitions have also changed the composition of our customer base with significant increases in state agency projects. We enter into a large number of contracts each year and the projects can vary in length from several days to as long as 60 months, or longer for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

Our customers have included the Texas Department of Transportation and Louisiana Department of Transportation and Development in the Southern United States as well as many of the leading energy and utility companies in the United States, including, among others, Enterprise Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, NRG, Chevron, Calpine, Kinder Morgan, Dominion, and Sasol.

The following customers accounted for more than 5.0% of our revenue in the periods indicated:

Description of customer’s business	2018	2017	2016
Public gas and electric utility	8.5%	8.9%	9.2%
Private gas and electric utility	7.9%	8.0%	10.1%
State DOT	6.9%	9.3%	9.7%
Pipeline operator	6.7%	*	*
Pipeline operator	5.3%	*	*
Chemical/Energy producer	*	6.8%	10.4%
Pipeline operator	*	5.4%	*
Pipeline operator	*	*	6.2%
Totals	35.3%	38.4%	45.6%

(*)Indicates a customer with less than 5.0% of revenue during such period.

As can be seen from the table, the customers accounting for revenue in excess of 5.0% each year varies from year to year due to the nature of our business.  A large construction project for a customer may result in significant revenue in that one year, with significantly less revenue in subsequent years after project completion.

For the years ended December 31, 2018, 2017 and 2016, 52.2%, 56.4% and 60.4%, respectively, of total revenue was generated from our top ten customers in each year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

Management at each of our business units is responsible for developing and maintaining successful long-term relationships with customers. Our business unit management teams develop existing customer relationships to secure additional projects and increase revenue from our current customer base.  Business unit managers are also responsible for pursuing growth opportunities with prospective new customers.

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of strategic alliance or long-term maintenance agreements.  However, we realize that future opportunities also require cost effective bids, as pricing is a key element for most construction projects.

Ongoing Projects

The following is a summary of ongoing construction projects demonstrating our capabilities in different markets at December 31, 2018:

					Remaining
			Approximate	Estimated	Backlog at
			Contract	Completion	December 31,
Segment	Project	Location	Amount	Date	2018
			(Millions)		(Millions)
Pipeline	177 Mile Natural Gas Pipeline	Mid-Atlantic	$774	12/2020	$573
Civil	U.S. 59 Highway	Liberty County, TX	$102	06/2022	$101
Power	LNG Plant Replacement	Hopkinton, MA	$123	05/2020	$70
Pipeline	Dual force main & generator replacement	Marina Del Rey, CA	$84	06/2020	$30

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles.  As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Competition

We face substantial competition on large construction projects from both regional and national contractors, including competition from larger companies that have financial and other resources in excess of those available to us. Competitors on small construction projects range from a few large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the types of projects and services offered.

We compete with different companies in different end markets.  For example, competitors in our underground markets include Quanta Services, Inc. and MasTec, Inc.; competitors in our industrial markets include Kiewit Corporation; and competitors in our highway services markets include Sterling Construction Company, and privately-held Boh Brothers and Zachary Construction Company. In each market we may also compete with local, private companies.

We believe that the primary factors influencing competition in our industry are price, reputation for quality, delivery and safety, relevant experience, availability of skilled labor, machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. We believe that we have the ability to compete favorably in all of these factors.

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost reimbursable plus fixed fee.  A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price contracts. Under a fixed-price contract, we provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. Under a unit-price contract, we are committed to providing materials or services required by a project at fixed unit prices.  While the unit-price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Significant materials required under a fixed-price or unit-price contract, such as pipe, turbines, boilers and vessels, are usually supplied by the customer.

Our gas and electric distribution services are typically provided pursuant to renewable contracts on a “unit-cost” basis. Fees on unit-cost contracts are negotiated and are earned based on units completed. Historically, substantially all of the gas and electric distribution customers have renewed their maintenance contracts. Facilities maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates.

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

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely contractors, our current and projected workload, the likelihood of additional work, and the project’s cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project. Project costs are accumulated and monitored regularly against billings and payments to assure proper tracking of cash flow on the project.

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

Risk Management, Insurance and Bonding

We maintain general liability and excess liability insurance covering our construction equipment, and workers’ compensation insurance in amounts consistent with industry practices. In certain states, we self-insure our workers’ compensation claims up to $250,000 per occurrence, and we maintain insurance covering larger claims. In addition, we maintain umbrella coverage policies.  We believe that our insurance programs are adequate.

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

Regulation

Our operations are subject to compliance with regulatory requirements of federal, state, municipal agencies and authorities, and international laws and regulations including:

•	Licensing, permitting and inspection requirements;
•	Regulations relating to worker safety, including those established by the Occupational Safety and Health Administration;
•	Permitting and inspection requirements applicable to construction projects;
•	Contractor licensing requirements;
•	Regulations concerning labor relations and affirmative action; and
•	Regulations regarding the protection of the environment.

While compliance with applicable regulatory requirements has not adversely affected operations in the past, it has caused customers to delay projects, and there can be no assurance that these requirements will not change and that compliance with such requirements will not adversely affect operations. We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, liability can be imposed for cleanup of previously owned or leased properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing.

In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business, financial condition, and/or results of operations. Our contracts with our customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services.  From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations to date and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential physical impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenue and gross margins.

Climate change could also affect our customers and the types of projects that they award.  Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather or climate conditions or by regulatory changes relating to climate change.  Reductions in project awards could adversely affect our operations and financial performance.

Employees

We believe that our employees are the most valuable resource in successfully completing construction work. Our ability to maintain sufficient continuous work for approximately 9,000 hourly employees helps us to instill in our employees loyalty to and an understanding of our policies and contributes to our strong production, safety and quality record.

As of December 31, 2018, we employed approximately 1,600 salaried employees and 9,000 hourly employees.  The total number of hourly personnel employed is subject to the volume of construction work in progress.

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our “Code of Ethics” (including a separate supplement which applies to our CEO, CFO and senior financial executives) and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website under the “Investors/Governance” tab.  We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K or Nasdaq rules.

We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other information, stockholders should submit a request in writing to Primoris Services Corporation, Inc., Attn: Corporate Secretary, 2300 Field Street, Suite 1900, Dallas, TX 75201.

This Annual Report on Form 10-K and our website may contain information provided by other sources that we believe are reliable. However, we cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein and should not be considered part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties, many of which are described below (not necessarily in probability of occurrence or order of importance).  The following list is not all-inclusive, and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available or other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may have a material adverse effect on our business in the future.  This Annual Report on Form 10-K includes projections, assumptions and beliefs that are intended to be “forward looking statements” and should be read in conjunction with the discussion of “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

The following risk factors could have a material adverse effect on our business, the results of our operations, our financial condition, our cash flow and the price of our shares.  These risk factors could prevent us from meeting our goals or expectations.

Risks Related Primarily to Operating our Business

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year.

Our business is subject to seasonal and annual fluctuations.  Some of the quarterly variation is the result of weather, particularly rain, ice and snow, which create difficult operating conditions.  Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter, and demand for routine repair and maintenance services for electric utilities is lower during their peak customer needs in the summer.  Some of the annual variation is the result of large construction projects which fluctuate based on general economic conditions and customer needs.  Annual and quarterly results may also be adversely affected by:

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

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control.  The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

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

The demand for our pipeline construction services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the current price, volatility, and expectations of future prices of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.

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

Many of our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or delay our ability to complete projects.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subject to changing legal requirements. International agreements, federal laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenue and contract profit from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants may emit greenhouse gases as part of the process to generate electricity or other products. Compliance with existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business.

The establishment of additional rules limiting greenhouse gas emissions could also impact our ability to perform construction services or to perform these services with current levels of profitability.  New regulations may require us to acquire different equipment or change processes.  The new equipment may not be available, or it may not be purchased or rented in a cost effective manner.  Project deferrals, delays or cancellations resulting from the potential regulations could adversely impact our business.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is highly dependent on tax credits, the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources.  These standards have initiated significant growth in the renewable energy industry and a potential demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

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

We may be unsuccessful at generating internal growth which may affect our ability to expand our operations or grow our business.

Our ability to generate internal growth may be affected by, among other factors, our ability to:

•	Attract new customers;
•	Increase the number of projects performed for existing customers;
•	Hire and retain qualified personnel;
•	Secure appropriate levels of construction equipment;
•	Successfully bid for new projects; and
•	Adapt the range of services we offer to address our customers’ evolving construction needs.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2018, 2017 and 2016 was approximately 48.6%, 52.4%, and 45.2%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 52.2% of our revenue in 2018, 56.4% of our revenue in 2017 and 60.4% of our revenue in 2016. However, the customers included in our top ten customer list generally vary from year to year.  Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under Master Services Agreements (“MSA”) contracts.  For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

We also generate ongoing revenue from our MSA customers, which are generally comprised of regulated gas and electric utilities.  If we were to lose one of these customers, our revenue could significantly decline.  Reduced demand for our services by larger construction customers or a loss of a significant MSA customer could have an adverse effect on our business.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.  We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2018, 2017 and 2016, revenue attributable to our services outside of the United States was 2.9%, 0.3% and 0.6% of our total revenue, respectively.  While much of this revenue is derived from the operations of our Canadian subsidiaries, construction activities have occurred in several far eastern countries and in Australia. There are risks inherent in doing business internationally, including:

•	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;
•	Political and economic instability;
•	Changes in United States and other national government trade policies affecting the market for our services;
•	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;
•	Currency exchange rate fluctuations, devaluations and other conversion restrictions;
•	Restrictions on repatriating foreign profit back to the United States; and
•	Difficulties in staffing and managing international operations.

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

Backlog may not be realized or may not result in revenue or profit.

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed-price and unit-price contracts and the estimated revenue on MSA work for the next four quarters.  Backlog is not a comprehensive indicator of future revenue.  Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time.  While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

While backlog may not be indicative of the revenue we expect to earn the following fiscal year, it is an indicator of future revenue; however, recognition of revenue from backlog does not necessarily ensure that the projects will be profitable.  Poor project execution could impact profit from contracts included in backlog.  For projects for which a loss is expected, future revenue will be recorded with no margin, which may reduce the overall margin percentage for work performed.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profit or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profit under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2018, 2017 and 2016 was 27.3%, 28.5% and 18.7%, respectively.  The approximate portion of revenue generated from unit-price contracts for the years 2018, 2017 and 2016 was 38.8%, 46.0%, and 44.5%, respectively.  In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

•	Failure to properly estimate costs of engineering, materials, equipment or labor;
•	Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;
•	Project modifications not reimbursed by the client creating unanticipated costs;
•	Changes in the costs of equipment, materials, labor or subcontractors;
•	Our suppliers or subcontractors failure to perform;

•	Changes in local laws and regulations, and;
•	Delays caused by weather conditions.

As projects grow in size and complexity, multiple factors may contribute to reduced profit or losses, and depending on the size of the particular project, variations from the estimated contract costs could have a material adverse effect on our business.

Weather can significantly affect our revenue and profitability.

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

Although significant materials are often supplied by the customer, we use suppliers to provide some materials and equipment used for projects.  If a supplier fails to provide supplies and equipment at the estimated price, fails to provide adequate amounts of supplies and equipment, or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project.  The additional cost or project delays could negatively impact project profitability.

Failure of a subcontractor or supplier to comply with laws, rules or regulations could negatively affect our reputation and our business.

We periodically enter into joint ventures which require satisfactory performance by our venture partners of their obligations.  The failure of our joint venture partners to perform their joint venture obligations could impose additional financial and performance obligations on us that could result in reduced profit or losses for us with respect to the joint venture.

We periodically enter into various joint ventures and teaming arrangements where control may be shared with unaffiliated third parties.  At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business.  If our joint venture partners fail to satisfactorily perform their joint venture obligations, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments or provide additional services to ensure the adequate performance and delivery of the contracted services.  These additional obligations could result in reduced profit and may impact our reputation in the industry.

One of our customers recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code; while at this early stage the impact of this action is uncertain, it could adversely effect our financial condition, results of operations and cash flows.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2018, the utility customer comprised approximately 1.9% of our total accounts receivable.  In addition to accounts receivable, there is approximately $36.0 million in unbilled revenue, net as of December 31, 2018, related to this customer. For the year ended December 31, 2018, the customer accounted for approximately 8.5% of our total revenue. Our exposure to diverse end markets limits the potential for any one client or job to have a material adverse impact on our operations. Although we do not currently expect a material impact to our financial performance as a result of this customer’s recent announcement, the failure to recover amounts due to us from this customer or any customer who enters bankruptcy could have a negative impact on our results of operations and cash flows, and the loss of a customer due to bankruptcy could have a negative impact on our financial condition, results of operations and cash flows.

We may experience delays and defaults in client payments and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in an adverse effect on our financial condition, results of operations and cash flows.

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

Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our business.

We occasionally present contract modifications to our clients and subcontractors for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. In some cases, settlement of contract modifications may not occur until after completion of work under the contract. A failure to promptly document and negotiate a recovery for contract modifications could have a negative impact on our cash flows, and an overall ability to recover contract modifications could have a negative impact on our financial condition, results of operations and cash flows.

For some projects we may guarantee a timely completion or provide a performance guarantee which could result in additional costs, such as liquidated damages, to cover our obligations.

In our fixed-price and unit-price contracts we may provide a project completion date, and in some of our projects we may commit that the project will achieve specific performance standards.  Failure to complete the project as scheduled or at the contracted performance standards could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit.

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

Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital, tangible net worth and amount of our indebtedness. In order to obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity, to complete acquisitions, and to otherwise execute our business plans.

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

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation and our business.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $250,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible/self-insured retention. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans.  Our primary health insurance plan is subject to a deductible of $325,000 per individual claim per year.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries.  Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

Our business is labor intensive.  If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our unionized workforce may commence work stoppages or impact our ability to complete certain acquisitions, which could adversely affect our operations.

As of December 31, 2018, approximately 46.7% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 111 collective bargaining agreements to which we are a party, 93 expire during 2019 and require renegotiation.  Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of our executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to retain our personnel. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions.  If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could adversely affect our ability to operate and grow our business.

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

Interruptions in our operational systems or successful cyber security attacks on any of our systems could adversely impact our operations, our ability to report financial results and our business.

We rely on computer, information and communication technology and related systems to operate our business and to protect sensitive company information. Any cyber security attack that affects our facilities, our systems, our customers or any of our financial data could have a material adverse effect on our business. Our computer and communications systems, and consequently our operations, could be damaged or interrupted by cyber-attacks and physical security risks, such as natural disasters, loss of power, telecommunications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists. Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.

We have experienced cyber security threats such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents to continue to grow. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

While we have taken steps to mitigate persistent and continuously evolving cyber security threats by implementing network security and internal control measures, implementing policies and procedures for managing risk to our information systems, periodically testing our information technology systems, and conducting employee training on cyber security, there can be no assurance that a system or network failure or data security breach would not adversely affect our business. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt.  If existing cash balances together with the borrowing capacity under our credit facilities were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources.  Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results.  These factors may affect our ability to arrange additional financing on terms that are acceptable to us.  If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities.

Risks Related Primarily to the Financial Accounting of our Business

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time, and provisions for income taxes. Actual results could differ materially from the estimates and assumptions that we used.

Our accounting for revenue recognized over time could result in a reduction or elimination of previously reported revenue and profit.

For fixed-price and unit-price contracts, we recognize revenue over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business.

Our reported results of operations and financial condition could be adversely affected as a result of changes in accounting standards.

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standards Updates (“ASU”) that revise the treatment for various accounting topics. See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of ASUs not yet adopted.  These changes and other future changes could result in changes in the way we report our financial results.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other identifiable intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2018, our balance sheet included goodwill of $206.2 million and intangible assets of $81.2 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives.  Any impairment of the goodwill or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions. The Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017 made significant changes to the U.S. Internal Revenue Code and requires complex computations not previously provided in U.S. tax law.  New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed, and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2018, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission:  Internal control—Integrated Framework (2013).

We have successfully completed the implementation of an integrated financial system in the majority of our operations.  With the completion of the conversion from the previous system, virtually all of our operations use the same information platform, allowing us to establish more consistent financial and operational controls.  While we plan to convert the remaining operations to the same platform in 2019, there can be no assurance that the conversion will be completed on schedule, which would mean continued use of manual processes and controls, which tend to increase the risk of control deficiencies.

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

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders.  Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 50.7 million were outstanding at December 31, 2018.  While Nasdaq rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

As of December 31, 2018, our Chairman of the Board beneficially owned approximately 13% of the outstanding shares of our common stock. He may have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Such influence could have the effect of discouraging others from attempting to purchase us or take us over and could reduce the market price offered for our common stock.

Delaware law and our charter documents may impede or discourage a takeover or change in control.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders.  In addition, certain provisions of our Certificate of Incorporation and Bylaws also may impose an impediment or discourage others from a takeover.  These provisions include:

•	Stockholders may not act by written consent;
•	There are restrictions on the ability of a stockholder to call a special meeting or nominate a director for election; and
•	Our Board of Directors can authorize the issuance of preferred shares.

These types of provisions may limit the ability of stockholders to obtain a premium for their shares.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Facilities

Our executive offices are located at 2300 Field Street, Suite 1900, Dallas, Texas 75201. The telephone number of our executive office is (214) 740-5600. We have regional offices located in Baton Rouge, Louisiana; Lake Forest, Pittsburg, Hayward, Bakersfield, San Dimas and San Diego, California; Fort Worth, Houston, McKinney, Belton, Deer Park, and Beaumont, Texas; Sarasota, Fort Myers and Fort Lauderdale, Florida; Little Canada, Minnesota; Hillsboro, Oregon; Denver, Colorado; and Calgary, Edmonton, Fort McMurray, and Acheson, Canada.

In addition to the above locations, we lease offices, facilities and production yards throughout the United States and Canada that are used in our operations. As of December 31, 2018, we owned 35 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2018, capital expenditures were approximately $110.2 million. In addition, the acquisition of Willbros during 2018 added $30.5 million to property, plant and equipment. Total construction equipment purchases in 2018 were $45.8 million

We believe the ownership of equipment is generally preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower overall equipment costs. All equipment is subject to scheduled maintenance to help ensure reliability. Maintenance facilities exist at most of our regional offices as well as on-site on major jobs to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible.

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings

For information regarding legal proceedings, see Note 12 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “PRIM”. We had outstanding 50,715,518 shares of common stock and 365 stockholders of record as of February 25, 2019. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

Dividends

The payment of dividends is contingent upon our revenue and earnings, capital requirements, and general financial conditions, as well as contractual restrictions and other considerations deemed to be relevant by the Board of Directors.

Repurchases of Securities

Share repurchase activity during the three months ended December 31, 2018 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	—	$—	—
November 1, 2018 to November 30, 2018	447,906	$23.46	447,906
December 1, 2018 to December 31, 2018	41,535	$24.43	41,535
Total	489,441			$—

(1)

On May 4, 2018, our Board of Directors authorized a share repurchase program for the repurchase of up to $5.0 million of our outstanding common stock. On August 14, 2018, our Board of Directors approved an increase to the share repurchase program to authorize repurchases of up to $20.0 million of our outstanding common stock. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. As of December 31, 2018, we had repurchased all $20.0 million of common stock authorized under the share repurchase program. The share repurchase program expired on December 31, 2018.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during 2018.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2013, and in each quarter up through December 31, 2018. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group was modified in 2018 to exclude Willbros Group, Inc. due to our acquisition of Willbros in June 2018. As a result, we have replaced Willbros with Granite Construction, Inc. in the Peer Group since they have operations similar to ours and have a similar market capitalization.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock in the Peer Group, and in the S&P 500 as of December 31, 2013.  All dividends were reinvested in additional shares of common stock, although none of the comparable companies paid dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2013 THROUGH DECEMBER 31, 2018

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions except per share data)
Statement of Operations Data:
Revenue	$2,940	$2,380	$1,997	$1,929	$2,086
Cost of revenue	2,614	2,102	1,796	1,709	1,850
Gross profit	326	278	201	220	236
Selling, general and administrative expense	182	170	139	152	131
Merger and related costs	13	2	1	—	1
Impairment of goodwill	—	—	3	—	—
Operating income	131	106	58	68	104
Other income (expense)	(17)	(1)	(9)	(7)	(2)
Income before provision for income taxes	114	105	49	61	102
Income tax provision	(26)	(28)	(21)	(24)	(38)
Net income	$88	$77	$28	$37	$64

Less net income attributable to noncontrolling interests	(10)	(5)	(1)	—	(1)
Net income attributable to Primoris	$78	$72	$27	$37	$63

Dividends per common share	$0.240	$0.225	$0.220	$0.205	$0.150

Earnings per share attributable to Primoris:
Basic	$1.51	$1.41	$0.52	$0.71	$1.22
Diluted	$1.50	$1.40	$0.51	$0.71	$1.22

Weighted average common shares outstanding:
Basic	51.4	51.5	51.8	51.6	51.6
Diluted	51.7	51.7	52.0	51.8	51.7

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$151	$170	$136	$161	$139
Short term investments	—	—	—	—	31
Accounts receivable, net	373	292	388	321	337
Total assets	1,594	1,256	1,171	1,132	1,111
Total current liabilities	622	455	450	416	419
Long-term debt, net of current portion	306	193	203	220	204
Stockholders’ equity	607	562	499	483	454

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included in Item 8 in this Annual Report on Form 10-K. This discussion includes forward-looking statements that are based on current expectations and are subject to uncertainties and unknown or changed circumstances. For a further discussion, please see “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks inherent with our business as discussed in “Item 1A Risk Factors”.

The following discussion starts with an overview of our business and a discussion of trends, including seasonality, that affect our industry.  That is followed by an overview of the critical accounting policies and estimates that we use to prepare our financial statements.  Next we discuss our results of operations and liquidity and capital resources, including our off-balance sheet arrangements and contractual obligations.  We conclude with a discussion of our outlook and backlog.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. Serving diverse end-markets, we provide a wide range of construction, fabrication, maintenance, replacement, and engineering services to major public and private utilities, petrochemical companies, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; electric utility systems; and heavy civil projects, earthwork and site development. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, refineries, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

We have longstanding customer relationships with major utility, refining, petrochemical, power and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from several days to as long as 60 months, or longer for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

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

Our reportable segments consist of the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, which is a new reportable segment created in 2018 in connection with the acquisition of Willbros Group, Inc. (“Willbros”), and the Civil segment.  See Note 13 – “Reportable Segments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a brief description of the reportable segments and their operations.

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

On June 1, 2018, we acquired Willbros for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

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

In August 2017, we announced that we are investing approximately $22.0 million to build, own, and operate a portfolio of solar projects in a California School District acquired from the developers, Spear Point Energy, LLC, and PFMG Solar, LLC.  This investment amount includes the cost of Engineering, Procurement, and Construction (“EPC”) work on the projects, which is projected to be completed in the first quarter of 2019. The solar projects are expected to generate a 25-year recurring revenue stream from the District's signed power purchase agreement. As an investment in a renewable energy project, the solar assets should provide us with investment tax credits valued at over $5.0 million. Our investment for the solar projects was approximately $23.2 million as of December 31, 2018.

On January 29, 2016, we acquired the net assets of Mueller Concrete Construction Company ("Mueller") for $4.1 million, and on November 18, 2016, we acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million. On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc. (“Pipe Jacking”), consisting of specialty directional drilling and tunneling equipment for $13.4 million. We determined this purchase did not meet the definition of a business as defined under Accounting Standards Codification (“ASC”) 805, “Business Combinations”.  Mueller operations are included in the Utilities segment, Northern operations are included in the Power segment, and Pipe Jacking operations are included in the Pipeline segment.

We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  The Wilmington project was substantially complete as of December 31, 2017, and the Carlsbad project was substantially complete as of December 31, 2018.

Material trends and uncertainties

We generate our revenue from both large and small construction and engineering projects. The award of these contracts is dependent on many factors, most of which are not within our control. We depend in part on spending by companies in the energy and oil and gas industries, the gas and electric utility industry, as well as municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, local highway and bridge needs and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

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

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services.  The significant volatility in the price of oil, gas and liquid natural gas that occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services both in the near-term and for future projects. We have started to see increased activity in our upstream operations, such as the construction of gathering lines within the oil shale formations and believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

We are also monitoring the impact of recently imposed domestic and foreign trade tariffs, which could raise the price of raw materials, such as steel, utilized on construction projects or delay the start of certain projects. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects.  For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction services such as the need for storage of renewable generated electricity.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2018, the utility customer comprised approximately 1.9% of our total accounts receivable.  In addition to accounts receivable, there is approximately $36.0 million in unbilled revenue, net as of December 31, 2018. For the year ended December 31, 2018, the customer accounted for approximately 8.5% of our total revenue. Our exposure to diverse end markets limits the potential for any one client or job to have a material adverse impact on our operations. Although we do not currently expect a material impact to our financial performance as a result of this customer’s recent announcement, the failure to recover amounts due to us from this customer or any customer who enters bankruptcy could have a negative impact on our results of operations and cash flows, and the loss of a customer due to bankruptcy could have a negative impact on our financial condition, results of operations and cash flows.  We do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles.  As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ from those that result from using the estimates under different assumptions or conditions.

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

Revenue recognition— We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts that are fixed-price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For time and material and cost reimbursable plus fee contracts, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

We evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASC 606, “Revenue from Contracts with Customers” defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2018, we had approximately $92.8 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $83.3 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2018.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

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

The caption “Contract liabilities” in the Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Business combinations—We use the fair value of the consideration paid and the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses we acquire.  The determination of fair value requires estimates and judgments of future cash flow expectations for the assignment of the fair values to the identifiable tangible and intangible assets.

Identifiable Tangible Assets.  Significant identifiable tangible assets acquired would include accounts receivable, contract assets, inventory and fixed assets (generally consisting of construction equipment). We determine the fair value of these assets as of the acquisition date.  For current assets and current liabilities of an acquisition, we will evaluate whether the book value is equivalent to fair value due to their short term nature.  We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets.  When necessary, we use the assistance of an independent third party valuation specialist to determine the fair value of the intangible assets acquired.

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

We account for goodwill, including evaluation of any goodwill impairment under ASC 350, “Intangibles — Goodwill and Other”, performed at the reporting unit level for those units with recorded goodwill as of October 1 of each year, unless there are indications requiring a more frequent impairment test.

Under ASC 350, we can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary.  For the majority of our reporting units, we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events.  For all other reporting units, we use the two-step impairment test outlined in ASC 350.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill less its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination was determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

Under the provisions of ASC 350, the planned divestiture triggered an analysis of the goodwill amount of Primoris Heavy Civil.  The analysis resulted in a pre-tax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

There were no other impairments of goodwill for the years ended December 31, 2018, 2017 and 2016.

Disruptions to our business, such as end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units and the divestiture of a significant component of a reporting unit, may result in our having to perform a goodwill impairment first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in future periods.

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

Deferred tax assets may be reduced by a valuation allowance if, in the judgment of management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing income in the period when that determination is made.

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

Tax Cuts and Jobs Act—On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complex changes to the U.S. tax code that affects our results, including but not limited to:

•	Reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0%;
•	The allowance of bonus depreciation that provides for immediate deduction of qualified property placed in service after September 27, 2017;
•	The repeal of the domestic production activities deduction;
•	Further limitations on the deductibility of certain executive compensation;
•	Disallowance of certain entertainment expense deductions;
•	Limitations on the use of foreign tax credits to reduce the U.S. income tax liability;
•	Limitations on interest expense deductibility;
•	Elimination of the corporate alternative minimum tax.

While the Tax Act also contains complex changes to the tax code for companies operating internationally, we are not materially impacted by the international provisions of the Tax Act. As a result of the Tax Act, we remeasured our deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the year ended December 31, 2017.

Given the significant impact of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provided guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” from the December 22, 2017 enactment date, similar to that used when accounting for business combinations.

As of December 31, 2018, our accounting for the Tax Act is complete. The provision for income taxes for the year ended December 31, 2018 includes a $1.1 million increase from the completion of our provisional accounting for the effects of the Tax Act under SAB 118. The increase is due to $0.6 million of additional expense associated with foreign tax credits, net of associated valuation allowances, and $0.5 million of additional expense related to the corporate tax rate change impact on return-to-provision adjustments, primarily for depreciation.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency.  We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flows.  See Note 12 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements”  of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

One event had a material impact on our results of operations in 2018 and two events had a material impact on our results of operations in 2016. In 2018, we settled a disputed receivable for one of the construction projects that we had identified as part of our “Receivable Collection Actions”, discussed below, which resulted in recognizing revenue of $18.1 million and gross profit of $17.4 million. In 2016, we received a $38.0 million settlement for the other construction project that we had identified as part of our “Receivable Collection Actions”, which resulted in recognizing revenue of $27.5 million and gross profit of $26.7 million.  Also in 2016, we recorded a charge of $37.3 million primarily related to certain Belton, Texas area projects for the Texas Department of Transportation (“DOT”), as a result of project delays and productivity issues.

Revenue

2018 and 2017

Revenue for the year ended December 31, 2018 increased by $559.5 million, or 23.5%, compared to 2017.  The increase was primarily due to incremental revenue in 2018 from acquisitions ($444.2 million combined), and organic growth in our Utilities, Power, and Pipeline segments, partially offset by lower revenue in our Civil segment.

2017 and 2016

Revenue for the year ended December 31, 2017 increased by $383.0 million, or 19.2%, compared to 2016. All segments reported year over year organic growth, with the most significant growth coming from the Utilities and Power segments.  Incremental revenue from acquisitions totaled $53.6 million.

Gross Profit

2018 and 2017

For the year ended December 31, 2018, gross profit increased by $47.3 million, or 17.0%, compared to 2017. The increase was primarily due to incremental gross profit in 2018 from acquisitions ($48.5 million), and the settlement of one of the “Receivable Collection Actions” in 2018 ($17.4 million), partially offset by lower gross profit in our Pipeline segment. Gross profit as a percentage of revenue decreased to 11.1% in 2018 from 11.7% in 2017 due primarily to favorable performance on pipeline projects in 2017, partially offset by the settlement of one of the “Receivable Collection Actions” in 2018.

2017 and 2016

For the year ended December 31, 2017, gross profit increased by $77.1 million, or 38.3%, compared to 2016. All segments reported year over year improvement.  Strong revenue growth and the favorable performance in the Pipeline segment drove significant improvement.  Also benefiting 2017 were higher volumes for the Power segment and better performance from the Civil segment.  The year over year increase was partially offset by $26.7 million of gross profit recognized in 2016 from the settlement of one of the “Receivable Collection Actions”. Incremental gross profit from acquisitions totaled $8.6 million. Gross profit as a percentage of revenue increased to 11.7% in 2017 from 10.1% in 2016 for the reasons noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, and office rent and utilities.

2018 and 2017

SG&A expenses were $182.0 million for the year ended December 31, 2018, compared to $170.4 million for the year ended December 31, 2017, an increase of $11.6 million, or 6.8%. The primary reason for the increase was $21.5 million of incremental expense from the businesses we acquired during 2018 and 2017. The overall increase was partially offset by a $4.4 million reduction in compensation related expenses, including discretionary incentive compensation and a $3.2 million decrease in legal fees. SG&A expense as a percentage of revenue for the year ended December 31, 2018 decreased to 6.2% compared to 7.2% for the year ended December 31, 2017 due to increased revenue.

2017 and 2016

SG&A expenses were $170.4 million for the year ended December 31, 2017, compared to $140.8 million for the year ended December 31, 2016, an increase of $29.6 million.  Approximately $12.4 million of the increase in SG&A is related to businesses acquired in 2017 and a full year of expense in 2017 for the Northern acquisition compared to less than two months of expense in 2016. The remaining increase was primarily due to a $12.6 million increase in compensation related expenses, including discretionary incentive compensation, and a $1.3 million increase in legal costs. SG&A as a percentage of revenue for the year ended December 31, 2017 increased slightly to 7.2% compared to 7.0% for the year ended December 31, 2016 due to incremental expenses from the businesses we acquired in 2017 and 2016.

Merger and related costs

Merger and related costs were $13.3 million for year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. The increase is primarily related to higher costs associated with the acquisition of Willbros. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Investment income	$—	$5.8	$—
Foreign exchange gain	0.7	0.2	0.2
Other income (expense), net	(0.8)	0.5	(0.3)
Interest income	1.7	0.6	0.1
Interest expense	(18.7)	(8.1)	(8.9)
Total other income (expense)	$(17.1)	$(1.0)	$(8.9)

Investment income for the year ended December 31, 2017 is related to a gain from a short-term investment in marketable equity securities. We purchased the securities in the third quarter of 2017 and sold the securities in the fourth quarter of 2017.

Foreign exchange gains in 2018, 2017, and 2016 are primarily related to currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Other expense for the year ended December 31, 2018 was $0.8 million compared to other income of $0.5 million for 2017. The $1.3 million change was primarily due to remeasurement of the contingent consideration related to the FGC performance target contemplated in the purchase agreement. Under ASC 805, “Business Combinations”, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we increased the contingent consideration liability by $0.8 million in 2018.

Other income for 2017 was $0.5 million compared to other expense of $0.3 million for 2016. The $0.8 million change was primarily due to remeasurement of the contingent consideration related to the FGC performance target contemplated in their purchase agreement, which resulted in a reduction to the contingent consideration liability of $0.5 million in 2017.

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government.

Interest expense increased in 2018 compared to the same periods in 2017 due to higher average debt balances and weighted average interest rates in 2018 and a $2.8 million unrealized loss on the change in the fair value of our interest rate swap agreement in 2018. In addition, we recognized an additional $2.3 million of interest in 2018 related to the early extinguishment of the Senior Notes (as defined below). Interest expense decreased in 2017 compared to 2016 primarily due to a lower average debt balance. The weighted average interest rate on total debt outstanding at December 31, 2018, 2017 and 2016 was 4.1%, 3.0% and 2.9%, respectively.

Provision for income taxes

Our provision for income taxes decreased $2.7 million to $25.8 million for 2018 compared to 2017.  This decrease was primarily due to a lower U.S. federal statutory rate in 2018 resulting from the Tax Act and the benefit of investment tax credits claimed in 2018. The decrease was partially offset by an increase of $1.1 million from the completion of our provisional accounting for the effects of the Tax Act under SAB 118 and higher pre-tax profit in 2018. The 2018 effective tax rate on income including noncontrolling interests was 22.7%. The 2018 effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 25.0%.

Our provision for income taxes increased $7.3 million to $28.4 million for 2017 compared to 2016.  Increased pre-tax profit in 2017 of $53.0 million drove an increase in income tax of $23.4 million using the 2016 effective tax rate. This increase in income tax was offset by a $9.4 million decrease in income tax from the remeasurement of our U.S. deferred tax liability and a $6.7 million decrease due to a decrease in 2017 effective tax rates.   The remeasurement benefit was a provisional estimate under SAB 118. The 2017 effective tax rate on income including noncontrolling interests was 27.0%. The 2017 effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 28.2%.

Segment Results

Power Segment

Revenue and gross profit for the Power segment for the years ending December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Power Segment
Revenue	$694.0		$606.1		$478.6
Gross profit	$109.8	15.8%	$65.7	10.8%	$49.8	10.4%

2018 and 2017

Revenue increased by $87.9 million, or 14.5%, during 2018 compared to 2017. The growth is primarily due to refinery projects in Southern California ($64.2 million), a West Texas solar electric facility project that started in 2018 ($41.5 million), and a monoethylene glycol plant project in Texas that started in the third quarter of 2017 ($38.6 million). The acquisition of Willbros increased revenue in 2018 ($60.6 million), and we collected a disputed receivable in 2018 related to a major project completed in 2014, which resulted in recognizing revenue of approximately $18.1 million. The overall increase was partially offset by the substantial completions of a large petrochemical plant project in Louisiana and our Wilmington joint venture power plant project in 2017 ($132.1 million combined).

Gross profit increased by $44.1 million, or 67.1%, during 2018 compared to 2017.  The increase is primarily due to revenue growth and higher margins. In addition gross profit increased by $17.4 million in 2018 from the collection of the disputed receivable. Gross profit as a percentage of revenue increased to 15.8% in 2018 compared to 10.8% in 2017 primarily due to a strong performance and favorable margins realized by our Carlsbad joint venture project, as well as the collection of the disputed receivable.

2017 and 2016

Revenue increased by $127.5 million, or 26.6%, during 2017 compared to 2016. The growth is primarily due to progress on our joint venture power plant projects in Southern California ($115.3 million), a power plant construction project in the Mid-Atlantic region that began late in the third quarter of 2016 ($42.9 million) and a methane plant project in Texas that started in 2017.  In addition, we benefited from acquisitions completed in November 2016 and May 2017 ($20.3 million combined). The overall increase was partially offset by the substantial completion of a large petrochemical plant in Louisiana in the second quarter of 2017 ($42.0 million) and the completion of two large parking structures in 2016.

Gross profit increased by $15.9 million, or 31.9%, during 2017 compared to 2016.  The increase is primarily attributable to the revenue growth and the impact of acquired operations ($1.6 million).  Gross profit as a percentage of revenue increased to 10.8% in 2017 compared to 10.4% in 2016 primarily as a result of an improved revenue mix.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$590.9		$465.6		$401.9
Gross profit	$66.6	11.3%	$92.1	19.8%	$68.1	16.9%

2018 and 2017

Revenue increased by $125.3 million, or 26.9%, during 2018 compared to 2017. The increase is primarily due to major pipeline projects in the Mid-Atlantic and in West Texas that began in 2018 ($306.8 million combined), and incremental revenue from the Willbros and Coastal acquisitions ($72.2 million combined).  The overall increase was partially offset by the completion of two large pipeline jobs in Florida and a pipeline job in West Texas in 2017 ($262.9 million combined).

Gross profit decreased by $25.5 million, or 27.7%, during 2018 compared to 2017. The decrease is primarily attributable to our strong performance on the two pipeline jobs in Florida in 2017, which benefited from good weather conditions resulting in no weather delays and high productivity. The overall decrease was partially offset by incremental gross profit from the Willbros and Coastal acquisitions.

Gross profit as a percentage of revenue decreased to 11.3% in 2018 compared to 19.8% in 2017. The decrease is due to the good weather conditions in 2017 noted above, which is not common and not expected to occur again in the future. Gross profit as a percentage of revenue experienced in 2018 is normal for the pipeline segment.

2017 and 2016

Revenue increased by $63.7 million, or 15.8%, during 2017 compared to 2016. The increase is primarily due to two large pipeline jobs in Florida, which began in the third quarter of 2016 ($31.6 million) and activity on a pipeline project in Pennsylvania that began in 2017 ($52.0 million).  In addition, impact of the acquired Coastal operations ($17.9 million) also benefited 2017.  The overall increase was partially offset by a reduction in pipeline maintenance work ($31.1 million) and the collection of a disputed receivable in 2016 related to a major pipeline project completed in 2014, which resulted in recognizing revenue of approximately $27.5 million.

Gross profit increased by $24.0 million, or 35.2%, during 2017 compared to 2016. The increase is attributable to the combination of revenue growth and our strong performance on the two pipeline jobs in Florida, where we experienced good weather conditions resulting in no weather delays and high productivity. In addition, the acquisition of Coastal in 2017 contributed gross profit of $3.2 million. The overall increase was partially offset by the collection of a disputed receivable in 2016 related to a major pipeline project completed in 2014, which resulted in recognizing gross profit of approximately $26.7 million.

Gross profit as a percentage of revenue increased to 19.8% in 2017 compared to 16.9% in 2016. The increase is due to the good weather conditions noted above, which is not common, partially offset by the collection of the disputed receivable.

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$902.8		$806.5		$637.2
Gross profit	$111.8	12.4%	$113.0	14.0%	$100.1	15.7%

2018 and 2017

Revenue increased by $96.3 million, or 11.9%, during 2018 compared to 2017. The increase is primarily attributable to higher revenue from a major utility customer in the Midwest ($41.5 million), and increased activity with a major utility customer in California ($40.5 million). In addition, the impact of the acquired FGC operations in the second quarter of 2017 also benefited 2018 ($15.8 million).

Gross profit decreased $1.2 million, or 1.1%, during 2018 compared to 2017 primarily due to the impact of a client delay and unfavorable weather conditions experienced by a major utility customer in the Midwest in 2018, partially offset by the impact of acquired operations. Gross profit as a percentage of revenues decreased to 12.4% in 2018 compared to 14.0% in 2017 primarily due to the reasons noted above.

2017 and 2016

Revenue increased by $169.3 million, or 26.6%, during 2017 compared to 2016. The increase is primarily attributable to higher activity with two major utility customers in California ($67.7 million combined) and two major utility customers in the Midwest ($32.3 million combined). In addition, higher revenue from a collaboration MSA arrangement for a major utility customer in California ($35.6 million) and the impact of the acquired FGC operations ($15.5 million) also benefited 2017.

Gross profit increased $12.9 million, or 12.9%, during 2017 compared to 2016. The increase is primarily due to the growth in revenue and the impact of acquired operations. Gross profit as a percentage of revenues decreased to 14.0% in 2017 compared to 15.7% in 2016 primarily as a result of lower gross margins on the collaboration MSA work.

Transmission Segment

Revenue and gross profit for the Transmission segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Transmission Segment
Revenue	$286.8		$—		$—
Gross profit	$31.9	11.1%	$—	—	$—	—

The Transmission segment was created in connection with the acquisition of Willbros. Revenue and gross profit represent results from June 1, 2018, the acquisition date, to December 31, 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Civil Segment
Revenue	$465.0		$501.8		$479.2
Gross profit	$5.6	1.2%	$7.6	1.5%	$(16.7)	(3.5%)

2018 and 2017

Revenue decreased by $36.8 million, or 7.3%, during 2018 compared to 2017.  The decrease is primarily due to the substantial completion of a large petrochemical plant project ($38.5 million) in 2017 and a methanol plant project ($31.9 million) in 2017 as well as lower Arkansas DOT and Texas DOT volumes. The overall decrease was partially offset by higher Louisiana DOT volumes ($45.8 million), an ethylene plant project that began in 2018, and increased Florida mine work.

Gross profit decreased by $2.0 million, or 26.3%, during 2018 compared to 2017. The decrease was primarily due to favorable performance on the methanol plant and petrochemical plant projects in 2017 and higher costs on an airport project in 2018, partially offset by higher profit on Texas DOT and Louisiana DOT projects in 2018. Gross profit as a percentage of revenue for 2018 was consistent with gross profit as a percentage of revenue for 2017.

Revenue at the five Belton area projects was $124.7 million for the year ended December 31, 2018, representing 26.8% of total Civil segment revenue. Revenue for which no margin was recognized was $61.9 million for the year ended December 31, 2018. During the year ended December 31, 2018, the four Belton area jobs in a loss position contributed $7.2 million in gross profit primarily due to increases from expected claim recovery. Two of the Belton area jobs in a loss position were completed during 2017, and the remaining two Belton area jobs in a loss position are scheduled to be completed in the first half of 2019. At December 31, 2018, the accrued loss provision for the two open loss jobs was $0.7 million and estimated remaining revenue for the open loss jobs was $8.6 million. The remaining Belton area job is not in a loss position and contributed $0.8 million gross profit during the year ended December 31, 2018. At December 31, 2018, estimated revenue for the remaining Belton area job was $28.1 million, with completion scheduled for 2019.

At December 31, 2018, we had approximately $48.6 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects. Approximately $46.4 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2018.

2017 and 2016

Revenue increased by $22.6 million, or 4.7%, during 2017 compared to 2016.  The increase is primarily due to progress on a methanol plant project in Louisiana that began in 2017 ($31.9 million) and higher volume on the Belton area projects ($23.3 million). The overall increase was partially offset by substantial completion of a large petrochemical plant project in Louisiana in the first half of 2017.

Gross profit increased by $24.3 million during 2017 compared to 2016. The increase was primarily due to a $37.3 million write-down in 2016 related to the Belton area projects, partially offset by higher costs on two Arkansas DOT projects and one Louisiana DOT project in 2017, despite the revenue increase.

Gross profit as a percentage of revenue increased to 1.5% in 2017 compared to (3.5%) in 2016.  The increase was primarily the result of the write-down in 2016 related to the Belton area projects, partially offset by the project cost impacts noted above.

Planned Divestiture of Texas Heavy Civil Business Unit

In October 2016, we announced that we planned to divest our Texas heavy civil business unit, which operates as a division of Primoris Heavy Civil.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue to operate the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing operating the business unit.  We will aggressively pursue claims for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts that may be collected.

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs. On July 9, 2018, we amended our Credit Agreement to include a $220.0 million term loan that was used to refinance and extinguish all of the notes under our Senior Notes, to pay down a significant portion of the borrowings under our Revolving Credit Facility (as defined below) that was used to finance the acquisition of Willbros, and for general corporate purposes. At December 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $53.0 million, and available borrowing capacity was $147.0 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $151.1 million at December 31, 2018 compared to $170.4 million at December 31, 2017.  We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services.  Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales.  In 2018, we spent approximately $110.2 million for capital expenditures, which included $13.3 million spent for our investment in the solar projects and $45.8 million for construction equipment.  In addition, the acquisition of Willbros during 2018 added $30.5 million to property, plant and equipment. For 2018, the amount of depreciation, amortization and equipment sales proceeds was approximately $90.9 million.  Capital expenditures are expected to total $85.0 to $90.0 million for 2019.

Cash Flows

Cash flows during the years ended December 31, 2018, 2017 and 2016 are summarized as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Change in cash:
Net cash provided by operating activities	$126.8	$188.9	$62.6
Net cash used in investing activities	(209.1)	(131.4)	(59.4)
Net cash provided by (used in) financing activities	63.9	(22.9)	(28.5)
Effect of exchange rate changes	(0.9)	—	—
Net change in cash and cash equivalents	$(19.3)	$34.6	$(25.3)

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Operating Activities:
Net income	$87.6	$76.9	$27.7
Depreciation and amortization	79.2	66.3	68.0
Changes in assets and liabilities	(38.0)	54.1	(33.0)
Other	(2.0)	(8.4)	(0.1)
Net cash provided by operating activities	$126.8	$188.9	$62.6

2018 and 2017

Net cash provided by operating activities for 2018 was $126.8 million, a decrease of $62.1 million compared to 2017.  The change year over year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $38.0 million change in assets and liabilities for the year ended December 31, 2018 are summarized as follows:

•	Contract assets increased by $67.6 million from December 31, 2017, primarily due to higher unbilled revenue;

•	Contract liabilities decreased by $43.8 million from December 31, 2017, primarily due to lower deferred revenue;

•	Accounts payable and accrued liabilities increased by $38.3 million from December 31, 2017, due to the timing of payments; and

•

Accounts receivable decreased by $20.9 million from December 31, 2017, reflecting successful collection efforts during 2018, including the collection of the $32.9 million disputed receivable discussed in “Receivable Collection Actions” below.

2017 and 2016

Net cash provided by operating activities for 2017 was $188.9 million , an increase of $126.3 million compared to 2016.  The improvement year over year was primarily due to a favorable change in assets and liabilities and significant growth in net income.

The significant components of the $54.1 million change in assets and liabilities for the year ended December 31, 2017 are summarized as follows:

•

Accounts receivable decreased by $60.7 million from December 31, 2016, reflecting successful collection efforts during 2017. For non-disputed receivables, our days sales outstanding declined slightly from 47 days at December 31, 2016 to 46 days at December 31, 2017;

•	Contract liabilities increased by $42.6 million compared to December 31, 2016, primarily due to favorable milestone billings on certain lump sum projects;

•	Accounts payable decreased by $30.5 million due primarily to the timing of payments; and

•	Contract assets increased by $32.1 million compared to December 31, 2016, primarily due to higher unbilled revenue.

Investing activities

Net cash used in investing activities was $209.1 million, $131.4 million, and $59.4 million in the years ended December 31, 2018, 2017, and 2016, respectively.

We purchased property and equipment for $110.2 million, $79.8 million and $58.0 million in the years ended December 31, 2018, 2017 and 2016, respectively, principally for our construction activities.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $11.7 million, $8.7 million and $9.6 million for 2018, 2017 and 2016, respectively.

During 2018, we used $110.6 million for the acquisition of Willbros. During 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal, and in 2016, we used $11.0 million in cash for the acquisitions of Mueller and Northern.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid to us in its entirety on June 1, 2018 in conjunction with the close of the Willbros acquisition.

During 2017, we invested $13.6 million in short-term investments, and sold short-term investments amounting to $19.4 million. We did not purchase or sell any short-term investments during 2018 or 2016.  Short-term investments consisted primarily of marketable equity securities.

Financing activities

Financing activities provided cash of $63.9 million in 2018, which was primarily due to the following:

•	Proceeds from the issuance of a term loan of $220.0 million;
•	Proceeds from the issuance of debt secured by our equipment and real estate of $36.0 million;
•	Repayment of long-term debt of $145.7 million;
•	Repurchase of common stock of $20.0 million;
•	Cash distributions to non-controlling interest holders of $13.1 million; and
•	Dividend payments to our stockholders of $12.3 million.

Financing activities used cash of $22.9 million in 2017, which was primarily due to the following:

•	Proceeds from the issuance of debt secured by our equipment of $55.0 million;
•	Repayment of long-term debt of $61.8 million;
•	Dividend payments to our stockholders of $11.3 million; and
•	Repurchase of common stock of $5.0 million.

Financing activities used cash of $28.5 million in 2016, which was primarily due to the following:

•	Proceeds from the issuance of debt secured by our equipment of $45.0 million;
•	Repayment of long-term debt of $57.7 million;
•	Dividend payments to our stockholders of $11.4 million; and
•	Repurchase of common stock of $5.0 million.

Debt Activities

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (collectively, the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consisted of a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $200.0 million up to $250.0 million, subject to obtaining additional or increased lender commitments.

On July 9, 2018, we entered into the First Amendment and Joinder to the Amended and Restated Credit Agreement (the “July Amendment”) with the Administrative Agent and the Lenders. On August 3, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “August Amendment”, and together with the July Amendment, the “Amendments”) with the Administrative Agent and the Lenders. The Amendments amend the Credit Agreement.

The Amendments, among other things, modify the Credit Agreement to add Capital One, N.A. and Regions Bank as Lenders, to add a $220.0 million term loan (the “Term Loan”), to increase the accordion feature that will allow us to increase the Term Loan or borrowing capacity under the Revolving Credit Facility by $75.0 million, and extend the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

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

At December 31, 2018, commercial letters of credit outstanding were $53.0 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $147.0 million at December 31, 2018.

Loans made under the Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Credit Agreement.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at December 31, 2018.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.886% per annum, in each case plus an applicable margin, which was 2.00% at December 31, 2018.

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

Canadian Credit Facility

We had a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  During the fourth quarter of 2018, we reduced the amount of the credit facility to $4.0 million. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2018, there were no letters of credit outstanding, and the available borrowing capacity was $4.0 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC.  At December 31, 2018, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2018, we had $369.2 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2018 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$369.2	$62.5	$89.3	$196.1	$21.3
Interest on long-term debt (1)	57.5	14.3	23.6	14.8	4.8
Operating leases	152.5	56.7	68.3	19.3	8.2
	$579.2	$133.5	$181.2	$230.2	$34.3
Letters of credit	$53.0	$53.0	$—	$—	$—

(1)The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2018, including the impact of our interest rate swap.

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

Related Party Transactions

For information regarding related party transactions, see Note 18 — “Related Party Transactions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs.  The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•

At December 31, 2018, we had letters of credit outstanding of $53.0 million under the terms of our credit agreements.  These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any material claims will be made under a letter of credit.

•

We enter into non-cancellable operating leases for some of our facilities, equipment and vehicles. At December 31, 2018, total operating lease commitments were $152.5 million. Accounting treatment of operating leases changed in accordance with ASU 2016-02, “Leases (Topic 842)”, effective January 1, 2019.

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2018, we had $554.9 million in outstanding bonds, based on the remaining contract value to be recognized on bonded jobs.  We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions.  In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status.  As discussed in Note 12 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we withdrew from one plan in 2011 and paid the final withdrawal liability associated with that plan in 2018.  We currently do not anticipate withdrawal from any other multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

•

We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause.  We may be obligated to make payments under the terms of these agreements.

•	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers.  We had been engaged in dispute resolution to collect money we believe we were owed for two construction projects completed in 2014.

For the first project, a cost reimbursable contract, we had recorded a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Contract liabilities” at December 31, 2017.  The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We initiated litigation against the sureties who had provided lien and stop payment release bonds for the total amount owed. During 2018, we settled with the sureties and collected the $32.9 million receivable, which resulted in recognizing additional revenue of approximately $18.1 million and gross profit of approximately $17.4 million.

For the second project, we had recorded a receivable of $17.9 million.  During 2016, we settled the dispute with an exchange of general releases and receipt of $38.0 million in cash, which resulted in recognizing revenue of approximately $27.5 million and gross profit of approximately $26.7 million in 2016.

2019 Outlook

We anticipate potential changes to the previously stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects.  While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we are beginning to see preliminary bidding activity for larger gas, oil and derivatives projects.  We believe that we have the financial and operational strength to meet either short-term delays or the impact of significant increases in work.  We continue to be optimistic about both short and longer-term opportunities.  Our view of the outlook for our major end markets currently is as follows:

•

Construction of petroleum, natural gas, and natural gas liquid pipelines —We expect that the significant volatility in the price of oil could reduce the activities in most if not all of the shale basins until a higher oil price is sustained. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services. As a result, any upstream work such as gathering lines and petroleum transport pipelines could be reduced or delayed for the near future.  However, if production from the shale formations continues to increase in the near future, the current disconnect between production and processing locations would provide opportunities for our Pipeline segment.  We expect that the efforts by gas utilities to move shale gas from the Marcellus region to Florida and other Atlantic states could continue to provide significant opportunity over the next 2-3 years.

•

Inspection, maintenance and replacement of gas utility infrastructure —We expect that ongoing safety enhancements to the gas utility infrastructure will provide continuing opportunities for our Utilities segment, especially in California, as well as in the Midwest.  We also expect that ongoing gas utility repair and maintenance opportunities will continue to grow.

•

Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the U.S. to grow over the long term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these opportunities, as well as ongoing electric utility repair and maintenance opportunities to benefit our Transmission segment.

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

•

Transportation infrastructure construction opportunities — We believe that passing of longer term highway funding by the federal government in 2015, results of the 2016 federal election, and voter approval of highway funding proposition 7 in Texas will continue to provide opportunity for our heavy civil and highway groups, especially in Texas.  We expect that opportunities in the Louisiana market may improve but will remain at depressed levels except for specific programs.  This market primarily impacts the operations of our Civil segment.

•

Liquefied Natural Gas Facilities (“LNG”) —We believe the LNG opportunities for rail, barge, and other transportation needs will continue to grow, although such growth may be at a slow pace.  This market will primarily impact our Civil and Power segments.  We further believe the existing large scale LNG export facilities currently being planned will require services that will benefit our Pipeline segment for field services.

Please note that our 2019 outlook and 2019 financial results could be adversely impacted by many factors including those discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.  This “2019 Outlook” consists of forward-looking statements and should be read in conjunction with the section entitled “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K, which contains cautionary language about forward-looking statements.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams.  Different companies define and calculate backlog in different manners.  We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed-price and unit-price contracts (“Fixed Backlog”), and (2) the estimated revenue on MSA work for the next four quarters (“MSA Backlog”).  We normally do not include time-and-equipment, time-and-materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance.  However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2018, 2017 and 2016 were as follows, (in millions):

	Beginning Fixed				Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract		Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to		Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2017	Fixed Backlog		Fixed Backlog	2018	00	00	Backlog Projects	00	00	2018
Power	$382.2	$416.0		$552.9	$245.3			$141.1			$694.0
Pipeline	777.7	438.6		543.8	672.5			47.1			590.9
Utilities	58.7	181.8		202.8	37.7			700.0			902.8
Transmission	—	61.5	(1)	46.6	14.9			240.2			286.8
Civil	606.0	354.3		454.7	505.6			10.3			465.0
Total	$1,824.6	$1,452.2		$1,800.8	$1,476.0			$1,138.7			$2,939.5

(1)	Includes backlog acquired from the Willbros acquisition.

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	00	00	Backlog Projects	00	00	2017
Power	$469.6	$464.7	$552.1	$382.2			$54.0			$606.1
Pipeline	1,019.4	194.1	435.8	777.7			29.8			465.6
Utilities	31.5	252.4	225.2	58.7			581.3			806.5
Civil	605.9	493.0	492.9	606.0			8.9			501.8
Total	$2,126.4	$1,404.2	$1,706.0	$1,824.6			$674.0			$2,380.0

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for 12 months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2015	Fixed Backlog	Fixed Backlog	2016	00	00	Backlog Projects	00	00	2016
Power	$549.3	$345.1	$424.8	$469.6			$53.8			$478.6
Pipeline	225.6	1,161.9	368.1	1,019.4			33.8			401.9
Utilities	42.8	140.7	152.0	31.5			485.2			637.2
Civil	699.5	370.9	464.5	605.9			14.7			479.2
Total	$1,517.2	$2,018.6	$1,409.4	$2,126.4			$587.5			$1,996.9

Revenue recognized from non-Fixed Backlog projects shown above is primarily generated by MSA projects along with projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At December 31, 2018, our total Fixed Backlog was $1.48 billion, representing a decrease of $348.6 million, or 19.1%, from $1.82 billion as of December 31, 2017.

MSA Backlog

The following table outlines historical MSA revenue for the twelve months ending December 31, 2018, 2017 and 2016 (in millions):

Year:	MSA Revenue
2018	$1,128.6
2017	665.3
2016	576.2

MSA Backlog includes anticipated MSA revenue for the next twelve months.  We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2018, 2017 and 2016 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2018	2017	2016
Power	$121.8	$40.8	$42.3
Pipeline	30.3	35.3	33.2
Utilities	751.6	680.5	575.0
Transmission	380.0	—	—
Civil	—	18.2	21.0
Total	$1,283.7	$774.8	$671.5

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2018, 2017 and 2016 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2018	2017	2016
Power	$367.1	$423.0	$511.9
Pipeline	702.8	813.0	1,052.6
Utilities	789.3	739.2	606.5
Transmission	394.9	—	—
Civil	505.6	624.2	626.9
Total	$2,759.7	$2,599.4	$2,797.9

We expect that during 2019, we will recognize as revenue approximately 84% of the total backlog at December 31, 2018, comprised of backlog of approximately: 91% of the Power segment; 63% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment and 69% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation.  The backlog estimates include amounts from estimated MSA revenue, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs.  Any of our contracts, MSA, fixed-price or unit-price contracts, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenue reflected in backlog.  Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues.  Future revenue from projects completed under time-and-equipment, time-and-materials and cost-reimbursable-plus-fee contracts may not be included in our estimated backlog amount.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors. During the years ended December 31, 2018, 2017, and 2016, inflation did not have a material impact on our business.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2018, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2018, $160.9 million of our variable rate debt outstanding was economically hedged and the remaining $53.6 million was unhedged. Based on our variable rate debt outstanding as of December 31, 2018, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Annual Report on Form 10-K, and are incorporated herein by reference. The financial statements, supplementary data and schedules are listed in the index on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we acquired Willbros on June 1, 2018. Willbros constitutes approximately 12.1% of total assets (excluding approximately $98.7 million of goodwill and intangible assets), and approximately 13.6% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2018. As the acquisition of Willbros occurred in the second quarter of 2018, we excluded Willbros’ from our assessment of the effectiveness of internal controls over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, is included in “Item 8.  Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)We have filed the following documents as part of this Report:

1.

Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2018 and 2017 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2018, 2017 and 2016.

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

Exhibit 2.1

Agreement and Plan of Merger, dated March 27, 2018, among Primoris Services Corporation, Waco Acquisition Vehicle, Inc. and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 28, 2018)

Exhibit 3.1

Fifth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 4, 2018 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 11, 2018)

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

Exhibit No.	Description
Exhibit 10.2	2013 Equity Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013) (#)

Exhibit 10.3

Amended and Restated Credit Agreement, dated September 29, 2017, by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 6, 2017)

Exhibit 10.4

Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.5

Waiver and Amendment Agreement, dated as of April 30, 2013, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit 10.6

Second Amendment and Waiver Agreement, dated as of August 25, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company and other financial institutions party to the Credit Agreement. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit 10.7

Third Amendment to Credit Agreement, dated as of December 12, 2014, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West, IBERIABANK Corporation, Branch Banking and Trust Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 18, 2014)

Exhibit 10.8

First Amendment and Joinder to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2018)

Exhibit 10.9

Second Amendment to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2018)

Exhibit No.	Description
Exhibit 10.10

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

Exhibit 10.11

Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.12

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

Exhibit 10.13

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015)

Exhibit 10.14

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.15

Agreement for Services, dated August 1, 2015, by and among Primoris Services Corporation and Brian Pratt. (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016) (#)

Exhibit 10.16

Employment Agreement, dated August 1, 2015, by and among Primoris Services Corporation and David L. King. (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016) (#)

Exhibit 10.17

Employment Agreement, dated April 5, 2016, by and among Primoris Services Corporation and Thomas McCormick. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on April 8, 2016) (#)

Exhibit 14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010)

Exhibit No.	Description
Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 101 INS	XBRL Instance Document (*)
Exhibit 101 SCH	XBRL Taxonomy Extension Schema Document (*)
Exhibit 101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
Exhibit 101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
Exhibit 101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
Exhibit 101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)Management contract or compensatory plan, contract or arrangement.

(*)Filed herewith.

(**)This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

Date:	February 27, 2019	BY:	/s/ KENNETH M. DODGEN
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

BY:	/s/ DAVID L. KING	President, Chief Executive Officer and Director
	David L. King	(Principal Executive Officer)

BY:	/s/ KENNETH M. DODGEN	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

BY:	/s/ TRAVIS L. STRICKER	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

BY:	/s/ BRIAN PRATT	Chairman of the Board of Directors
Brian Pratt

BY:	/s/ PETER C. BROWN	Director
Peter C. Brown

BY:	/s/ STEPHEN C. COOK	Director
Stephen C. Cook

BY:	/s/ JOHN P. SCHAUERMAN	Director
John P. Schauerman

BY:	/s/ ROBERT A. TINSTMAN	Director
Robert A. Tinstman

BY:	/s/ THOMAS E. TUCKER	Director
Thomas E. Tucker

Date:	February 27, 2019

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principles

As discussed in Note 5 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

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

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, on June 1, 2018, the Company acquired Willbros Group, Inc. (“Willbros”). For the purposes of assessing internal control over financial reporting, management excluded Willbros, whose financial statements constitute 12.1% of the Company’s consolidated total assets as of December 31, 2018  (excluding $98.7 million of goodwill and intangible assets, which were integrated into the Company’s control environment)

and 13.6% of consolidated total revenue for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of Willbros.

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

San Diego, California

February 27, 2019

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents ($3,127 and $60,256 related to VIEs. See Note 11)	$151,063	$170,385
Accounts receivable, net	372,695	291,589
Contract assets	364,245	265,902
Prepaid expenses and other current assets	36,444	15,338
Total current assets	924,447	743,214
Property and equipment, net	375,884	311,777
Deferred tax assets	1,457	—
Intangible assets, net	81,198	44,800
Goodwill	206,159	153,374
Other long-term assets	5,002	2,575
Total assets	$1,594,147	$1,255,740
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,217	$140,943
Contract liabilities	189,539	169,377
Accrued liabilities	117,527	76,027
Dividends payable	3,043	3,087
Current portion of long-term debt	62,488	65,464
Total current liabilities	621,814	454,898
Long-term debt, net of current portion	305,669	193,351
Deferred tax liabilities	8,166	13,571
Other long-term liabilities	51,515	31,737
Total liabilities	987,164	693,557
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 50,715,518 and 51,448,753 issued and outstanding at December 31, 2018 and December 31, 2017	5	5
Additional paid-in capital	144,048	160,502
Retained earnings	461,075	395,961
Accumulated other comprehensive loss	(908)	—
Noncontrolling interest	2,763	5,715
Total stockholders’ equity	606,983	562,183
Total liabilities and stockholders’ equity	$1,594,147	$1,255,740

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$2,939,478	$2,379,995	$1,996,948
Cost of revenue	2,613,741	2,101,561	1,795,641
Gross profit	325,737	278,434	201,307
Selling, general and administrative expenses	182,006	170,372	140,027
Merger and related costs	13,260	1,774	815
Impairment of goodwill	—	—	2,716
Operating income	130,471	106,288	57,749
Other income (expense):
Investment income	—	5,817	—
Foreign exchange gain	688	253	202
Other income (expense), net	(808)	484	(315)
Interest income	1,753	587	149
Interest expense	(18,746)	(8,146)	(8,914)
Income before provision for income taxes	113,358	105,283	48,871
Provision for income taxes	(25,765)	(28,433)	(21,146)
Net income	87,593	76,850	27,725

Less net income attributable to noncontrolling interests	(10,132)	(4,496)	(1,002)

Net income attributable to Primoris	$77,461	$72,354	$26,723

Dividends per common share	$0.240	$0.225	$0.220

Earnings per share:
Basic	$1.51	$1.41	$0.52
Diluted	$1.50	$1.40	$0.51
Weighted average common shares outstanding:
Basic	51,350	51,481	51,762
Diluted	51,670	51,741	51,989

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$87,593	$76,850	$27,725
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(908)	—	—
Comprehensive income	86,685	76,850	27,725
Less net income attributable to noncontrolling interests	(10,132)	(4,496)	(1,002)
Comprehensive income attributable to Primoris	$76,553	$72,354	$26,723

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Non	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance, December 31, 2015	51,676,140	$5	$163,344	$319,899	$—	$217	$483,465
Net income	—	—	—	26,723	—	1,002	27,725
Issuance of shares to employees and directors	108,102	—	2,133	—	—	—	2,133
Amortization of Restricted Stock Units	—	—	1,627	—	—	—	1,627
Dividend equivalent Units accrued - Restricted Stock Units	—	—	23	(23)	—	—	—
Repurchase of stock	(207,800)	—	(4,999)	—	—	—	(4,999)
Dividends	—	—	—	(11,381)	—	—	(11,381)
Balance, December 31, 2016	51,576,442	$5	$162,128	$335,218	$—	$1,219	$498,570
Net income	—	—	—	72,354	—	4,496	76,850
Issuance of shares to employees and directors	88,661	—	2,210	—	—	—	2,210
Amortization of Restricted Stock Units	—	—	1,126	—	—	—	1,126
Dividend equivalent Units accrued - Restricted Stock Units	—	—	37	(37)	—	—	—
Repurchase of stock	(216,350)	—	(4,999)	—	—	—	(4,999)
Dividends	—	—	—	(11,574)	—	—	(11,574)
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$—	$5,715	$562,183
Net income	—	—	—	77,461	—	10,132	87,593
Foreign currency translation adjustments, net of tax	—	—	—	—	(908)	—	(908)
Issuance of shares to employees and directors	91,911	—	2,245	—	—	—	2,245
Amortization of Restricted Stock Units	—	—	1,253	—	—	—	1,253
Dividend equivalent Units accrued - Restricted Stock Units	—	—	48	(48)	—	—	—
Repurchase of stock	(825,146)	—	(20,000)	—	—	—	(20,000)
Distribution of non-controlling entities	—	—	—	—	—	(13,084)	(13,084)
Dividends declared	—	—	—	(12,299)	—	—	(12,299)
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075	$(908)	$2,763	$606,983

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$87,593	$76,850	$27,725
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation	67,948	57,614	61,433
Amortization of intangible assets	11,302	8,689	6,597
Goodwill and intangible asset impairment	—	477	2,716
Stock-based compensation expense	1,253	1,126	1,627
Gain on short-term investments	—	(5,817)	—
Gain on sale of property and equipment	(3,556)	(4,434)	(4,677)
Other non-cash items	275	203	174
Changes in assets and liabilities:
Accounts receivable	20,912	60,739	(50,809)
Contract assets	(67,593)	(32,137)	(18,455)
Other current assets	(2,278)	7,507	903
Net deferred tax liabilities (assets)	17,155	3,741	10,905
Other long-term assets	244	28	(1,792)
Accounts payable	32,323	(30,547)	42,934
Contract liabilities	(43,801)	42,610	(21,601)
Accrued liabilities	5,933	1,915	8,574
Other long-term liabilities	(895)	378	(3,677)
Net cash provided by operating activities	126,815	188,942	62,577
Cash flows from investing activities:
Purchase of property and equipment	(110,189)	(79,782)	(58,027)
Issuance of a note receivable	(15,000)	—	—
Proceeds from a note receivable	15,000	—	—
Proceeds from sale of property and equipment	11,657	8,736	9,603
Purchase of short-term investments	—	(13,588)	—
Sale of short-term investments	—	19,405	—
Cash paid for acquisitions, net of cash and restricted cash acquired	(110,620)	(66,205)	(10,997)
Net cash used in investing activities	(209,152)	(131,434)	(59,421)
Cash flows from financing activities:
Borrowings under revolving line of credit	190,000	—	—
Payments on revolving line of credit	(190,000)	—	—
Proceeds from issuance of long-term debt	255,967	55,000	45,000
Repayment of long-term debt	(145,726)	(61,816)	(57,719)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,498	1,148	1,440
Payment of contingent earnout liability	(1,200)	—	—
Cash distribution to non-controlling interest holders	(13,084)	—	—
Repurchase of common stock	(20,000)	(4,999)	(4,999)
Dividends paid	(12,343)	(11,326)	(11,384)
Other	(1,173)	(953)	(793)
Net cash provided by (used in) financing activities	63,939	(22,946)	(28,455)
Effect of exchange rate changes on cash and cash equivalents	(924)	—	—
Net change in cash and cash equivalents	(19,322)	34,562	(25,299)
Cash and cash equivalents at beginning of the period	170,385	135,823	161,122
Cash and cash equivalents at end of the period	$151,063	$170,385	$135,823

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2018	2017	2016
Cash paid:
Interest	$16,105	$7,965	$8,819

Income taxes, net of refunds received	$14,246	$25,984	$8,624

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2018	2017	2016
Obligations incurred for the acquisition of property	$—	$4,163	$—

Dividends declared and not yet paid	$3,043	$3,087	$2,839

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. Our underground and directional drilling operations install, replace and repair natural gas, petroleum, telecommunications and water pipeline systems, including large diameter pipeline systems. Our industrial, civil and engineering operations build and provide maintenance services to industrial facilities including power plants, petrochemical facilities, and other processing plants; construct multi-level parking structures; and engage in the construction of highways, bridges and other environmental construction activities. Our transmission and distribution operations install, replace and repair gas and electric utility systems. We are incorporated in the State of Delaware, and our corporate headquarters are located at 2300 Field Street, Suite 1900, Dallas, Texas 75201. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Reportable Segments — We segregate our business into five reportable segments: the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, which is a new reportable segment created in connection with the acquisition of Willbros Group, Inc. (“Willbros”), and the Civil segment.  See Note 13 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 4 — “Business Combinations”.

Other Acquisitions —  On May 26, 2017, we acquired the net assets of Florida Gas Contractors (“FGC”) for $37.7 million; on May 30, 2017, we acquired certain engineering assets for approximately $2.3 million; and on June 16, 2017, we acquired the net assets of Coastal Field Services (“Coastal”) for $27.5 million. FGC operations are included in the Utilities segment, the engineering assets are included in the Power segment, and Coastal operations are included in the Pipeline segment.  On January 29, 2016, we acquired the net assets of Mueller Concrete Construction Company (“Mueller”) for $4.1 million and on November 18, 2016, we acquired the net assets of Northern Energy & Power (“Northern”) for $6.9 million. On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc. (“Pipe Jacking”), consisting of specialty directional drilling and tunneling equipment for $13.4 million. We determined this purchase did not meet the definition of a business as defined under ASC 805, “Business Combinations”. Mueller operations are included in the Utilities segment, Northern operations are included in the Power segment, and Pipe Jacking operations are included in the Pipeline segment. See Note 4 — “Business Combinations”.

Joint Ventures —  We own a 50% interest in two separate joint ventures, both formed in 2015.  The Carlsbad Power Constructors joint venture (“Carlsbad”) is engineering and constructing a gas-fired power generation facility, and the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”) is also engineering and constructing a gas-fired power generation facility.  Both projects are located in Southern California.  The joint venture operations are included as part of the Power segment.  As a result of determining that we are the primary beneficiary of the two variable interest entities (“VIEs”), the results of the Carlsbad and Wilmington joint ventures are consolidated in our financial statements.  The Wilmington project was substantially complete as of December 31, 2017, and the Carlsbad project was substantially complete as of December 31, 2018. Financial information for the joint ventures is presented in Note 11— “Noncontrolling Interests”.

Seasonality — Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction services. While the majority of our work is in the southern half of the United States, these seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country.  In addition, demand for new projects tends to be lower during the early part of the year due to clients’ internal budget cycles.  As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

Variability —In addition to seasonality, we are also dependent on large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions.  Our business may be affected by declines or delays in new projects or by client project schedules.  Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter.  Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

Note 2—Summary of Significant Accounting Policies

Basis of presentation —The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  References for Financial Accounting Standards Board (“FASB”) standards are made to the FASB Accounting Standards Codification (“ASC”).

Principles of consolidation —The accompanying Consolidated Financial Statements include the accounts of Primoris, our wholly-owned subsidiaries and the noncontrolling interests of the Carlsbad and Wilmington joint ventures, which are VIEs for which we are the primary beneficiary as determined under the provisions of ASC 810, “Consolidation”.  All intercompany balances and transactions have been eliminated in consolidation.

Reclassification —Certain previously reported amounts have been reclassified to conform to the current year presentation.

Use of estimates —The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a construction contractor, we use estimates for costs to complete construction projects and the contract value of certain construction projects.  These estimates have a direct effect on gross profit as reported in these consolidated financial statements. Actual results could materially differ from our estimates.

Operating cycle — In the accompanying Consolidated Balance Sheets, assets and liabilities relating to long-term construction contracts (e.g. contract assets and contract liabilities) are considered current assets and current liabilities, since they are expected to be realized or liquidated in the normal course of contract completion, although completion may require more than one calendar year.

Consequently, we have significant working capital invested in assets that may have a liquidation period extending beyond one year. We have claims receivable and retention due from various customers and others that are currently in dispute, the realization of which is subject to binding arbitration, final negotiation or litigation, all of which may extend beyond one calendar year.

Cash and cash equivalents —We consider all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

Business combinations—Business combinations are accounted for using the acquisition method of accounting.  We use the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses.  The determination of fair value requires estimates and judgments of future cash flow expectations to assign fair values to the identifiable tangible and intangible assets.  GAAP provides a “measurement period” of up to one year in which to finalize all fair value estimates associated with the acquisition of a business. Most estimates are preliminary until the end of the measurement period.  During the measurement period, any material, newly discovered information that existed at the acquisition date would be reflected as an adjustment to the initial valuations and estimates.  After the measurement period, any adjustments would be recorded as a current period income or expense.

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

Goodwill and other intangible assets—We account for goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other”.  Under ASC 350, goodwill is subject to an annual impairment test, which we perform as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist.  The impairment review is performed at the reporting unit level for those units with recorded goodwill. For the majority of our reporting units, we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events.  For all other reporting units, we use the two-step impairment test outlined in ASC 350.  First, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill less its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination was determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

Income tax—Current income tax expense is the amount of income taxes expected to be paid for the financial results of the current year. A deferred tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities between GAAP and the tax codes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC 740, “Income Taxes”. The difference between a tax position taken or expected to be taken on our income tax returns and the benefit recognized in our financial statements is referred to as an unrecognized tax benefit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Staff Accounting Bulletin (“SAB”) 118 provides guidance on accounting for uncertainties of the effects of the Tax Cuts and Jobs Act (the “Tax Act”).  Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” from the December 22, 2017 enactment date, similar to that used when accounting for business combinations. As a result of the Tax Act, we remeasured deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million as a provisional estimate under SAB 118 in the year ended December 31, 2017. As of December 31, 2018, our accounting for the Tax Act is complete. The provision for income taxes for the year ended December 31, 2018 includes a $1.1 million increase from the completion of our provisional accounting for the effects of the Tax Act under SAB 118. The increase is due to $0.6 million of additional expense associated with foreign tax credits, net of associated valuation allowances, and $0.5 million of additional expense related to the corporate tax rate change impact on return-to-provision adjustments, primarily for depreciation.

Comprehensive income—We account for comprehensive income in accordance with ASC 220, “Comprehensive Income”, which specifies the computation, presentation and disclosure requirements for comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of our foreign subsidiaries with a functional currency other than the U.S. dollar.

Foreign operations—At December 31, 2018, we had operations in Canada with assets aggregating approximately $45.1 million, compared to $12.7 million at December 31, 2017.  The Canadian operations had revenue of $86.4 million and income before tax of $2.4 million for the year ended December 31, 2018; revenue of $8.3 million and a loss before tax of $0.3 million for the year ended December 31, 2017, and revenue of $11.2 million and income before tax of $0.8 million for the year ended December 31, 2016. The increase in total assets and revenue as of and for the year ended December 31, 2018, is due to the Canadian operations acquired as part of the Willbros acquisition.

Functional currencies and foreign currency translation— For foreign operations where substantially all monetary transactions are in the local currency, we use the local currency as our functional currency. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment, net of tax in “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Stockholders’ Equity. For certain foreign operations where substantially all monetary transactions are made in United States dollars, we use the U.S. dollar as our functional currency, with gains or losses on translation recorded in income in the period in which they are incurred. Gains or losses on foreign currency transactions are recorded in income in the period in which they are incurred.

Partnerships and joint ventures  — We are periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  Our ownership can vary from a small noncontrolling ownership to a significant ownership interest.  We evaluate each partnership or joint venture to determine whether the entity is considered a VIE as defined in ASC 810, “Consolidation”, and if a VIE, whether we are the primary beneficiary of the VIE, which would require us to consolidate the VIE with our financial statements.  When consolidation occurs, we account for the interests of the other parties as a noncontrolling interest and disclose the net income attributable to noncontrolling interests. See Note 11 — “Noncontrolling Interests" for further information.

Equity method of accounting— We account for our interest in an investment using the equity method of accounting per ASC 323, “Investments—Equity Method and Joint Ventures” if we are not the primary beneficiary of a VIE or do not have a controlling interest. The investment is recorded at cost and the carrying amount is adjusted periodically to recognize our proportionate share of income or loss, additional contributions made and dividends and capital distributions received.  We record the effect of any impairment or an other than temporary decrease in the value of its investment.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2018 and 2017, we had cash balances of $151.1 million and $170.4 million, respectively.  Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits. Cash balances associated with VIEs, which totaled $3.1 million and $60.3 million as of December 31, 2018 and December 31, 2017, respectively, are not available for general corporate purposes.

Collective bargaining agreements—Approximately 46.7% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2018. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 111 collective bargaining agreements to which we are a party to, 93 will require renegotiation during 2019.  We have not had a significant work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries are signatories to collective bargaining agreements.  These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if we were to withdraw from an agreement, we would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. In November 2011, we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan, as discussed in Note 12 — “Commitments and Contingencies”.  We have no plans to withdraw from any other agreements.

Insurance—We self-insure worker’s compensation, general liability, and auto insurance up to $0.25 million per claim. We maintained a self-insurance reserve totaling $42.8 million and $29.4 million at December 31, 2018 and 2017, respectively. Claims administration expenses are charged to current operations as incurred.  Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

Derivative instruments and hedging activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable rate debt for the duration of the term loan. The interest rate swap matures in July 2023 and is not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature.  Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs.  As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability, otherwise, we use the specific identification method of accounting for losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2018 and 2017 was $1.7 million and $0.5 million, respectively.

Significant revision in contract estimates  — We recognize revenue over time for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year, had current year estimates of costs to complete been known at the end of the prior year.

The following table presents the approximate financial impact of the changes in estimates that would have been reflected in the prior years had the revised estimates been applied to the particular year (in thousands):

	Net impact of change in estimate
	for the years ended December 31,
	2018	2017	2016
Revised estimates in 2018 that impact 2017	$(16,242)	$16,242	$—
Revised estimates in 2017 that impact 2016	—	6,435	(6,435)
Revised estimates in 2016 that impact 2015	—	—	1,685
Net impact to gross margin	$(16,242)	$22,677	$(4,750)
EPS impact to year	$(0.16)	$0.24	$(0.05)

During 2018, we collected a disputed receivable related to a project completed in 2014, which resulted in recognizing revenue of approximately $18.1 million and gross profit of approximately $17.4 million.

During the third quarter of 2016, we settled a dispute with a customer on collection of a receivable of $17.9 million, receiving $38.0 million in cash, which resulted in recognizing revenue of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

The settlement of the disputed projects and the charge related to the planned divestiture were not included in the table above.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue in excess of 50.0% of total revenue; however, the group that comprise the top ten customers varies from year to year. See Note 14 — “Customer Concentrations” for further discussion.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We perform an analysis to determine if an impairment exists.  The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2018, 2017, and 2016, our management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”).  Detailed discussion of shares issued under the Equity Plan are included in Note 17 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 21—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units to executives, issuance of stock to certain senior managers and executives and issuances of stock to non-employee members of the Board of Directors.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, with several clarifying updates issued during 2016 and 2017. The new standard is effective for reporting periods beginning after December 15, 2017 and supersedes all prior revenue recognition standards including the guidance in ASC 605, “Revenue Recognition”.  Under Topic 606, revenue recognition occurs when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 5 — “Revenue” for further details.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued two updates to ASU 2016-02, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. ASU 2016-02 requires recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU also requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, and initially required a modified retrospective transition method where a company applies the new lease standard at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an optional transition method where a company applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings.

We adopted the new standard as of January 1, 2019, and elected certain transition practical expedients permitted with the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also made an accounting policy election that keeps leases with an initial term of 12 months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.

The adoption of the ASU resulted in the recognition of right of use assets as of January 1, 2019, of approximately $133.3 million, which includes the reclassification of previously recognized lease impairment and accrued lease liabilities. The adoption of the ASU resulted in the recognition of lease liabilities as of January 1, 2019, of approximately $140.9 million. The reduction to retained earnings was approximately $0.8 million, net of the reversal of previously recognized lease impairment and accrued lease liabilities. We do not believe the ASUs will materially affect our consolidated net income. Additionally, the ASUs will have no impact on our debt covenant compliance as we have already revised our credit agreements to address the impact of the ASUs.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity’s statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We adopted the ASU as of January 1, 2018, and it did not have a material impact on our Consolidated Statements of Cash Flows.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The ASU added guidance previously issued by the SEC in SAB 118 to ASC 740, “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act (the “Tax Act”). Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” from the December 22, 2017 enactment date similar to that used when accounting for business combinations. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures beginning in the fourth quarter of our fiscal year 2017. See Note 19 — “Income Taxes” for additional information on SAB 118 and the impacts of the Tax Act.

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

Other new pronouncements issued but not effective until after December 31, 2018 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2018:
Cash and cash equivalents	$151,063	$—	$—
Liabilities as of December 31, 2018:
Interest rate swap	$—	$2,829	$—

Assets as of December 31, 2017:
Cash and cash equivalents	$170,385	$—	$—
Liabilities as of December 31, 2017:
Contingent consideration	$—	$—	$716

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

The following table provides changes to our contingent consideration liability Level 3 fair value measurements during the years ended December 31, 2018 and 2017 (in thousands):

	Significant Unobservable Inputs
	(Level 3)
Contingent Consideration Liability	2018	2017
Beginning balance, January 1,	$716	$—
FGC acquisition	—	1,200
Change in fair value of contingent consideration liability during year	753	(484)
Payment of earn-out liability to FGC sellers	(1,469)	—
Ending balance, December 31,	$—	$716

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

The May 2017 acquisition of Florida Gas Contractors included an earnout of $1.5 million payable in May 2018, contingent upon meeting certain performance targets. The estimated fair value of the contingent consideration on the acquisition date was $1.2 million. Under ASC 805, “Business Combinations”, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration in the fourth quarter of 2017 related to the FGC performance target contemplated in their purchase agreement, and decreased the liability by $0.5 million with a corresponding increase in Other income (expense), net. During the second quarter of 2018, we increased the fair value of the contingent consideration related to the FGC, and increased the liability by $0.8 million with a corresponding decrease in Other income (expense), net. We paid the full $1.5 million liability in the third quarter of 2018.

Note 4—Business Combinations

2018 Acquisition

Acquisition of Willbros Group, Inc.

On June 1, 2018, we acquired all of the outstanding common stock of Willbros, a specialty energy infrastructure contractor serving the oil and gas and power industries for approximately $110.6 million, net of cash and restricted cash acquired. The total purchase price was funded through a combination of existing cash balances and borrowings under our revolving credit facility.

The tables below represent the purchase consideration and preliminary estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the second quarter of 2018 primarily relate to fair value adjustments to our acquired contracts, which resulted in an increase to contract liabilities of $19.6 million. In addition, fair value adjustments to our acquired insurance liabilities and lease obligations reduced our liabilities assumed by approximately $9.3 million and $8.0 million, respectively. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $9.1 million since the second quarter of 2018. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, contract assets and liabilities, leases, deferred income taxes, uncertain tax positions, and the fair value of certain contractual obligations.

Purchase consideration (in thousands)
Total purchase consideration	$164,758
Less cash and restricted cash acquired	(54,138)
Net cash paid	110,620

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and restricted cash	$54,138
Accounts receivable	102,719
Contract assets	30,762
Other current assets	18,712
Property, plant and equipment	30,522
Intangible assets:
Customer relationships	47,500
Tradename	200
Deferred income taxes	24,017
Other non-current assets	2,261
Accounts payable and accrued liabilities	(114,088)
Contract liabilities	(63,902)
Other non-current liabilities	(20,868)
Total identifiable net assets	111,973
Goodwill	52,785
Total purchase consideration	$164,758

We separated the operations of Willbros among two of our existing segments, and created a new segment for the utility transmission and distribution operations called the Transmission segment. The oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce. We allocated $50.5 million of goodwill to the Transmission segment, $1.5 million to the Power segment, and $0.8 million to the Pipeline segment.  Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

As part of the Willbros acquisition, we acquired approximately $40.2 million of restricted cash that was pledged by Willbros to secure letters of credit. Subsequent to the acquisition, we issued new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of December 31, 2018, substantially all of the restricted cash had been released.

For the period June 1, 2018, the acquisition date, to December 31, 2018, Willbros contributed revenue of $400.8 million and gross profit of $39.5 million.

For the year ended December 31, 2018, costs related to the acquisition of Willbros were $13.2 million and are included in “Merger and related costs” on the Consolidated Statements of Income. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

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

For the year ended December 31, 2018, FGC contributed revenue of $31.3 million and gross profit of $7.6 million. From the acquisition date through December 31, 2017, FGC contributed revenue of $15.5 million and gross profit of $3.8 million.

Acquisition of Engineering Assets

On May 30, 2017, we acquired certain engineering assets for approximately $2.3 million in cash which further enhances our ability to provide quality service for engineering and design projects.  The purchase was accounted for using the acquisition method of accounting.  The identifiable assets acquired consisted of $0.2 million of fixed assets and $2.1 million of intangible assets. Intangible assets primarily consist of customer relationships. The operations of this acquisition were fully integrated into our Power segment operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenue and gross profit included in the Consolidated Statements of Income.

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

For the year ended December 31, 2018, Coastal contributed revenue of $14.1 million and gross profit of $1.4 million. From the acquisition date through December 31, 2017, Coastal contributed revenue of $17.9 million and gross profit of $3.2 million.

The following table represents the identifiable assets acquired and liabilities assumed related to the 2017 acquisitions described above (in thousands):

Accounts receivable	$10,721
Contract assets	580
Other current assets	2,352
Property, plant and equipment	12,402
Intangible assets	21,125
Goodwill	26,269
Accounts payable and accrued liabilities	(5,476)
Contract liabilities	(447)
Total	$67,526

2016 Acquisitions

On January 29, 2016, we acquired certain assets and liabilities of Mueller Concrete Construction Company for $4.1 million. The purchase was accounted for using the acquisition method of accounting. During the second quarter of 2016, we finalized the estimate of fair value of the acquired assets of Mueller, which included $2.0 million of fixed assets, $2.0 million of goodwill and $0.1 million of inventory. Mueller operates within the Utilities segment.  Goodwill largely consists of expected benefits from providing foundation expertise for our construction efforts in underground line work, substations and telecom/fiber.  Goodwill also includes the value of the assembled workforce that Mueller provides to our business.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period.  The operations of Mueller were fully integrated into our operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenue and gross profit included in the Consolidated Statements of Income.

On November 18, 2016, we acquired certain assets and liabilities of Northern Energy & Power for $6.9 million.  Northern operates in the Power segment and serves the renewable energy sector with a specific focus on solar photovoltaic installations in the United States.  The purchase was accounted for using the acquisition method of accounting.  During the second quarter of 2017, we finalized our estimated fair value of the acquired assets of Northern, which resulted in a $0.1 million reduction in goodwill compared to amounts previously recorded.  The allocation of the total purchase price included $3.0 million of intangible assets, $3.7 million of goodwill and $0.1 million of fixed assets.  Intangible assets consist of customer relationships.  Goodwill is derived from the expected benefits of services in the renewable energy sector with a specific focus on Solar Photovoltaic installations in the United States. Goodwill also includes the value of the assembled workforce that Northern provides to our business.  Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period. For the year ended December 31, 2018, Northern contributed revenue of $44.5 million and gross profit of ($1.2) million. For the year ended December 31, 2017, Northern contributed revenue of $19.1 million and gross profit of $1.1 million. From the acquisition date through December 31, 2016, Northern contributed revenue of $2.0 million and gross profit of $0.6 million.

The following table represents the identifiable assets acquired and liabilities assumed related to the 2016 acquisitions described above (in thousands):

Accounts receivable	$1,606
Other current assets	64
Property, plant and equipment	2,133
Intangible assets	3,000
Goodwill	5,660
Accounts payable and accrued liabilities	(1,587)
Total	$10,876

2016 Asset Acquisition

On June 24, 2016, we purchased property, plant and equipment from Pipe Jacking Unlimited, Inc., consisting of specialty directional drilling and tunneling equipment for $13.4 million in cash. We determined this purchase did not meet the definition of a business as defined under ASC 805, “Business Combinations”. The estimated fair value of the equipment was equal to the purchase price.  We believe the purchase of the equipment will aid in our pipeline construction projects and enhance the work provided to our utility clients. Pipe Jacking equipment is included in the Pipeline segment.

Supplemental Unaudited Pro Forma Information

The following pro forma information for the twelve months ended December 31, 2018 and 2017 presents our results of operations as if the Willbros acquisition and the 2017 acquisitions of FGC and Coastal had occurred at the beginning of 2017.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

•	the pro forma impact of the expense associated with the amortization of the discount for the fair value of the contingent consideration liability associated with the FGC acquisition;

•	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisitions;

•	the pro forma impact of interest expense relating to the acquisitions; and

•

the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 28.0% and 40.0% for the years ended December 31, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$3,265,690	$3,256,045
Income before provision for income taxes	$107,657	$14,813
Net income attributable to Primoris	$73,356	$18,072

Weighted average common shares outstanding:
Basic	51,350	51,481
Diluted	51,670	51,741

Earnings per share:
Basic	$1.43	$0.35
Diluted	$1.42	$0.35

Note 5—Revenue

On January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. In adopting ASC 606, we changed our accounting policy for revenue recognition. Results for periods prior to January 1, 2018 are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, “Revenue Recognition”. The cumulative impact of adopting ASC 606 was immaterial and did not require an adjustment to retained earnings. However, we reclassified prior year balance sheet and cash flow amounts to conform to current year presentation.

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

We evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASC 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

As of December 31, 2018, we had $1.58 billion of remaining performance obligations. We expect to recognize approximately 71% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance in 2020.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the year ended December 31, 2018, revenue recognized from performance obligations satisfied in previous periods was $30.6 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2018, we had approximately $92.8 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $83.3 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2018.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

•	unbilled revenue (formerly costs and estimated earnings in excess of billings), which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Unbilled revenue	$249,577	$160,092
Retention receivable	88,953	66,586
Contract materials (not yet installed)	25,715	39,224
	$364,245	$265,902

Contract assets increased by $98.3 million compared to December 31, 2017 due primarily to a $30.8 million increase from the acquisition of Willbros in the second quarter of 2018 and higher unbilled revenue from our legacy operations.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents deferred revenue (formerly billings in excess of costs and estimated earnings) on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Deferred revenue	$182,232	$159,310
Accrued loss provision	7,307	10,067
	$189,539	$169,377

Contract liabilities increased by $20.2 million compared to December 31, 2017 primarily due to a $63.9 million increase from the acquisition of Willbros in the second quarter of 2018, partially offset by lower deferred revenue from our legacy operations, including a $17.9 million reduction in deferred revenue from the settlement of the disputed receivable discussed in Note 12 – “Commitments and Contingencies”.

Revenue recognized for the year ended December 31, 2018, that was included in the contract liability balance at December 31, 2017 was approximately $159.4 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2018
Segment	MSA	Non-MSA	Total
Power	$141,193	$552,855	$694,048
Pipeline	47,143	543,794	590,937
Utilities	699,998	202,774	902,772
Transmission	240,228	46,521	286,749
Civil	—	464,972	464,972
Total	$1,128,562	$1,810,916	$2,939,478

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$393,555	$45,339	$255,154	$694,048
Pipeline	107,519	58,651	424,767	590,937
Utilities	184,649	460,122	258,001	902,772
Transmission	48,679	230,077	7,993	286,749
Civil	69,398	345,510	50,064	464,972
Total	$803,800	$1,139,699	$995,979	$2,939,478

(1)	Includes time and material and cost reimbursable plus fee contracts.

Each of these contract types has a different risk profile. Typically, we assume more risk with fixed-price contracts. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular fixed-price contract. However, these types of contracts offer additional profits when we complete the work for less cost than originally estimated. Unit-price and cost reimbursable contracts generally subject us to lower risk. Accordingly, the associated fees are usually lower than fees earned on fixed-price contracts. Under these contracts, our profit may vary if actual costs vary significantly from the negotiated rates.

Note 6—Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2018	2017	Useful Life
Land and buildings	$101,170	$82,755	Buildings 30 Years
Leasehold improvements	13,438	12,601	Various*
Office equipment	9,669	8,888	3 - 5 Years
Construction equipment	439,875	392,454	3 - 7 Years
Transportation equipment	112,170	101,855	3 - 18 Years
Solar equipment	21,304	—	25 years
Construction in progress	35,094	16,336
	732,720	614,889
Less: accumulated depreciation and amortization	(356,836)	(303,112)
Property and equipment, net	$375,884	$311,777

*     Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2018 and 2017 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2017	$24,512	$42,252	$20,312	$—	$40,150	$127,226
Goodwill acquired during the year	—	9,269	17,000	—	—	26,269
Purchase price allocation adjustments	(121)	—	—	—	—	(121)
Balance at January 1, 2018	$24,391	$51,521	$37,312	$—	$40,150	$153,374
Goodwill acquired during the year	1,542	764	—	50,479	—	52,785
Balance at December 31, 2018	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159

During the third quarter of 2016, we made a decision to divest our Texas heavy civil business unit, a division of Primoris Heavy Civil within the Civil segment.  We engaged a financial advisor to assist in the marketing and sale of the business unit, and planned to continue operating the business unit until completion of a sale.  In April 2017, the Board of Directors determined that based on the information available, we would attain the best long-term value by withdrawing from the sales process and continuing to operate the business unit.  We will aggressively pursue claims for five Texas Department of Transportation projects that resulted in significant losses recorded in 2016.  However, there can be no assurance as to the final amounts collected. In accordance with ASC 350, "Intangibles—Goodwill and Other”, the planned divestiture triggered an analysis of the goodwill at Primoris Heavy Civil, resulting in a pre-tax, non-cash goodwill impairment charge of approximately $2.7 million in the third quarter of 2016.

There were no impairments of goodwill for the years ended December 31, 2018 and 2017.

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis (in thousands):

		December 31, 2018			December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$31,390	$(25,156)	$6,234	$32,175	$(22,238)	$9,937
Customer relationships	16 years	97,400	(23,079)	74,321	49,900	(16,338)	33,562
Non-compete agreements	5 years	1,900	(1,387)	513	1,900	(820)	1,080
Other	3 years	275	(145)	130	275	(54)	221
Total	15 years	$130,965	$(49,767)	$81,198	$84,250	$(39,450)	$44,800

Amortization expense of intangible assets was $11.3 million, $8.7 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. In the second quarter of 2017, we recorded a $0.5 million impairment charge related to a tradename intangible asset in our Pipeline segment. The impairment charge is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. Estimated future amortization expense for intangible assets as of December 31, 2018 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2019	$11,559
2020	8,814
2021	7,577
2022	6,416
2023	5,394
Thereafter	41,438
$81,198

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2018 and 2017, accounts payable included retention amounts of approximately $13.2 million and $13.5 million, respectively. These amounts due to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued expenses and other current liabilities at December 31 (in thousands):

	December 31,	December 31,
	2018	2017
Payroll and related employee benefits	$60,509	$45,708
Insurance, including self-insurance reserves	41,379	21,391
Corporate income taxes and other taxes	5,040	2,843
Other	10,599	6,085
	$117,527	$76,027

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

Commercial Notes Payable and Mortgage Notes Payable

	December 31,	December 31,
	2018	2017
Term loan	$214,500	$—
Revolving credit facility	—	—
Commercial equipment notes	127,458	165,532
Mortgage notes	27,200	11,242
Senior secured notes	—	82,143
Total debt	369,158	258,917
Unamortized debt issuance costs	(1,001)	(102)
Total debt, net	$368,157	$258,815
Less: current portion	(62,488)	(65,464)
Long-term debt, net of current portion	$305,669	$193,351

The weighted average interest rate on total debt outstanding at December 31, 2018 and 2017 was 4.1% and 3.0%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2019	$62,488
2020	51,995
2021	37,312
2022	31,052
2023	165,067
Thereafter	21,244
$369,158

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2018, interest rates ranged from 1.83% to 4.40% per annum and maturity dates range from April 29, 2019 to April 30, 2023. The notes are secured by certain construction equipment.

During 2015, we entered into two secured mortgage notes payable to a bank totaling $8.0 million, with interest rates of 4.3% per annum and maturity dates of January 1, 2031. The mortgage notes are secured by real estate.

During 2017, we acquired three properties from a related party and assumed mortgage notes secured by the properties totaling $4.2 million, with interest rates of 5.0% per annum and maturity dates of October 1, 2038.

During 2018, we entered into two secured mortgage notes payable to a bank totaling $16.5 million, with interest rates of 4.5% per annum and maturity dates of November 5, 2028. The mortgage notes are secured by real estate.

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, The Bank of the West, as co-lead arranger, and Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (collectively, the “Lenders”), which increased our borrowing capacity from $125.0 million to $200.0 million. The Credit Agreement consisted of a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the

Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that would allow us to increase the borrowing capacity thereunder from $200.0 million up to $250.0 million, subject to obtaining additional or increased lender commitments.

On July 9, 2018, we entered into the First Amendment and Joinder to the Amended and Restated Credit Agreement (the “July Amendment”) with the Administrative Agent and the Lenders. On August 3, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “August Amendment”, and together with the July Amendment, the “Amendments”) with the Administrative Agent and the Lenders. The Amendments amend the Credit Agreement.

The Amendments, among other things, modify the Credit Agreement to add Capital One, N.A. and Regions Bank as Lenders, to add a $220.0 million term loan (the “Term Loan”), increase the accordion feature that will allow us to increase the Term Loan or borrowing capacity under the Revolving Credit Facility by $75.0 million, and extend the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

The Term Loan requires quarterly principal payments beginning in the third quarter of 2018 equal to $2.75 million, or $11.0 million per annum, for the first three years and  $4.125 million, or $16.5 million per annum, for years four and five, with the balance due on July 9, 2023.

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

At December 31, 2018, commercial letters of credit outstanding were $53.0 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $147.0 million at December 31, 2018.

Loans made under the Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. All of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Credit Agreement.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at December 31, 2018.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.886% per annum, in each case plus an applicable margin, which was 2.00% at December 31, 2018.  See Note 10 – “Derivative Instruments”.

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

Canadian Credit Facility

We had a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  During the fourth quarter of 2018, we reduced the amount of the credit facility to $4.0 million. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2018, there were no letters of credit outstanding, and the available borrowing capacity was $4.0 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2018, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates.  To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of December 31, 2018, our outstanding interest rate swap agreement contained a notional amount of $160.9 million with a maturity date of July 10, 2023. There were no outstanding interest rate swap agreements at December 31, 2017.

Credit Risk. By using derivative instruments to economically hedge exposures to changes in interest rates, we are exposed to counterparty credit risk. Credit risk is the failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties. We have entered into netting agreements, including International Swap Dealers Association (“ISDA”) Agreements, which allow for netting of contract receivables and payables in the event of default by either party.

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		Liability Derivatives
		December 31,	December 31,
	Balance Sheet Location	2018	2017
Interest rate swap	Other long-term liabilities	$2,829	$—
Total derivatives		$2,829	$—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of Loss Recognized	Amount of Loss Recognized in Income on Derivatives
	on Derivatives	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate swap	Interest expense	3,131	—	—

Note 11 — Noncontrolling Interests

We are currently participating in two joint ventures, each of which operates in the Power segment. Both joint ventures have been determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, the tax effect of our share of the income was recognized by us.  The net assets of the joint ventures are restricted for use by the specific project and are not available for our general operations.

The Carlsbad joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Revenue	$102,868	$110,669	$7,254
Net income attributable to noncontrolling interests	9,483	1,780	325

The Carlsbad joint venture made distributions of $9.0 million to the noncontrolling interest and $9.0 million to us during the year ended December 31, 2018. The Carlsbad joint venture made no distributions to the partners during the year ending December 31, 2017. In addition, we did not make any capital contributions to the Carlsbad joint venture during the years ended December 31, 2018 and 2017. The project was substantially complete as of December 31, 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Consolidated Balance Sheets at December 31 as follows (in thousands):

	December 31,	December 31,
	2018	2017
Cash	$3,117	$44,308
Accounts receivable	$4,451	$15,343
Contract assets	$8,158	$—
Accounts payable	$2,279	$12,352
Contract liabilities	$5,946	$42,743
Due to Primoris	$1,979	$—

The Wilmington joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Revenue	$2,133	$31,638	$19,781
Net income attributable to noncontrolling interests	649	2,716	677

The Wilmington joint venture made distributions of $4.1 million to the noncontrolling interest and $4.1 million to us during the year ended December 31, 2018. No distributions were made during the year ended December 31, 2017. In addition, we did not make any capital contributions to the Wilmington joint venture during the years ended December 31, 2018 and 2017. The project is complete, the warranty period expired in October 2018, and dissolution of the joint venture is expected to occur in 2019.

The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture are included in our Consolidated Balance Sheets at December 31 as follows (in thousands):

	December 31,	December 31,
	2018	2017
Cash	$10	$15,948
Accounts receivable	$—	$598
Accounts payable	$—	$759
Contract liabilities	$—	$1,480
Due to Primoris	$—	$7,428

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in our Consolidated Balance Sheets( in thousands):

	Joint Venture	Consolidated
At December 31, 2018	Amounts	Amounts
Cash	$3,127	$151,063
Accounts receivable	$4,451	$372,695
Contract assets	$8,158	$364,245
Accounts payable	$2,279	$249,217
Contract liabilities	$5,946	$189,539

At December 31, 2017
Cash	$60,256	$170,385
Accounts receivable	$15,941	$291,589
Accounts payable	$13,111	$140,943
Contract liabilities	$44,223	$169,377

Note 12—Commitments and Contingencies

Leases—We lease certain property and equipment under non-cancelable operating leases, which expire at various dates through 2024.  The leases require us to pay all taxes, insurance, maintenance, and utilities and are classified as operating leases in accordance with ASC 840 “Leases”.

The future minimum lease payments required under non-cancelable operating leases are as follows (in thousands):

Total
For the Years Ending December 31,	Commitments
2019	$56,693
2020	41,733
2021	26,607
2022	12,753
2023	6,530
Thereafter	8,229
$152,545

Total lease expense during the years ended December 31, 2018, 2017 and 2016 was $53.4 million, $25.5 and $22.5 million, respectively.

Withdrawal liability for multiemployer pension plan— In November 2011, members of the Pipe Line Contractors Association “PLCA” including ARB, Rockford and Q3C (prior to our acquisition in 2012), withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan (“Plan”).  These withdrawals were made in order to mitigate additional liability in connection with the significantly underfunded Plan.  We recorded a withdrawal liability of $7.5 million, which was increased to $7.6 million after the acquisition of Q3C.  During the first quarter of 2016, we received a final payment schedule.  As a result of payments made and based on this schedule, the liability recorded at December 31, 2017 was $4.7 million. We paid the remaining liability balance during 2018, and have no plans to withdraw from any other labor agreements.

NTTA settlement—On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million.  We will use our settlement obligation to pay for a third-party contractor approved by the NTTA.  In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount.  During 2018, we increased our forecasted remediation costs based on bids received by the NTTA from third-party contractors, and increased our liability by $3.8 million. As of December 31, 2018, we have spent $4.2 million for remediation.  While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At December 31, 2018, our remaining accrual balance was $18.5 million.

Litigation—We had been engaged in dispute resolution to collect money we believe we are owed for a construction project completed  in 2014.  Because of uncertainties associated with the project, including uncertainty of the amounts that would be collected, we used a zero profit margin approach to recording revenue during the construction period for the project.

For the project, a cost reimbursable contract, we had a receivable of $32.9 million with a reserve of approximately $17.9 million included in “Contract liabilities” at December 31, 2017  The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We initiated litigation against the sureties who had provided lien and stop payment release bonds for the total amount owed. During 2018, we settled with the sureties and collected the $32.9 million receivable, which resulted in recognizing revenue of approximately $18.1 million and gross profit of approximately $17.4 million.

We had been engaged in dispute resolution to collect money we believed was owed to us for another construction project completed  in 2014. During 2016, we settled the dispute with an exchange of general releases and receipt of $38.0 million in cash, which resulted in recognizing revenue of approximately $27.5 million and gross profit of approximately $26.7 million in the third quarter of 2016.

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

SEC Inquiry— During the fourth quarter of 2014, the staff of the SEC began inquiring about certain contract revenue recognition practices of the Company during 2013 and 2014. Since that time, we cooperated and responded to the staff’s inquiries in connection with this matter.  We settled this matter and the inquiry was closed during the third quarter of 2018.

Litigation matters from the acquisition of Willbros — In the fourth quarter of 2014, Willbros announced a restatement of its Condensed Consolidated Financial Statements for the March 2014 and June 2014 quarters.  Shareholder derivative lawsuits were filed and shareholder demands were made purportedly on behalf of Willbros in connection with the restatement.  All such lawsuits and demands have been resolved either through voluntary dismissal by the plaintiffs, or through settlement funded by Willbros’ insurance carriers.

Bonding—As of December 31, 2018 and 2017, we had bid and completion bonds issued and outstanding totaling approximately $554.9 million and $705.7 million, respectively.

Note 13—Reportable Segments

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

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables.

Segment Revenue

Revenue by segment for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018		2017		2016
		% of		% of		% of
		Total		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Power	$694,048	23.6%	$606,125	25.5%	$478,653	24.0%
Pipeline	590,937	20.1%	465,570	19.5%	401,931	20.1%
Utilities	902,772	30.7%	806,523	33.9%	637,212	31.9%
Transmission (1)	286,749	9.8%	—	—	—	—
Civil	464,972	15.8%	501,777	21.1%	479,152	24.0%
Total	$2,939,478	100.0%	$2,379,995	100.0%	$1,996,948	100.0%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018		2017		2016
		% of		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Power	$109,789	15.8%	$65,675	10.8%	$49,807	10.4%
Pipeline	66,602	11.3%	92,087	19.8%	68,100	16.9%
Utilities	111,825	12.4%	113,037	14.0%	100,071	15.7%
Transmission (1)	31,904	11.1%	—	—	—	—
Civil	5,617	1.2%	7,635	1.5%	(16,671)	(3.5%)
Total	$325,737	11.1%	$278,434	11.7%	$201,307	10.1%

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 2.9%, 0.3% and 0.6% generated from sources outside of the United States for the years ended December 31, 2018, 2017, and 2016, respectively.  At December 31, 2018 and 2017, approximately 2.8% and 1.0%, respectively of total assets were located outside of the United States.

Note 14—Customer Concentrations

We operate in multiple industry segments encompassing the construction of commercial, industrial, and public works infrastructure assets primarily throughout the United States. During the years ended December 31, 2018, 2017 and 2016, we generated 35.3%, 38.4% and 45.6%, of our revenue, respectively, from the following customers (in thousands):

		2018		2017		2016
Description of Customer's Business	Segment	Amount	Percentage	Amount	Percentage	Amount	Percentage
Public gas and electric utility	Utilities/Power	$250,286	8.5%	$210,747	8.9%	$184,002	9.2%
Private gas and electric utility	Utilities	232,162	7.9%	190,659	8.0%	201,443	10.1%
State DOT	Civil	202,452	6.9%	222,142	9.3%	193,049	9.7%
Pipeline operator	Pipeline	198,198	6.7%	*	*	*	*
Pipeline operator	Pipeline/Power	155,280	5.3%	*	*	*	*
Chemical/Energy producer	Power/Civil	*	*	160,995	6.8%	208,458	10.4%
Pipeline operator	Pipeline	*	*	128,182	5.4%	*	*
Pipeline operator	Pipeline	*	*	*	*	123,055	6.2%
		$1,038,378	35.3%	$912,725	38.4%	$910,007	45.6%

(*)Indicates a customer with less than 5.0% of revenue during such period.

Typically, the top ten customers in any one calendar year generate revenue in excess of 50.0% of total revenue and consist of a different group of customers in each year. For the years ended December 31, 2018, 2017 and 2016, approximately 52.2%, 56.4% and 60.4%, respectively, of total revenue were generated from our top ten customers in that year.  In each of the years, a different group of customers comprised the top ten customers by revenue.

At December 31, 2018, approximately 9.3% of our accounts receivable were due from one customer, and that customer provided 5.3% of our revenue for the year ended December 31, 2018. At December 31, 2017, approximately 4.3% of our accounts receivable were due from one customer, and that customer provided 8.9% of our revenue for the year ended December 31, 2017.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2018, the utility customer comprised approximately 1.9% of our total accounts receivable.  In addition to accounts receivable, there is approximately $36.0 million in unbilled revenue, net as of December 31, 2018. For the year ended December 31, 2018, the customer accounted for approximately 8.5% of our total revenue. Our exposure to diverse end markets limits the potential for any one client or job to have a material adverse impact on our operations. Although we do not currently expect a material impact to our financial performance as a result of this customer’s recent announcement, the failure to recover amounts due to us from this customer or any customer who enters bankruptcy could have a negative impact on our results of operations and cash flows, and the loss of a customer due to bankruptcy could have a negative impact on our financial condition, results of operations and cash flows.  We do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

Note 15 — Multiemployer Plans

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

We contributed $48.8 million, $46.9 million, and $34.2 million, to multiemployer pension plans for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were charged to the related construction contracts in process.  Contributions during 2017 increased from 2016 as a result of an increase in the number of man-hours worked by our union labor.

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

We participate in a number of multiemployer pension plans, and our potential withdrawal obligation may be significant.  Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.  As discussed in Note 12—“Commitments and Contingencies,” in 2011 we withdrew from the Central States Southeast and Southwest Areas Pension Fund multiemployer pension plan.  We have no plans to withdraw from any other labor agreements.

During the last three years, we made annual contributions to 38 pension plans.  Based upon the most recent and available plan financial information, none of the significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5.0% of the plan’s total contributions during the years ended December 31, 2018, 2017, and 2016.

Our participation in significant plans for the years ended December 31, 2018, 2017 and 2016 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number.  The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.  The next column lists the expiration date of our collective bargaining agreement related to the plan. The table follows:

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	Contributions of the Company
Pension Fund Name	Number	2018	2017	Implemented	Imposed	Date	2018	2017	2016

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2017	Green as of February 1, 2016	No	No	5/31/2020	$6,643	$7,562	$5,373

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2017	Green as of January 1, 2016	No	No	9/30/2022	5,122	3,219	2,614

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Red as of January 1, 2017	Red as of January 1, 2016	No	No	5/31/2020	3,967	4,658	2,415

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of June 1, 2017	Yellow as of June 1, 2016	No	No	6/30/2019	3,793	2,945	3,598

Plumbers & Pipefitters National Pension Fund	52-6152779	Yellow as of July 1 2017	Yellow as of July 1 2017	No	No	9/30/2022	3,686	2,548	2,161

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2017	Green as of January 1, 2016	No	No	6/30/2022	2,873	2,393	2,742

Minnesota laborers Pension Fund	41-6159599/001	Green as of January 1, 2017	Green as of January 1, 2016	No	No	6/01/2019	2,565	2,137	2,018

Operating Engineer Trust Funds	95-6032478/001	Yellow as of July 1, 2017	Yellow as of July 1, 2016	No	No	6/30/2019	2,363	2,448	1,643

Pipeline Industry Benefit Fund	73-6146433/001	Green as of January 1, 2017	Green as of January 1, 2016	No	No	5/31/2020	1,988	6,050	2,740
				Contributions to significant plans			33,000	33,960	25,304
				Contributions to other multiemployer plans			15,790	12,975	8,879

				Total contributions made			$48,790	$46,935	$34,183

Note 16—Company Retirement Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2016 through 2018. Matching contributions to all defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were $4.6 million, $4.2 million, and $4.0 million, respectively. The increase in contributions in 2018 is primarily due to the acquisition of Willbros. We have no other post-retirement benefits.

Note 17—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Long-Term Retention Plan (“LTR Plan”) —  We adopted a long-term retention plan for certain senior managers and executives.  The voluntary plan provides for the deferral of one half of the participant’s annual earned bonus for one year.  Generally, except in the case of death, disability or involuntary separation from service, the deferred compensation is vested to the participant only if actively employed by us on the payment date of bonus amounts the following year.  The amount of compensation deferred under this plan is calculated each year.  Total deferred compensation liability under this plan as of December 31, 2018 and 2017 was $7.3 million and $5.7 million, respectively.

Participants in the long term retention plan may elect to purchase our common stock at a discounted price.  For bonuses earned in 2018 and 2017, the participants could use up to one sixth of their bonus amount to purchase shares of stock. The purchase price was calculated as 75% of the average market closing price for the month of December 2018 and December 2017, respectively.  The discount is treated as compensation to the participant.

Stock-based compensation —  In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 403,985 Restricted Stock Units (“Units”) to executives under the Equity Plan. The grants were documented in RSU Award

Agreements which provide for a vesting schedule and require continuing employment of the executive.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.  The table below presents the activity for 2018:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2017	85,415	$23.76
Granted	144,920	25.53
Vested	(28,471)	23.76
Balance at December 31, 2018	201,864	25.03

During 2017, 10,000 Units were granted with a weighted-average grant date fair value per unit of $22.90. During 2016, 100,553 Units were granted with a weighted-average grant-date fair value per unit of $23.87. The total fair value of Units that vested during 2018, 2017 and 2016 was $0.7 million, $1.7 million and $0.6 million, respectively.

At December 31, 2018, a total of 202,121 Units were vested.  The vesting schedule for the remaining Units is as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019	57,227
2020	11,067
2021	128,889
2022	2,340
2023	2,341
201,864

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. For the years ended December 31, 2018, 2017, and 2016, we recognized $1.3 million, $1.1 million, and $1.6 million respectively, in compensation expense.  At December 31, 2018, approximately $3.7 million of unrecognized compensation expense remains for the Units, which will be recognized over a weighted average period of 2.6 years.

Vested Units accrue “Dividend Equivalents” (as defined in the Equity Plan) which are accrued as additional Units.  At December 31, 2018, a total of 5,121 Dividend Equivalent Units were accrued.

Note 18—Related Party Transactions

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”).  Our Chairman of the Board of Directors, who is our largest stockholder, and his family hold a majority interest of SIGI.  In March 2017, we exercised a right of first refusal and purchased the SIGI properties.  The purchase was approved by our Board of Directors for $12.8 million.  We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the years ended December 31, 2017 and 2016, we paid $0.2 million and $0.8 million, respectively, in lease payments to SIGI for the use of these properties.

We lease properties from other individuals that are current employees. The amounts leased are not material and each arrangement was approved by the Board of Directors.

Note 19—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$111,002	$105,555	$48,097
Foreign	2,356	(272)	774
Total	113,358	105,283	48,871

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision (benefit)
Federal	$3,405	$21,509	$4,726
State	4,536	3,371	5,423
Foreign	674	(188)	92
	8,615	24,692	10,241
Deferred provision (benefit)
Federal	14,535	1,958	11,560
State	2,120	1,219	(727)
Foreign	(139)	(36)	72
	16,516	3,141	10,905
Change in valuation allowance	634	600	—
Total	$25,765	$28,433	$21,146

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Impact of U.S tax reform	1.1	(9.3)	—
State taxes, net of federal income tax impact	5.1	2.9	6.4
Tax credits	(5.3)	—	(0.4)
Income taxed at rates greater than U.S.	0.4	(0.2)	0.4
Domestic production activities deduction	—	(2.3)	(1.1)
Nondeductible meals & entertainment	2.9	2.8	5.4
Other items	(0.2)	(0.7)	(1.5)
Effective tax rate excluding income attributable to noncontrolling interests	25.0	28.2	44.2
Impact of income from noncontrolling interests on effective tax rate	(2.3)	(1.2)	(0.9)
Effective tax rate	22.7%	27.0%	43.3%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. The Company and its subsidiaries operating in the United States are subject to federal income tax rates of 21.0% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 27.0%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2016 through 2018.

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

SAB 118 provides guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” from the December 22, 2017 enactment date, similar to that used when accounting for business combinations. As a result of the Tax Act, we remeasured deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the year ended December 31, 2017. As of December 31, 2018, our accounting for the Tax Act is complete. The provision for income taxes for the year ended December 31, 2018 includes a $1.1 million  increase from the completion of our provisional accounting for the effects of the Tax Act under SAB 118. The increase is due to $0.6 million of additional expense associated with foreign tax credits, net of associated valuation allowances, and $0.5 million of additional expense related to the corporate tax rate change impact on return-to-provision adjustments, primarily for depreciation.

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued compensation	$4,999	$4,280
Accrued workers compensation	10,309	7,980
Net operating losses	34,615	982
Disallowed interest	1,908	—
Capital loss carryforward	10,796	—
Deferred rent	1,552	57
Insurance reserves	3,737	3,276
Loss reserves	2,064	2,852
Tax credit	1,505	2,364
State income taxes	1,045	463
Other	1,600	182
Total deferred tax assets	74,130	22,436
Deferred tax liabilities
Depreciation and amortization	(56,670)	(34,652)
Prepaid expenses and other	(231)	(755)
Total deferred tax liabilities	(56,901)	(35,407)

Valuation allowance	(23,938)	(600)

Net deferred tax liabilities	$(6,709)	$(13,571)

As of December 31, 2018, we have remaining U.S. federal  and state net operating loss carryforwards of $20.1 million and $10.5 million, respectively. In addition, we have net operating loss carryforwards for Australia and Canada of $2.6 million and $1.4 million, respectively. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the net operating loss was incurred.

As of  December 31, 2018, our U.S. capital loss and tax credit carryforwards totaled $10.8 million and $1.5 million, respectively. The U.S. capital losses expire in 2023. The unused tax credits are primarily comprised of $1.2 million of foreign tax credits. The foreign tax credit carryforwards begin expiring in 2019.

We claimed $6.1 million of solar investment tax credits (“ITC”) in 2018. We made an accounting policy election to use the flow through income statement method under which we recognized the benefit of the ITC and the related detriment of tax basis reductions in 2018.

Valuation allowances on U.S. capital losses, on U.S. state net operating losses, and on Australian net operating losses acquired from Willbros were $22.7 million as of December 31, 2018.  The $0.6 million valuation allowance related to foreign tax credits as of December 31, 2017, was increased to $1.2 million in 2018 in connection with completion of the accounting for the Tax Act.

A reconciliation of the beginning and ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balance	$592	$—	$—
Increases in balances for tax positions taken during the current year	146	592	—
Increases in balances for tax positions taken during prior years	2,666	—	—
Settlements and effective settlements with tax authorities	(1,979)	—	—
Lapse of statute of limitations	(95)	—	—
Total	$1,330	$592	$—

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented. The $2.7 million increase in balances for tax positions taken during prior years and the $2.0 million settlements and effective settlements with tax authorities are related to our acquisition of Willbros and did not impact net income for the year ended December 31, 2018.

We believe it is reasonably possible that decreases up to $0.1 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation.

Our federal income tax returns are generally no longer subject to examination for tax years before 2015.  The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years.  Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2013.

Note 20—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2016, 2017 and 2018 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 22, 2016	March 31, 2016	April 15, 2016	$0.055
May 2, 2016	June 30, 2016	July 15, 2016	$0.055
August 3, 2016	September 30, 2016	October 14, 2016	$0.055
November 2, 2016	December 31, 2016	January 16, 2017	$0.055
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060
November 2, 2018	December 31, 2018	January 15, 2019	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Numerator:
Net income attributable to Primoris	$77,461	$72,354	$26,723

Denominator:
Weighted average shares for computation of basic earnings per share	51,350	51,481	51,762
Dilutive effect of shares issued to independent directors	3	3	3
Dilutive effect of restricted stock units (1)	317	257	224
Weighted average shares for computation of diluted earnings per share	51,670	51,741	51,989

Earnings per share attributable to Primoris:
Basic	$1.51	$1.41	$0.52
Diluted	$1.50	$1.40	$0.51

(1)	Represents the effect of the grant of 403,985 shares of Restricted Stock Units and 5,121 vested Dividend Equivalent Units.

Note 21—Stockholders’ Equity

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 50,715,518 and 51,448,753 shares were issued and outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018, there were 369 holders of record of our common stock.

We issued 71,757 shares of common stock in 2018, 65,429 shares of common stock in 2017, and 85,907 shares of common stock in 2016 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $1.5 million in 2018, $1.1 million in 2017, and $1.4 million in 2016.  Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price.  The shares purchased in February 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing price for December 2017. The shares purchased in February 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average closing price for January 2017. The shares purchased in March 2016 were for bonus amounts earned in 2015, and the number of shares was calculated at 75% of the average market price for December 2015. The shares purchased have a six month trading restriction.

We issued shares of common stock under the Equity Plan to the non-employee members of the Board of Directors as part of our quarterly compensation provided to the Directors.  Shares issued were as follows:

•	10,092 shares in August 2018,
•	10,062 shares in February 2018,
•	11,448 shares in August 2017,
•	11,784 shares in February 2017,
•	11,745 shares in August 2016, and
•	10,450 shares in February 2016.

The shares were fully vested upon issuance and have a one-year trading restriction.

As discussed in Note 17—“Deferred Compensation Agreements and Stock-Based Compensation”, the Board of Directors has granted a total of 403,985 shares of Units under the Equity Plan.

At December 31, 2018, there were 1,614,639 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2018.

Share Repurchase Plan

In May 2018, our Board of Directors authorized a $5.0 million share repurchase program. In August 2018, our Board of Directors approved an increase to the share repurchase program to $20.0 million. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the period from August 2018 to December 2018, we purchased and cancelled 825,146 shares of common stock, which in the aggregate equaled $20.0 million, at an average price of $24.24 per share.

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

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2018, 2017, and 2016.

Note 22—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2018
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$504,119	$648,787	$908,902	$877,670
Gross profit	$44,560	$71,419	$106,505	$103,253
Net income	$4,216	$14,191	$34,805	$34,381
Net income attributable to Primoris	$688	$11,715	$32,691	$32,367

Earnings per share:
Basic earnings per share	$0.01	$0.23	$0.64	$0.63
Diluted earnings per share	$0.01	$0.23	$0.63	$0.63

Weighted average shares outstanding
Basic	51,479	51,531	51,403	50,993
Diluted	51,747	51,793	51,735	51,397

	Year Ended December 31, 2017
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$561,502	$631,165	$608,311	$579,017
Gross profit	$55,053	$84,483	$70,421	$68,477
Net income	$8,512	$22,396	$22,134	$23,808
Net income attributable to Primoris	$7,691	$21,545	$20,597	$22,521

Earnings per share:
Basic earnings per share	$0.15	$0.42	$0.40	$0.44
Diluted earnings per share	$0.15	$0.42	$0.40	$0.44

Weighted average shares outstanding
Basic	51,594	51,437	51,441	51,449
Diluted	51,851	51,688	51,707	51,711

Note 23—Subsequent Event

On February 26, 2019, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of March 29, 2019, payable on or about April 15, 2019.