Form 10-Q
period 2019-03-31
Primoris Services Corp
filed 2019-05-07
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

2300 N. Field Street, Suite 1900
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PRIM	The Nasdaq Stock Market LLC

At May 6, 2019, 50,932,282 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents ($9,213 and $3,127 related to VIEs. See Note 11)	$73,985	$151,063
Accounts receivable, net	397,786	372,695
Contract assets	366,435	364,245
Prepaid expenses and other current assets	38,123	36,444
Total current assets	876,329	924,447
Property and equipment, net	369,128	375,884
Operating lease assets	153,168	—
Deferred tax assets	1,492	1,457
Intangible assets, net	78,450	81,198
Goodwill	207,410	206,159
Other long-term assets	4,789	5,002
Total assets	$1,690,766	$1,594,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,244	$249,217
Contract liabilities	194,094	189,539
Accrued liabilities	165,923	117,527
Dividends payable	3,051	3,043
Current portion of long-term debt	66,872	62,488
Total current liabilities	620,184	621,814
Long-term debt, net of current portion	307,273	305,669
Noncurrent operating lease liabilities, net of current portion	104,039	—
Deferred tax liabilities	7,268	8,166
Other long-term liabilities	41,617	51,515
Total liabilities	1,080,381	987,164
Commitments and contingencies (See Note 17)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 50,842,902 and 51,715,518 issued and outstanding at March 31, 2019 and December 31, 2018	5	5
Additional paid-in capital	147,208	144,048
Retained earnings	459,959	461,075
Accumulated other comprehensive loss	(534)	(908)
Noncontrolling interest	3,747	2,763
Total stockholders’ equity	610,385	606,983
Total liabilities and stockholders’ equity	$1,690,766	$1,594,147

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$661,558	$504,119
Cost of revenue	609,098	459,559
Gross profit	52,460	44,560
Selling, general and administrative expenses	42,931	36,956
Merger and related costs	—	1,695
Operating income	9,529	5,909
Other income (expense):
Foreign exchange (loss) gain	(185)	257
Other income (expense), net	(370)	(12)
Interest income	349	272
Interest expense	(5,592)	(1,998)
Income before provision for income taxes	3,731	4,428
Provision for income taxes	(795)	(212)
Net income	$2,936	$4,216

Less net income attributable to noncontrolling interests	$(989)	$(3,528)

Net income attributable to Primoris	$1,947	$688

Dividends per common share	$0.060	$0.060

Earnings per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted average common shares outstanding:
Basic	50,770	51,479
Diluted	51,188	51,747

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$2,936	$4,216
Other comprehensive income, net of tax:
Foreign currency translation adjustments	374	—
Comprehensive income	3,310	4,216
Less net income attributable to noncontrolling interests	(989)	(3,528)
Comprehensive income attributable to Primoris	$2,321	$688

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075		$(908)	$2,763	$606,983
Net income	—	—	—	1,947		—	989	2,936
Foreign currency translation adjustments, net of tax	—	—	—	—		374	—	374
Issuance of shares to employees and directors	127,384	—	2,661	—		—	—	2,661
Amortization of Restricted Stock Units	—	—	487	—		—	—	487
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)		—	—	—
Distribution of non-controlling entities	—	—	—	—		—	(5)	(5)
Dividends declared	—	—	—	(3,051)		—	—	(3,051)
Balance, March 31, 2019	50,842,902	$5	$147,208	$459,959		$(534)	$3,747	$610,385

					Accumulated
			Additional		Other	Non		Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interest	0	Equity
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$—	$5,715		$562,183
Net income	—	—	—	688	—	3,528		4,216
Issuance of shares to employees and directors	81,819	—	1,974	—	—	—		1,974
Amortization of Restricted Stock Units	—	—	215	—	—	—		215
Dividend equivalent Units accrued - Restricted Stock Units	—	—	10	(10)	—	—		—
Dividends declared	—	—	—	(3,092)	—	—		(3,092)
Balance, March 31, 2018	51,530,572	$5	$162,701	$393,547	$—	$9,243		$565,496

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,936	$4,216
Adjustments to reconcile net income to net cash (used in) provided by operating activities (net of effect of acquisitions):
Depreciation	18,952	14,368
Amortization of intangible assets	2,748	2,424
Stock-based compensation expense	487	215
Gain on sale of property and equipment	(2,217)	(1,104)
Other non-cash items	80	40
Changes in assets and liabilities:
Accounts receivable	(24,722)	30,669
Contract assets	(2,328)	2,970
Other current assets	(2,231)	(6,356)
Other long-term assets	182	(499)
Accounts payable	(59,198)	(9,987)
Contract liabilities	2,590	(31,721)
Operating lease assets and liabilities, net	(1,447)	—
Accrued liabilities	(9,663)	(1,806)
Other long-term liabilities	1,735	231
Net cash (used in) provided by operating activities	(72,096)	3,660
Cash flows from investing activities:
Purchase of property and equipment	(14,377)	(19,125)
Issuance of a note receivable	—	(10,000)
Proceeds from sale of property and equipment	4,398	3,734
Net cash used in investing activities	(9,979)	(25,391)
Cash flows from financing activities:
Borrowings under revolving line of credit	40,000	—
Payments on revolving line of credit	(40,000)	—
Proceeds from issuance of long-term debt	23,105	—
Repayment of long-term debt	(17,170)	(12,870)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,804	1,498
Dividends paid	(3,043)	(3,087)
Other	(26)	(23)
Net cash provided by (used in) financing activities	4,670	(14,482)
Effect of exchange rate changes on cash and cash equivalents	327	—
Net change in cash and cash equivalents	(77,078)	(36,213)
Cash and cash equivalents at beginning of the period	151,063	170,385
Cash and cash equivalents at end of the period	$73,985	$134,172

See Accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash paid for interest	$4,065	$1,965
Cash paid for income taxes, net of refunds received	$(707)	$88
Leased assets obtained in exchange for new operating leases	$8,847	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Dividends declared and not yet paid	$3,051	$3,092

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a holding company of various construction and product engineering subsidiaries. We are incorporated in the State of Delaware, and our corporate headquarters are located at 2300 N. Field Street, Suite 1900, Dallas, Texas 75201. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Primoris”, “the Company”, “we”, “our”, “us” or “its” refers to the business, operations and financial results of the Company and its wholly-owned subsidiaries.

Reportable Segments — We segregate our business into five reportable segments: the Power, Industrial and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, and the Civil segment.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros Group, Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 5— “Business Combinations”.

Joint Ventures —  We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which is engineering and constructing a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018.

We owned a 50% interest in the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”), which engineered and constructed a gas-fired power generation facility in Southern California, and its operations were included as part of the Power segment. As a result of determining that we were the primary beneficiary of the VIE, the results of the Wilmington joint venture were consolidated in our financial statements. The project has been completed, the project warranty period expired, and dissolution of the joint venture was completed in the first quarter of 2019.

Financial information for the joint ventures is presented in Note 11 –  “Noncontrolling Interests”.

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2019, which contains our audited consolidated financial statements for the year ended December 31, 2018, have been omitted.

This First Quarter 2019 Report on Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 50% of total revenue; however, the group that comprises the top ten customers varies from year to year.

During the three months ended March 31, 2019, revenue generated by the top ten customers were approximately $324.7 million, which represented 49.1% of total revenue during the period. During the three months ended March 31, 2019, an electric utility customer represented 9.0%, and a midstream energy customer represented 6.3% of total revenue, respectively.

During the three months ended March 31, 2018, revenues generated by the top ten customers were approximately $261.7 million, which represented 51.9% of total revenues during the period. During the three months ended March 31, 2018, a California utility customer represented 9.3% of total revenues, and a state department of transportation customer represented 9.2% of total revenues.

At March 31, 2019, approximately 9.7% of our accounts receivable were due from one customer, and that customer provided 9.0% of our revenue for the three months ended March 31, 2019.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2019, the utility customer comprised approximately 9.0% of our total accounts receivable.  In addition to accounts receivable, there is approximately $36.0 million in unbilled revenue, net as of March 31, 2019. For the three months ended March 31, 2019, the customer accounted for approximately 5.5% of our total revenue. A portion of the accounts receivable balance is past due, but we do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

Note 3—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, with several clarifying updates. ASU 2016-02 requires recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU also requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, and requires a modified retrospective transition method where a company applies the new lease standard at (i) the beginning of the earliest period presented in the financial statements, or  (ii) the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. We adopted the new standard as of January 1, 2019 using the modified retrospective transition method and elected to apply the new lease standard at the adoption date.  See Note 16 — “Leases” for further details.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard on January 1, 2019, and it did not have an impact on our financial position, results of operations, or cash flows.

Recently issued accounting pronouncements not yet adopted

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2019:
Cash and cash equivalents	$73,985	$—	$—
Liabilities as of March 31, 2019:
Interest rate swap	$—	$4,276	$—

Assets as of December 31, 2018:
Cash and cash equivalents	$151,063	$—	$—
Liabilities as of December 31, 2018:
Interest rate swap	$—	$2,829	$—

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

Note 5 — Business Combinations

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

The tables below represent the purchase consideration and preliminary estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the second quarter of 2018 primarily relate to fair value adjustments to our acquired contracts, which resulted in an increase to contract liabilities of

$21.7 million. In addition, fair value adjustments to our acquired insurance liabilities and lease obligations reduced our liabilities assumed by approximately $9.3 million and $8.0 million, respectively. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $10.3 million since the second quarter of 2018. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

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

Purchase consideration (in thousands)
Total purchase consideration	$164,758
Less cash and restricted cash acquired	(54,138)
Net cash paid	110,620

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and restricted cash	$54,138
Accounts receivable	102,758
Contract assets	30,762
Other current assets	18,712
Property, plant and equipment	30,522
Intangible assets:
Customer relationships	47,500
Tradename	200
Deferred income taxes	24,915
Other non-current assets	2,261
Accounts payable and accrued liabilities	(114,141)
Contract liabilities	(66,037)
Other non-current liabilities	(20,868)
Total identifiable net assets	110,722
Goodwill	54,036
Total purchase consideration	$164,758

We separated the operations of Willbros among two of our existing segments, and created a new segment for the utility transmission and distribution operations called the Transmission segment. The oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence.  Goodwill also includes the value of the assembled workforce. We allocated $51.6 million of goodwill to the Transmission segment, $1.6 million to the Power segment, and $0.8 million to the Pipeline segment.  Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

As part of the Willbros acquisition, we acquired approximately $40.2 million of restricted cash that was pledged by Willbros to secure letters of credit. Subsequent to the acquisition, we issued new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of March 31, 2019, substantially all of the restricted cash had been released.

For the three months ended March 31, 2019, Willbros contributed revenue of $157.8 million and gross profit of $7.6 million.

Acquisition related costs were $1.7 million for the three months ended March 31, 2018, related to the acquisition of Willbros and are included in “Merger and related costs” on the Condensed Consolidated Statements of Income. Such costs primarily consisted of professional fees paid to advisors.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2018

The following pro forma information for the three months ended March 31, 2018 presents our results of operations as if the acquisitions of Willbros had occurred at the beginning of 2018.  The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

•	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisition;

•	the pro forma impact of interest expense relating to the acquisition; and

•	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 28.0% for the three months ended March 31, 2018.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the Willbros acquisition been completed on January 1, 2018.  For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition.

Three Months Ended
March 31, 2018
(unaudited)
Revenue	$705,099
Loss before provision for income taxes	$(2,120)
Net loss attributable to Primoris	$(4,027)

Weighted average common shares outstanding:
Basic	51,479
Diluted	51,747

Loss per share:
Basic	$(0.08)
Diluted	$(0.08)

Note 6—Revenue

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

As of March 31, 2019, we had $1.65 billion of remaining performance obligations. We expect to recognize approximately 64% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the first quarter of 2021.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2019, revenue recognized from performance obligations satisfied in previous periods was $6.5 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2019, we had approximately $73.5 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $68.8 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2019.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

•	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

•	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Unbilled revenue	$257,058	$249,577
Retention receivable	89,034	88,953
Contract materials (not yet installed)	20,343	25,715
	$366,435	$364,245

Contract assets increased by $2.2 million compared to December 31, 2018 due primarily to higher unbilled revenue, partially offset by a reduction in contract materials net yet installed.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred revenue	$188,146	$182,232
Accrued loss provision	5,948	7,307
	$194,094	$189,539

Contract liabilities increased by $4.6 million compared to December 31, 2018 primarily due to an increase in deferred revenue, partially offset by a reduction in the accrued loss provision.

Revenue recognized for the three months ended March 31, 2019, that was included in the contract liability balance at December 31, 2018 was approximately $123.8 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2019
Segment	MSA	Non-MSA	Total
Power	$49,195	$96,188	$145,383
Pipeline	21,849	112,965	134,814
Utilities	119,462	26,744	146,206
Transmission	101,723	16,720	118,443
Civil	650	116,062	116,712
Total	$292,879	$368,679	$661,558

	For the three months ended March 31, 2018
Segment	MSA	Non-MSA	Total
Power	$19,398	$147,157	$166,555
Pipeline	7,280	50,303	57,583
Utilities	119,767	46,943	166,710
Transmission	—	—	—
Civil	—	113,271	113,271
Total	$146,445	$357,674	$504,119

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$75,143	$6,613	$63,627	$145,383
Pipeline	17,227	374	117,213	134,814
Utilities	22,767	67,878	55,561	146,206
Transmission	8,463	105,841	4,139	118,443
Civil	22,685	78,494	15,533	116,712
Total	$146,285	$259,200	$256,073	$661,558

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$116,655	$11,112	$38,788	$166,555
Pipeline	12,520	18,645	26,418	57,583
Utilities	64,064	66,751	35,895	166,710
Transmission	—	—	—	—
Civil	9,643	87,080	16,548	113,271
Total	$202,882	$183,588	$117,649	$504,119

(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the three months ended March 31, 2019 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2019	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159
Adjustments to identifiable assets acquired and liabilities assumed	36	19	—	1,196	—	1,251
Balance at March 31, 2019	$25,969	$52,304	$37,312	$51,675	$40,150	$207,410

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		March 31, 2019			December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$31,390	$(26,040)	$5,350	$31,390	$(25,156)	$6,234
Customer relationships	16 years	97,400	(25,012)	72,388	97,400	(23,079)	74,321
Non-compete agreements	5 years	1,900	(1,295)	605	1,900	(1,387)	513
Other	3 years	275	(168)	107	275	(145)	130
Total	15 years	$130,965	$(52,515)	$78,450	$130,965	$(49,767)	$81,198

Amortization expense of intangible assets was $2.7 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2019 (remaining nine months)	$8,624
2020	8,814
2021	7,577
2022	6,416
2023	5,581
Thereafter	41,438
$78,450

Note 8—Accounts Payable and Accrued Liabilities

At March 31, 2019 and December 31, 2018, accounts payable included retention amounts of approximately $9.6 million and $13.2 million, respectively.  These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related employee benefits	$62,985	$60,509
Current operating lease liability	53,835	—
Insurance, including self-insurance reserves	31,835	41,379
Corporate income taxes and other taxes	5,131	5,040
Other	12,137	10,599
	$165,923	$117,527

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loan	$211,750	$214,500
Revolving credit facility	—	—
Commercial equipment notes	136,409	127,458
Mortgage notes	26,933	27,200
Total debt	375,092	369,158
Unamortized debt issuance costs	(947)	(1,001)
Total debt, net	$374,145	$368,157
Less: current portion	(66,872)	(62,488)
Long-term debt, net of current portion	$307,273	$305,669

The weighted average interest rate on total debt outstanding at March 31, 2019 and December 31, 2018 was 3.9% and 4.1%, respectively.

Credit Agreement

Our credit agreement consists of a $220.0 million term loan and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The credit agreement also includes an accordion feature that would allow us to increase the borrowing capacity thereunder by $75.0 million, subject to obtaining additional or increased lender commitments. The maturity date of the credit agreement is July 9, 2023. At March 31, 2019, letters of credit outstanding were $52.0 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $148.0 million at March 31, 2019.

The credit agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the credit agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at March 31, 2019.

Canadian Credit Facility

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  At March 31, 2019, commercial letters of credit outstanding were $0.2 in Canadian dollars, and the available borrowing capacity was $3.8 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary.  At March 31, 2019, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates.  To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of March 31, 2019, and December 31, 2018, our outstanding interest rate swap agreement contained a notional amount of $158.8 million and $160.9 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		Liability Derivatives
		March 31,	December 31,
	Balance Sheet Location	2019	2018
Interest rate swap	Other long-term liabilities	$4,276	$2,829
Total derivatives		$4,276	$2,829

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Location of Loss Recognized	March 31,
	on Derivatives	2019	2018
Interest rate swap	Interest expense	$1,596	$—

Cash flows from derivatives settled are reported as cash flows from operating activities.

Note 11 — Noncontrolling Interests

We own a 50% interest in the Carlsbad joint venture and we owned a 50% interest in the Wilmington joint venture, each of which operates in the Power segment. Both joint ventures have been determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

Each joint venture is a partnership, and consequently, only the tax effect of our share of the income was recognized by us.  The net assets of the joint ventures are restricted for use by the specific project and are not available for our general operations.

Carlsbad Joint Venture

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$4,024	$41,820
Net income attributable to noncontrolling interests	$989	$3,114

The Carlsbad joint venture made no distributions to the partners and we made no capital contributions to the Carlsbad joint venture during the three months ended March 31, 2019 and 2018. The project was substantially complete as of December 31, 2018.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2019	2018
Cash	$9,213	$3,117
Accounts receivable	$1,028	$4,451
Contract assets	$300	$8,158
Accounts payable	$431	$2,279
Contract liabilities	$1,903	$5,946
Due to Primoris	$708	$1,979

Wilmington Joint Venture

The Wilmington joint venture’s operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$1,484
Net income attributable to noncontrolling interests	$—	$414

The project has been completed, the project warranty period has expired, and the dissolution of the joint venture was completed in the first quarter of 2019. The Wilmington joint venture made a final immaterial distribution to the noncontrolling interest and to us during the three months ended March 31, 2019. No distributions were made during the three months ended March 31, 2018. In addition, we did not make any capital contributions to the Wilmington joint venture during the three months ended March 31, 2019 and 2018. The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture were included in our Condensed Consolidated Balance Sheet and were immaterial at December 31, 2018.

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the Carlsbad and Wilmington joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At March 31, 2019	Amounts	Amounts
Cash	$9,213	$73,985
Accounts receivable	$1,028	$397,786
Contract assets	$300	$366,435
Accounts payable	$431	$190,244
Contract liabilities	$1,903	$194,094

At December 31, 2018
Cash	$3,127	$151,063
Accounts receivable	$4,451	$372,695
Contract assets	$8,158	$364,245
Accounts payable	$2,279	$249,217
Contract liabilities	$5,946	$189,539

Note 12—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 398,927 Restricted Stock Units (“Units”), net of forfeitures to employees under the Equity Plan.  The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee.  The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At March 31, 2019, a total of 203,403 Units were vested.  The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019 (remaining nine months)	55,945
2020	11,067
2021	122,649
2022	3,522
2023	2,341
195,524

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant.  Stock compensation expense for the Units is being amortized using the straight-line method over the service period.  We recognized $0.5 million and $0.2 million in compensation expense for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, approximately $3.0 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.5 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units.  At March 31, 2019, a total of 5,727 Dividend Equivalent Units were accrued.

Note 13—Income Taxes

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the three months ended March 31, 2019 and 2018 was 21.3% and 4.8%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the three months ended March 31, 2019 and 2018 was 29.0% and 23.5%, respectively. For the first three months of 2019, our tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first three months of 2018, our tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses.

Our U.S. federal income tax returns are generally no longer subject to examination for tax years before 2015. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2013.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting bases and tax bases of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income, the length of the tax asset carryforward periods, and tax planning strategies. The effects of remeasurement of deferred tax assets and liabilities resulting from changes in tax rates are recognized in income in the period of enactment.

Note 14—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060
November 2, 2018	December 31, 2018	January 15, 2019	$0.060
February 26, 2019	March 29, 2019	April 15, 2019	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Primoris	$1,947	$688

Denominator:
Weighted average shares for computation of basic earnings per share	50,770	51,479
Dilutive effect of shares issued to independent directors	8	6
Dilutive effect of restricted stock units (1)	410	262
Weighted average shares for computation of diluted earnings per share	51,188	51,747

Earnings per share attributable to Primoris:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 15—Stockholders’ Equity

Common stock

We issued 114,106 and 71,757 shares of common stock in the three months ended March 31, 2019 and 2018, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $1.8 million and $1.5 million in the three months ended March 31, 2019 and 2018, respectively. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2019 were for bonus amounts earned in 2018, and the number of shares was calculated at 75% of the average daily closing market price during December 2018. The shares purchased in the three months ended March 31, 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing market price of December 2017.

In the three months ended March 31, 2019 and 2018, we issued 13,278 and 10,062 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 12 — “Stock–Based Compensation”, as of March 31, 2019, the Board of Directors has granted a total of 398,927 shares of Units, net of forfeitures under the Equity Plan and these Units have accrued 5,727 Dividend Equivalent Units.

Note 16—Leases

We lease administrative and fabrication facilities, which are generally longer-term, project specific facilities or yards, and construction equipment under non-cancelable operating leases. On January 1, 2019, we adopted ASC 842, “Leases” using the modified retrospective method and elected to apply the new lease standard at the adoption date. The cumulative impact of adopting ASC 842 was immaterial and did not require an adjustment to retained earnings. In adopting ASC 842, we changed our accounting policy for leases. Under the modified retrospective method, results for periods prior to January 1, 2019, are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840, “Leases”.

We elected certain transition practical expedients permitted with the new standard, which among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also made an accounting policy election in which leases with an initial term of 12 months or less are not recorded on the balance sheet and lease payments are recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Operating leases are included in operating lease assets, accrued liabilities, and noncurrent operating lease liabilities on our Condensed Consolidated Balance Sheets.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. In determining our lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease expense from minimum lease payments is recognized on a straight-line basis over the lease term.

Our leases have remaining lease terms that expire at various dates through 2029, some of which may include options to extend the leases for up to 5 years. The exercise of lease extensions is at our sole discretion. Periodically, we sublease excess facility space, but any sublease income is generally not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2019		2018 (1)
Operating lease expense	$16,513	(1)	$6,832	(2)

________________________________________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
(2)	Reported in accordance with our historical accounting under ASC 840, “Leases”.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheet as follows (in thousands):

March 31,
2019
Accrued liabilities	$53,835
Noncurrent operating lease liabilities	104,039
$157,874

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2019 (remaining nine months)	$47,682
2020	49,169
2021	33,352
2022	18,339
2023	10,424
Thereafter	13,509
Total lease payments	$172,475
Less imputed interest	(14,601)
Total	$157,874

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,996
Weighted-average remaining lease term on operating leases (years)	3.89
Weighted-average discount rate on operating leases	4.51%

Note 17—Commitments and Contingencies

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will pay a third-party contractor approved by the NTTA to complete the remediation. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the three months ended March 31, 2019, we increased our liability by $0.6 million. We also spent $1.5 million for remediation during the three months ended March 31, 2019. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At March 31, 2019, the remaining accrual balance was $17.6 million.

Legal proceedings —We are subject to other claims and legal proceedings arising out of our business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or probable but not reasonably estimable, we do not accrue for a potential litigation loss.

Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to such claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flow.

Bonding — At March 31, 2019 and December 31, 2018, the Company had bid and completion bonds issued and outstanding totaling approximately $490.0 million and $554.9 million, respectively.

Note 18—Reportable Segments

We segregate our business into five reportable segments: the Power segment, the Pipeline segment, the Utilities segment, the Transmission segment, and the Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

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

The Utilities segment operates primarily in California, the Midwest, and the Southeast regions of the United States and specializes in a range of services, including gas utility line installation and maintenance, gas distribution, streetlight construction, substation work, and fiber optic cable installation.

The Transmission segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in a range of services in electric transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair, and restoration of utility infrastructure.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenue and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
	2019		2018
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$145,383	22.0%	$166,555	33.0%
Pipeline	134,814	20.4%	57,583	11.4%
Utilities	146,206	22.1%	166,710	33.1%
Transmission	118,443	17.9%	—	—
Civil	116,712	17.6%	113,271	22.5%
Total	$661,558	100.0%	$504,119	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$20,198	13.9%	$24,071	14.5%
Pipeline	15,016	11.1%	7,891	13.7%
Utilities	8,241	5.6%	9,051	5.4%
Transmission	6,628	5.6%	—	—
Civil	2,377	2.0%	3,547	3.1%
Total	$52,460	7.9%	$44,560	8.8%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2019 and at December 31, 2018 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.6% and 1.0% generated from sources outside of the United States during the three months ended March 31, 2019 and 2018, respectively, principally in Canada. At March 31, 2019 and December 31, 2018, approximately 3.2% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend

On May 3, 2019, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of June 28, 2019, payable on or about July 15, 2019.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (“First Quarter 2019 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2019 Report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2019 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2019 Report and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our reportable segments include the Power, Industrial, and Engineering (“Power”) segment, the Pipeline and Underground (“Pipeline”) segment, the Utilities and Distribution (“Utilities”) segment, the Transmission and Distribution (“Transmission”) segment, and the Civil segment.  See Note 18 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

On June 1, 2018, we acquired Willbros Group Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which is engineering and constructing a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018.

We owned a 50% interest in the “ARB Inc. & B&M Engineering Co.” joint venture (“Wilmington”), which engineered and constructed a gas-fired power generation facility in Southern California, and its operations were included as part of the Power segment. As a result of determining that we were the primary beneficiary of the VIE, the results of the Wilmington joint venture were consolidated in our financial statements. The project has been completed, the project warranty period expired, and dissolution of the joint venture was completed in the first quarter of 2019.

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

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2019, the utility customer comprised approximately 9.0% of our total accounts receivable.  In addition to accounts receivable, there is approximately $36.0 million in unbilled revenue, net as of March 31, 2019. For the three months ended March 31, 2019, the customer accounted for approximately 5.5% of our total revenue. A portion of the accounts receivable balance is past due, but we do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies are described in our Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies since December 31, 2018.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2019 to the three months ended March 31, 2018.

Revenue

Revenue was $661.6 million for the three months ended March 31, 2019, an increase of $157.4 million, or 31.2%, compared to the same period in 2018. The increase was primarily due to incremental revenue from the Willbros acquisition ($157.8 million) and organic growth in the Pipeline segment. The overall increase was partially offset by lower revenue in our Power and Utilities segments.

Gross Profit

Gross profit was $52.5 million for the three months ended March 31, 2019, an increase of $7.9 million, or 17.7%, compared to the same period in 2018.  The increase was primarily due to revenue growth. Incremental gross profit in the three months ended March 31, 2019 from the Willbros acquisition totaled $7.6 million. Gross profit as a percentage of revenue decreased to 7.9% in the three months ended March 31, 2019 from 8.8% in the same period in 2018 due primarily to unfavorable weather conditions with a West Texas pipeline project in 2019 and strong performance on our Carlsbad joint venture project in 2018.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $42.9 million during the three months ended March 31, 2019, an increase of $6.0 million, or 16.2%, compared to the first quarter of 2018 primarily due to $7.2 million of incremental expense from the Willbros acquisition. The overall increase was partially offset by a $0.7 million reduction in compensation related expenses, including discretionary incentive compensation. SG&A expense as a percentage of revenue decreased to 6.5% compared to 7.3% for the corresponding period in 2018 due to increased revenue.

Merger and related costs

No merger and related costs were incurred for the three months ended March 31, 2019, compared to $1.7 million that was incurred for the three months ended March 31, 2018, which consisted primarily of professional fees paid to advisors associated with the acquisition of Willbros.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Foreign exchange (loss) gain	$(185)	$257
Other income (expense), net	(370)	(12)
Interest income	349	272
Interest expense	(5,592)	(1,998)
Total other income (expense)	$(5,798)	$(1,481)

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense for the three months ended March 31, 2019 increased compared to the same period in 2018 due to higher average debt balances and weighted average interest rates in 2019 and a $1.4 million unrealized loss on the change in the fair value of our interest rate swap agreement in 2019.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the three months ended March 31, 2019.  The rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2019 of $0.8 million compared to $0.2 million for the three months ended March 31, 2018. The $0.6 million increase in income tax expense was primarily driven by a $1.8 million increase in pre-tax income (excluding noncontrolling interests).

Segment results

Power Segment

Revenue and gross profit for the Power segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$145,383		$166,555
Gross profit	$20,198	13.9%	$24,071	14.5%

Revenue decreased by $21.2 million, or 12.7%, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease is primarily due to the substantial completion of our Carlsbad joint venture project and a Mid-Atlantic power plant expansion project in 2018 ($49.1 million combined), partially offset by incremental revenue from the acquisition of Willbros in the second quarter of 2018 ($25.8 million).

Gross profit for the three months ended March 31, 2019, decreased by $3.9 million, or 16.1% compared to the same period in 2018.  The decrease is primarily due to lower revenue and slightly lower margins. Gross profit as a percentage of revenue decreased to 13.9% during the three months ended March 31, 2019, compared to 14.5% in the same period in 2018 primarily due to a strong performance and favorable margins realized by our Carlsbad joint venture and Mid-Atlantic power plant expansion projects in 2018.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$134,814		$57,583
Gross profit	$15,016	11.1%	$7,891	13.7%

Revenue increased by $77.2 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to progress on major pipeline projects in the Mid-Atlantic and West Texas that began in 2018 ($47.6 million combined), increased pipeline maintenance activity ($45.4 million) and incremental revenue from the acquisition of Willbros in the second quarter of 2018 ($6.3 million). The increases were partially offset by the completion of pipeline projects in Florida, the Northeast, and the Northwest in 2018.

Gross profit for the three months ended March 31, 2019 increased by $7.1 million compared to the same period in 2018 due to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 11.1% during the three months ended March 31, 2019, compared to 13.7% in the same period in 2018 primarily due to higher costs in 2019 on a West Texas pipeline project driven by unfavorable weather conditions.

Utilities Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$146,206		$166,710
Gross profit	$8,241	5.6%	$9,051	5.4%

Revenue decreased by $20.5 million, or 12.3%, for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to decreased activity with two major utility customers in California ($15.7 million combined) and lower activity with a refining customer.

Gross profit for the three months ended March 31, 2019 decreased by $0.8 million, or 8.9%, compared to the same period in 2018. The decrease is primarily due to lower revenue. Gross profit as a percent of revenue during the three months ended March 31, 2019, was comparable to the same period in 2018.

Transmission Segment

Revenue and gross profit for the Transmission segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$118,443		$—
Gross profit	$6,628	5.6%	$—	—

The Transmission segment was created in connection with the acquisition of Willbros in the second quarter of 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$116,712		$113,271
Gross profit	$2,377	2.0%	$3,547	3.1%

Revenue increased by $3.4 million, or 3.0%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to an ethylene plant project that began in 2018 ($12.7 million) and higher Louisiana DOT volumes, partially offset by lower Texas DOT and Arkansas DOT volumes.

Gross profit decreased by $1.2 million, or 33.0%, for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to increases from expected claim recovery for the Belton area jobs in 2018. Gross profit as a percentage of revenue decreased to 2.0% during the three months ended March 31, 2019, compared to 3.1% in the same period in 2018 due primarily to the reason noted above.

Revenue at the five Belton area projects was $16.0 million for the three months ended March 31, 2019, representing 13.7% of total Civil revenue. Revenue for which no margin was recognized was $5.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, four Belton area jobs were in a loss position and reported ($1.7) million gross profit. Two of the Belton area jobs in a loss position were completed during 2017, and the two remaining loss jobs are scheduled to be completed in 2019. At March 31, 2019, the accrued loss provision for the two open loss jobs was $0.4 million and estimated remaining revenue for the jobs was $4.0 million. The remaining Belton area job is not in a loss position and contributed $0.2 million gross profit during the three months ended March 31, 2019. At March 31, 2019, estimated remaining revenue for the remaining Belton area job was $15.6 million, with completion scheduled for 2019.

At March 31, 2019, we had approximately $42.9 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects. Approximately $41.8 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2019.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.6% generated from sources outside of the United States during the three months ended March 31, 2019, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2018 and March 31, 2019 and the changes in Fixed Backlog for the three months ended March 31, 2019 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Three Months
	December 31,	Additions to	Recognized from	March 31,			Non-Fixed			ended March 31,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Power	$245.3	$271.6	$96.2	$420.7			$49.2			$145.4
Pipeline	672.5	58.0	112.9	617.6			21.9			134.8
Utilities	31.1	33.3	26.7	37.7			119.5			146.2
Transmission	21.5	22.3	16.7	27.1			101.8			118.5
Civil	505.6	58.7	113.6	450.7			3.1			116.7
Total	$1,476.0	$443.9	$366.1	$1,553.8			$295.5			$661.6

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At March 31, 2019, our total Fixed Backlog was $1.55 billion, representing an increase of $77.8 million, or 5.3%, compared to $1.48 billion at December 31, 2018.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2018	2019
First Quarter	$146.4	$292.9
Second Quarter	$238.7
Third Quarter	$390.4
Fourth Quarter	$353.1

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2019 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2019
Power	$137.1
Pipeline	41.9
Utilities	764.6
Transmission	441.8
Civil	0.8
Total	$1,386.2

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Power	$379.3	$387.2	$358.7	$367.1	$557.8
Pipeline	788.6	910.3	868.6	702.8	659.5
Utilities	840.8	683.4	698.0	789.3	802.3
Transmission	—	325.9	341.1	394.9	468.9
Civil	597.2	527.2	440.2	505.6	451.5
Total	$2,605.9	$2,834.0	$2,706.6	$2,759.7	$2,940.0

We expect that during the next four quarters, we will recognize as revenue approximately 80% of the total backlog at March 31, 2019, comprised of backlog of approximately: 86% of the Power segment; 41% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 73% of the Civil segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan.  Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow.  If needed, we have availability under our lines of credit to augment liquidity needs. At March 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $52.0 million, and available borrowing capacity was $148.0 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis.  We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $74.0 million at March 31, 2019 compared to $151.1 million at December 31, 2018. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $9.2 million and $3.1 million as of March 31, 2019 and December 31, 2018, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the three months ended March 31, 2019, we spent approximately $14.4 million for capital expenditures, which included $9.0 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $26.1 million.  Capital expenditures for the remaining nine months of 2019 are expected to total between $70.0 million and $75.0 million.

Cash Flows

Cash flows during the three months ended March 31, 2019 and 2018 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Change in cash:
Net cash (used in) provided by operating activities	$(72,096)	$3,660
Net cash used in investing activities	(9,979)	(25,391)
Net cash provided by (used in) financing activities	4,670	(14,482)
Effect of exchange rate changes	327	—
Net change in cash and cash equivalents	$(77,078)	$(36,213)

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three months ended
	March 31,
	2019	2018	Change
Operating Activities:
Net income	$2,936	$4,216	$(1,280)
Depreciation and amortization	21,700	16,792	4,908
Changes in assets and liabilities	(95,082)	(16,499)	(78,583)
Other	(1,650)	(849)	(801)
Net cash (used in) provided by operating activities	$(72,096)	$3,660	$(75,756)

Net cash used in operating activities for the three months ended March 31, 2019 was $72.1 million compared to cash provided by operating activities of $3.7 million for the three months ended March 31, 2018.  The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $95.1 million change in assets and liabilities for the three months ended March 31, 2019 are summarized as follows:

•	Accounts payable and accrued liabilities decreased by $68.9 million from December 31, 2018, due to the timing of payments; and

•

Accounts receivable increased by $24.7 million from December 31, 2018, due primarily to an increase in revenue and an increase from the delay in payments from one of our utility customers while they go through bankruptcy proceedings. We continue to maintain an excellent collection history, and we have certain lien rights that can provide additional security for collections, if necessary.

Investing activities

For the three months ended March 31, 2019, we used $10.0 million in cash from investing activities compared to $25.4 million for the three months ended March 31, 2018.

During the three months ended March 31, 2019, we purchased property and equipment for $14.4 million in cash compared to $19.1 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid in its entirety on June 1, 2018.

Financing activities

Financing activities provided cash of $4.7 million for the three months ended March 31, 2019, which was primarily due to the following:

•	Proceeds from the issuance of debt secured by our equipment of $23.1 million;
•	Repayment of long-term debt of $17.2 million;
•	Dividend payments to our stockholders of $3.0 million;
•	Proceeds of $1.8 million from the issuance of 114,106 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Financing activities used cash of $14.5 million for the three months ended March 31, 2018, which was due to the following:

•	Repayment of long-term debt of $12.9 million;
•	Dividend payments to our stockholders of $3.1 million; and
•	Proceeds of $1.5 million from the issuance of 71,757 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2019 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 15 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2019 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs.  The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

•

At March 31, 2019, we had letters of credit outstanding of $52.2 million under the terms of our credit agreements.  These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program.  In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility.  If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2019 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

•

In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2019, we had $490.0 million in outstanding bonds.  As of the date of this First Quarter 2019 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

•

Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans.  For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants.  The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan.  The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”.  We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

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

Interest rate risk. Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2019, $158.8 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2019, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2019, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2019.

Part II. Other Information

Item 1.  Legal Proceedings

The information required for this item is provided in Note 17 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Employment Agreement dated April 1, 2019, by and between Primoris Services Corporation and John F. Moreno, Jr. (*) (#)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)Filed herewith.

(**) Furnished herewith.

(#)Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 6, 2019	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)