Form 10-Q
period 2019-06-30
Primoris Services Corp
filed 2019-08-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                      .

Commission file number 001-34145

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ⌧	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ⌧

At August 5, 2019, 50,982,098 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$54,114	$151,063
Accounts receivable, net	472,946	372,695
Contract assets	415,142	364,245
Prepaid expenses and other current assets	30,142	36,444
Total current assets	972,344	924,447
Property and equipment, net	377,147	375,884
Operating lease assets	179,000	—
Deferred tax assets	903	1,457
Intangible assets, net	75,516	81,198
Goodwill	215,103	206,159
Other long-term assets	5,198	5,002
Total assets	$1,825,211	$1,594,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,263	$249,217
Contract liabilities	197,785	189,539
Accrued liabilities	203,235	117,527
Dividends payable	3,058	3,043
Current portion of long-term debt	64,651	62,488
Total current liabilities	686,992	621,814
Long-term debt, net of current portion	347,397	305,669
Noncurrent operating lease liabilities, net of current portion	124,894	—
Deferred tax liabilities	3,610	8,166
Other long-term liabilities	41,453	51,515
Total liabilities	1,204,346	987,164
Commitments and contingencies (See Note 17)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 50,965,221 and 51,715,518 issued and outstanding at June 30, 2019 and December 31, 2018	5	5
Additional paid-in capital	146,064	144,048
Retained earnings	474,684	461,075
Accumulated other comprehensive loss	(172)	(908)
Noncontrolling interest	284	2,763
Total stockholders’ equity	620,865	606,983
Total liabilities and stockholders’ equity	$1,825,211	$1,594,147

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$789,929	$648,787	$1,451,487	$1,152,906
Cost of revenue	709,398	577,368	1,318,496	1,036,927
Gross profit	80,531	71,419	132,991	115,979
Selling, general and administrative expenses	48,719	43,489	91,650	80,445
Merger and related costs	—	7,668	—	9,363
Operating income	31,812	20,262	41,341	26,171
Other income (expense):
Foreign exchange (loss) gain	(403)	1,256	(588)	1,513
Other income (expense), net	177	(771)	(193)	(783)
Interest income	219	340	568	612
Interest expense	(6,716)	(3,191)	(12,308)	(5,189)
Income before provision for income taxes	25,089	17,896	28,820	22,324
Provision for income taxes	(7,265)	(3,705)	(8,060)	(3,917)
Net income	17,824	14,191	20,760	18,407

Less net income attributable to noncontrolling interests	(37)	(2,476)	(1,026)	(6,004)

Net income attributable to Primoris	$17,787	$11,715	$19,734	$12,403

Dividends per common share	$0.060	$0.060	$0.120	$0.120

Earnings per share:
Basic	$0.35	$0.23	$0.39	$0.24
Diluted	$0.35	$0.23	$0.39	$0.24
Weighted average common shares outstanding:
Basic	50,912	51,531	50,841	51,505
Diluted	51,228	51,793	51,208	51,770

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$17,824	$14,191	$20,760	$18,407
Other comprehensive income, net of tax:
Foreign currency translation adjustments	362	377	736	377
Comprehensive income	18,186	14,568	21,496	18,784
Less net income attributable to noncontrolling interests	(37)	(2,476)	(1,026)	(6,004)
Comprehensive income attributable to Primoris	$18,149	$12,092	$20,470	$12,780

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075		$(908)	$2,763	$606,983
Net income	—	—	—	1,947		—	989	2,936
Foreign currency translation adjustments, net of tax	—	—	—	—		374	—	374
Issuance of shares to employees and directors	127,384	—	2,661	—		—	—	2,661
Amortization of Restricted Stock Units	—	—	487	—		—	—	487
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)		—	—	—
Distribution of noncontrolling entities	—	—	—	—		—	(5)	(5)
Dividends declared ($0.06 per share)	—	—	—	(3,051)		—	—	(3,051)
Balance, March 31, 2019	50,842,902	$5	$147,208	$459,959		$(534.0)	$3,747	$610,385
Net income	—	—	—	17,787		—	37	17,824
Foreign currency translation adjustments, net of tax	—	—	—	—		362	—	362
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—		—	—	(1,519)
Amortization of Restricted Stock Units	—	—	371	—		—	—	371
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—	—
Distribution of noncontrolling entities	—	—	—	—		—	(3,500)	(3,500)
Dividends declared ($0.06 per share)	—	—	—	(3,058)		—	—	(3,058)
Balance, June 30, 2019	50,965,221	$5	$146,064	$474,684		$(172)	$284	$620,865

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
			Additional		Other	Non		Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interest	0	Equity
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$—	$5,715		$562,183
Net income	—	—	—	688	—	3,528		4,216
Issuance of shares to employees and directors	81,819	—	1,974	—	—	—		1,974
Amortization of Restricted Stock Units	—	—	215	—	—	—		215
Dividend equivalent Units accrued - Restricted Stock Units	—	—	10	(10)	—	—		—
Dividends declared ($0.06 per share)	—	—	—	(3,092)	—	—		(3,092)
Balance, March 31, 2018	51,530,572	$5	$162,701	$393,547	$—	$9,243		$565,496
Net income	—	—	—	11,715	—	2,476		14,191
Foreign currency translation adjustments, net of tax	—	—	—	—	377	—		377
Amortization of Restricted Stock Units	—	—	215	—	—	—		215
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)	—	—		—
Dividends declared ($0.06 per share)	—	—	—	(3,092)	—	—		(3,092)
Balance, June 30, 2018	51,530,572	$5	$162,928	$402,158	$377	$11,719		$577,187

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$20,760	$18,407
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation	37,710	30,014
Amortization of intangible assets	5,682	5,161
Stock-based compensation expense	858	430
Gain on sale of property and equipment	(4,713)	(1,580)
Other non-cash items	160	68
Changes in assets and liabilities:
Accounts receivable	(97,964)	18,331
Contract assets	(51,048)	(64,074)
Other current assets	5,309	(6,036)
Other long-term assets	(137)	(499)
Accounts payable	(31,405)	2,115
Contract liabilities	4,205	(18,220)
Operating lease assets and liabilities, net	(918)	—
Accrued liabilities	13,481	13,647
Other long-term liabilities	1,496	1,520
Net cash used in operating activities	(96,524)	(716)
Cash flows from investing activities:
Purchase of property and equipment	(56,907)	(46,107)
Issuance of a note receivable	—	(15,000)
Proceeds from a note receivable	—	15,000
Proceeds from sale of property and equipment	21,196	5,811
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(111,030)
Net cash used in investing activities	(35,711)	(151,326)
Cash flows from financing activities:
Borrowings under revolving line of credit	140,000	170,000
Payments on revolving line of credit	(85,000)	—
Proceeds from issuance of long-term debt	23,105	19,467
Repayment of long-term debt	(34,320)	(28,001)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,804	1,498
Payment of taxes on conversion of Restricted Stock Units	(1,519)	—
Cash distribution to noncontrolling interest holders	(3,505)	—
Dividends paid	(6,094)	(6,179)
Other	(39)	(47)
Net cash provided by financing activities	34,432	156,738
Effect of exchange rate changes on cash and cash equivalents	854	(185)
Net change in cash and cash equivalents	(96,949)	4,511
Cash and cash equivalents at beginning of the period	151,063	170,385
Cash and cash equivalents at end of the period	$54,114	$174,896

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash paid for interest	$7,955	$4,191
Cash (received) paid for income taxes, net	$(9,599)	$3,610
Leased assets obtained in exchange for new operating leases	$51,060	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Dividends declared and not yet paid	$3,058	$3,092

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros Group, Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 5— “Business Combinations”.

Joint Ventures — We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which engineered and constructed a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2019, which contains our audited consolidated financial statements for the year ended December 31, 2018, have been omitted.

This Second Quarter 2019 Report on Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

During the three and six months ended June 30, 2019, revenue generated by the top ten customers was approximately $372.4 million and $696.5 million, respectively, which represented 47.1% and 48.0%, respectively of total revenue during the period. During the three and six months ended June 30, 2019, a Midwest utility customer represented 8.0% and 6.7% of total revenue, respectively, and an electric utility customer represented 7.6% and 8.3% of total revenue, respectively.

During the three and six months ended June 30, 2018, revenue generated by the top ten customers was approximately $322.6 million and $581.6 million, respectively, which represented 50.4% and 49.7%, respectively, of total revenue during the period. During the three and six months ended June 30, 2018, a state department of transportation customer represented 9.4% and 9.3% of total revenue, respectively, and a California utility customer represented 8.7% and 9.0% of total revenue, respectively.

At June 30, 2019, approximately 8.7% of our accounts receivable was due from one customer, and that customer provided 8.3% of our revenue for the six months ended June 30, 2019.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2019, the utility customer comprised approximately 14.0% of our total accounts receivable. In addition to accounts receivable, there is approximately $15.8 million in unbilled revenue, net as of June 30, 2019. For the three and six months ended June 30, 2019, the customer accounted for approximately 5.9% and 5.7%, respectively, of our total revenue. A portion of the accounts receivable balance is past due, but we do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Based on our historical experience, we do not currently expect this ASU to have a material impact on our estimate of the allowance for uncollectable accounts.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates certain disclosure requirements for recurring and nonrecurring fair value measurements. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We do not expect the adoption of this ASU to have a material impact on our disclosures.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2019:
Cash and cash equivalents	$54,114	$—	$—
Contingent consideration	$—	$—	$938
Liabilities as of June 30, 2019:
Interest rate swap	$—	$7,023	$—

Assets as of December 31, 2018:
Cash and cash equivalents	$151,063	$—	$—
Liabilities as of December 31, 2018:
Interest rate swap	$—	$2,829	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting certain performance targets. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance targets to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement.

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

During the second quarter of 2019, we finalized the estimate of fair values of the assets acquired and liabilities assumed of Willbros. The tables below represent the purchase consideration and estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the second quarter of 2018 primarily relate to fair value adjustments to our acquired contracts, which resulted in an increase to contract liabilities of $23.7 million. In addition, fair value adjustments to our acquired lease obligations and insurance liabilities reduced our liabilities assumed by approximately $11.9 million and $6.0 million, respectively, and fair value adjustments to our acquired intangible assets decreased our assets acquired by $6.8 million. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $18.0 million since the second quarter of 2018. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

Purchase consideration (in thousands)
Total purchase consideration	$164,758
Less cash and restricted cash acquired	(54,138)
Net cash paid	110,620

Identifiable assets acquired and liabilities assumed (in thousands)
Cash and restricted cash	$54,138
Accounts receivable	103,186
Contract assets	30,762
Other current assets	18,255
Property, plant and equipment	30,522
Intangible assets:
Customer relationships	47,500
Tradename	200
Deferred income taxes	27,954
Other non-current assets	2,261
Accounts payable and accrued liabilities	(122,692)
Contract liabilities	(68,104)
Other non-current liabilities	(20,953)
Total identifiable net assets	103,029
Goodwill	61,729
Total purchase consideration	$164,758

We separated the operations of Willbros among two of our existing segments, and created a new segment for the utility transmission and distribution operations called the Transmission segment. The oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence. Goodwill also includes the value of the assembled workforce. We allocated $59.0 million of goodwill to the Transmission segment, $1.8 million to the Power segment, and $0.9 million to the Pipeline segment. Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

As part of the Willbros acquisition, we acquired approximately $40.2 million of restricted cash that was pledged by Willbros to secure letters of credit. Subsequent to the acquisition, we issued new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of June 30, 2019, substantially all of the restricted cash had been released.

For the three and six months ended June 30, 2019, Willbros contributed revenue of $182.3 million and $340.0 million, respectively, and gross profit of $14.4 million and $22.0 million, respectively . For the period June 1, 2018, the acquisition date, to June 30, 2018, Willbros contributed revenue of $61.0 million and gross profit of $6.8 million.

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

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2018

The following pro forma information for the three and six months ended June 30, 2018 presents our results of operations as if the acquisitions of Willbros had occurred at the beginning of 2018. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisition;

●	the pro forma impact of interest expense relating to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 28.0% for the three and six months ended June 30, 2018.

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(unaudited)	(unaudited)
Revenue	$774,018	$1,479,118
Income before provision for income taxes	$14,688	$12,569
Net income attributable to Primoris	$9,405	$5,379

Weighted average common shares outstanding:
Basic	51,531	51,505
Diluted	51,793	51,770

Earnings per share:
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

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

As of June 30, 2019, we had $1.93 billion of remaining performance obligations. We expect to recognize approximately 55% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the second quarter of 2021.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and six months ended June 30, 2019, revenue recognized from performance obligations satisfied in previous periods was $4.2 million and $10.7 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At June 30, 2019, we had approximately $84.1 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $79.3 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2019.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Unbilled revenue	$311,915	$249,577
Retention receivable	84,805	88,953
Contract materials (not yet installed)	18,422	25,715
	$415,142	$364,245

Contract assets increased by $50.9 million compared to December 31, 2018 due primarily to higher unbilled revenue, partially offset by a reduction in contract materials net yet installed.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred revenue	$192,772	$182,232
Accrued loss provision	5,013	7,307
	$197,785	$189,539

Contract liabilities increased by $8.2 million compared to December 31, 2018 primarily due to an increase in deferred revenue, partially offset by a reduction in the accrued loss provision.

Revenue recognized for the six months ended June 30, 2019, that was included in the contract liability balance at December 31, 2018 was approximately $135.1 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2019
Segment	MSA	Non-MSA	Total
Power	$43,689	$128,481	$172,170
Pipeline	20,153	117,090	137,243
Utilities	172,371	49,941	222,312
Transmission	110,875	24,479	135,354
Civil	1,225	121,625	122,850
Total	$348,313	$441,616	$789,929

	For the six months ended June 30, 2019
Segment	MSA	Non-MSA	Total
Power	$92,884	$224,669	$317,553
Pipeline	42,002	230,055	272,057
Utilities	291,833	76,685	368,518
Transmission	212,598	41,199	253,797
Civil	1,875	237,687	239,562
Total	$641,192	$810,295	$1,451,487

	For the three months ended June 30, 2018
Segment	MSA	Non-MSA	Total
Power	$22,672	$144,329	$167,001
Pipeline	12,213	78,392	90,605
Utilities	168,336	60,516	228,852
Transmission	35,517	6,937	42,454
Civil	—	119,875	119,875
Total	$238,738	$410,049	$648,787

	For the six months ended June 30, 2018
Segment	MSA	Non-MSA	Total
Power	$42,070	$291,486	$333,556
Pipeline	19,493	128,695	148,188
Utilities	288,103	107,459	395,562
Transmission	35,517	6,937	42,454
Civil	—	233,146	233,146
Total	$385,183	$767,723	$1,152,906

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$105,105	$4,042	$63,023	$172,170
Pipeline	14,109	10,130	113,004	137,243
Utilities	30,120	119,618	72,574	222,312
Transmission	14,251	115,679	5,424	135,354
Civil	19,001	83,905	19,944	122,850
Total	$182,586	$333,374	$273,969	$789,929
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$180,248	$10,655	$126,650	$317,553
Pipeline	31,336	10,504	230,217	272,057
Utilities	52,887	187,496	128,135	368,518
Transmission	22,714	221,520	9,563	253,797
Civil	41,686	162,399	35,477	239,562
Total	$328,871	$592,574	$530,042	$1,451,487
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$108,383	$14,532	$44,086	$167,001
Pipeline	28,102	31,678	30,825	90,605
Utilities	41,299	127,863	59,690	228,852
Transmission	8,000	25,457	8,997	42,454
Civil	14,780	92,132	12,963	119,875
Total	$200,564	$291,662	$156,561	$648,787
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$225,038	$25,644	$82,874	$333,556
Pipeline	40,622	50,323	57,243	148,188
Utilities	105,363	194,614	95,585	395,562
Transmission	8,000	25,457	8,997	42,454
Civil	24,423	179,212	29,511	233,146
Total	$403,446	$475,250	$274,210	$1,152,906
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the six months ended June 30, 2019 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2019	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159
Adjustments to identifiable assets acquired and liabilities assumed	261	130	—	8,553	—	8,944
Balance at June 30, 2019	$26,194	$52,415	$37,312	$59,032	$40,150	$215,103

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		June 30, 2019			December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$31,390	$(26,923)	$4,467	$31,390	$(25,156)	$6,234
Customer relationships	16 years	97,400	(26,945)	70,455	97,400	(23,079)	74,321
Non-compete agreements	5 years	1,900	(1,390)	510	1,900	(1,387)	513
Other	3 years	275	(191)	84	275	(145)	130
Total	15 years	$130,965	$(55,449)	$75,516	$130,965	$(49,767)	$81,198

Amortization expense of intangible assets was $3.0 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $5.7 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2019 (remaining six months)	$5,690
2020	8,814
2021	7,577
2022	6,416
2023	5,581
Thereafter	41,438
$75,516

Note 8—Accounts Payable and Accrued Liabilities

At June 30, 2019 and December 31, 2018, accounts payable included retention amounts of approximately $9.5 million and $13.2 million, respectively.  These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and related employee benefits	$78,630	$60,509
Current operating lease liability	59,371	—
Insurance, including self-insurance reserves	12,245	21,224
Corporate income taxes and other taxes	12,432	5,040
Other	40,557	30,754
	$203,235	$117,527

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loan	$209,000	$214,500
Revolving credit facility	55,000	—
Commercial equipment notes	122,279	127,458
Mortgage notes	26,663	27,200
Total debt	412,942	369,158
Unamortized debt issuance costs	(894)	(1,001)
Total debt, net	$412,048	$368,157
Less: current portion	(64,651)	(62,488)
Long-term debt, net of current portion	$347,397	$305,669

The weighted average interest rate on total debt outstanding at June 30, 2019 and December 31, 2018 was 4.2% and 4.1%, respectively.

Credit Agreement

Our credit agreement consists of a $220.0 million term loan and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The credit agreement also includes an accordion feature that would allow us to increase the borrowing capacity thereunder by $75.0 million, subject to obtaining additional or increased lender commitments. The maturity date of the credit agreement is July 9, 2023. At June 30, 2019, there was $55.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $41.4 million, and available borrowing capacity was $103.6 million.

The credit agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the credit agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at June 30, 2019.

Canadian Credit Facility

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  At June 30, 2019, commercial letters of credit outstanding were $0.2 in Canadian dollars, and the available borrowing capacity was $3.8 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary.  At June 30, 2019, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of June 30, 2019, and December 31, 2018, our outstanding interest rate swap agreement contained a notional amount of $156.8 million and $160.9 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		Liability Derivatives
		June 30,	December 31,
	Balance Sheet Location	2019	2018
Interest rate swap	Other long-term liabilities	$7,023	$2,829
Total derivatives		$7,023	$2,829

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of Loss Recognized	June 30,		June 30,
	on Derivatives	2019	2018	2019	2018
Interest rate swap	Interest expense	$2,912	$—	$4,508	$—

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

Carlsbad Joint Venture

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$227	$29,437	$4,251	$71,257
Net income attributable to noncontrolling interests	$37	$2,330	$1,026	$5,444

The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the three and six months ended June 30, 2019. No distributions were made during the six months ended June 30, 2018. In addition, we did not make any capital contributions to the Carlsbad joint venture during the six months ended June 30, 2019 and 2018. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2019	2018
Cash	$2,201	$3,117
Accounts receivable	$—	$4,451
Contract assets	$300	$8,158
Accounts payable	$—	$2,279
Contract liabilities	$1,676	$5,946
Due to Primoris	$251	$1,979

Wilmington Joint Venture

The Wilmington joint venture’s operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$437	$—	$1,921
Net income attributable to noncontrolling interests	$—	$146	$—	$560

The project has been completed, the project warranty period has expired, and the dissolution of the joint venture was completed in the first quarter of 2019. The Wilmington joint venture made a final immaterial distribution to the noncontrolling interest and to us during the first quarter of 2019. No distributions were made during the six months ended June 30, 2018. In addition, we did not make any capital contributions to the Wilmington joint venture during the six months ended June 30, 2019 and 2018. The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture were included in our Condensed Consolidated Balance Sheet and were immaterial at December 31, 2018.

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the Carlsbad and Wilmington joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At June 30, 2019	Amounts	Amounts
Cash	$2,201	$54,114
Accounts receivable	$—	$472,946
Contract assets	$300	$415,142
Accounts payable	$—	$218,263
Contract liabilities	$1,676	$197,785

At December 31, 2018
Cash	$3,127	$151,063
Accounts receivable	$4,451	$372,695
Contract assets	$8,158	$364,245
Accounts payable	$2,279	$249,217
Contract liabilities	$5,946	$189,539

Note 12—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 423,105 Restricted Stock Units (“Units”), net of forfeitures to employees under the Equity Plan. The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At June 30, 2019, a total of 254,955 Units were vested. The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019 (remaining six months)	4,393
2020	11,067
2021	122,649
2022	27,700
2023	2,341
168,150

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. We recognized $0.4 million and $0.2 million in compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, approximately $2.9 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.2 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At June 30, 2019, a total of 1,745 Dividend Equivalent Units were accrued.

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the six months ended June 30, 2019 and 2018 was 28.0% and 17.5%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the six months ended June 30, 2019 and 2018 was 29.0% and 24.0%, respectively. For the first six months of 2019, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first six months of 2018, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses.

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

Note 14—Dividends and Earnings Per Share

We have paid or declared cash dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060
November 2, 2018	December 31, 2018	January 15, 2019	$0.060
February 26, 2019	March 29, 2019	April 15, 2019	$0.060
May 3, 2019	June 28, 2019	July 15, 2019	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Primoris	$17,787	$11,715	$19,734	$12,403

Denominator:
Weighted average shares for computation of basic earnings per share	50,912	51,531	50,841	51,505
Dilutive effect of shares issued to independent directors	—	—	4	3
Dilutive effect of restricted stock units (1)	316	262	363	262
Weighted average shares for computation of diluted earnings per share	51,228	51,793	51,208	51,770

Earnings per share attributable to Primoris:
Basic	$0.35	$0.23	$0.39	$0.24
Diluted	$0.35	$0.23	$0.39	$0.24
(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 15—Stockholders’ Equity

Common stock

We issued 114,106 and 71,757 shares of common stock in the six months ended June 30, 2019 and 2018, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $1.8 million and $1.5 million in the six months ended June 30, 2019 and 2018, respectively. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2019 were for bonus amounts earned in 2018, and the number of shares was calculated at 75% of the average daily closing market price during December 2018. The shares purchased in the six months ended June 30, 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing market price of December 2017.

In February 2019 and 2018, we issued 13,278 and 10,062 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2019, a total of 122,319 Units, net of forfeitures for tax withholdings, were converted to common stock. There were no Units converted to common stock during the six months ended June 30, 2018.

As discussed in Note 12 — “Stock–Based Compensation”, as of June 30, 2019, the Board of Directors has granted a total of 423,105 shares of Units, net of forfeitures under the Equity Plan and a total of 1,745 Dividend Equivalent Units were accrued at June 30, 2019.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Operating lease expense	$17,654	(1)	$9,836	(2)	$34,167	(1)	$16,668	(2)

________________________________________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
(2)	Reported in accordance with our historical accounting under ASC 840, “Leases”.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheet as follows (in thousands):

June 30,
2019
Accrued liabilities	$59,371
Noncurrent operating lease liabilities, net of current portion	124,894
$184,265

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2019 (remaining six months)	$34,410
2020	59,102
2021	43,333
2022	28,180
2023	19,534
Thereafter	16,950
Total lease payments	$201,509
Less imputed interest	(17,244)
Total	$184,265

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,924
Weighted-average remaining lease term on operating leases (years)	4.00
Weighted-average discount rate on operating leases	4.45%

Note 17—Commitments and Contingencies

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will pay a third-party contractor approved by the NTTA to complete the remediation. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the six months ended June 30, 2019, we increased our liability by $1.6 million. We also spent $5.0 million for remediation during the six months ended June 30, 2019. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At June 30, 2019, the remaining accrual balance was $15.1 million.

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

Bonding — At June 30, 2019 and December 31, 2018, the Company had bid and completion bonds issued and outstanding totaling approximately $598.7 million and $554.9 million, respectively.

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

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include full EPC project delivery, turnkey construction, retrofits, upgrades, repairs, outages, specialty services, fabrication, material lining, and maintenance for entities in the power, solar, petroleum, petrochemical, water, and other industries.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction, pipeline maintenance, pipeline integrity, pipeline facility work, compressor stations, pump stations, metering facilities, and other pipeline related services for entities in the petroleum and petrochemical industries.

The Utilities segment operates primarily in California, the Midwest, the Atlantic Coast, and the Southeast regions of the United States and specializes in a range of services, including gas utility line installation, replacement and maintenance, gas distribution, and fiber optic cable installation.

The Transmission segment operates primarily in the Southeastern, Midwest, Atlantic Coast, and Gulf Coast regions of the United States and specializes in a range of services in electric transmission and distribution, streetlight maintenance and construction, substation construction and specialty services, fiber optic cable installation, comprehensive engineering, procurement, maintenance and construction, repair, and restoration of utility infrastructure.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, site clearing and grading, heavy earthwork, soil stabilization, mass excavation, and drainage projects.

All intersegment revenue and gross profit, which were immaterial, have been eliminated in the following tables.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended June 30,
	2019		2018
		% of			% of
		Total			Total
Segment	Revenue	Revenue	Revenue		Revenue
Power	$172,170	21.8%	$167,001		25.7%
Pipeline	137,243	17.4%	90,605		14.0%
Utilities	222,312	28.1%	228,852		35.3%
Transmission	135,354	17.1%	42,454	(1)	6.5%
Civil	122,850	15.6%	119,875		18.5%
Total	$789,929	100.0%	$648,787		100.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

	For the six months ended June 30,
	2019		2018
		% of			% of
		Total			Total
Segment	Revenue	Revenue	Revenue		Revenue
Power	$317,553	21.9%	$333,556		28.9%
Pipeline	272,057	18.7%	148,188		12.9%
Utilities	368,518	25.4%	395,562		34.3%
Transmission	253,797	17.5%	42,454	(1)	3.7%
Civil	239,562	16.5%	233,146		20.2%
Total	$1,451,487	100.0%	$1,152,906		100.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended June 30,
	2019		2018
		% of			% of
		Segment			Segment
Segment	Gross Profit	Revenue	Gross Profit		Revenue
Power	$23,167	13.5%	$20,526		12.3%
Pipeline	11,531	8.4%	10,678		11.8%
Utilities	30,866	13.9%	34,564		15.1%
Transmission	10,200	7.5%	5,721	(1)	13.5%
Civil	4,767	3.9%	(70)		(0.1%)
Total	$80,531	10.2%	$71,419		11.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

	For the six months ended June 30,
	2019		2018
		% of			% of
		Segment			Segment
Segment	Gross Profit	Revenue	Gross Profit		Revenue
Power	$43,365	13.7%	$44,597		13.4%
Pipeline	26,547	9.8%	18,569		12.5%
Utilities	39,107	10.6%	43,615		11.0%
Transmission	16,828	6.6%	5,721	(1)	13.5%
Civil	7,144	3.0%	3,477		1.5%
Total	$132,991	9.2%	$115,979		10.1%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to June 30, 2018.

Segment Goodwill

The amount of goodwill recorded by each segment at June 30, 2019 and at December 31, 2018 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.0% and 1.4% generated from sources outside of the United States during the six months ended June 30, 2019 and 2018, respectively, principally in Canada. At June 30, 2019 and December 31, 2018, approximately 3.2% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend

On August 2, 2019, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of September 30, 2019, payable on or about October 15, 2019.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (“Second Quarter 2019 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2019 Report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2019 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2019 Report and our Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. Serving diverse end-markets, we provide a wide range of construction, specialty services, fabrication, maintenance, replacement, and engineering services to major public and private utilities, petrochemical companies, refiners, energy companies, municipalities, state departments of transportation and other customers. We install, replace, repair and rehabilitate natural gas infrastructure, refined product, water and wastewater pipeline systems; large diameter gas and liquid pipeline facilities; electric transmission and distribution infrastructure; and heavy civil projects, earthwork, as well as site clearing, grading and soil stabilization. We also construct mechanical facilities and other structures, including power plants, petrochemical facilities, hydrogen plants, refineries, solar facilities, battery storage facilities, electrical substations, water and wastewater treatment facilities and parking structures. Finally, we provide specialized process and product engineering services.

We have longstanding customer relationships with major utility, refining, petrochemical, power state departments of transportation, and engineering companies. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 60 months, or longer for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

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

On June 1, 2018, we acquired Willbros Group Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which engineered and constructed a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

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

We are also monitoring the impact of recently imposed domestic and foreign trade tariffs, which could raise the price of raw materials, such as steel, utilized on construction projects or delay the start of certain projects. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects. For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction and specialty services such as the need for battery storage of renewable generated electricity.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2019, the utility customer comprised approximately 14.0% of our total accounts receivable. In addition to accounts receivable, there is approximately $15.8 million in unbilled revenue, net as of June 30, 2019. For the three and six months ended June 30, 2019, the customer accounted for approximately 5.9% and 5.7% of our total revenue, respectively. A portion of the accounts receivable balance is past due, but we do not believe a reserve for the accounts receivable and unbilled revenue is appropriate at this time. However, we will closely monitor our current and future potential exposure.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice and snow, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

Our project values range in size from a few hundred dollars to much larger projects. The bulk of our work is comprised of project sizes that average less than $10 million. We also perform large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.

Revenue

Revenue was $789.9 million for the three months ended June 30, 2019, an increase of $141.1 million, or 21.7%, compared to the same period in 2018. The increase was primarily due to incremental revenue from the Willbros acquisition ($121.3 million) and organic growth in the Pipeline segment.

Revenue was $1,451.5 million for the six months ended June 30, 2019, an increase of $298.6 million, or 25.9%, compared to the same period in 2018. The increase was primarily due to incremental revenue from the Willbros acquisition ($279.0 million) and organic growth in the Pipeline segment. The overall increase was partially offset by lower revenue in our Power and Utilities segments.

Gross Profit

Gross profit was $80.5 million for the three months ended June 30, 2019, an increase of $9.1 million, or 12.8%, compared to the same period in 2018. The increase was primarily due to revenue growth. Gross profit for the three months ended June 30, 2019 from the Willbros acquisition totaled $7.7 million. Gross profit as a percentage of revenue decreased to 10.2% in the three months ended June 30, 2019 from 11.0% in the same period in 2018 due primarily to unfavorable weather conditions in the Transmission, Pipeline and Utilities segments.

Gross profit was $133.0 million for the six months ended June 30, 2019, an increase of $17.0 million, or 14.7%, compared to the same period in 2018. The increase was primarily due to revenue growth. Gross profit for the six months ended June 30, 2019 from the Willbros acquisition totaled $15.2 million. Gross profit as a percentage of revenue decreased to 9.2% in the six months ended June 30, 2019 from 10.1% in the same period in 2018 due to unfavorable weather conditions in the Transmission, Pipeline and Utilities segments.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $48.7 million during the three months ended June 30, 2019, an increase of $5.2 million, or 12.0%, compared to 2018 primarily due to $3.7 million of incremental expense from the Willbros acquisition and a $1.7 million increase in compensation related expenses, including discretionary incentive compensation. SG&A expense as a percentage of revenue decreased to 6.2% compared to 6.7% for the corresponding period in 2018 due to increased revenue.

SG&A expenses were $91.7 million during the six months ended June 30, 2019, an increase of $11.2 million, or 13.9%, compared to 2018 primarily due to $10.9 million of incremental expense from the Willbros acquisition. SG&A expense as a percentage of revenue decreased to 6.3% compared to 7.0% for the corresponding period in 2018 due to increased revenue.

Merger and related costs

No merger and related costs were incurred for the three and six months ended June 30, 2019, compared to $7.7 million and $9.4 million in the same periods in 2018, which consisted primarily of severance and retention bonus costs for certain employees of Willbros and professional fees paid to advisors associated with the acquisition of Willbros.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Foreign exchange (loss) gain	(403)	1,256	$(588)	$1,513
Other income (expense), net	177	(771)	(193)	(783)
Interest income	219	340	568	612
Interest expense	(6,716)	(3,191)	(12,308)	(5,189)
Total other income (expense)	$(6,723)	$(2,366)	$(12,521)	$(3,847)

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 due to higher average debt balances and weighted average interest rates in 2019. In addition, we had a $2.7 million and $4.2 million unrealized loss on the change in the fair value of our interest rate swap agreement during the three and six months ended June 30, 2019, respectively.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the six months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended June 30, 2019 of $7.3 million compared to $3.7 million for the three months ended June 30, 2018. The $3.6 million increase in income tax expense was primarily driven by a $9.6 million increase in pre-tax income (excluding noncontrolling interests).

We recorded income tax expense for the six months ended June 30, 2019 of $8.1 million compared to $3.9 million for the six months ended June 30, 2018. The $4.2 million increase in income tax expense was primarily driven by a $11.5 million increase in pre-tax income (excluding noncontrolling interests).

Segment results

Power Segment

Revenue and gross profit for the Power segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$172,170		$167,001
Gross profit	$23,167	13.5%	$20,526	12.3%

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$317,553		$333,556
Gross profit	$43,365	13.7%	$44,597	13.4%

Revenue increased by $5.2 million, or 3.1%, for the three months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to a West Texas solar facility project that began in 2019 ($34.1 million) and revenue from the acquisition of Willbros in June of 2018 ($26.4 million). The overall increase was partially offset by the substantial completions of our Carlsbad joint venture project and a West Texas solar facility project in 2018 ($47.2 million combined) and lower revenue from a LNG plant project in the Northeast in 2019.

Revenue decreased by $16.0 million, or 4.8%, for the six months ended June 30, 2019, compared to the same period in 2018. The decrease is primarily due to the substantial completion of our Carlsbad joint venture project in 2018 ($67.0 million), partially offset by revenue from the acquisition of Willbros in June of 2018 ($52.2 million).

Gross profit for the three months ended June 30, 2019, increased by $2.6 million, or 12.9% compared to the same period in 2018. The increase is primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 13.5% during the three months ended June 30, 2019, compared to 12.3% in the same period in 2018 primarily due to more favorable margins realized by our solar project in 2019 compared to the solar project completed in 2018.

Gross profit for the six months ended June 30, 2019, decreased by $1.2 million, or 2.8% compared to the same period in 2018. The decrease is attributable to lower revenue. Gross profit as a percentage of revenue during the six months ended June 30, 2019 was comparable to the same period in 2018.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$137,243		$90,605
Gross profit	$11,531	8.4%	$10,678	11.8%

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$272,057		$148,188
Gross profit	$26,547	9.8%	$18,569	12.5%

Revenue increased by $46.6 million, or 51.5%, for the three months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to increased pipeline maintenance, facility construction and specialty activity ($37.3 million) and progress on a major pipeline project in West Texas that began in June of 2018.

Revenue increased by $123.9 million for the six months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to increased pipeline maintenance, facility construction and specialty services activity ($82.7 million) and progress on major pipeline projects in the Mid-Atlantic and West Texas that began in 2018 ($54.7 million combined), partially offset by the completion of pipeline projects in Florida in 2018.

Gross profit for the three months ended June 30, 2019 increased by $0.9 million, or 8.0%, compared to the same period in 2018 due to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 8.4% during the three months ended June 30, 2019, compared to 11.8% in the same period in 2018 primarily due to unfavorable weather conditions on a West Texas pipeline project and the impact of a client delay on a project in Southern California.

Gross profit for the six months ended June 30, 2019 increased by $8.0 million compared to the same period in 2018 due to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 9.8% during the six months ended June 30, 2019, compared to 12.5% in the same period in 2018 primarily due to higher costs in 2019 on a West Texas pipeline project driven by unfavorable weather conditions.

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$222,312		$228,852
Gross profit	$30,866	13.9%	$34,564	15.1%

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$368,518		$395,562
Gross profit	$39,107	10.6%	$43,615	11.0%

Revenue decreased by $6.5 million, or 2.9%, for the three months ended June 30, 2019, compared to the same period in 2018 primarily due to decreased activity with a major utility customer in California ($9.5 million) and unfavorable weather conditions experienced in the Midwest.

Revenue decreased by $27.0 million, or 6.8%, for the six months ended June 30, 2019, compared to the same period in 2018 primarily due to decreased activity with two major utility customers in California ($25.3 million combined) and unfavorable weather conditions experienced in the Midwest.

Gross profit for the three and six months ended June 30, 2019 decreased by $3.7 million, or 10.7%, and $4.5 million, or 10.3%, respectively, compared to the same periods in 2018. The decrease is primarily due to lower revenue and margins from unfavorable weather conditions experienced in the Midwest.

Gross profit as a percent of revenue decreased to 13.9% during the three months ended June 30, 2019, compared to 15.1%, in the same period in 2018 primarily due to a shift in the mix of work performed and unfavorable weather conditions experienced in the Midwest.

Gross profit as a percent of revenue decreased to 10.6% during the six months ended June 30, 2019, compared to 11.0%, in the same period in 2018 primarily due to a shift in the mix of work performed.

Transmission Segment

Revenue and gross profit for the Transmission segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$135,354		$42,454
Gross profit	$10,200	7.5%	$5,721	13.5%

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$253,797		$42,454
Gross profit	$16,828	6.6%	$5,721	13.5%

The Transmission segment was created in connection with the acquisition of Willbros in the second quarter of 2018. Revenue and gross profit for the three and six months ended June 30, 2018, represent results from June 1, 2018, the acquisition date, to June 30, 2018.

Revenue increased by $92.9 million and $211.3 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to incremental revenue from the acquisition of Willbros in June of 2018.

Gross profit for the three and six months ended June 30, 2019, increased by $4.5 million and $11.1 million, respectively, due primarily to higher revenue, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 7.5% and 6.6% during the three and six months ended June 30, 2019, respectively, compared to 13.5% in the same periods in 2018 primarily due to a shift in the mix of work performed, unfavorable weather conditions experienced in 2019, and upfront costs to expand our operations.

Civil Segment

Revenue and gross profit for the Civil segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$122,850		$119,875
Gross profit	$4,767	3.9%	$(70)	(0.1%)

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$239,562		$233,146
Gross profit	$7,144	3.0%	$3,477	1.5%

Revenue increased by $3.0 million, or 2.5%, for the three months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to a project with a major refining customer that began in 2019 ($9.0 million) and progress on a port project and an ethylene plant project that began in 2018, partially offset by lower Texas Department of Transportation (“DOT”) volumes.

Revenue increased by $6.4 million, or 2.8%, for the six months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to a project with a major refining customer that began in 2019 ($17.2 million), and progress on a port project and an ethylene plant project that began in 2018, partially offset by lower Texas DOT and Arkansas DOT volumes.

Gross profit increased by $4.8 million for the three months ended June 30, 2019, compared to the same period in 2018 primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 3.9% during the three months ended June 30, 2019, compared to (0.1%) in the same period in 2018 due primarily to higher costs on an airport project in the second quarter of 2018.

Gross profit increased by $3.7 million for the six months ended June 30, 2019, compared to the same period in 2018 primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 3.0% during the six months ended June 30, 2019, compared to 1.5% in the same period in 2018 due primarily to higher costs on an airport project in 2018.

Revenue at the five Belton area projects was $15.9 million and $31.9 million for the three and six months ended June 30, 2019, respectively, representing 12.9% and 13.3% of total Civil revenue, respectively. Revenue for which no margin was recognized was $9.3 million and $15.1 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, four Belton area jobs were in a loss position and reported $3.7 million and $2.0 million of gross profit, respectively. Two of the Belton area jobs in a loss position were completed during 2017, and the two remaining loss jobs are scheduled to be completed in 2019. At June 30, 2019, the accrued loss provision for the two open loss jobs was $0.1 million and estimated remaining revenue for the jobs was $0.6 million. The remaining Belton area job is not in a loss position and contributed ($0.7) million and ($0.2) million gross profit during the three and six months ended June 30, 2019, respectively. At June 30, 2019, estimated remaining revenue for the remaining Belton area job was $10.7 million, with completion scheduled for 2019.

At June 30, 2019, we had approximately $50.2 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects. Approximately $49.1 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2019.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 5.0% generated from sources outside of the United States during the six months ended June 30, 2019, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2018 and June 30, 2019 and the changes in Fixed Backlog for the six months ended June 30, 2019 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Six Months
	December 31,	Additions to	Recognized from	June 30,			Non-Fixed			ended June 30,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Power	$245.3	$359.2	$224.7	$379.8			$92.9			$317.6
Pipeline	672.5	341.5	230.0	784.0			42.0			272.0
Utilities	31.1	94.1	76.6	48.6			291.9			368.5
Transmission	21.5	48.0	41.2	28.3			212.6			253.8
Civil	505.6	300.0	231.6	574.0			8.0			239.6
Total	$1,476.0	$1,142.8	$804.1	$1,814.7			$647.4			$1,451.5

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At June 30, 2019, our total Fixed Backlog was $1.81 billion, representing an increase of $338.7 million, or 22.9%, compared to $1.48 billion at December 31, 2018.

MSA Backlog

The following table outlines historical MSA revenue for the past six quarters (in millions):

	Quarterly MSA Revenue
	2018	2019
First Quarter	$146.4	$292.9
Second Quarter	$238.7	$348.3
Third Quarter	$390.4
Fourth Quarter	$353.1

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2019 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2019
Power	$119.0
Pipeline	82.3
Utilities	733.8
Transmission	444.7
Civil	2.0
Total	$1,381.8

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Power	$387.2	$358.7	$367.1	$557.8	$498.8
Pipeline	910.3	868.6	702.8	659.5	866.3
Utilities	683.4	698.0	789.3	802.3	782.4
Transmission	325.9	341.1	394.9	468.9	473.0
Civil	527.2	440.2	505.6	451.5	576.0
Total	$2,834.0	$2,706.6	$2,759.7	$2,940.0	$3,196.5

We expect that during the next four quarters, we will recognize as revenue approximately 73% of the total backlog at June 30, 2019, comprised of backlog of approximately: 78% of the Power segment; 32% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 71% of the Civil segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow. If needed, we have availability under our lines of credit to augment liquidity needs. At June 30, 2019, there was $55.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $41.4 million, and available borrowing capacity was $103.6 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $54.1 million at June 30, 2019, compared to $151.1 million at December 31, 2018. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $2.2 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the six months ended June 30, 2019, we spent approximately $56.9 million for capital expenditures, which included $38.2 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $64.6 million. Capital expenditures for the remaining six months of 2019 are expected to total between $15.0 million and $20.0 million.

Cash Flows

Cash flows during the six months ended June 30, 2019 and 2018 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2019	2018
Change in cash:
Net cash used in operating activities	$(96,524)	$(716)
Net cash used in investing activities	(35,711)	(151,326)
Net cash provided by financing activities	34,432	156,738
Effect of exchange rate changes	854	(185)
Net change in cash and cash equivalents	$(96,949)	$4,511

Operating Activities

The source of our cash flows from operating activities for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six months ended
	June 30,
	2019	2018	Change
Operating Activities:
Net income	$20,760	$18,407	$2,353
Depreciation and amortization	43,392	35,175	8,217
Changes in assets and liabilities	(156,981)	(53,216)	(103,765)
Other	(3,695)	(1,082)	(2,613)
Net cash used in operating activities	$(96,524)	$(716)	$(95,808)

Net cash used in operating activities for the six months ended June 30, 2019 was $96.5 million compared to $0.7 million for the six months ended June 30, 2018. The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $157.0 million change in assets and liabilities for the six months ended June 30, 2019 are summarized as follows:

●	Accounts receivable increased by $98.0 million from December 31, 2018, due primarily to an increase in revenue and a $58.9 million increase from the delay in payments from one of our utility customers while they go through bankruptcy proceedings. We continue to maintain an excellent collection history, and we have certain lien rights that provide additional security for collections, if necessary;

●	Contract assets increased by $51.0 million from December 31, 2018, primarily due to an increase in unbilled revenue;

●	Accounts payable and accrued liabilities decreased by $17.9 million from December 31, 2018, due to the timing of payments.

Investing activities

For the six months ended June 30, 2019, we used $35.7 million in cash from investing activities compared to $151.3 million for the six months ended June 30, 2018.

During the six months ended June 30, 2019, we purchased property and equipment for $56.9 million in cash compared to $46.1 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

During the six months ended June 30, 2018, we used $111.0 million of cash for the acquisition of Willbros.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid in its entirety on June 1, 2018.

Financing activities

Financing activities provided cash of $34.4 million for the six months ended June 30, 2019, which was primarily due to the following:

●	Net borrowings under our revolving credit facility of $55.0 million;
●	Proceeds from the issuance of debt secured by our equipment of $23.1 million;
●	Repayment of long-term debt of $34.3 million;
●	Dividend payments to our stockholders of $6.1 million; and
●	Cash distributions to non-controlling interest holders of $3.5 million.

Financing activities provided cash of $156.7 million for the six months ended June 30, 2018, which was primarily due to the following:

●	Borrowings under our revolving credit facility of $170.0 million;
●	Proceeds from the issuances of debt secured by our equipment of $19.5 million
●	Repayment of long-term debt of $28.0 million; and
●	Dividend payments to our stockholders of $6.2 million.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2019 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 15 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2019 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At June 30, 2019, we had letters of credit outstanding of $41.6 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2019 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2019, we had $598.7 million in outstanding bonds. As of the date of this Second Quarter 2019 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2019, $156.8 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2019, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $1.1 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2019, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2019.

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

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Agreement for Services, dated August 1, 2019, by and among Primoris Services Corporation and Brian Pratt. (*) (#)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
(*)	Filed herewith.
(**)	Furnished herewith.
(#)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 5, 2019	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)