Form 10-Q
period 2019-09-30
Primoris Services Corp
filed 2019-11-04
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

At November 4, 2019, 50,982,098 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$43,837	$151,063
Accounts receivable, net	551,543	372,695
Contract assets	331,910	364,245
Prepaid expenses and other current assets	34,222	36,444
Total current assets	961,512	924,447
Property and equipment, net	379,739	375,884
Operating lease assets	228,100	—
Deferred tax assets	888	1,457
Intangible assets, net	72,581	81,198
Goodwill	215,103	206,159
Other long-term assets	11,046	5,002
Total assets	$1,868,969	$1,594,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,792	$249,217
Contract liabilities	189,664	189,539
Accrued liabilities	219,472	117,527
Dividends payable	3,059	3,043
Current portion of long-term debt	60,104	62,488
Total current liabilities	692,091	621,814
Long-term debt, net of current portion	307,397	305,669
Noncurrent operating lease liabilities, net of current portion	162,418	—
Deferred tax liabilities	3,611	8,166
Other long-term liabilities	49,289	51,515
Total liabilities	1,214,806	987,164
Commitments and contingencies (See Note 17)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 50,982,098 and 51,715,518 issued and outstanding at September 30, 2019 and December 31, 2018	5	5
Additional paid-in capital	146,765	144,048
Retained earnings	507,269	461,075
Accumulated other comprehensive loss	(338)	(908)
Noncontrolling interest	462	2,763
Total stockholders’ equity	654,163	606,983
Total liabilities and stockholders’ equity	$1,868,969	$1,594,147

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$865,064	$908,902	$2,316,551	$2,061,808
Cost of revenue	756,643	802,397	2,075,139	1,839,324
Gross profit	108,421	106,505	241,412	222,484
Selling, general and administrative expenses	49,827	51,604	141,477	132,049
Merger and related costs	—	3,827	—	13,190
Operating income	58,594	51,074	99,935	77,245
Other income (expense):
Foreign exchange (loss) gain	(136)	(69)	(724)	1,444
Other income (expense), net	(2,928)	32	(3,121)	(751)
Interest income	42	932	610	1,544
Interest expense	(5,186)	(6,448)	(17,494)	(11,637)
Income before provision for income taxes	50,386	45,521	79,206	67,845
Provision for income taxes	(14,560)	(10,716)	(22,620)	(14,633)
Net income	35,826	34,805	56,586	53,212

Less net income attributable to noncontrolling interests	(178)	(2,114)	(1,204)	(8,118)

Net income attributable to Primoris	$35,648	$32,691	$55,382	$45,094

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Earnings per share:
Basic	$0.70	$0.64	$1.09	$0.88
Diluted	$0.70	$0.63	$1.08	$0.87
Weighted average common shares outstanding:
Basic	50,976	51,403	50,887	51,471
Diluted	51,215	51,735	51,210	51,760

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$35,826	$34,805	$56,586	$53,212
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(166)	200	570	577
Comprehensive income	35,660	35,005	57,156	53,789
Less net income attributable to noncontrolling interests	(178)	(2,114)	(1,204)	(8,118)
Comprehensive income attributable to Primoris	$35,482	$32,891	$55,952	$45,671

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, June 30, 2019	50,965,221	$5	$146,064	$474,684		$(172)	$284	$620,865
Net income	—	—	—	35,648		—	178	35,826
Foreign currency translation adjustments, net of tax	—	—	—	—		(166)	—	(166)
Issuance of shares to directors	16,877	—	337	—		—	—	337
Amortization of Restricted Stock Units	—	—	360	—		—	—	360
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—	—
Dividends declared ($0.06 per share)	—	—	—	(3,059)		—	—	(3,059)
Balance, September 30, 2019	50,982,098	$5	$146,765	$507,269		$(338)	$462	$654,163

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075		$(908)	$2,763	$606,983
Net income	—	—	—	55,382		—	1,204	56,586
Foreign currency translation adjustments, net of tax	—	—	—	—		570	—	570
Issuance of shares to employees and directors	144,261	—	2,998	—		—	—	2,998
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—		—	—	(1,519)
Amortization of Restricted Stock Units	—	—	1,218	—		—	—	1,218
Dividend equivalent Units accrued - Restricted Stock Units	—	—	20	(20)		—	—	—
Distribution of noncontrolling entities	—	—	—	—		—	(3,505)	(3,505)
Dividends declared ($0.18 per share)	—	—	—	(9,168)		—	—	(9,168)
Balance, September 30, 2019	50,982,098	$5	$146,765	$507,269		$(338)	$462	$654,163

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, June 30, 2018	51,530,572	$5	$162,928	$402,158		$377	$11,719		$577,187
Net income	—	—	—	32,691		—	2,114		34,805
Foreign currency translation adjustments, net of tax	—	—	—	—		200	—		200
Issuance of shares to directors	10,092	—	271	—		—	—		271
Amortization of Restricted Stock Units	—	—	318	—		—	—		318
Dividend equivalent Units accrued - Restricted Stock Units	—	—	13	(13)		—	—		—
Distribution of noncontrolling entities	—	—	—	—		—	(8,750)		(8,750)
Repurchase of stock	(335,705)	—	(8,479)	—		—	—		(8,479)
Dividends declared ($0.06 per share)	—	—	—	(3,072)		—	—		(3,072)
Balance, September 30, 2018	51,204,959	$5	$155,051	$431,764		$577	$5,083		$592,480

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961		$—	$5,715		$562,183
Net income	—	—	—	45,094		—	8,118		53,212
Foreign currency translation adjustments, net of tax	—	—	—	—		577	—		577
Issuance of shares to employees and directors	91,911	—	2,245	—		—	—		2,245
Amortization of Restricted Stock Units	—	—	748	—		—	—		748
Dividend equivalent Units accrued - Restricted Stock Units	—	—	35	(35)		—	—		—
Distribution of noncontrolling entities	—	—	—	—		—	(8,750)		(8,750)
Repurchase of stock	(335,705)	—	(8,479)	—		—	—		(8,479)
Dividends declared ($0.18 per share)	—	—	—	(9,256)		—	—		(9,256)
Balance, September 30, 2018	51,204,959	$5	$155,051	$431,764		$577	$5,083		$592,480

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$56,586	$53,212
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation	55,936	47,708
Amortization of intangible assets	8,617	8,287
Stock-based compensation expense	1,218	748
Gain on sale of property and equipment	(7,017)	(3,212)
Other non-cash items	240	180
Changes in assets and liabilities:
Accounts receivable	(177,942)	(78,819)
Contract assets	32,274	(85,817)
Other current assets	1,219	11,061
Other long-term assets	167	(957)
Accounts payable	(29,757)	24,099
Contract liabilities	(3,915)	(11,061)
Operating lease assets and liabilities, net	(1,489)	—
Accrued liabilities	17,662	16,400
Other long-term liabilities	6,085	5,298
Net cash used in operating activities	(40,116)	(12,873)
Cash flows from investing activities:
Purchase of property and equipment	(78,255)	(80,766)
Issuance of a note receivable	—	(15,000)
Proceeds from a note receivable	—	15,000
Proceeds from sale of property and equipment	24,393	9,655
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(111,030)
Net cash used in investing activities	(53,862)	(182,141)
Cash flows from financing activities:
Borrowings under revolving line of credit	212,880	170,000
Payments on revolving line of credit	(212,880)	(170,000)
Proceeds from issuance of long-term debt	55,008	239,467
Repayment of long-term debt	(55,824)	(127,291)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,804	1,498
Payment of taxes on conversion of Restricted Stock Units	(1,519)	—
Payment of contingent earnout liability	—	(1,200)
Cash distribution to noncontrolling interest holders	(3,505)	(8,750)
Repurchase of common stock	—	(8,479)
Dividends paid	(9,152)	(9,271)
Other	(328)	(1,113)
Net cash (used in) provided by financing activities	(13,516)	84,861
Effect of exchange rate changes on cash and cash equivalents	268	(193)
Net change in cash and cash equivalents	(107,226)	(110,346)
Cash and cash equivalents at beginning of the period	151,063	170,385
Cash and cash equivalents at end of the period	$43,837	$60,039

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash paid for interest	$12,400	$11,658
Cash (received) paid for income taxes, net	$(1,421)	$5,379
Leased assets obtained in exchange for new operating leases	$118,755	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Dividends declared and not yet paid	$3,059	$3,072

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

Acquisition of Willbros Group, Inc. — On June 1, 2018, we completed our acquisition of Willbros Group, Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros was a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. See Note 5— “Business Combinations”.

Joint Ventures — We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which engineered and constructed a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018, and the warranty period expires in December 2020.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2019, which contains our audited consolidated financial statements for the year ended December 31, 2018, have been omitted.

This Third Quarter 2019 Report on Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

During the three and nine months ended September 30, 2019, revenue generated by the top ten customers was approximately $415.7 million and $1,112.1 million, respectively, which represented 48.0% and 48.0%, respectively of total revenue during the period. During the three and nine months ended September 30, 2019, a Midwest utility customer represented 9.0% and 7.6% of total revenue, respectively, and a Texas utility customer represented 5.6% and 7.3% of total revenue, respectively.

During the three and nine months ended September 30, 2018, revenue generated by the top ten customers was approximately $483.0 million and $1,045.9 million, respectively, which represented 53.1% and 50.7%, respectively, of total revenue during the period. During the three and nine months ended September 30, 2018, a California utility customer represented 8.2% and 8.6% of total revenue, respectively, and a Midwest utility customer represented 7.9% and 8.4% of total revenue, respectively.

At September 30, 2019, approximately 12.2% of our accounts receivable was due from a state department of transportation customer, and that customer provided 5.5% of our revenue for the nine months ended September 30, 2019.

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2019, the utility customer’s pre-petition accounts receivable comprised approximately 9.3% of our total accounts receivable. For the three and nine months ended September 30, 2019, the customer accounted for approximately 8.4% and 6.7%, respectively, of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the three and nine months ended September 30, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Condensed Consolidated Statements of Income related to the sale agreement. Additionally, we are continuing to perform services for the customer while the bankruptcy case is ongoing and the amounts billed for post-petition services continue to be collected in the ordinary course of the customer’s post-petition business.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard on January 1, 2019, and it did not have an impact on our financial position, results of operations, or cash flows.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Based on our historical experience, we do not currently expect this ASU to have a material impact on our estimate of the allowance for uncollectable accounts.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2019:
Cash and cash equivalents	$43,837	$—	$—
Contingent consideration	$—	$—	$938
Liabilities as of September 30, 2019:
Interest rate swap	$—	$7,683	$—

Assets as of December 31, 2018:
Cash and cash equivalents	$151,063	$—	$—
Liabilities as of December 31, 2018:
Interest rate swap	$—	$2,829	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting a certain performance target. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance target to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. During the third quarter of 2019, there was no change to the fair value of the contingent consideration.

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

As part of the Willbros acquisition, we acquired approximately $40.2 million of restricted cash that was pledged by Willbros to secure letters of credit. Subsequent to the acquisition, we issued new letters of credit under our Credit Facility to replace the Willbros letters of credit secured by the restricted cash. As of September 30, 2019, substantially all of the restricted cash had been released.

For the three and nine months ended September 30, 2019, Willbros contributed revenue of $173.7 million and $513.7 million, respectively, and gross profit of $9.3 million and $31.3 million, respectively. For the three months ended September 30, 2018, Willbros contributed revenue of $175.8 million and gross profit of $18.6 million. For the period June 1, 2018, the acquisition date, to September 30, 2018, Willbros contributed revenue of $236.8 million and gross profit of $25.4 million.

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

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2018

The following pro forma information for the three and nine months ended September 30, 2018 presents our results of operations as if the acquisitions of Willbros had occurred at the beginning of 2018. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisition;

●	the pro forma impact of interest expense relating to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 28.0% for the three and nine months ended September 30, 2018.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(unaudited)	(unaudited)
Revenue	$908,902	$2,388,020
Income before provision for income taxes	$45,521	$61,917
Net income attributable to Primoris	$32,691	$40,826

Weighted average common shares outstanding:
Basic	51,403	51,471
Diluted	51,735	51,760

Earnings per share:
Basic	$0.64	$0.79
Diluted	$0.63	$0.79

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

As of September 30, 2019, we had $1.92 billion of remaining performance obligations. We expect to recognize approximately 72% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the third quarter of 2021.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and nine months ended September 30, 2019, revenue recognized from performance obligations satisfied in previous periods was $9.5 million and $20.2 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At September 30, 2019, we had approximately $67.8 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $56.0 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2019.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Unbilled revenue	$234,118	$249,577
Retention receivable	86,513	88,953
Contract materials (not yet installed)	11,279	25,715
	$331,910	$364,245

Contract assets decreased by $32.3 million compared to December 31, 2018 due primarily to lower unbilled revenue and a reduction in contract materials net yet installed.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred revenue	$183,672	$182,232
Accrued loss provision	5,992	7,307
	$189,664	$189,539

Contract liabilities were comparable to the balance at December 31, 2018.

Revenue recognized for the nine months ended September 30, 2019, that was included in the contract liability balance at December 31, 2018 was approximately $143.6 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2019
Segment	MSA	Non-MSA	Total
Power	$43,680	$156,977	$200,657
Pipeline	29,110	104,480	133,590
Utilities	189,606	91,955	281,561
Transmission	103,421	25,363	128,784
Civil	1,074	119,398	120,472
Total	$366,891	$498,173	$865,064

	For the nine months ended September 30, 2019
Segment	MSA	Non-MSA	Total
Power	$136,564	$381,646	$518,210
Pipeline	71,112	334,535	405,647
Utilities	481,439	168,640	650,079
Transmission	316,019	66,562	382,581
Civil	2,949	357,085	360,034
Total	$1,008,083	$1,308,468	$2,316,551

	For the three months ended September 30, 2018
Segment	MSA	Non-MSA	Total
Power	$48,004	$133,818	$181,822
Pipeline	14,986	198,087	213,073
Utilities	227,192	42,460	269,652
Transmission	100,227	21,299	121,526
Civil	—	122,829	122,829
Total	$390,409	$518,493	$908,902

	For the nine months ended September 30, 2018
Segment	MSA	Non-MSA	Total
Power	$90,074	$425,304	$515,378
Pipeline	34,479	326,782	361,261
Utilities	515,295	149,919	665,214
Transmission	135,744	28,236	163,980
Civil	—	355,975	355,975
Total	$775,592	$1,286,216	$2,061,808

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$136,040	$2,954	$61,663	$200,657
Pipeline	13,860	21,949	97,781	133,590
Utilities	31,462	165,183	84,916	281,561
Transmission	13,034	110,869	4,881	128,784
Civil	19,957	79,586	20,929	120,472
Total	$214,353	$380,541	$270,170	$865,064
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$316,288	$13,609	$188,313	$518,210
Pipeline	45,196	32,453	327,998	405,647
Utilities	84,349	352,679	213,051	650,079
Transmission	35,748	332,389	14,444	382,581
Civil	61,643	241,985	56,406	360,034
Total	$543,224	$973,115	$800,212	$2,316,551
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended September 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$85,561	$10,371	$85,890	$181,822
Pipeline	41,772	7,924	163,377	213,073
Utilities	42,763	144,611	82,278	269,652
Transmission	20,259	84,646	16,621	121,526
Civil	21,380	90,418	11,031	122,829
Total	$211,735	$337,970	$359,197	$908,902
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$310,599	$36,015	$168,764	$515,378
Pipeline	82,394	58,247	220,620	361,261
Utilities	148,126	339,225	177,863	665,214
Transmission	28,259	110,103	25,618	163,980
Civil	45,803	269,630	40,542	355,975
Total	$615,181	$813,220	$633,407	$2,061,808
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the nine months ended September 30, 2019 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2019	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159
Adjustments to identifiable assets acquired and liabilities assumed	261	130	—	8,553	—	8,944
Balance at September 30, 2019	$26,194	$52,415	$37,312	$59,032	$40,150	$215,103

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		September 30, 2019			December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$31,390	$(27,808)	$3,582	$31,390	$(25,156)	$6,234
Customer relationships	16 years	97,400	(28,877)	68,523	97,400	(23,079)	74,321
Non-compete agreements	5 years	1,900	(1,485)	415	1,900	(1,387)	513
Other	3 years	275	(214)	61	275	(145)	130
Total	15 years	$130,965	$(58,384)	$72,581	$130,965	$(49,767)	$81,198

Amortization expense of intangible assets was $2.9 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and $8.6 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2019 (remaining three months)	$2,755
2020	8,814
2021	7,577
2022	6,416
2023	5,581
Thereafter	41,438
$72,581

Note 8—Accounts Payable and Accrued Liabilities

At September 30, 2019 and December 31, 2018, accounts payable included retention amounts of approximately $10.2 million and $13.2 million, respectively.  These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and related employee benefits	$82,307	$60,509
Current operating lease liability	70,250	—
Insurance, including self-insurance reserves	13,189	21,224
Corporate income taxes and other taxes	20,227	5,040
Other	33,499	30,754
	$219,472	$117,527

Note 9—Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term loan	$206,250	$214,500
Revolving credit facility	—	—
Commercial equipment notes	118,201	127,458
Mortgage notes	43,891	27,200
Total debt	368,342	369,158
Unamortized debt issuance costs	(841)	(1,001)
Total debt, net	$367,501	$368,157
Less: current portion	(60,104)	(62,488)
Long-term debt, net of current portion	$307,397	$305,669

The weighted average interest rate on total debt outstanding at September 30, 2019 and December 31, 2018 was 4.0% and 4.1%, respectively.

Credit Agreement

Our credit agreement consists of a $220.0 million term loan and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The credit agreement also includes the ability to increase the borrowing capacity thereunder by $75.0 million, subject to obtaining additional or increased lender commitments. The maturity date of the credit agreement is July 9, 2023. At September 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $37.3 million, and available borrowing capacity was $162.7 million.

The credit agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the credit agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at September 30, 2019.

Canadian Credit Facility

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At September 30, 2019, commercial letters of credit outstanding were $0.6 in Canadian dollars, and the available borrowing capacity was $3.4 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary.  At September 30, 2019, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of September 30, 2019, and December 31, 2018, our outstanding interest rate swap agreement contained a notional amount of $154.7 million and $160.9 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		Liability Derivatives
		September 30,	December 31,
	Balance Sheet Location	2019	2018
Interest rate swap	Other long-term liabilities	$7,683	$2,829
Total derivatives		$7,683	$2,829

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Loss Recognized	September 30,		September 30,
	on Derivatives	2019	2018	2019	2018
Interest rate swap	Interest expense	$920	$33	$5,428	$33

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

Carlsbad Joint Venture

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$541	$18,415	$4,792	$89,672
Net income attributable to noncontrolling interests	$178	$2,101	$1,204	$7,545

The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the nine months ended September 30, 2019. The Carlsbad joint venture made distributions of $5.0 million to the noncontrolling interest and $5.0 million to us during the three and nine months ended September 30, 2018. In addition, we did not make any capital contributions to the Carlsbad joint venture during the nine months ended September 30, 2019 and 2018. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

The carrying value of the assets and liabilities associated with the operations of the Carlsbad joint venture are included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2019	2018
Cash	$2,145	$3,117
Accounts receivable	$—	$4,451
Contract assets	$—	$8,158
Accounts payable	$15	$2,279
Contract liabilities	$1,102	$5,946
Due to Primoris	$98	$1,979

Wilmington Joint Venture

The Wilmington joint venture’s operating activities began in October 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$1,921
Net income attributable to noncontrolling interests	$—	$13	$—	$573

The project has been completed, the project warranty period has expired, and the dissolution of the joint venture was completed in the first quarter of 2019. The Wilmington joint venture made a final immaterial distribution to the noncontrolling interest and to us during the first quarter of 2019. The Wilmington joint venture made distributions of $3.8 million to the noncontrolling interest and $3.8 million to us during the three and nine months ended September 30, 2018. In addition, we did not make any capital contributions to the Wilmington joint venture during the nine months ended September 30, 2019 and 2018. The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture were included in our Condensed Consolidated Balance Sheet and were immaterial at December 31, 2018.

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the Carlsbad and Wilmington joint ventures, which are included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At September 30, 2019	Amounts	Amounts
Cash	$2,145	$43,837
Accounts receivable	$—	$551,543
Contract assets	$—	$331,910
Accounts payable	$15	$219,792
Contract liabilities	$1,102	$189,664

At December 31, 2018
Cash	$3,127	$151,063
Accounts receivable	$4,451	$372,695
Contract assets	$8,158	$364,245
Accounts payable	$2,279	$249,217
Contract liabilities	$5,946	$189,539

Note 12—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 423,105 Restricted Stock Units (“Units”), net of forfeitures, to employees under the Equity Plan. The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At September 30, 2019, a total of 257,295 Units were vested. The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2019 (remaining three months)	2,053
2020	11,067
2021	122,649
2022	27,700
2023	2,341
165,810

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. We recognized $0.3 million in compensation expense for each of the three months ended September 30, 2019 and 2018, and $1.2 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, approximately $2.5 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.0 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At September 30, 2019, a total of 1,949 Dividend Equivalent Units were accrued.

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the nine months ended September 30, 2019 and 2018 was 28.6% and 21.6%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for the nine months ended September 30, 2019 and 2018 was 29.0% and 24.5%, respectively. For the first nine months of 2019, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first nine months of 2018, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes, investment tax credits, and nondeductible components of per diem expenses.

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

Note 14—Dividends and Earnings Per Share

We have paid cash dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060
November 2, 2018	December 31, 2018	January 15, 2019	$0.060
February 26, 2019	March 29, 2019	April 15, 2019	$0.060
May 3, 2019	June 28, 2019	July 15, 2019	$0.060
August 2, 2019	September 30, 2019	October 15, 2019	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Primoris	$35,648	$32,691	$55,382	$45,094

Denominator:
Weighted average shares for computation of basic earnings per share	50,976	51,403	50,887	51,471
Dilutive effect of shares issued to independent directors	6	4	4	3
Dilutive effect of restricted stock units (1)	233	328	319	286
Weighted average shares for computation of diluted earnings per share	51,215	51,735	51,210	51,760

Earnings per share attributable to Primoris:
Basic	$0.70	$0.64	$1.09	$0.88
Diluted	$0.70	$0.63	$1.08	$0.87
(1)	Represents the dilutive effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 15—Stockholders’ Equity

Common stock

We issued 114,106 and 71,757 shares of common stock in the nine months ended September 30, 2019 and 2018, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $1.8 million and $1.5 million in the nine months ended September 30, 2019 and 2018, respectively. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the nine months ended

September 30, 2019 were a portion of bonus amounts earned in 2018, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2018. The shares purchased in the nine months ended September 30, 2018 were a portion of bonus amounts earned in 2017, and the number of shares purchased was calculated based on 75% of the average closing market price of our common stock during of December 2017.

In February 2019 and 2018, we issued 13,278 and 10,062 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. In August 2019 and 2018, we issued 16,877 and 10,092 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors

During the nine months ended September 30, 2019, a total of 122,319 Units, net of forfeitures for tax withholdings, were converted to common stock. There were no Units converted to common stock during the nine months ended September 30, 2018.

As discussed in Note 12 — “Stock–Based Compensation”, as of September 30, 2019, the Board of Directors has granted a total of 423,105 shares of Units, net of forfeitures under the Equity Plan and a total of 1,949 Dividend Equivalent Units were accrued at September 30, 2019.

Note 16—Leases

We lease administrative and various operational facilities, which are generally longer-term, project specific facilities or yards, and construction equipment under non-cancelable operating leases. On January 1, 2019, we adopted ASC 842, “Leases” using the modified retrospective method and elected to apply the new lease standard at the adoption date. The cumulative impact of adopting ASC 842 was immaterial and did not require an adjustment to retained earnings. In adopting ASC 842, we changed our accounting policy for leases. Under the modified retrospective method, results for periods prior to January 1, 2019, are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840, “Leases”.

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

Our leases have remaining lease terms that expire at various dates through 2030, some of which may include options to extend the leases for up to 5 years. The exercise of lease extensions is at our sole discretion. Periodically, we sublease excess facility space, but any sublease income is generally not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Operating lease expense	$21,478	(1)	$15,689	(2)	$55,645	(1)	$32,357	(2)

________________________________________

(1)	Includes short-term leases and variable lease costs, which are immaterial.
(2)	Reported in accordance with our historical accounting under ASC 840, “Leases”.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheet as follows (in thousands):

September 30,
2019
Accrued liabilities	$70,250
Noncurrent operating lease liabilities, net of current portion	162,418
$232,668

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2019 (remaining three months)	$20,412
2020	74,654
2021	59,016
2022	42,523
2023	31,564
Thereafter	23,642
Total lease payments	$251,811
Less imputed interest	(19,143)
Total	$232,668

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$55,922
Weighted-average remaining lease term on operating leases (years)	4.06
Weighted-average discount rate on operating leases	3.96%

Note 17—Commitments and Contingencies

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will pay a third-party contractor approved by the NTTA to complete the remediation. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the nine months ended September 30, 2019, we increased our liability by $1.6 million. We also spent $5.9 million for remediation during the nine months ended September 30, 2019. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the total eventual remediation cost. At September 30, 2019, the remaining accrual balance was $14.2 million.

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

Bonding — At September 30, 2019 and December 31, 2018, the Company had bid and completion bonds issued and outstanding totaling approximately $638.9 million and $554.9 million, respectively.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended September 30,
	2019		2018
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$200,657	23.2%	$181,822	20.0%
Pipeline	133,590	15.4%	213,073	23.4%
Utilities	281,561	32.6%	269,652	29.7%
Transmission	128,784	14.9%	121,526	13.4%
Civil	120,472	13.9%	122,829	13.5%
Total	$865,064	100.0%	$908,902	100.0%

	For the nine months ended September 30,
	2019		2018
		% of			% of
		Total			Total
Segment	Revenue	Revenue	Revenue		Revenue
Power	$518,210	22.4%	$515,378		25.0%
Pipeline	405,647	17.5%	361,261		17.5%
Utilities	650,079	28.1%	665,214		32.3%
Transmission	382,581	16.5%	163,980	(1)	7.9%
Civil	360,034	15.5%	355,975		17.3%
Total	$2,316,551	100.0%	$2,061,808		100.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to September 30, 2018.

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$15,525	7.7%	$32,077	17.6%
Pipeline	19,657	14.7%	24,999	11.7%
Utilities	48,892	17.4%	35,348	13.1%
Transmission	4,836	3.8%	13,958	11.5%
Civil	19,511	16.2%	123	0.1%
Total	$108,421	12.5%	$106,505	11.7%

	For the nine months ended September 30,
	2019		2018
		% of			% of
		Segment			Segment
Segment	Gross Profit	Revenue	Gross Profit		Revenue
Power	$58,890	11.4%	$76,674		14.9%
Pipeline	46,204	11.4%	43,568		12.1%
Utilities	87,999	13.5%	78,963		11.9%
Transmission	21,664	5.7%	19,679	(1)	12.0%
Civil	26,655	7.4%	3,600		1.0%
Total	$241,412	10.4%	$222,484		10.8%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to September 30, 2018

Segment Goodwill

The amount of goodwill recorded by each segment at September 30, 2019 and at December 31, 2018 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.3% and 2.5% generated from sources outside of the United States during the nine months ended September 30, 2019 and 2018, respectively, principally in Canada. At September 30, 2019 and December 31, 2018, approximately 3.9% of total assets were located outside of the United States.

Note 19—Subsequent Events

Cash Dividend

On October 31, 2019, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of December 31, 2019, payable on or about January 15, 2020.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (“Third Quarter 2019 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2019 Report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2019 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2019 Report and our Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction

Primoris is a holding company of various subsidiaries, which form one of the larger publicly traded specialty contractors and infrastructure companies in the United States. We provide a wide range of construction, specialty services, fabrication, maintenance, replacement, and engineering services through our five segments: Power, Industrial, and Engineering (“Power”), Pipeline and Underground (“Pipeline”), Utilities and Distribution (“Utilities”), Transmission and Distribution (“Transmission”), and Civil.

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

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway and taxiway construction, demolition, site clearing and grading, heavy earthwork, soil stabilization, mass excavation, and drainage projects

We have longstanding customer relationships with major utility, refining, petrochemical, power, and engineering companies, and state departments of transportation. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 60 months, or longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

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

On June 1, 2018, we acquired Willbros Group Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros was a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expands our services into electric utility-focused offerings and increases our geographic presence in the United States and Canada.

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

We are also monitoring the impact of recently imposed domestic and foreign trade tariffs, which could raise the price of raw materials, such as steel, utilized on construction projects or delay the start of certain projects. The continuing changes in the regulatory environment also affect the demand for our services, either by increasing our work or delaying projects. For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants while regulators continue to search for significant renewable resources, but renewable resources may also create a demand for our construction and specialty services such as the need for battery storage and the construction of renewable power production facilities.

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2019, the utility customer’s pre-petition accounts receivable comprised approximately 9.3% of our total accounts receivable. For the three and nine months ended September 30, 2019, the customer accounted for approximately 8.4% and 6.7%, respectively, of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the three and nine months ended September 30, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Condensed Consolidated Statements of Income related to the sale agreement. Additionally, we are continuing to perform services for the customer while the bankruptcy case is ongoing and the amounts billed for post-petition services continue to be collected in the ordinary course of the customer’s post-petition business.

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

Our project values range in size from a few hundred dollars to much larger projects. The bulk of our work is comprised of project sizes that average less than $10.0 million. We also perform large construction projects which tend not to be seasonal, but can fluctuate from year to year based on general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018.

Revenue

Revenue was $865.1 million for the three months ended September 30, 2019, a decrease of $43.8 million, or 4.8%, compared to the same period in 2018. The decrease was primarily due to lower revenue in our Pipeline segment, partially offset by growth in our Power and Utilities segments.

Revenue was $2,316.6 million for the nine months ended September 30, 2019, an increase of $254.7 million, or 12.4%, compared to the same period in 2018. The increase was primarily due to incremental revenue from the Willbros acquisition ($276.9 million) and organic growth in the Pipeline segment. The overall increase was partially offset by lower revenue in our Utilities segment.

Gross Profit

Gross profit was $108.4 million for the three months ended September 30, 2019, an increase of $1.9 million, or 1.8%, compared to the same period in 2018. The increase was primarily due to increases in our Civil and Utilities segments, partially offset by lower gross profit in our Power, Transmission, and Pipeline segments. Gross profit as a percentage of revenue increased to 12.5% in the three months ended September 30, 2019 from 11.7% in the same period in 2018 due primarily to a favorable impact from partial claims resolution in our Civil segment associated with the Belton area projects, partially offset by higher costs associated with two industrial projects in our Power segment.

Gross profit was $241.4 million for the nine months ended September 30, 2019, an increase of $18.9 million, or 8.5%, compared to the same period in 2018. The increase was primarily due to revenue growth. The increase in gross profit for the nine months ended September 30, 2019 from the Willbros acquisition totaled $5.9 million. Gross profit as a percentage of revenue decreased to 10.4% in the nine months ended September 30, 2019 from 10.8% in the same period in 2018 due primarily to higher costs associated with two industrial projects in our Power segment and unfavorable weather conditions in the Transmission and Pipeline segments, partially offset by a favorable impact from partial claims resolution in our Civil segment associated with the Belton area projects.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $49.8 million during the three months ended September 30, 2019, a decrease of $1.8 million, or 3.4%, compared to 2018 primarily due to a $2.0 million decrease in compensation related expenses. SG&A expense as a percentage of revenue was consistent with the same period in 2018.

SG&A expenses were $141.5 million during the nine months ended September 30, 2019, an increase of $9.4 million, or 7.1%, compared to 2018 primarily due to $10.9 million of incremental expense from the Willbros acquisition, partially offset by a $1.6 million decrease in compensation related expenses. SG&A expense as a percentage of revenue decreased to 6.1% compared to 6.4% for the corresponding period in 2018 due to increased revenue.

Merger and related costs

No merger and related costs were incurred for the three and nine months ended September 30, 2019, compared to $3.8 million and $13.2 million in the same periods in 2018, which consisted primarily of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign exchange (loss) gain	(136)	(69)	$(724)	$1,444
Other income (expense), net	(2,928)	32	(3,121)	(751)
Interest income	42	932	610	1,544
Interest expense	(5,186)	(6,448)	(17,494)	(11,637)
Total other income (expense)	$(8,208)	$(5,553)	$(20,729)	$(9,400)

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

The change in Other income (expense), net for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is primarily due to a $2.9 million loss recognized in the three and nine months ended September 30, 2019, related to the sale of our utility customer’s pre-petition accounts receivable to a financial institution.

Interest expense for the three months ended September 30, 2019, decreased compared to the same period in 2018 due primarily to $2.3 million of additional interest during the three months ended September 30, 2018, related to the early extinguishment of senior notes, partially offset by a $0.6 million unrealized loss on the change in the fair value of our interest rate swap agreement during the three months ended September 30, 2019.

Interest expense for the nine months ended September 30, 2019 increased compared to the same period in 2018 due to higher average debt balances and weighted average interest rates in 2019. In addition, we had a $4.9 million unrealized loss on the change in the fair value of our interest rate swap agreement during the nine months ended September 30, 2019. These amounts were partially offset by $2.3 million of additional interest during the nine months ended September 30, 2018, related to the early extinguishment of senior notes.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the nine months ended September 30, 2019. The rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended September 30, 2019 of $14.6 million compared to $10.7 million for the three months ended September 30, 2018. The $3.9 million increase in income tax expense was primarily driven by a $6.8 million increase in pre-tax income (excluding noncontrolling interests), and a decrease in income tax benefit from investment tax credits claimed.

We recorded income tax expense for the nine months ended September 30, 2019 of $22.6 million compared to $14.6 million for the nine months ended September 30, 2018. The $8.0 million increase in income tax expense was primarily driven by an $18.3 million increase in pre-tax income (excluding noncontrolling interests), and a decrease in income tax benefit from investment tax credits claimed.

Segment results

Power Segment

Revenue and gross profit for the Power segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$200,657		$181,822
Gross profit	$15,525	7.7%	$32,077	17.6%

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$518,210		$515,378
Gross profit	$58,890	11.4%	$76,674	14.9%

Revenue increased by $18.8 million, or 10.4%, for the three months ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to a West Texas solar facility project that began in 2019 ($47.4 million) and a carbon monoxide and hydrogen plant project that began in 2019 ($13.1 million). The overall increase was partially offset by the substantial completion of refinery projects in Southern California and our Carlsbad joint venture project in 2018 ($41.9 million combined).

Revenue increased by $2.8 million, or 0.5%, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to a West Texas solar facility project that began in 2019 ($93.9 million) and the acquisition of Willbros in June of 2018 ($68.5 million). The overall increase was partially offset by the substantial completion of our Carlsbad joint venture project, refinery projects in Southern California, and a West Texas solar facility project in 2018 ($152.4 million combined).

Gross profit for the three months ended September 30, 2019, decreased by $16.6 million, or 51.6% compared to the same period in 2018. The decrease is primarily due to a $6.2 million partial settlement in the third quarter of 2018 of a disputed receivable and higher costs associated with two industrial projects in the third quarter of 2019. Gross profit as a percentage of revenue decreased to 7.7% during the three months ended September 30, 2019, compared to 17.6% in the same period in 2018 primarily due to the reasons above and a strong performance and favorable margins realized by our Carlsbad joint venture project in 2018.

Gross profit for the nine months ended September 30, 2019, decreased by $17.8 million, or 23.2% compared to the same period in 2018 due primarily to a $6.2 million partial settlement in 2018 of a disputed receivable and higher costs associated with two industrial projects in 2019. Gross profit as a percentage of revenue decreased to 11.4% during the nine months ended September 30, 2019, compared to 14.9% in the same period in 2018 primarily due to the reasons above and a strong performance and favorable margins realized by our Carlsbad joint venture project in 2018.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$133,590		$213,073
Gross profit	$19,657	14.7%	$24,999	11.7%

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$405,647		$361,261
Gross profit	$46,204	11.4%	$43,568	12.1%

Revenue decreased by $79.5 million, or 37.3%, for the three months ended September 30, 2019, compared to the same period in 2018. The decrease is primarily due to the substantial completion of a major pipeline project in West Texas in the second quarter of 2019 and reduced activity on a major pipeline project in the Mid-Atlantic ($92.2 million combined). These amounts were partially offset by a pipeline project in the Pacific Northwest that began in 2019.

Revenue increased by $44.4 million, or 12.3%, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to increased pipeline maintenance, facility construction and specialty services activity ($93.9 million), partially offset by decreased activity on major pipeline projects in the Mid-Atlantic and West Texas that began in 2018 ($37.5 million combined) and the completion of pipeline projects in Florida in 2018.

Gross profit for the three months ended September 30, 2019 decreased by $5.3 million, or 21.4%, compared to the same period in 2018 due to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 14.7% during the three months ended September 30, 2019, compared to 11.7% in the same period in 2018 primarily due to the favorable impact from the closeout of multiple pipeline projects in 2019.

Gross profit for the nine months ended September 30, 2019 increased by $2.6 million compared to the same period in 2018 due to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 11.4% during the nine months ended September 30, 2019, compared to 12.1% in the same period in 2018 primarily due to higher costs in 2019 on a West Texas pipeline project driven by unfavorable weather conditions.

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$281,561		$269,652
Gross profit	$48,892	17.4%	$35,348	13.1%

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$650,079		$665,214
Gross profit	$87,999	13.5%	$78,963	11.9%

Revenue increased by $11.9 million, or 4.4%, for the three months ended September 30, 2019, compared to the same period in 2018 primarily due to increased activity with two major utility customers in the Midwest and a utility customer in Texas ($19.5 million combined), partially offset by decreased activity with a major utility customer in California.

Revenue decreased by $15.1 million, or 2.3%, for the nine months ended September 30, 2019, compared to the same period in 2018 primarily due to decreased activity with two major utility customers in California ($32.1 million combined), partially offset by increased activity with a utility customer in Texas.

Gross profit for the three months ended September 30, 2019 increased by $13.5 million, or 38.3%, compared to the same period in 2018 primarily due to higher revenue and margins. Gross profit as a percent of revenue increased to 17.4% during the three months ended September 30, 2019, compared to 13.1%, in the same period in 2018 primarily due to an increase in higher margin projects in 2019.

Gross profit for the nine months ended September 30, 2019 increased by $9.0 million, or 11.4%, compared to the same period in 2018 primarily due to higher margins, partially offset by lower revenue. Gross profit as a percent of revenue increased to 13.5% during the nine months ended September 30, 2019, compared to 11.9%, in the same period in 2018 primarily due to an increase in higher margin projects in 2019 and the impact of a client delay and unfavorable weather conditions experienced by a major utility customer in the Midwest in 2018.

Transmission Segment

Revenue and gross profit for the Transmission segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$128,784		$121,526
Gross profit	$4,836	3.8%	$13,958	11.5%

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$382,581		$163,980
Gross profit	$21,664	5.7%	$19,679	12.0%

The Transmission segment was created in connection with the acquisition of Willbros in the second quarter of 2018. Revenue and gross profit for nine months ended September 30, 2018, represent results from June 1, 2018, the acquisition date, to September 30, 2018.

Revenue increased by $7.3 million, or 6.0%, for the three months ended September 30, 2019, compared to the same period in 2018 primarily due to increased activity with a major utility customer in the Midwest and Southeast ($14.7 million), partially offset by the substantial completion of a major project in the Southeast in 2018.

Revenue increased by $218.6 million for the nine months ended September 30, 2019, compared to the same periods in 2018 primarily due to the Willbros acquisition in June 2018, resulting in nine months of revenue recognized in 2019 compared to four months in 2018.

Gross profit for the three months ended September 30, 2019, decreased by $9.1 million, or 65.4%, due primarily to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 3.8% during the three months ended September 30, 2019, compared to 11.5% in the same period in 2018 primarily due to a reduction in higher margin storm work, upfront costs to expand our operations and relocation costs to move crews in 2019, along with strong performance on a major project in the Southeast in 2018.

Gross profit for the nine months ended September 30, 2019, increased by $2.0 million due primarily to nine months of activity in 2019 compared to four months in 2018, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 5.7% during the nine months ended September 30, 2019, compared to 12.0%, in the same period in 2018 primarily due to a reduction in higher margin storm work, unfavorable weather conditions experienced, and upfront costs to expand our operations and relocation costs to move crews in 2019, along with strong performance on a major project in the Southeast in 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$120,472		$122,829
Gross profit	$19,511	16.2%	$123	0.1%

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$360,034		$355,975
Gross profit	$26,655	7.4%	$3,600	1.0%

Revenue decreased by $2.4 million, or 1.9%, for the three months ended September 30, 2019, compared to the same period in 2018. The decrease is primarily due to the substantial completion of an ethylene plant project in the second quarter of 2019 and lower Texas Department of Transportation (“DOT”) volumes ($12.8 million combined). These amounts are partially offset by a methanol plant project and a project with a major refining customer that both began in 2019 and higher Louisiana DOT volumes.

Revenue increased by $4.1 million, or 1.1%, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to a project with a major refining customer that began in 2019 ($20.6 million), higher Louisiana DOT volumes, and progress on a port project that began in 2018. The overall increase was partially offset by lower Texas DOT volumes.

Gross profit increased by $19.4 million for the three months ended September 30, 2019, compared to the same period in 2018 primarily due to a favorable impact from the resolution of claims associated with three of the Belton area projects in 2019 and increased profit on Louisiana DOT projects. Gross profit as a percentage of revenue increased to 16.2% during the three months ended September 30, 2019, compared to 0.1% in the same period in 2018 due primarily to the reasons noted above.

Gross profit increased by $23.1 million for the nine months ended September 30, 2019, compared to the same period in 2018 primarily due to a favorable impact from the resolution of claims associated with three of the Belton area projects in 2019, increased profit on Louisiana DOT projects, and higher costs on an airport project in 2018. Gross profit as a percentage of revenue increased to 7.4% during the nine months ended September 30, 2019, compared to 1.0% in the same period in 2018 due primarily to the reasons noted above.

Revenue at the five Belton area projects was $20.0 million and $51.9 million for the three and nine months ended September 30, 2019, respectively, representing 16.6% and 14.4% of total Civil revenue, respectively. During the three and nine months ended September 30, 2019, gross profit at the five Belton area jobs was $12.9 million and $14.4 million, respectively. Two of the Belton area projects were substantially complete during 2017, two were substantially complete in the first half of 2019, and the remaining project is scheduled to be substantially complete in the fourth quarter of 2019. At September 30, 2019, estimated remaining revenue for the project was $5.2 million.

During the third quarter of 2019, we resolved the claims associated with three of the Belton area projects. At September 30, 2019, we had approximately $13.1 million of unapproved contract modifications included in the aggregate transaction prices associated with the remaining two projects, all of which had been recognized as revenue on a cumulative catch-up basis through September 30, 2019.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 5.3% generated from sources outside of the United States during the nine months ended September 30, 2019, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2018 and September 30, 2019 and the changes in Fixed Backlog for the nine months ended September 30, 2019 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Nine Months
	December 31,	Additions to	Recognized from	September 30,			Non-Fixed			ended September 30,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Power	$245.3	$536.7	$381.7	$400.3			$136.5			$518.2
Pipeline	672.5	374.4	334.5	712.4			71.1			405.6
Utilities	31.1	190.4	165.0	56.5			485.1			650.1
Transmission	21.5	66.6	64.2	23.9			318.4			382.6
Civil	505.6	446.7	348.4	603.9			11.7			360.1
Total	$1,476.0	$1,614.8	$1,293.8	$1,797.0			$1,022.8			$2,316.6

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At September 30, 2019, our total Fixed Backlog was $1.80 billion, representing an increase of $321.0 million, or 21.7%, compared to $1.48 billion at December 31, 2018.

MSA Backlog

The following table outlines historical MSA revenue for the past seven quarters (in millions):

	Quarterly MSA Revenue
	2018	2019
First Quarter	$146.4	$292.9
Second Quarter	$238.7	$348.3
Third Quarter	$390.4	$366.9
Fourth Quarter	$353.1

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2019 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2019
Power	$111.7
Pipeline	141.8
Utilities	707.8
Transmission	445.9
Civil	6.4
Total	$1,413.6

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Power	$358.7	$367.1	$557.8	$498.8	$512.0
Pipeline	868.6	702.8	659.5	866.3	854.2
Utilities	698.0	789.3	802.3	782.4	764.3
Transmission	341.1	394.9	468.9	473.0	469.8
Civil	440.2	505.6	451.5	576.0	610.3
Total	$2,706.6	$2,759.7	$2,940.0	$3,196.5	$3,210.6

We expect that during the next four quarters, we will recognize as revenue approximately 83% of the total backlog at September 30, 2019, comprised of backlog of approximately: 89% of the Power segment; 67% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 67% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation. The backlog estimates include amounts from estimated MSA contracts, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs. Any of our contracts, MSA, fixed-price or unit-price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues. Future revenue from projects completed under time and material and cost reimbursable plus fee contracts may not be included in our estimated backlog amount.

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow. If needed, we have availability under our lines of credit to augment liquidity needs. At September 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $37.3 million, and available borrowing capacity was $162.7 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $43.8 million at September 30, 2019, compared to $151.1 million at December 31, 2018. During October 2019, we collected over $100 million in connection with the resolution of claims associated with three of the Belton area projects, and the closing of the sale of substantially all of our pre-petition bankruptcy receivables with a California utility customer. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity, we do not consider cash and cash equivalents held by our consolidated VIEs. These amounts, which totaled $2.1 million and $3.1 million as of September 30, 2019 and December 31, 2018, respectively, were not available for general corporate purposes.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the nine months ended September 30, 2019, we spent approximately $78.3 million for capital expenditures, which included $55.1 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $88.9 million. Capital expenditures for the remaining three months of 2019 are expected to total between $15.0 million and $20.0 million.

Cash Flows

Cash flows during the nine months ended September 30, 2019 and 2018 are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2019	2018
Change in cash:
Net cash used in operating activities	$(40,116)	$(12,873)
Net cash used in investing activities	(53,862)	(182,141)
Net cash (used in) provided by financing activities	(13,516)	84,861
Effect of exchange rate changes	268	(193)
Net change in cash and cash equivalents	$(107,226)	$(110,346)

Operating Activities

The source of our cash flows from operating activities for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Nine months ended
	September 30,
	2019	2018	Change
Operating Activities:
Net income	$56,586	$53,212	$3,374
Depreciation and amortization	64,553	55,995	8,558
Changes in assets and liabilities	(155,696)	(119,796)	(35,900)
Other	(5,559)	(2,284)	(3,275)
Net cash used in operating activities	$(40,116)	$(12,873)	$(27,243)

Net cash used in operating activities for the nine months ended September 30, 2019 was $40.1 million compared to $12.9 million for the nine months ended September 30, 2018. The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $155.6 million change in assets and liabilities for the nine months ended September 30, 2019 are summarized as follows:

●	Accounts receivable increased by $177.9 million from December 31, 2018, due primarily to an increase in revenue and an increase from the delay in payments of pre-petition bankruptcy receivables from one of our utility customers while they go through bankruptcy proceedings. In October 2019, we closed on the sale of our pre-petition bankruptcy receivables. In addition, we resolved claims associated with three of the Belton area projects during the third quarter of 2019 and billed the customer, which increased accounts receivable. Both of these were collected in October 2019;

●	Accounts payable and accrued liabilities decreased by $12.1 million from December 31, 2018, due to the timing of payments;

●	Contract assets decreased by $32.3 million from December 31, 2018, primarily due to a decrease in unbilled revenue from the resolution of claims associated with three of the Belton area projects.

Investing activities

For the nine months ended September 30, 2019, we used $53.9 million in cash from investing activities compared to $182.1 million for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we purchased property and equipment for $78.3 million in cash compared to $80.8 million during the same period in the prior year. In addition, we received proceeds from the sale of property and equipment of $24.4 million during the nine months ended September 30, 2019, compared to $9.7 million during the same period in the prior year. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

During the nine months ended September 30, 2018, we used $111.0 million of cash for the acquisition of Willbros.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid in its entirety on June 1, 2018.

Financing activities

Financing activities used cash of $13.5 million for the nine months ended September 30, 2019, which was primarily due to the following:

●	Proceeds from the issuance of debt secured by our equipment of $55.0 million;
●	Repayment of long-term debt of $55.8 million;
●	Dividend payments to our stockholders of $9.2 million; and
●	Cash distributions to non-controlling interest holders of $3.5 million.

Financing activities provided cash of $84.9 million for the nine months ended September 30, 2018, which was primarily due to the following:

●	Proceeds from the issuance of a term loan of $220.0 million;
●	Proceeds from the issuances of debt secured by our equipment of $19.5 million
●	Repayment of long-term debt of $127.3 million;
●	Dividend payments to our stockholders of $9.3 million;
●	Cash distributions to non-controlling interest holders of $8.8 million; and
●	Repurchase of common stock of $8.5 million

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2019 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 15 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2019 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At September 30, 2019, we had letters of credit outstanding of $37.7 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2019 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2019, we had $638.9 million in outstanding bonds. As of the date of this Third Quarter 2019 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2019, $154.7 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2019, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2019, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2019.

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

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: November 1, 2019	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)