Form 10-K
period 2019-12-31
Primoris Services Corp
filed 2020-02-25
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $931.3 million based upon the closing price of such common equity as of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter).

On February 17, 2020 there were 48,665,138 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers through our five segments: Power, Industrial, and Engineering (“Power”), Pipeline and Underground (“Pipeline”), Utilities and Distribution (“Utilities”), Transmission and Distribution (“Transmission”), and Civil. The structure of our reportable segments is generally focused on broad end-user markets for our services.

We have longstanding customer relationships with major utility, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A substantial portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

Founded as ARB, Inc. (“ARB”) in 1960, we became organized as Primoris in Nevada in 2003, and we became a Delaware public company in July 2008 when we merged with a special purpose acquisition company (a non-operating shell company). Since that time, we have grown organically and through strategic acquisitions, which has allowed us to expand our service capabilities and geographic footprint.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments:

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, upgrades, repairs, outages, and maintenance services for entities in the petroleum and petrochemical industries, as well as traditional and renewable power generators.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

The Utilities segment operates primarily in California, the Midwest, the Atlantic Coast, and the Southeast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing natural gas utility distribution systems and pipeline integrity services for entities in the gas utility market.

The Transmission segment operates primarily in the Southeastern, Midwest, Atlantic Coast, and Gulf Coast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing electric utility transmission, substation, and distribution systems for entities in the electric utility market.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway construction, demolition, site work, soil stabilization, mass excavation, flood control, and drainage projects for entities in the petroleum and petrochemical industries, state and municipal departments of transportation, and airports.

Geographic Areas — Financial Information

The majority of our revenue is derived from customers in the United States with approximately 5.8%, 2.9%, and 0.3% generated from sources outside of the United States, principally in Canada, for the years ended December 31, 2019, 2018 and 2017, respectively.

Acquisitions

Willbros Group, Inc. (“Willbros”). As more fully described in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, on June 1, 2018, we acquired Willbros Group Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros was a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expanded our services into electric utility-focused offerings and increased our geographic presence in the United States and Canada.

Other acquisitions. In addition to the Willbros acquisition, we have acquired smaller businesses as we continue to seek opportunities to deepen our market presence, broaden our geographic reach, and expand our service offerings. We continue to evaluate potential acquisition candidates, especially those with strong management teams with good reputations.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Diversification Through Controlled Expansion. We continue to emphasize the expansion of our scope of services beyond our current focus by increasing the scope of services offered to current customers and by adding new customers. We will evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, and refining industries. Our strategy also considers selective expansion to new geographic regions.

●	Emphasis on MSA Revenue Growth and Retention of Existing Customers. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships. We are also focused on expanding our base of services provided under MSAs, which are generally multi-year agreements that provide visible recurring revenue.

●	Ownership of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses, and/or the competition. We believe that our ownership of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In each of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can position ourselves so that we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on tangible net worth to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power, midstream, engineering companies, and state departments of transportation. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under MSAs, which are generally multi-year agreements. Work performed under MSAs is typically generated through work orders, and range from project management and installation work, to maintenance and upgrade services. Our MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2019, 2018 and 2017, revenue derived from projects performed under MSAs was 43.7%, 38.4%, and 28.0%, respectively.

Our customers have included the Texas Department of Transportation and Louisiana Department of Transportation and Development in the Southern United States as well as many of the leading energy and utility companies in the United States, including, among others, Enterprise Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, NRG, Chevron, Calpine, Kinder Morgan, Dominion, Valero, Phillips 66, and Sasol.

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in that one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2019, 2018 and 2017, 47.2%, 52.2% and 56.4%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

Management at each of our business units is responsible for developing and maintaining successful long-term relationships with customers. Our segment and business unit management teams work with our business development group to foster existing customer relationships and better understand their needs in order to secure additional projects and increase revenue from our current customer base. Segment and business unit managers are also responsible for working with our business development group in pursuing growth opportunities with prospective new customers.

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of strategic alliances or long-term MSAs. However, we realize that future opportunities also require cost effective bids, as pricing is a key element for most construction projects and service agreements.

Ongoing Projects

The following is a summary of ongoing construction projects demonstrating our capabilities in different markets at December 31, 2019:

					Remaining
			Approximate	Estimated	Backlog at
			Contract	Completion	December 31,
Segment	Project	Location	Amount	Date	2019
			(Millions)		(Millions)
Pipeline	177 Mile Pipeline	Mid-Atlantic	$806	12/2022	$522
Civil	U.S. 59 Highway	Liberty County, TX	$103	10/2022	$91
Pipeline	93 Mile Pipeline	West Texas	$72	12/2020	$71
Power	Solar Plant	McCamey, TX	$185	05/2020	$47

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $5.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition, or operating results for any other quarter, or for an entire year.

Competition

We face competition on large construction projects from both regional and national contractors, including competition from larger companies that have financial and other resources in excess of those available to us. Competitors on small construction projects range from a few large construction companies, to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the types of projects, project locations, and services offered.

We compete with different companies in different end markets. For example, competitors in our utilities markets include Quanta Services, Inc. and MasTec, Inc.; competitors in our industrial markets include PCL, Cajun Construction, and Boh Brothers; competitors in the renewables market include Blattner and Mortenson; and competitors in our highway services markets include Sterling Construction Company and Zachry Construction Company. In each market we may also compete with local, private companies.

We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial strength, as well as knowledge of local markets and conditions. We believe that we have the ability to compete favorably in all of these factors.

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost reimbursable plus fixed fee. A substantial portion of our revenue is derived from MSAs, which provide a menu of available services that are utilized on an as-needed basis, and are typically priced using a unit-price or on a time and material basis. The remainder of our services are generated from contracts for specific construction or installation projects, which are subject to multiple pricing options, including unit-price, time and material, fixed-price, or cost reimbursable plus fixed fee. Under a fixed-price contract, we provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. Under a unit-price contract, we are committed to providing materials or services required by a project at a fixed price per unit of work. While the unit-price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Significant materials required under a fixed-price or unit-price contract, such as pipe, turbines, boilers and vessels, are typically supplied by the customer.

Some of our gas and electric distribution services are provided pursuant to renewable MSAs on a “unit-price” basis. Fees on unit-price contracts are negotiated and earned based on units completed. Historically, substantially all of the gas and electric distribution customers have renewed their MSAs with us. Facility maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates, or on a time and material basis.

Construction contracts are primarily obtained through competitive bidding or through negotiations with customers. We are typically invited to bid on projects undertaken by customers who maintain pre-qualified contractor lists. Contractors are selected for the pre-approved contractor lists by virtue of their prior performance for such customers, as well as their experience, reputation for quality, safety record, financial strength, competitiveness, and bonding capacity.

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely bidders, our current and projected workload, the likelihood of additional work, our history with the client, contract terms, and the project’s cost and profitability estimates. We use computer-based estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project’s cost and schedule performance. Project costs are accumulated and monitored regularly against billings and payments to ensure proper tracking of cash flow on the project.

Most contracts provide for termination of the contract for the convenience of the owner or contractor. The terms associated with termination for convenience typically cover the reimbursement of all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite. In addition, contracts may be subject to certain completion schedule requirements which may include liquidated damages in the event schedules are not met.

We act as prime contractor on a majority of the construction projects we undertake. In the construction industry, the prime contractor is normally responsible for the execution of the entire contract scope of work, including subcontract work. Thus, we are potentially subject to increased costs and reputational risks associated with the failure of one or more of our subcontractors to perform their respective scope as defined in the contract. While we subcontract specialized activities such as blasting, hazardous waste removal and selected electrical/instrumentation work, we self-perform most of the work on our projects with our own resources, including field supervision, labor, and equipment.

Risk Management, Insurance and Bonding

We maintain a comprehensive schedule of insurance policies covering a broad range of exposures arising from our construction and general business operations. All of our policies have been procured with limits and deductibles or self-insured retention amounts of up to $500,000 per occurrence. We believe that our insurance program is more than adequate to protect us from all casualty and other types of insurance losses.

We maintain a diligent safety and risk management program that has resulted in a favorable loss experience factor. Through our safety director and the employment of a large staff of regional and site specific safety managers, we have been able to effectively assess and control potential losses and liabilities in both the pre-construction and performance phases of our projects. Though we strongly focus on safety in the workplace, we cannot give assurances that we can prevent, or reduce all injuries and/or claims in our workplace.

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

Regulation

Our operations are subject to compliance with regulatory requirements of federal, state, municipal agencies and authorities, and international laws and regulations including:

●	Licensing, permitting and inspection requirements;
●	Regulations relating to worker safety, including those established by the Occupational Safety and Health Administration;
●	Permitting and inspection requirements applicable to construction projects;
●	Contractor licensing requirements;
●	Regulations concerning labor relations and affirmative action; and
●	Regulations regarding protection of the environment.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, liability can be imposed for cleanup of previously owned or leased properties, or properties to which hazardous substances or wastes were sent by current, or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge, or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, or adversely affect our ability to sell, lease or use our properties as collateral for financing.

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

Climate change could also affect our customers and the types of projects that they award. Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather, or climate conditions, or by regulatory changes relating to climate change. Reductions in project awards could adversely affect our operations and financial performance.

Employees

We believe that our employees are the most valuable resource in successfully completing our projects, whether they be services, or construction related. Our ability to maintain sufficient continuous work for approximately 8,100 hourly employees helps us to instill in our employees loyalty to and an understanding of our policies, and contributes to our strong production, safety and quality record.

As of December 31, 2019, we employed approximately 1,600 salaried employees and 8,100 hourly employees. The total number of hourly personnel employed is subject to the volume of specialty services and construction work in progress.

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our “Code of Conduct” (including a separate supplement which applies to our CEO, CFO and senior financial executives) and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website under the “Investors/Governance” tab. We intend to disclose on our website any amendments or waivers to our Code of Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K or Nasdaq rules.

We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other information, stockholders should submit a request in writing to Primoris Services Corporation, Inc., Attn: Corporate Secretary, 2300 N. Field Street, Suite 1900, Dallas, TX 75201.

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

Our business is subject to seasonal and annual fluctuations. Some of the quarterly variation is the result of weather, particularly rain, ice, snow, and named storms, which create difficult operating conditions. Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter, and demand for routine repair and maintenance services for electric utilities is lower during their peak customer needs in the summer. Some of the annual variation is the result of construction projects which fluctuate based on customer timing, project duration, weather, and general economic conditions. Annual and quarterly results may also be adversely affected by:

●	Changes in our mix of customers, projects, contracts and business;
●	Regional or national and/or general economic conditions and demand for our services;
●	Variations and changes in the margins of projects performed during any particular quarter;
●	Increases in the costs to perform services caused by changing conditions;
●	The termination, or expiration of existing agreements or contracts;
●	The budgetary spending patterns of customers;
●	Increases in construction costs that we may be unable to pass through to our customers;
●	Cost or schedule overruns on fixed-price contracts;
●	Availability of qualified labor for specific projects;
●	Changes in bonding requirements and bonding availability for existing and new agreements;
●	The need and availability of letters of credit;
●	Costs we incur to support growth, whether organic or through acquisitions;
●	The timing and volume of work under contract; and
●	Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter, or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay, or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

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

We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services, reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

Industry trends and government regulations could reduce demand for our pipeline construction services.

The demand for our pipeline construction services is dependent on the level of operating and capital project spending by midstream companies in the oil and gas industry. This level of spending is subject to large fluctuations depending primarily on the current price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids. The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.

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

Our business may be materially adversely impacted by regional, national and/or global requirements related to climate change and the impact of greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subject to changing legal requirements. International agreements, federal laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenue and contract profit from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants may emit greenhouse gases as part of the process to generate electricity or other products. Compliance with existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting, or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services. This could materially adversely affect our business.

The establishment of additional rules limiting greenhouse gas emissions could also impact our ability to perform construction services, or to perform these services with current levels of profitability. New regulations may require us to acquire different equipment or change processes. The new equipment may not be available, or it may not be purchased or rented in a cost effective manner. Project deferrals, delays or cancellations resulting from the potential regulations could adversely impact our business.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events could disrupt our operations, or the operations of one or more of our vendors or customers. In particular, these types of events could impact our product supply chain from or to the impacted region and could cause our customers to delay or cancel projects, which could impact our ability to operate. To the extent any of these events occur, our operations and financial results could be adversely affected.

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

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

We may be unsuccessful at generating internal growth which may affect our ability to expand our operations, or grow our business.

Our ability to generate internal growth may be affected by, among other factors, our ability to:

●	Attract new customers;
●	Increase the number of projects performed for existing customers;
●	Hire and retain qualified personnel;
●	Secure appropriate levels of construction equipment;
●	Successfully bid for new projects; and
●	Adapt the range of services we offer to address our customers’ evolving construction needs.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2019, 2018 and 2017 was approximately 44.3%, 48.6%, and 52.4%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 47.2% of our revenue in 2019, 52.2% of our revenue in 2018 and 56.4% of our revenue in 2017. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2019, 2018 and 2017, revenue attributable to our services outside of the United States, principally in Canada, was 5.8%, 2.9% and 0.3% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

●	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;
●	Political and economic instability;
●	Changes in United States and other national government trade policies affecting the market for our services;
●	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;
●	Currency exchange rate fluctuations, devaluations and other conversion restrictions;
●	Restrictions on repatriating foreign profit back to the United States; and
●	Difficulties in staffing and managing international operations.

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

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed-price and unit-price contracts and the estimated revenue on MSA work for the next four quarters. Backlog is not a comprehensive indicator of future revenue. Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

While backlog may not be indicative of the revenue we expect to earn the following fiscal year, it is a potential indicator of future revenue; however, recognition of revenue from backlog does not necessarily ensure that the projects will be profitable. Poor project execution could impact profit from contracts included in backlog. For projects for which a loss is expected, future revenue will be recorded with no margin, which may reduce the overall margin percentage for work performed.

Our actual cost may be greater than expected in performing our fixed-price and unit-price contracts, causing us to realize significantly lower profit or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profit under fixed-price and unit-price contracts. The approximate portion of revenue generated from fixed-price contracts for the years 2019, 2018 and 2017 was 25.0%, 27.3% and 28.5%, respectively. The approximate portion of revenue generated from unit-price contracts for the years 2019, 2018 and 2017 was 41.5%, 38.8%, and 46.0%, respectively. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

●	Failure to properly estimate costs of engineering, materials, equipment or labor;
●	Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;
●	Project modifications not reimbursed by the client creating unanticipated costs;
●	Changes in the costs of equipment, materials, labor or subcontractors;
●	Our suppliers or subcontractors failure to perform;
●	Changes in local laws and regulations, and;
●	Delays caused by weather conditions.

As projects grow in size and complexity, multiple factors may contribute to reduced profit or losses, and depending on the size of the particular project, variations from the estimated contract costs could have a material adverse effect on our business.

Weather can significantly affect our revenue and profitability.

Our ability to perform work and meet customer schedules can be affected by weather conditions such as snow, ice, rain, and named storms. Weather may affect our ability to work efficiently and can cause project delays and additional costs. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

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

Although significant materials are often supplied by the customer, we use suppliers to provide some materials and equipment used for projects. If a supplier fails to provide supplies and equipment at the estimated price, fails to provide adequate amounts of supplies and equipment, fails to provide supplies or equipment that meet the project requirements, or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project. The additional cost or project delays could negatively impact project profitability.

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

One of our customers recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code; while the ultimate impact of this action is uncertain, it could adversely affect our financial condition, results of operations and cash flows.

On January 29, 2019, one of our utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2019, the utility customer comprised approximately 1.7% of our total accounts receivable. For the year ended December 31, 2019, the customer accounted for approximately 7.2% of our total revenue. Our exposure to diverse end markets limits the potential for any one client or job to have a material adverse impact on our operations. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction. During the year ended December 31, 2019, we recorded a loss of approximately $2.9 million related to the sale agreement. Additionally, we are continuing to perform services for the customer while the bankruptcy case is ongoing and the amounts billed for post-petition services continue to be collected in the ordinary course of the customer’s post-petition business. Although we do not currently expect a material impact to our financial performance as a result of this customer’s announcement, the failure to recover amounts due to us from this customer or any customer who enters bankruptcy could have a negative impact on our results of operations and cash flows, and the loss of a customer due to bankruptcy could have a negative impact on our financial condition, results of operations and cash flows.

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

Our contracts frequently require that we provide payment and performance bonds to our customers. Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time, or require the posting of additional collateral as a condition to issuing, or renewing bonds.

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce, the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for, or work on certain projects.

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

For many of our clients surety bonds provide an adequate form of security, but for some clients additional security in the form of a letter of credit may be required. While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit. Any such amount would be issued at the sole discretion of our lenders. Failure to provide a letter of credit when required by a client may result in our inability to compete for, win, or retain a project.

During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, and civil penalties, or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, our cash flows, and our business.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $500,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible/self-insured retention. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible of $400,000 per individual claim per year.

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

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects, or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages, or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our unionized workforce may commence work stoppages or impact our ability to complete certain acquisitions, which could adversely affect our operations.

As of December 31, 2019, approximately 41.0% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 53 collective bargaining agreements to which we are a party, 25 expire during 2020 and require renegotiation. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

Our collective bargaining agreements generally require that we participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980 (“MEPA”), may subject us to substantial liabilities under those plans if we withdraw from them, or if they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules for multiemployer plans that are classified as endangered, seriously endangered or critical status. For a plan in critical status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could adversely affect our financial condition or results of operations. For plans in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required. Participation in those plans with high funding levels could adversely affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

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

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of our executive officers, or other key personnel could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to retain our personnel. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions. If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could adversely affect our ability to operate and grow our business.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have an adverse effect on our business.

As part of our growth strategy, we intend to acquire companies that expand, complement or diversify our business. Acquisitions may expose us to operational challenges and risks, including, among others:

●	The diversion of management’s attention from the day-to-day operations of the combined company;
●	Managing a significantly larger company than before completion of an acquisition;
●	The assimilation of new employees and the integration of business cultures;
●	Training and facilitating our internal control processes within the acquired organization;
●	Retaining key personnel;
●	The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
●	Challenges in keeping existing customers and obtaining new customers;

●	Challenges in combining service offerings and sales and marketing activities;
●	The assumption of unknown liabilities of the acquired business for which there are inadequate reserves;
●	The potential impairment of acquired goodwill and intangible assets; and
●	The inability to enforce covenants not to compete.

Failure to effectively manage the integration process could adversely impact our business, financial condition, results of operations, and cash flows.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.

A significant portion of our contracts is built utilizing our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding, or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include the equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2019, our balance sheet included goodwill of $215.1 million and intangible assets of $69.8 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Any impairment of the goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2019, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission: Internal control—Integrated Framework (2013).

We have successfully completed the implementation of an integrated financial system in the majority of our operations. With the completion of the conversion from the previous system, virtually all of our operations use the same information platform, allowing us to establish more consistent financial and operational controls. While we plan to convert the remaining operations to the same platform in 2020, there can be no assurance that the conversion will be completed on schedule, which would mean continued use of manual processes and controls, which tend to increase the risk of control deficiencies.

There can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls, or the identification of material internal control deficiencies in acquisitions already made, or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements in the future.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 48.7 million were outstanding at December 31, 2019. While Nasdaq rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

In 2013, our stockholders adopted our 2013 Equity Incentive Plan (“Equity Plan”). The Equity Plan replaced a previous plan. The Equity Plan authorized the Board of Directors to issue equity awards totaling 2,526,275 shares of our common stock. Our current director compensation plan, our bonus incentive plan, and our management long-term incentive plan and any additional equity awards made will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

Delaware law and our charter documents may impede or discourage a takeover or change in control.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders. In addition, certain provisions of our Certificate of Incorporation and Bylaws also may impose an impediment, or discourage others from a takeover. These provisions include:

●	Stockholders may not act by written consent;
●	There are restrictions on the ability of a stockholder to call a special meeting, or nominate a director for election; and
●	Our Board of Directors can authorize the issuance of preferred shares.

These types of provisions may limit the ability of stockholders to obtain a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations. As of December 31, 2019, we owned 39 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2019, capital expenditures were approximately $94.5 million. Total construction equipment purchases in 2019 were $57.5 million

We believe the ownership of equipment is generally preferable to leasing to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower overall equipment costs. All equipment is subject to scheduled maintenance to help ensure reliability. Maintenance facilities exist at most of our regional offices, as well as on-site on major projects to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “PRIM”. We had outstanding 48,665,138 shares of common stock and 370 stockholders of record as of February 17, 2020. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

Dividends

The payment of dividends is contingent upon our revenue and earnings, capital requirements, and general financial conditions, as well as contractual restrictions and other considerations deemed to be relevant by the Board of Directors.

Repurchases of Securities

Share repurchase activity during the three months ended December 31, 2019 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	—	$—	—	$50,000,000
November 1, 2019 to November 30, 2019	—	$—	—	$50,000,000
December 1, 2019 to December 31, 2019	2,316,960	$21.58	2,316,960	$—
Total	2,316,960			$—
(1)	On October 31, 2019, our Board of Directors authorized a share repurchase program for the repurchase of up to $50.0 million of our outstanding common stock. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share. The repurchase was made pursuant to a Share Repurchase Agreement, a copy of which is filed as an exhibit hereto, which contains a “standstill” covenant prohibiting the former member of our Board of Directors from selling any additional shares of our Common Stock through May 26, 2020. As of December 31, 2019, we had repurchased all $50.0 million of common stock authorized under the share repurchase program.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during 2019.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2014, and in each quarter up through December 31, 2019. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock in the Peer Group, and in the S&P 500 as of December 31, 2014. All dividends were reinvested in additional shares of common stock. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2014 THROUGH DECEMBER 31, 2019

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions except per share data)
Statement of Operations Data:
Revenue	$3,106	$2,940	$2,380	$1,997	$1,929
Cost of revenue	2,775	2,614	2,102	1,796	1,709
Gross profit	331	326	278	201	220
Selling, general and administrative expense	190	182	170	139	152
Merger and related costs	—	13	2	1	—
Impairment of goodwill	—	—	—	3	—
Operating income	141	131	106	58	68
Other income (expense)	(23)	(17)	(1)	(9)	(7)
Income before provision for income taxes	118	114	105	49	61
Income tax provision	(34)	(26)	(28)	(21)	(24)
Net income	$84	$88	$77	$28	$37

Less net income attributable to noncontrolling interests	(2)	(10)	(5)	(1)	—
Net income attributable to Primoris	$82	$78	$72	$27	$37

Dividends per common share	$0.240	$0.240	$0.225	$0.220	$0.205

Earnings per share attributable to Primoris:
Basic	$1.62	$1.51	$1.41	$0.52	$0.71
Diluted	$1.61	$1.50	$1.40	$0.51	$0.71

Weighted average common shares outstanding:
Basic	50.8	51.4	51.5	51.8	51.6
Diluted	51.1	51.7	51.7	52.0	51.8

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$120	$151	$170	$136	$161
Accounts receivable, net	405	373	292	388	321
Total assets	1,830	1,594	1,256	1,171	1,132
Total current liabilities	670	622	455	450	416
Long-term debt, net of current portion	296	306	193	203	220
Stockholders’ equity	630	607	562	499	483

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers through our five segments: Power, Industrial, and Engineering (“Power”), Pipeline and Underground (“Pipeline”), Utilities and Distribution (“Utilities”), Transmission and Distribution (“Transmission”), and Civil. The structure of our reportable segments is generally focused on broad end-user markets for our services.

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, upgrades, repairs, outages, and maintenance services for entities in the petroleum and petrochemical industries, as well as traditional and renewable power generators.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

The Utilities segment operates primarily in California, the Midwest, the Atlantic Coast, and the Southeast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing natural gas utility distribution systems and pipeline integrity services for entities in the gas utility market.

The Transmission segment operates primarily in the Southeastern, Midwest, Atlantic Coast, and Gulf Coast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing electric utility transmission, substation, and distribution systems for entities in the electric utility market.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway construction, demolition, site work, soil stabilization, mass excavation, flood control, and drainage projects for entities in the petroleum and petrochemical industries, state and municipal departments of transportation, and airports.

We have longstanding customer relationships with major utility, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, as well as significant projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

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

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of construction services. We depend in part on spending by companies in the gas and electric utility industries, the energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We monitor our customers and their industries to assess the effect that changes in economic, market and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several years, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services in the near-term.

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services. The volatility in the price of oil, gas and liquid natural gas that occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, both in the near-term and the long-term. We have seen increased activity in our midstream operations, such as the construction of pipelines related to the oil shale formations, and the inspection, maintenance and repair of existing pipeline systems. We believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

We are also monitoring the impact of recently imposed domestic and foreign trade tariffs, which could raise the price of raw materials, such as steel, utilized on construction projects or delay the start of certain projects. The continuing changes in the regulatory environment may affect the demand for our services, either by increasing our work or delaying projects. For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. Renewable resources are also creating a demand for our construction and specialty services, such as the need for battery storage and the construction of solar power production facilities.

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For the year ended December 31, 2019, the customer accounted for approximately 7.2% of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the year ended December 31, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Consolidated Statements of Income related to the sale agreement. Additionally, we are continuing to perform services for the customer while the bankruptcy case is ongoing and the amounts billed for post-petition services continue to be collected in the ordinary course of the customer’s post-petition business.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $5.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

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

Contract modifications result from changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-

caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

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

At December 31, 2019, we had approximately $86.2 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $75.7 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2019.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded, but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

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

Under ASC 350, we can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary. For the majority of our reporting units, we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. For all other reporting units, we use the quantitative impairment test outlined in ASC 350, which compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill of the reporting unit.

There were no impairments of goodwill for the years ended December 31, 2019, 2018 and 2017.

Disruptions to our business, such as end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units and the divestiture of a significant component of a reporting unit, may result in our having to perform a goodwill impairment analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in future periods.

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

Tax Cuts and Jobs Act—On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affects our results. As a result of the Tax Act, we remeasured our deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million in the year ended December 31, 2017.

As a result of the Tax Act, new taxes were created on certain foreign earnings. Namely, U.S. shareholders are now subject to a current tax on global intangible low-taxed income (“GILTI”) earned by specified foreign subsidiaries. Available guidance related to GILTI provides for an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. The current tax impacts of GILTI are included in our effective tax rate.

As of December 31, 2018, our accounting for the Tax Act was complete. The provision for income taxes for the year ended December 31, 2018 included a $1.1 million increase from the completion of our provisional accounting for the effects of the Tax Act under Staff Accounting Bulletin 118.

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

Results of Operations

Consolidated Results

Revenue

2019 and 2018

Revenue for the year ended December 31, 2019 increased by $166.9 million, or 5.7%, compared to 2018. The increase was primarily due to incremental revenue in 2019 from the Willbros acquisition ($301.5 million), and organic growth in our Civil segment, partially offset by lower revenue in our Pipeline and Utilities segments.

2018 and 2017

Revenue for the year ended December 31, 2018 increased by $559.5 million, or 23.5%, compared to 2017. The increase was primarily due to incremental revenue in 2018 from acquisitions ($444.2 million combined), and organic growth in our Utilities, Power, and Pipeline segments, partially offset by lower revenue in our Civil segment.

Gross Profit

2019 and 2018

For the year ended December 31, 2019, gross profit increased by $5.2 million, or 1.6%, compared to 2018. The increase was primarily due to revenue growth, partially offset by a decrease in gross profit as a percentage of revenue. Gross profit as a percentage of revenue decreased to 10.7% in 2019 from 11.1% in the same period in 2018 due primarily to lower gross profit percentages for the Power and Transmission segments, mostly offset by significant improvement in the Civil segment.

2018 and 2017

For the year ended December 31, 2018, gross profit increased by $47.3 million, or 17.0%, compared to 2017. The increase was primarily due to incremental gross profit in 2018 from acquisitions ($48.5 million), and an increase in gross profit in our Power segment, partially offset by lower gross profit in our Pipeline segment. Gross profit as a percentage of revenue decreased to 11.1% in 2018 from 11.7% in 2017 due primarily to a lower gross profit percentage for the Pipeline segment, partially offset by improvement in the Power segment.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, and facility lease and utilities.

2019 and 2018

SG&A expenses were $190.1 million for the year ended December 31, 2019, an increase of $8.1 million, or 4.4% primarily due to $10.9 million of incremental expense from the Willbros acquisition and a $2.2 million increase in facility lease expense, partially offset by a $5.8 million decrease in compensation related expenses. SG&A expense as a percentage of revenue was comparable to 2018.

2018 and 2017

SG&A expenses were $182.0 million for the year ended December 31, 2018, an increase of $11.6 million, or 6.8% compared to 2017 primary due to $21.5 million of incremental expense from the businesses we acquired during 2018 and 2017. The overall increase was partially offset by a $4.4 million reduction in compensation related expenses, including discretionary incentive compensation and a $3.2 million decrease in legal fees. SG&A expense as a percentage of revenue for the year ended December 31, 2018 decreased to 6.2% compared to 7.2% for the year ended December 31, 2017 due to increased revenue.

Merger and related costs

2019 and 2018

No merger and related costs were incurred for the year ended December 31, 2019, compared to $13.3 million for year ended December 31, 2018, which consisted primarily of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

2018 and 2017

Merger and related costs were $13.3 million for the year ended December 31, 2018, compared to $1.8 million for the year ended December 31, 2017. The increase is primarily related to higher costs associated with the acquisition of Willbros.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Investment income	$—	$—	$5.8
Foreign exchange (loss) gain	(0.7)	0.7	0.2
Other income (expense), net	(3.1)	(0.8)	0.5
Interest income	0.9	1.7	0.6
Interest expense	(20.1)	(18.7)	(8.1)
Total other income (expense)	$(23.0)	$(17.1)	$(1.0)

Investment income for the year ended December 31, 2017 is related to a gain from a short-term investment in marketable equity securities. We purchased the securities in the third quarter of 2017 and sold the securities in the fourth quarter of 2017.

Foreign exchange (loss) gain in 2019, 2018 and 2017 is primarily related to currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Other expense for the year ended December 31, 2019 is primarily due to a $2.9 million loss related to the sale of a utility customer’s pre-petition accounts receivable to a financial institution.

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

Interest income is derived from interest earned on excess cash invested primarily in short term U.S. Treasury bills, backed by the federal government and money market accounts held at high credit quality financial institutions.

Interest expense increased in 2019 compared to the same period in 2018 due primarily to higher average debt balances in 2019. In addition, we had a $3.6 million unrealized loss on the change in the fair value of our interest rate swap agreement during the year ended December 31, 2019, compared to $2.8 million in 2018. These amounts were partially offset by $2.3 million of additional interest during the year ended December 31, 2018, related to the early extinguishment of the Senior Notes (as defined below).

Interest expense increased in 2018 compared to the same period in 2017 due to higher average debt balances and weighted average interest rates in 2018 and a $2.8 million unrealized loss on the change in the fair value of our interest rate swap agreement in 2018. In addition, we recognized an additional $2.3 million of interest in 2018 related to the early extinguishment of the Senior Notes (as defined below).

The weighted average interest rate on total debt outstanding at December 31, 2019, 2018 and 2017 was 4.0%, 4.1% and 3.0%, respectively.

Provision for income taxes

Our provision for income taxes increased $8.0 million to $33.8 million for 2019 compared to 2018. This increase was primarily due to a combination of increased pre-tax profits in 2019 and a decrease in the amount of investment tax credits generated in 2019. The 2019 effective tax rate on income including noncontrolling interests was 28.7%. The 2019 effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.1%.

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

Segment Results

Power Segment

Revenue and gross profit for the Power segment for the years ending December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Power Segment
Revenue	$729.3		$694.0		$606.1
Gross profit	$76.1	10.4%	$109.8	15.8%	$65.7	10.8%

2019 and 2018

Revenue increased by $35.3 million, or 5.1%, during 2019 compared to 2018. The increase is primarily due to an additional solar project in West Texas in 2019 ($96.4 million) and the acquisition of Willbros in June of 2018 ($89.7 million). The overall increase was partially offset by the substantial completion of our Carlsbad joint venture project and refinery projects in Southern California in 2018 ($145.9 million combined).

Gross profit decreased by $33.7 million, or 30.7%, during 2019 compared to 2018 due primarily to a $17.4 million settlement in 2018 of a disputed receivable and higher costs in 2019 associated with two industrial projects. Gross profit as a percentage of revenue decreased to 10.4% in 2019 compared to 15.8% in 2018 primarily due to the reasons noted above and a strong performance and favorable margins realized by our Carlsbad joint venture project in 2018.

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

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$505.2		$590.9		$465.6
Gross profit	$61.6	12.2%	$66.6	11.3%	$92.1	19.8%

2019 and 2018

Revenue decreased by $85.7 million, or 14.5%, during 2019 compared to 2018. The decrease is primarily due to reduced activity on major pipeline projects in the Mid-Atlantic and West Texas that began in 2018 ($181.9 million combined), partially offset by increased pipeline maintenance, facility construction and specialty services activity ($108.2 million).

Gross profit decreased by $5.0 million, or 7.5%, during 2019 compared to 2018 due to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 12.2% in 2019 compared to 11.3% in 2018 primarily due to the favorable impact from the closeout of multiple pipeline projects in 2019.

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

Gross profit as a percentage of revenue decreased to 11.3% in 2018 compared to 19.8% in 2017. The decrease is due to the good weather conditions in 2017 noted above, which is not common and not expected to occur again in the future. Gross profit as a percentage of revenue experienced in 2018 is consistent with our expectations for the pipeline segment.

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$886.5		$902.8		$806.5
Gross profit	$116.6	13.2%	$111.8	12.4%	$113.0	14.0%

2019 and 2018

Revenue decreased by $16.3 million, or 1.8%, during 2019 compared to 2018 primarily due to net decreased activity with three major utility customers in California ($30.7 million combined), partially offset by increased activity with utility customers in the Midwest.

Gross profit increased $4.8 million, or 4.3%, during 2019 compared to 2018 due to higher margins, partially offset by lower revenue. Gross profit as a percent of revenue increased to 13.2% in 2019 compared to 12.4% in 2018 primarily due to a favorable mix of projects in 2019, and the impact of a client delay and unfavorable weather conditions experienced by a major utility customer in the Midwest in 2018.

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

Transmission Segment

Revenue and gross profit for the Transmission segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Transmission Segment
Revenue	$497.3		$286.8		$—
Gross profit	$22.6	4.5%	$31.9	11.1%	$—	—

The Transmission segment was created in connection with the acquisition of Willbros. Revenue and gross profit for the year ended December 31, 2018 represent results from June 1, 2018, the acquisition date, to December 31, 2018.

Revenue increased by $210.5 million during 2019 compared 2018 primarily due to the Willbros acquisition in June 2018, resulting in twelve months of revenue recognized in 2019 compared to seven months in 2018.

Gross profit decreased $9.3 million, or 29.2%, during 2019 compared to 2018 primarily due to lower margins on expiring MSAs, higher than expected equipment costs, and labor productivity issues. Gross profit as a percentage of revenue decreased to 4.5% in 2019 compared to 11.1% in 2018, primarily due to reduced revenue on higher margin storm work, unusually severe weather conditions experienced in certain regions in 2019, upfront costs to expand our operations, and relocation costs to move crews to other service areas in 2019. In addition, the segment experienced strong performance on a major project in the Southeast that completed in 2018.

Civil Segment

Revenue and gross profit for the Civil segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Civil Segment
Revenue	$488.0		$465.0		$501.8
Gross profit	$54.0	11.1%	$5.6	1.2%	$7.6	1.5%

2019 and 2018

Revenue increased by $23.0 million, or 4.9%, during 2019 compared to 2018. The increase is primarily due to a project with a major refining customer and a methanol plant project that both began in 2019 ($38.1 million combined), and higher Louisiana Department of Transportation (“DOT”) volumes. The overall increase was partially offset by lower Texas DOT volumes.

Gross profit increased by $48.4 million during 2019 compared to 2018 primarily due to a favorable impact from the resolution of claims associated with three of the Belton area projects in 2019, increases from expected claim recovery on the remaining two Belton area projects, and higher costs on an airport project in 2018. Gross profit as a percentage of revenue increased to 11.1% in 2019 compared to 1.2% in 2018 due primarily to the reasons noted above.

Revenue at the five Belton area projects was $70.7 million for the year ended December 31, 2019, representing 14.5% of total Civil revenue. During the year ended December 31, 2019, gross profit at the five Belton area jobs was $29.6 million. As of December 31, 2019, all of the Belton area projects are substantially complete.

At December 31, 2019, we had approximately $28.2 million of unapproved contract modifications included in the aggregate transaction prices associated with the remaining Belton area projects, all of which had been recognized as revenue on a cumulative catch-up basis through December 31, 2019.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. At December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $35.8 million, and available borrowing capacity was $164.2 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $120.3 million at December 31, 2019 compared to $151.1 million at December 31, 2018. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity needs, we do not consider cash and cash equivalents held by our consolidated VIEs.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. In 2019, we spent approximately $94.5 million for capital expenditures, which included $57.5 million for construction equipment. For 2019, the amount of depreciation, amortization and equipment sales proceeds was approximately $114.0 million. Capital expenditures are expected to total $50.0 to $60.0 million for 2020.

Cash Flows

Cash flows during the years ended December 31, 2019, 2018 and 2017 are summarized as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Change in cash:
Net cash provided by operating activities	$118.0	$126.8	$188.9
Net cash used in investing activities	(65.9)	(209.1)	(131.4)
Net cash (used in) provided by financing activities	(83.3)	63.9	(22.9)
Effect of exchange rate changes	0.4	(0.9)	—
Net change in cash and cash equivalents	$(30.8)	$(19.3)	$34.6

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
Operating Activities:
Net income	$84.1	$87.6	$76.9
Depreciation and amortization	85.4	79.2	66.3
Changes in assets and liabilities	(41.5)	(38.0)	54.1
Other	(10.0)	(2.0)	(8.4)
Net cash provided by operating activities	$118.0	$126.8	$188.9

2019 and 2018

Net cash provided by operating activities for 2019 was $118.0 million, a decrease of $8.8 million compared to 2018. The change year over year was primarily due to a decrease in net income and an unfavorable impact from the changes in assets and liabilities.

The significant components of the $41.5 million change in assets and liabilities for the year ended December 31, 2019 are summarized as follows:

●	Accounts payable and accrued liabilities decreased by $36.8 million from December 31, 2018, due to the timing of payments;

●	Accounts receivable increased by $28.2 million from December 31, 2018, due primarily to the timing of billing our customers and increased revenue; and

●	Contract assets decreased by $19.7 million from December 31, 2018, primarily due to decreases in contract materials not yet installed and retention receivable;

2018 and 2017

Net cash provided by operating activities for 2018 was $126.8 million, a decrease of $62.1 million compared to 2017. The change year over year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $38.0 million change in assets and liabilities for the year ended December 31, 2018 are summarized as follows:

●	Contract assets increased by $67.6 million from December 31, 2017, primarily due to higher unbilled revenue;

●	Contract liabilities decreased by $43.8 million from December 31, 2017, primarily due to lower deferred revenue;

●	Accounts payable and accrued liabilities increased by $38.3 million from December 31, 2017, due to the timing of payments; and

●	Accounts receivable decreased by $20.9 million from December 31, 2017, reflecting successful collection efforts during 2018, including the collection of the $32.9 million disputed receivable discussed in “Receivable Collection Actions” below.

Investing activities

Net cash used in investing activities was $65.9 million, $209.1 million, and $131.4 million in the years ended December 31, 2019, 2018 and 2017, respectively.

We purchased property and equipment for $94.5 million, $110.2 million and $79.8 million in the years ended December 31, 2019, 2018 and 2017, respectively, principally for our construction activities and facilities investment. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $28.6 million, $11.7 million and $8.7 million for 2019, 2018 and 2017, respectively.

During 2018, we used $110.6 million for the acquisition of Willbros. During 2017, we used $66.2 million for acquisitions, primarily related to FGC and Coastal.

In connection with the acquisition of Willbros, we agreed to provide, at our discretion, up to $20.0 million in secured bridge financing to support Willbros’ working capital needs through the closing date. In March 2018 and May 2018, we provided $10.0 million and $5.0 million, respectively, in secured bridge financing to Willbros. The $15.0 million was repaid to us in its entirety on June 1, 2018.

During 2017, we invested $13.6 million in short-term investments, and sold short-term investments amounting to $19.4 million. We did not purchase or sell any short-term investments during 2019 or 2018. Short-term investments consisted primarily of marketable equity securities.

Financing activities

Financing activities used cash of $83.3 million in 2019, which was primarily due to the following:

●	Proceeds from the issuance of debt secured by our equipment and real estate of $55.0 million;
●	Repayment of long-term debt of $72.1 million;
●	Repurchase of common stock of $50.0 million;
●	Dividend payments to our stockholders of $12.2 million; and
●	Cash distributions to noncontrolling interest holders of $3.5 million.

Financing activities provided cash of $63.9 million in 2018, which was primarily due to the following:

●	Proceeds from the issuance of a term loan of $220.0 million;
●	Proceeds from the issuance of debt secured by our equipment and real estate of $36.0 million;
●	Repayment of long-term debt of $145.7 million;
●	Repurchase of common stock of $20.0 million;
●	Cash distributions to noncontrolling interest holders of $13.1 million; and
●	Dividend payments to our stockholders of $12.3 million.

Financing activities used cash of $22.9 million in 2017, which was primarily due to the following:

●	Proceeds from the issuance of debt secured by our equipment of $55.0 million;
●	Repayment of long-term debt of $61.8 million;
●	Dividend payments to our stockholders of $11.3 million; and
●	Repurchase of common stock of $5.0 million.

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

At December 31, 2019, commercial letters of credit outstanding were $35.8 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $164.2 million at December 31, 2019.

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

We were in compliance with the covenants for the Credit Agreement at December 31, 2019.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.886% per annum, in each case plus an applicable margin, which was 1.75% at December 31, 2019.

Senior Secured Notes and Shelf Agreement

On December 28, 2012, we entered into a $50.0 million Senior Secured Notes purchase agreement (“Senior Secured Notes”) and a $25.0 million private shelf agreement (the “Notes Agreement”) by and among us, The Prudential Investment Management, Inc. and certain Prudential affiliates (the “Noteholders”). On June 3, 2015, the Notes Agreement was amended to provide for the issuance of additional notes of up to $75.0 million over the three year period ending June 3, 2018 (“Additional Senior Notes” and together with the Senior Secured Notes, the “Senior Notes”).

The Senior Notes were funded in three tranches of $50.0 million on December 28, 2012, $25.0 million on July 25, 2013, and $25.0 million on November 9, 2015, and bore interest at annual rates of 3.65%, 3.85%, and 4.60%, respectively, paid quarterly in arrears.

On July 9, 2018, we used a portion of the proceeds from the Term Loan to pay off and extinguish all of the Senior Notes, which resulted in a prepayment penalty recognized in 2018 of $2.3 million.

Canadian Credit Facility

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2019, commercial letters of credit outstanding were $0.6 million in Canadian dollars, and the available borrowing capacity was $3.4 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2019, OnQuest Canada, ULC was in compliance with the covenant.

Contractual Obligations

As of December 31, 2019, we had $352.1 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2019 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$352.1	$55.6	$82.8	$179.6	$34.1
Interest on long-term debt (1)	47.3	13.3	21.9	7.2	4.9
Operating leases	264.5	81.9	116.2	56.2	10.2
	$663.9	$150.8	$220.9	$243.0	$49.2
Letters of credit	$36.2	$36.2	$—	$—	$—
(1)

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2019, including the impact of our interest rate swap.

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

●	At December 31, 2019, we had letters of credit outstanding of $36.2 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2019, we had $648.6 million in outstanding bonds, based on the remaining contract value to be recognized on bonded jobs. We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. We currently do not anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Receivable Collection Actions

As do all construction contractors, we negotiate payments with our customers from time to time, and we may encounter delays in receiving payments from our customers. We had been engaged in dispute resolution to collect money we believe we were owed for a construction project completed in 2014. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We initiated litigation against the sureties who had provided lien and stop payment release bonds for the total amount owed. During 2018, we settled with the sureties and collected the $32.9 million receivable, which resulted in recognizing revenue of approximately $18.1 million and gross profit of approximately $17.4 million.

2020 Outlook

We have seen and continue to anticipate potential changes to the previously stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects. While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we continue to see preliminary bidding activity for numerous gas, oil and derivatives projects. We believe that we have the financial and operational strength to meet either short-term delays, or the impact of significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current view of the outlook for our major end markets is as follows:

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines —We expect that the volatility in the price of oil could reduce activities in most, if not all of the shale basins until a higher oil price is sustained. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services. As a result, any midstream work could be reduced or delayed for the near term. However, if production from the shale formations continues to increase in the near term, the current capacity limitations between production and processing locations would provide opportunities for our Pipeline segment. For example, the efforts by gas utilities and midstream companies to move shale gas from the Marcellus region to the Atlantic states and the Gulf Coast could continue to provide significant opportunity over the next 2-3 years.

●	Inspection, maintenance and replacement of gas utility infrastructure —We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment, in California, the Midwest, and the Atlantic coast. We also expect that ongoing gas utility repair and maintenance opportunities will continue to grow.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the U.S. to grow over the long term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. Renewables will require transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these opportunities, as well as ongoing electric utility repair and maintenance opportunities to benefit our Transmission segment.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that environmental concerns in California over gas fired power plants may impact the timing and location of near-term construction opportunities in that state. We believe that based on continuing population growth, the intermittency of renewable power resources, and the environmental requirements limiting using ocean water for cooling, power plants will be needed in spite of vocal opposition to “non-green” sources. In addition, the current low price of natural gas could result in the replacement of coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Power segment.

●	Construction of alternative energy facilities, solar power facilities, wind farms, battery storage — We anticipate continued engineering and construction opportunities as state governments, investors and utilities remain committed to renewable power standards, primarily benefitting our Power segment.

●	Transportation infrastructure construction opportunities — We believe that the passing of longer-term highway funding by the federal government in 2015, results of the 2016 federal election, and voter approval of highway funding proposition 7 in Texas, will continue to provide opportunity for our heavy civil group, especially in the state of Texas. We expect that opportunities in the Louisiana market may improve, but will remain at lower levels than in Texas, except for specific programs. This market solely impacts the operations of our Civil segment.

●	Liquefied Natural Gas Facilities (“LNG”) —We believe the LNG opportunities for rail, barge, and other transportation needs will continue to grow, although such growth may be at a slow pace. This market will primarily impact our Civil and Power segments. We further believe the existing large-scale LNG export facilities currently being planned will require services that will benefit our field services business within the Pipeline segment.

Please note that our 2020 outlook and 2020 financial results could be adversely impacted by many factors including those discussed in Item 1A “Risk Factors” in this Annual Report on Form 10-K. This “2020 Outlook” consists of forward-looking statements and should be read in conjunction with the section entitled “Forward-Looking Statements”

at the beginning of this Annual Report on Form 10-K, which contains cautionary language about forward-looking statements.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts for which we have known revenue amounts for fixed-price and unit-price contracts (“Fixed Backlog”), and (2) the estimated revenue on MSA work for the next four quarters (“MSA Backlog”). We normally do not include time and equipment, time and materials and cost reimbursable plus fee contracts in the calculation of backlog, since their final revenue amount is difficult to estimate in advance. However, we will include these types of contracts in backlog if the customer specifies an anticipated revenue amount.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2019, 2018 and 2017 were as follows, (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Power	$245.3	$698.9	$542.9	$401.3			$186.4			$729.3
Pipeline	672.5	461.4	390.5	743.4			114.7			505.2
Utilities	31.1	236.6	231.1	36.6			655.4			886.5
Transmission	21.5	97.0	95.5	23.0			401.8			497.3
Civil	505.6	523.1	473.6	555.1			14.4			488.0
Total	$1,476.0	$2,017.0	$1,733.6	$1,759.4			$1,372.7			$3,106.3

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2017	Fixed Backlog	Fixed Backlog	2018	00	00	Backlog Projects	00	00	2018
Power	$382.2	$416.0	$552.9	$245.3			$141.1			$694.0
Pipeline	777.7	438.6	543.8	672.5			47.1			590.9
Utilities	58.7	175.2	202.8	31.1			700.0			902.8
Transmission	—	68.1	(1) 46.6	21.5			240.2			286.8
Civil	606.0	354.3	454.7	505.6			10.3			465.0
Total	$1,824.6	$1,452.2	$1,800.8	$1,476.0			$1,138.7			$2,939.5
(1)	Includes backlog acquired from the Willbros acquisition.

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for 12 months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2016	Fixed Backlog	Fixed Backlog	2017	00	00	Backlog Projects	00	00	2017
Power	$469.6	$464.7	$552.1	$382.2			$54.0			$606.1
Pipeline	1,019.4	194.1	435.8	777.7			29.8			465.6
Utilities	31.5	252.4	225.2	58.7			581.3			806.5
Civil	605.9	493.0	492.9	606.0			8.9			501.8
Total	$2,126.4	$1,404.2	$1,706.0	$1,824.6			$674.0			$2,380.0

Revenue recognized from non-Fixed Backlog projects shown above is primarily generated by MSA projects along with projects completed under time and equipment, time and materials and cost reimbursable plus fee contracts or are revenue from the sale of construction materials, such as rock or asphalt to outside third parties or sales of water services.

At December 31, 2019, our total Fixed Backlog was $1.76 billion, representing an increase of $283.4 million, or 19.2%, from $1.48 billion as of December 31, 2018.

MSA Backlog

The following table outlines historical MSA revenue for the twelve months ending December 31, 2019, 2018 and 2017 (in millions):

Year:	MSA Revenue
2019	$1,356.5
2018	1,128.6
2017	665.3

MSA Backlog includes anticipated MSA revenue for the next twelve months.  We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2019, 2018 and 2017 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2019	2018	2017
Power	$114.1	$121.8	$40.8
Pipeline	118.9	30.3	35.3
Utilities	737.4	751.6	680.5
Transmission	444.0	380.0	—
Civil	3.7	—	18.2
Total	$1,418.1	$1,283.7	$774.8

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2019, 2018 and 2017 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2019	2018	2017
Power	$515.4	$367.1	$423.0
Pipeline	862.3	702.8	813.0
Utilities	774.0	782.7	739.2
Transmission	467.0	401.5	—
Civil	558.8	505.6	624.2
Total	$3,177.5	$2,759.7	$2,599.4

We expect that during 2020, we will recognize as revenue approximately 76% of the total backlog at December 31, 2019, comprised of backlog of approximately: 88% of the Power segment; 42% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment and 62% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation. The backlog estimates include amounts from estimated MSAs, but our customers are not contractually obligated to purchase an amount of services from us under the

MSAs. Any of our contracts, MSAs, fixed-price or unit-price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but typically we have no contractual right to the total revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues. Future revenue from projects completed under time and material and cost reimbursable plus fee contracts may not be included in our estimated backlog amount.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors. During the years ended December 31, 2019, 2018 and 2017, inflation did not have a material impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to risks related to market conditions. These risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. We seek to manage these risks through the use of financial derivative instruments. These instruments have in the past included interest rate swaps and may in the future include foreign currency exchange contracts and interest rate swaps.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2019, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2019, $152.6 million of our variable rate debt outstanding was economically hedged and the remaining $50.9 million was unhedged. Based on our variable rate debt outstanding as of December 31, 2019, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

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
1.Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2019 and 2018 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2019, 2018 and 2017.
2.Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.Notes to the consolidated financial statements in part (A)(1) above.
4.List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

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

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006)

Exhibit 4.2	Description of Registrant’s Securities (*)

Exhibit 10.1

2008 Long-Term Equity Incentive Plan (incorporated by reference to Annex C to our Registration Statement on Form S-4/A (Amendment No. 4) (File No. 333-150343), as filed with the SEC on July 9, 2008) (#)

Exhibit 10.2	2013 Equity Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2013) (#)

Exhibit No.	Description

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

Exhibit 10.5

Second Amendment to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2018)

Exhibit 10.6

Credit Agreement, dated December 28, 2012, by and among Primoris Services Corporation and The PrivateBank and Trust Company, The Bank of the West and IBERIABANK Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.7

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

Exhibit 10.9

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

Exhibit No.	Description

Exhibit 10.11

Note Purchase and Private Shelf Agreement, dated December 28, 2012, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2013)

Exhibit 10.12

Confirmation of Acceptance Agreement, dated June 13, 2013, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and certain Prudential affiliates pursuant to the Note Purchase and Private Shelf Agreement, dated December 28, 2012 and five 3.85% Senior Secured Notes, Series B, due July 25, 2023 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2013)

Exhibit 10.13

Third Letter Amendment to Shelf Agreement, dated as of June 3, 2015, by and among Primoris Services Corporation and Prudential Investment Management, Inc. and each other Holder (as defined in the Shelf Agreement). (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 9, 2015)

Exhibit 10.14

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.15

Agreement for Services, dated July 1, 2019, by and among Primoris Services Corporation and Brian Pratt. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 6, 2019) (#)

Exhibit 10.16	Agreement for Services, dated January 1, 2020, by and among Primoris Services Corporation and David King. (*) (#)

Exhibit 10.17

Employment Agreement, dated November 4, 2019, by and among Primoris Services Corporation and Thomas McCormick. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 5, 2019) (#)

Exhibit 10.18

Employment Agreement, dated April 1, 2019, by and among Primoris Services Corporation and John F. Moreno, Jr. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 7, 2019) (#)

Exhibit 10.19

Share Repurchase Agreement, dated December 10, 2019, by and among Primoris Services Corporation, Brian Pratt and the other Sellers thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019)

Exhibit 14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K, as filed with the SEC on March 11, 2010)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP (*)

Exhibit No.	Description

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

Exhibit 101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

Exhibit 101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

Exhibit 101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

Exhibit 101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
(**)

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primoris Services Corporation (Registrant)

Date:	February 24, 2020	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Peter C. Brown	Director
Peter C. Brown

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:	/s/ Robert A. Tinstman	Director
Robert A. Tinstman

By:	/s/ Thomas E. Tucker	Director
Thomas E. Tucker

Date:	February 24, 2020

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principles

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019, and as discussed in Note 5, the Company changed its method of accounting for revenue recognition in 2018.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Contract cost and variable consideration estimates: As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated contract revenues and costs of revenue were $3,106 million and $2,775 million, respectively, for the year ended December 31, 2019. A substantial portion of revenue is derived from contracts that are fixed-price or unit-price and is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. As disclosed by management, changes in these estimates could have a significant impact on the amount of revenue recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Based on the significant judgement required by management and high degree of subjectivity involved in the determination of both estimated costs to complete a contract and variable consideration, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenue to be recognized.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration (including contract modifications, volume discounts, performance bonuses, and incentive fees).
•	Tested a selection of unit-priced and fixed priced contracts, focusing on risk based characteristics. Evaluated the reasonableness of the assumptions and judgments underlying the accounting for these significant contracts as follows:
o	Inquired with and inspected questionnaires prepared by project managers to understand the status of the contract, changes from prior years, key assumptions underlying the revenue and costs, and the existence of any claims or litigation and corroborating such information with other key personnel.
o	Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin at year end. We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost detail with supporting third-party evidence.
o	Tested management’s estimation process by performing lookback analyses at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates.
o	Tested management’s process for determining contingent costs included in contract estimates and evaluated the reasonableness of the contingency factors utilized.
o	Evaluated the appropriateness of the Company’s inclusion or exclusion of variable consideration from the work-in-process schedule in the selection of contracts

/s/ Moss Adams LLP

San Diego, California

February 24, 2020

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$120,286	$151,063
Accounts receivable, net	404,911	372,695
Contract assets	344,806	364,245
Prepaid expenses and other current assets	42,704	36,444
Total current assets	912,707	924,447
Property and equipment, net	375,888	375,884
Operating lease assets	242,385	—
Deferred tax assets	1,100	1,457
Intangible assets, net	69,829	81,198
Goodwill	215,103	206,159
Other long-term assets	13,453	5,002
Total assets	$1,830,465	$1,594,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,972	$249,217
Contract liabilities	192,397	189,539
Accrued liabilities	183,501	117,527
Dividends payable	2,919	3,043
Current portion of long-term debt	55,659	62,488
Total current liabilities	670,448	621,814
Long-term debt, net of current portion	295,642	305,669
Noncurrent operating lease liabilities, net of current portion	171,225	—
Deferred tax liabilities	17,819	8,166
Other long-term liabilities	45,801	51,515
Total liabilities	1,200,935	987,164
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 48,665,138 and 50,715,518 issued and outstanding at December 31, 2019 and 2018, respectively	5	5
Additional paid-in capital	97,130	144,048
Retained earnings	531,291	461,075
Accumulated other comprehensive income (loss)	76	(908)
Noncontrolling interest	1,028	2,763
Total stockholders’ equity	629,530	606,983
Total liabilities and stockholders’ equity	$1,830,465	$1,594,147

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$3,106,329	$2,939,478	$2,379,995
Cost of revenue	2,775,403	2,613,741	2,101,561
Gross profit	330,926	325,737	278,434
Selling, general and administrative expenses	190,051	182,006	170,372
Merger and related costs	—	13,260	1,774
Operating income	140,875	130,471	106,288
Other income (expense):
Investment income	—	—	5,817
Foreign exchange (loss) gain	(690)	688	253
Other income (expense), net	(3,134)	(808)	484
Interest income	955	1,753	587
Interest expense	(20,097)	(18,746)	(8,146)
Income before provision for income taxes	117,909	113,358	105,283
Provision for income taxes	(33,812)	(25,765)	(28,433)
Net income	84,097	87,593	76,850

Less net income attributable to noncontrolling interests	(1,770)	(10,132)	(4,496)

Net income attributable to Primoris	$82,327	$77,461	$72,354

Dividends per common share	$0.240	$0.240	$0.225

Earnings per share:
Basic	$1.62	$1.51	$1.41
Diluted	$1.61	$1.50	$1.40

Weighted average common shares outstanding:
Basic	50,784	51,350	51,481
Diluted	51,084	51,670	51,741

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$84,097	$87,593	$76,850
Other comprehensive income, net of tax:
Foreign currency translation adjustments	984	(908)	—
Comprehensive income	85,081	86,685	76,850
Less net income attributable to noncontrolling interests	(1,770)	(10,132)	(4,496)
Comprehensive income attributable to Primoris	$83,311	$76,553	$72,354

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Non	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2016	51,576,442	$5	$162,128	$335,218	$—	$1,219	$498,570
Net income	—	—	—	72,354	—	4,496	76,850
Issuance of shares to employees and directors	88,661	—	2,210	—	—	—	2,210
Amortization of Restricted Stock Units	—	—	1,126	—	—	—	1,126
Dividend equivalent Units accrued - Restricted Stock Units	—	—	37	(37)	—	—	—
Repurchase of stock	(216,350)	—	(4,999)	—	—	—	(4,999)
Dividends	—	—	—	(11,574)	—	—	(11,574)
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$—	$5,715	$562,183
Net income	—	—	—	77,461	—	10,132	87,593
Foreign currency translation adjustments, net of tax	—	—	—	—	(908)	—	(908)
Issuance of shares to employees and directors	91,911	—	2,245	—	—	—	2,245
Amortization of Restricted Stock Units	—	—	1,253	—	—	—	1,253
Dividend equivalent Units accrued - Restricted Stock Units	—	—	48	(48)	—	—	—
Repurchase of stock	(825,146)	—	(20,000)	—	—	—	(20,000)
Distribution of noncontrolling entities	—	—	—	—	—	(13,084)	(13,084)
Dividends	—	—	—	(12,299)	—	—	(12,299)
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075	$(908)	$2,763	$606,983
Net income	—	—	—	82,327	—	1,770	84,097
Foreign currency translation adjustments, net of tax	—	—	—	—	984	—	984
Issuance of shares to employees and directors	144,261	—	2,998	—	—	—	2,998
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—	—	—	(1,519)
Amortization of Restricted Stock Units	—	—	1,579	—	—	—	1,579
Dividend equivalent Units accrued - Restricted Stock Units	—	—	24	(24)	—	—	—
Repurchase of common stock from a related party	(2,316,960)	—	(50,000)	—	—	—	(50,000)
Distribution of noncontrolling entities	—	—	—	—	—	(3,505)	(3,505)
Dividends declared	—	—	—	(12,087)	—	—	(12,087)
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291	$76	$1,028	$629,530

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$84,097	$87,593	$76,850
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation	74,031	67,948	57,614
Amortization of intangible assets	11,369	11,302	8,689
Intangible asset impairment	—	—	477
Stock-based compensation expense	1,579	1,253	1,126
Gain on short-term investments	—	—	(5,817)
Gain on sale of property and equipment	(11,947)	(3,556)	(4,434)
Other non-cash items	320	275	203
Changes in assets and liabilities:
Accounts receivable	(28,240)	20,912	60,739
Contract assets	19,677	(67,593)	(32,137)
Other current assets	(7,248)	(2,278)	7,507
Net deferred tax liabilities (assets)	13,947	17,155	3,741
Other long-term assets	1,249	244	28
Accounts payable	(13,894)	32,323	(30,547)
Contract liabilities	(1,221)	(43,801)	42,610
Operating lease assets and liabilities, net	(3,191)	—	—
Accrued liabilities	(22,924)	5,933	1,915
Other long-term liabilities	377	(895)	378
Net cash provided by operating activities	117,981	126,815	188,942
Cash flows from investing activities:
Purchase of property and equipment	(94,494)	(110,189)	(79,782)
Issuance of a note receivable	—	(15,000)	—
Proceeds from a note receivable	—	15,000	—
Proceeds from sale of property and equipment	28,621	11,657	8,736
Purchase of short-term investments	—	—	(13,588)
Sale of short-term investments	—	—	19,405
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(110,620)	(66,205)
Net cash used in investing activities	(65,873)	(209,152)	(131,434)
Cash flows from financing activities:
Borrowings under revolving line of credit	212,880	190,000	—
Payments on revolving line of credit	(212,880)	(190,000)	—
Proceeds from issuance of long-term debt	55,008	255,967	55,000
Repayment of long-term debt	(72,077)	(145,726)	(61,816)
Proceeds from issuance of common stock purchased under a long-term incentive plan	1,804	1,498	1,148
Payment of taxes on conversion of Restricted Stock Units	(1,519)	—	—
Payment of contingent earnout liability	—	(1,200)	—
Cash distribution to noncontrolling interest holders	(3,505)	(13,084)	—
Repurchase of common stock from a related party	(50,000)	—	—
Repurchase of common stock	—	(20,000)	(4,999)
Dividends paid	(12,211)	(12,343)	(11,326)
Other	(784)	(1,173)	(953)
Net cash (used in) provided by financing activities	(83,284)	63,939	(22,946)
Effect of exchange rate changes on cash and cash equivalents	399	(924)	—
Net change in cash and cash equivalents	(30,777)	(19,322)	34,562
Cash and cash equivalents at beginning of the year	151,063	170,385	135,823
Cash and cash equivalents at end of the year	$120,286	$151,063	$170,385

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$16,155	$16,105	$7,965
Cash paid for income taxes, net	$16,647	$14,246	$25,984
Leased assets obtained in exchange for new operating leases	$154,807	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2019	2018	2017
Dividends declared and not yet paid	$2,919	$3,043	$3,087

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers through our five segments.

We have longstanding customer relationships with major utility, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A substantial portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

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

Seasonality — Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

Variability — Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $5.0 million. We also perform large construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Goodwill and other intangible assets—We account for goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other”. Under ASC 350, goodwill is subject to an annual impairment test, which we perform as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist. The impairment review is performed at the reporting unit level for those units with recorded goodwill. For the majority of our reporting units, we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. For all other reporting units, we use the quantitative impairment test outlined in ASC 350, which compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill of the reporting unit.

Income tax—Current income tax expense is the amount of income taxes expected to be paid for the financial results of the current year. A deferred tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting bases and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC 740, “Income Taxes”. The difference between a tax position taken or expected to be taken on our income tax returns and the benefit recognized in our financial statements is referred to as an unrecognized tax benefit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

As a result of the Tax Cuts and Jobs Act (the “Tax Act”) new taxes were created on certain foreign earnings. Namely, U.S. shareholders are now subject to a current tax on global intangible low-taxed income (“GILTI”) earned by specified foreign subsidiaries. Available guidance related to GILTI provides for an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. The current tax impacts of GILTI are included in our effective tax rate.

Staff Accounting Bulletin (“SAB”) 118 provided guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allowed companies to record provisional estimates of the impact of the Tax Act during a one year “measurement period” from the December 22, 2017 enactment date, similar to that used when accounting for business combinations. As a result of the Tax Act, we remeasured deferred tax assets and liabilities using the newly enacted tax rates and recorded a one-time net tax benefit of $9.4 million as a provisional estimate under SAB 118 in the year ended December 31, 2017. As of December 31, 2018, our accounting for the Tax Act was complete. The provision for income taxes for the year ended December 31, 2018 included a $1.1 million increase from the completion of our provisional accounting for the effects of the Tax Act under SAB 118. The increase was due to $0.6 million of additional expense associated with foreign tax credits, net of associated valuation allowances, and $0.5 million of additional expense related to the corporate tax rate change impact on return-to-provision adjustments, primarily for depreciation.

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

Partnerships and joint ventures — We are periodically a member of a partnership or a joint venture.  These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  Our ownership can vary from a small noncontrolling ownership to a significant ownership interest.  We evaluate each partnership or joint venture to determine whether the entity is considered a VIE as defined in ASC 810, “Consolidation”, and if a VIE, whether we are the primary beneficiary of the VIE, which would require us to consolidate the VIE in our financial statements. When consolidation occurs, we account for the interests of the other parties as a noncontrolling interest and disclose the net income attributable to noncontrolling interests. See Note 11 — “Noncontrolling Interests" for further information.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2019 and 2018, we had cash balances of $120.3 million and $151.1 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 41.0% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2019. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 53 collective bargaining agreements to which we are a party to, 25 will require renegotiation during 2020. We have not had a significant work stoppage in more than 20 years.

Multiemployer plans — Various subsidiaries are signatories to collective bargaining agreements. These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. Federal law requires that if we were to withdraw from an agreement, we would incur a withdrawal obligation. The potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated. We have no plans to withdraw from any agreements.

Insurance—We self-insure worker’s compensation, general liability, and auto insurance up to $0.5 million per claim. We maintained a self-insurance reserve totaling $39.3 million and $42.8 million at December 31, 2019 and 2018, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

Derivative instruments and hedging activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Our use of derivatives currently consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable rate debt for the duration of the term loan. The interest rate swap matures in July 2023 and is not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability, otherwise, we use the specific identification method of accounting for losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of outstanding contract receivables at the end of each year. Receivables are written off in the period deemed uncollectible. The allowance for doubtful accounts at December 31, 2019 and 2018 was $0.4 million and $1.7 million, respectively.

Significant revision in contract estimates — We recognize revenue over time for firm fixed-price contracts. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2019, certain contracts had revisions in cost estimates from those projected at December 31, 2018. This change in estimate resulted in a decrease in net income attributable to Primoris of $3.4 million, or $0.07 per share (basic and diluted) for the year ended December 31, 2019.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue in excess of 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2019, 2018 and 2017, approximately 47.2%, 52.2% and 56.4%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For the year ended December 31, 2019, the customer accounted for approximately 7.2% of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the year ended December 31, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Consolidated Statements of Income related to the sale agreement. Additionally, we are continuing to perform services for the customer while the bankruptcy case is ongoing and the amounts billed for post-petition services continue to be collected in the ordinary course of the customer’s post-petition business.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2019, 2018 and 2017, our management has not identified any material impairment of its property and equipment.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, with several clarifying updates. ASU 2016-02 requires recognition of operating leases with lease terms of more than twelve months on the balance sheet as both assets for the rights and liabilities for the obligations created by the leases. The ASU also requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, and requires a modified retrospective transition method where a company applies the new lease standard at (i) the beginning of the earliest period presented in the financial statements, or (ii) the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. We adopted the new standard as of January 1, 2019 using the modified retrospective transition method and elected to apply the new lease standard at the adoption date. See Note 12 — “Leases” for further details.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted the new standard on January 1, 2020, and it did not have a material impact on our estimate of the allowance for uncollectable accounts.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. We are currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

Other new pronouncements issued but not effective until after December 31, 2019 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2019:
Cash and cash equivalents	$120,286	$—	$—
Contingent consideration	$—	$—	$938
Liabilities as of December 31, 2019:
Interest rate swap	$—	$6,443	$—

Assets as of December 31, 2018:
Cash and cash equivalents	$151,063	$—	$—
Liabilities as of December 31, 2018:
Interest rate swap	$—	$2,829	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting a certain performance target. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance target to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. During the remainder of 2019, there have been no changes to the fair value of the contingent consideration.

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

As part of certain acquisitions, we agreed to pay cash to certain sellers upon meeting specific operating performance targets for specified periods subsequent to the acquisition date. On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in our Statement of Income. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which has ranged from 33% to 100%) of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability. Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The May 2017 acquisition of Florida Gas Contractors included an earnout of $1.5 million payable in May 2018, contingent upon meeting certain performance targets. The estimated fair value of the contingent consideration on the acquisition date was $1.2 million. Under ASC 805, “Business Combinations”, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration in the fourth quarter of 2017 related to the FGC performance target contemplated in their purchase agreement, and decreased the liability by $0.5 million with a corresponding increase in Other income (expense), net. During the second quarter of 2018, we increased the fair value of the contingent consideration related to FGC, and increased the liability by $0.8 million with a corresponding decrease in Other income (expense), net. We paid the full $1.5 million liability in the third quarter of 2018.

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

During the second quarter of 2019, we finalized the estimate of fair values of the assets acquired and liabilities assumed of Willbros. The tables below represent the purchase consideration and estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the second quarter of 2018 primarily relate to fair value adjustments to our acquired contracts, which resulted in an increase to contract liabilities of $23.7 million. In addition, fair value adjustments to our acquired insurance liabilities and lease obligations reduced our liabilities assumed by approximately $11.9 million and $6.0 million, respectively and fair value adjustments to our acquired intangible assets decreased our assets acquired by $6.8 million. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $18.0 million since the second quarter of 2018. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

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

For the year ended December 31, 2019, Willbros contributed revenue of $702.4 million and gross profit of $45.5 million. For the period June 1, 2018, the acquisition date, to December 31, 2018, Willbros contributed revenue of $400.8 million and gross profit of $39.5 million.

For the year ended December 31, 2019, we did not incur any costs related to the acquisition of Willbros. For the year ended December 31, 2018, costs related to the acquisition of Willbros were $13.2 million and are included in “Merger and related costs” on the Consolidated Statements of Income. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

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

For the year ended December 31, 2019, FGC contributed revenue of $27.6 million and gross profit of ($0.1) million. For the year ended December 31, 2018, FGC contributed revenue of $31.3 million and gross profit of $7.6 million. From the acquisition date through December 31, 2017, FGC contributed revenue of $15.5 million and gross profit of $3.8 million.

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

Acquisition of Coastal Field Services

On June 16, 2017, we acquired certain assets and liabilities of Coastal for approximately $27.5 million in cash. Coastal provides pipeline construction and maintenance, pipe and vessel coating and insulation, and integrity support services for companies in the oil and gas industry. Coastal operates in the Pipeline segment and increases our market share in the Gulf Coast energy market. The purchase was accounted for using the acquisition method of accounting. During the second quarter of 2018, we finalized the estimate of the fair value of the acquired assets, which included $4.0 million of fixed assets; $4.6 million of working capital; $9.9 million of intangible assets; $9.3 million of goodwill; and $0.3 million of long-term capital leases. Intangible assets primarily consist of customer relationships and tradename. Goodwill associated with the Coastal acquisition principally consists of expected benefits from providing expertise for our expansion of services in the pipeline construction and maintenance business. Goodwill also includes the value of the assembled workforce that Coastal provides to us. Based on the current tax treatment, goodwill will be deductible for income tax purposes over a fifteen-year period. The operations of this acquisition were fully integrated into our Pipeline segment operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenue and gross profit included in the Consolidated Statements of Income.

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

Supplemental Unaudited Pro Forma Information

The following pro forma information for the twelve months ended December 31, 2018 presents our results of operations as if the Willbros acquisition had occurred at the beginning of 2018. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;
●	the pro forma impact of nonrecurring merger and related costs directly attributable to the acquisition;
●	the pro forma impact of interest expense relating to the acquisition; and
●	the pro forma tax effect of both the income before income taxes and the pro forma adjustments, calculated using a tax rate of 28.0% for the year ended December 31, 2018.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the acquisition been completed on January 1, 2018. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition (in thousands):

Year Ended December 31,
2018
(unaudited)
Revenue	$3,265,690
Income before provision for income taxes	$107,500
Net income attributable to Primoris	$73,243

Weighted average common shares outstanding:
Basic	51,350
Diluted	51,670

Earnings per share:
Basic	$1.43
Diluted	$1.42

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

As of December 31, 2019, we had $1.84 billion of remaining performance obligations. We expect to recognize approximately 58% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance in 2021.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the years ended December 31, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was $24.1 million and $30.6 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2019, we had approximately $86.2 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $75.7 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2019.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,
	2019	2018
Unbilled revenue	$251,429	$249,577
Retention receivable	81,393	88,953
Contract materials (not yet installed)	11,984	25,715
	$344,806	$364,245

Contract assets decreased by $19.4 million compared to December 31, 2018 due primarily to a reduction in contract materials not yet installed as a result of certain projects in our Civil segment nearing completion.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,
	December 31,	December 31,
	2019	2018
Deferred revenue	$186,081	$182,232
Accrued loss provision	6,316	7,307
	$192,397	$189,539

Contract liabilities increased by $2.9 million compared to December 31, 2018 primarily due to higher deferred revenue from the timing of work progression and billings.

Revenue recognized for the years ended December 31, 2019 and 2018, that was included in the contract liability balance at the beginning of each year was approximately $153.1 million and $159.4 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2019
Segment	MSA	Non-MSA	Total
Power	$186,504	$542,844	$729,348
Pipeline	114,710	390,446	505,156
Utilities	651,028	235,476	886,504
Transmission	401,823	95,479	497,302
Civil	2,477	485,542	488,019
Total	$1,356,542	$1,749,787	$3,106,329

	For the year ended December 31, 2018
Segment	MSA	Non-MSA	Total
Power	$141,193	$552,855	$694,048
Pipeline	47,143	543,794	590,937
Utilities	699,998	202,774	902,772
Transmission (1)	240,228	46,521	286,749
Civil	—	464,972	464,972
Total	$1,128,562	$1,810,916	$2,939,478

(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$458,566	$13,982	$256,800	$729,348
Pipeline	60,157	37,963	407,036	505,156
Utilities	117,015	486,496	282,993	886,504
Transmission	57,818	423,371	16,113	497,302
Civil	81,931	327,449	78,639	488,019
Total	$775,487	$1,289,261	$1,041,581	$3,106,329
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$393,555	$45,339	$255,154	$694,048
Pipeline	107,519	58,651	424,767	590,937
Utilities	184,649	460,122	258,001	902,772
Transmission (2)	48,679	230,077	7,993	286,749
Civil	69,398	345,510	50,064	464,972
Total	$803,800	$1,139,699	$995,979	$2,939,478
(1)	Includes time and material and cost reimbursable plus fee contracts.
(2)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	December 31,
	2019	2018	Useful Life
Land and buildings	$125,047	$101,170	Buildings 30 Years
Leasehold improvements	15,399	13,438	Various*
Office equipment	12,379	9,669	3 - 5 Years
Construction equipment	443,285	439,875	3 - 7 Years
Transportation equipment	122,082	112,170	3 - 18 Years
Solar equipment	23,552	21,304	25 years
Construction in progress	33,159	35,094
	774,903	732,720
Less: accumulated depreciation and amortization	(399,015)	(356,836)
Property and equipment, net	$375,888	$375,884

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2019 and 2018 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2018	$24,391	$51,521	$37,312	$—	$40,150	$153,374
Goodwill acquired during the year	1,542	764	—	50,479	—	52,785
Balance at December 31, 2018	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159
Adjustments to identifiable assets acquired and liabilities assumed	261	130	—	8,553	—	8,944
Balance at December 31, 2019	$26,194	$52,415	$37,312	$59,032	$40,150	$215,103

There were no impairments of goodwill for the years ended December 31, 2019, 2018 and 2017.

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis (in thousands):

		December 31, 2019			December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$16,040	$(13,216)	$2,824	$31,390	$(25,156)	$6,234
Customer relationships	17 years	91,000	(24,353)	66,647	97,400	(23,079)	74,321
Non-compete agreements	5 years	1,900	(1,580)	320	1,900	(1,387)	513
Other	3 years	275	(237)	38	275	(145)	130
Total	16 years	$109,215	$(39,386)	$69,829	$130,965	$(49,767)	$81,198

Amortization expense of intangible assets was $11.4 million, $11.3 million and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. In the second quarter of 2017, we recorded a $0.5 million impairment charge related to a tradename intangible asset in our Pipeline segment. The impairment charge is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2020	$8,817
2021	7,577
2022	6,416
2023	5,581
2024	4,862
Thereafter	36,576
$69,829

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2019 and 2018, accounts payable included retention amounts of approximately $11.3 million and $13.2 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2019	2018
Payroll and related employee benefits	$64,705	$60,509
Current operating lease liability	74,036	—
Casualty insurance reserves	9,918	11,360
Corporate income taxes and other taxes	9,027	5,040
Other	25,815	40,618
	$183,501	$117,527

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

	December 31,
	2019	2018
Term loan	$203,500	$214,500
Revolving credit facility	—	—
Commercial equipment notes	105,114	127,458
Mortgage notes	43,474	27,200
Total debt	352,088	369,158
Unamortized debt issuance costs	(787)	(1,001)
Total debt, net	$351,301	$368,157
Less: current portion	(55,659)	(62,488)
Long-term debt, net of current portion	$295,642	$305,669

The weighted average interest rate on total debt outstanding at December 31, 2019 and 2018 was 4.0% and 4.1%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2020	$55,659
2021	43,728
2022	39,032
2023	173,575
2024	5,990
Thereafter	34,104
$352,088

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2019, interest rates ranged from 1.83% to 4.40% per annum and maturity dates range from January 2020 to September 2024. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2019, interest rates ranged from 4.3% to 5.0% per annum and maturity dates range from September 2026 to October 2038. The notes are secured by certain real estate.

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

The Amendments, among other things, modify the Credit Agreement to add Capital One, N.A. and Regions Bank as Lenders, to add a $220.0 million term loan (the “Term Loan”), to increase the accordion feature that will allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by $75.0 million, and to extend the maturity date of the Credit Agreement from September 29, 2022 to July 9, 2023.

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

At December 31, 2019, commercial letters of credit outstanding were $35.8 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $164.2 million at December 31, 2019.

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

We were in compliance with the covenants for the Credit Agreement at December 31, 2019.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.886% per annum, in each case plus an applicable margin, which was 1.75% at December 31, 2019. See Note 10 – “Derivative Instruments”.

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

Canadian Credit Facility

We had a demand credit facility for $8.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  During the fourth quarter of 2018, we reduced the amount of the credit facility to $4.0 million. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2019, commercial letters of credit outstanding were $0.6 million in Canadian dollars, and the available borrowing capacity was $3.4 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2019, OnQuest Canada, ULC was in compliance with the covenant.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of December 31, 2019 and 2018, our outstanding interest rate swap agreement contained a notional amount of $152.6 million and $160.9 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		Liability Derivatives
		December 31,	December 31,
	Balance Sheet Location	2019	2018
Interest rate swap	Other long-term liabilities	$6,443	$2,829
Total derivatives		$6,443	$2,829

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of Loss Recognized	Year Ended December 31,
	on Derivatives	2019	2018	2017
Interest rate swap	Interest expense	4,601	3,131	—

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

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$5,970	$102,868	$110,669
Net income attributable to noncontrolling interests	1,770	9,483	1,780

The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the year ended December 31, 2019. The Carlsbad joint venture made distributions of $9.0 million to the noncontrolling interest and $9.0 million to us during the year ended December 31, 2018. The Carlsbad joint venture made no distributions to the partners during the year ending December 31, 2017. In addition, we did not make any capital contributions to the Carlsbad joint venture during the years ended December 31, 2019, 2018, and 2017. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

Wilmington Joint Venture

The Wilmington joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$2,133	$31,638
Net income attributable to noncontrolling interests	—	649	2,716

The project is complete, the warranty period expired in October 2018, and dissolution of the joint venture was completed in the first quarter of 2019. The Wilmington joint venture made a final immaterial distribution to the noncontrolling interest and to us during the first quarter of 2019. The Wilmington joint venture made distributions of $4.1 million to the noncontrolling interest and $4.1 million to us during the year ended December 31, 2018. No distributions were made during the year ended December 31, 2017. In addition, we did not make any capital contributions to the Wilmington joint venture during the years ended December 31, 2019, 2018, and 2017. The carrying value of the assets and liabilities associated with the operations of the Wilmington joint venture were included in our Condensed Consolidated Balance Sheet and were immaterial at December 31, 2018.

Summary – Joint Venture Balance Sheets

The following table summarizes the total balance sheet amounts for the two joint ventures, which are included in our Consolidated Balance Sheets( in thousands):

	Joint Venture	Consolidated
At December 31, 2019	Amounts	Amounts
Cash	$2,124	$120,286
Accounts receivable	$—	$404,911
Contract assets	$—	$344,806
Accounts payable	$38	$235,972
Contract liabilities	$425	$192,397

At December 31, 2018
Cash	$3,127	$151,063
Accounts receivable	$4,451	$372,695
Contract assets	$8,158	$364,245
Accounts payable	$2,279	$249,217
Contract liabilities	$5,946	$189,539

Note 12—Leases

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

We elected certain transition practical expedients permitted with the new standard, which among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also made an accounting policy election in which leases with an initial term of 12 months or less are not recorded on the balance sheet and lease payments are recognized in the Consolidated Statements of Income on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Operating leases are included in “Operating lease assets”, “Accrued liabilities”, and “Noncurrent operating lease liabilities, net of current portion” on our Consolidated Balance Sheets.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. In determining our lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease expense from minimum lease payments is recognized on a straight-line basis over the lease term.

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

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
Operating lease expense	$77,222	(1)	$53,415	(2)	$25,497	(2)

________________________________________

(1)	Includes short-term leases, which is immaterial.
(2)	Reported in accordance with our historical accounting under ASC 840, “Leases”.

Our operating lease liabilities are reported on the Consolidated Balance Sheet as follows (in thousands):

December 31,
2019
Accrued liabilities	$74,036
Noncurrent operating lease liabilities, net of current portion	171,225
$245,261

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2020	$81,903
2021	66,352
2022	49,845
2023	38,998
2024	17,159
Thereafter	10,200
Total lease payments	$264,457
Less imputed interest	(19,196)
Total	$245,261

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$77,229
Weighted-average remaining lease term on operating leases (years)	3.99
Weighted-average discount rate on operating leases	3.85%

Note 13—Commitments and Contingencies

NTTA settlement—On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We are paying a third-party contractor approved by the NTTA to complete the remediation. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the year ended December 31, 2019, we increased our liability by $1.6 million. We also spent $11.6 million for remediation during the year ended December 31, 2019. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the eventual remediation cost. At December 31, 2019, our remaining accrual balance was $8.5 million.

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

Bonding—As of December 31, 2019 and 2018, we had bid and completion bonds issued and outstanding totaling approximately $648.6 million and $554.9 million, respectively.

Note 14—Reportable Segments

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

The following is a brief description of the reportable segments:

The Power segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, upgrades, repairs, outages, and maintenance services for entities in the petroleum and petrochemical industries, as well as traditional and renewable power generators.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

The Utilities segment operates primarily in California, the Midwest, the Atlantic Coast, and the Southeast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing natural gas utility distribution systems and pipeline integrity services for entities in the gas utility market.

The Transmission segment operates primarily in the Southeastern, Midwest, Atlantic Coast, and Gulf Coast regions of the United States and specializes in a range of services, including installation and maintenance of new and existing electric utility transmission, substation, and distribution systems for entities in the electric utility market.

The Civil segment operates primarily in the Southeastern and Gulf Coast regions of the United States and specializes in highway and bridge construction, airport runway construction, demolition, site work, soil stabilization, mass excavation, flood control, and drainage projects for entities in the petroleum and petrochemical industries, state and municipal departments of transportation, and airports.

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables. Total assets by segment is not presented as our “Chief Operating Decision Maker” does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	For the year ended December 31,
	2019		2018			2017
		% of			% of		% of
		Total			Total		Total
Segment	Revenue	Revenue	Revenue		Revenue	Revenue	Revenue
Power	$729,348	23.5%	$694,048		23.6%	$606,125	25.5%
Pipeline	505,156	16.3%	590,937		20.1%	465,570	19.5%
Utilities	886,504	28.5%	902,772		30.7%	806,523	33.9%
Transmission	497,302	16.0%	286,749	(1)	9.8%	—	—
Civil	488,019	15.7%	464,972		15.8%	501,777	21.1%
Total	$3,106,329	100.0%	$2,939,478		100.0%	$2,379,995	100.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	For the year ended December 31,
	2019		2018			2017
		% of			% of		% of
		Segment			Segment
Segment	Gross Profit	Revenue	Gross Profit		Revenue	Gross Profit	Revenue
Power	$76,119	10.4%	$109,789		15.8%	$65,675	10.8%
Pipeline	61,550	12.2%	66,602		11.3%	92,087	19.8%
Utilities	116,645	13.2%	111,825		12.4%	113,037	14.0%
Transmission	22,580	4.5%	31,904	(1)	11.1%	—	—
Civil	54,032	11.1%	5,617		1.2%	7,635	1.5%
Total	$330,926	10.7%	$325,737		11.1%	$278,434	11.7%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.8%, 2.9% and 0.3% generated from sources outside of the United States for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, approximately 4.4% and 2.8%, respectively of total assets were located outside of the United States.

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

We contributed $41.0 million, $48.8 million, and $46.9 million, to multiemployer pension plans for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were charged to the related construction contracts in process. Contributions during 2019 decreased from 2018 as a result of a decrease in the number of man-hours worked by our union labor.

The financial risks of participating in multiemployer plans are different from single-employer plans in the following respects:

●	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If a participating employer chooses to stop participating in the plan, a withdrawal liability may be created based on the unfunded vested benefits for all employees in the plan.

Under U.S. legislation regarding multiemployer pension plans, an employer is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal from a plan or upon plan termination.

We participate in a number of multiemployer pension plans, and our potential withdrawal obligation may be significant. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. We have no plans to withdraw from any labor agreements.

During the last three years, we made annual contributions to 33 pension plans. Based upon the most recent and available plan financial information, we made contributions to the Southern California Pipetrades Trust Funds that represented more than 5.0% of the plan’s total contributions for the 2018 plan year. None of the other significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5.0% of the plan’s total contributions during the years ended December 31, 2019, 2018, and 2017.

Our participation in significant plans for the years ended December 31, 2019, 2018 and 2017 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	Contributions of the Company
Pension Fund Name	Number	2019	2018	Implemented	Imposed	Date	2019	2018	2017

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of February 1, 2018	Green as of February 1, 2017	No	No	5/31/2020	$6,572	$6,643	$7,562

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Yellow as of January 1, 2018	Red as of January 1, 2017	No	No	5/31/2020	3,969	3,967	4,658

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow as of July 1, 2019	Yellow as of July 1, 2018	No	No	9/30/2022	3,659	3,686	2,548

Minnesota laborers Pension Fund	41-6159599/001	Green as of January 1, 2018	Green as of January 1, 2017	No	No	5/31/2020	3,108	2,565	2,137

Southern California Pipetrades Trust Funds	51-6108443/001	Green as of January 1, 2018	Green as of January 1, 2017	No	No	9/30/2022	3,078	5,122	3,219

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of January 1, 2018	Green as of January 1, 2017	No	No	6/30/2022	2,886	2,873	2,393

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of June 1, 2018	Green as of June 1, 2017	No	No	6/30/2023	2,823	3,793	2,945
				Contributions to significant plans			26,095	28,649	25,462
				Contributions to other multiemployer plans			14,905	20,141	21,473

				Total contributions made			$41,000	$48,790	$46,935

Note 16—Company Retirement Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2017 through 2019. Matching contributions to all defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were $7.0 million, $4.6 million, and $4.2 million, respectively. The increase in matching contributions in 2019 is primarily due to a full year of activity from the Willbros acquisition. We have no other post-retirement benefits.

Note 17—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Incentive Compensation Plans (“PICP”) — We have long-term incentive compensation plans for certain senior managers and executives. Certain participants in these plans must defer receipt of one half of their annual earned bonus for one year while other participants in these plans receive a portion of their annual earned bonus in the form of Restricted Stock Units (“Units”) that vest ratably over a three year period. Generally, except in the case of death, disability or involuntary separation from service, the deferred compensation or the Units are vested to the participant only if actively employed by us on the payment or vesting date. For bonuses earned in 2019, participants that defer receipt of half of their bonus could elect to use up to one sixth of their bonus amount to purchase shares of our common stock. For bonuses earned in 2018, all participants could use up to one sixth of their bonus amount to purchase shares of our common stock. The purchase price was calculated as 75% of the average market closing price for the month of December 2019 and December 2018, respectively. The discount is treated as compensation to the participant.

Stock-based compensation — In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 423,105 Restricted Stock Units (“Units”) to individuals under the Equity Plan. The grants were documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the individual. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

The table below presents the activity for 2019:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2018	201,864	$25.03
Granted	25,360	20.70
Vested	(57,227)	23.93
Forfeited	(6,240)	25.64
Balance at December 31, 2019	163,757	24.72

During 2018, 144,920 Units were granted with a weighted-average grant date fair value per unit of $25.53. During 2017, 10,000 Units were granted with a weighted-average grant-date fair value per unit of $22.90. The total fair value of Units that vested during 2019, 2018 and 2017 was $1.2 million, $0.7 million and $1.7 million, respectively.

At December 31, 2019, a total of 259,348 Units were vested. The vesting schedule for the remaining Units is as follows:

Number of Units
For the Years Ending December 31,	to Vest
2020	11,067
2021	122,649
2022	27,700
2023	2,341
163,757

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Forfeitures of stock-based awards are recognized as they occur.

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. For the years ended December 31, 2019, 2018 and 2017, we recognized $1.6 million, $1.3 million, and $1.1 million, respectively, in compensation expense. At December 31, 2019, approximately $2.2 million of unrecognized compensation expense remains for the Units, which will be recognized over a weighted average period of 2.1 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At December 31, 2019, a total of 2,135 Dividend Equivalent Units were accrued.

Note 18—Related Party Transactions

In December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share. The share repurchase was made pursuant to our existing $50.0 million repurchase program authorized by our Board of Directors in October 2019. The governing Share Repurchase Agreement contains a “standstill” covenant prohibiting the former member of our Board of Directors from selling any additional shares of the Company’s Common Stock through May 26, 2020

Prior to March 2017, we leased three properties in California from Stockdale Investment Group, Inc. (“SIGI”). A former member of our Board of Directors, and his family hold a majority interest of SIGI. In March 2017, we exercised a right of first refusal and purchased the SIGI properties. The purchase was approved by our Board of Directors for $12.8 million. We assumed three mortgage notes totaling $4.2 million with the remainder paid in cash. During the year ended December 31, 2017, we paid $0.2 million in lease payments to SIGI for the use of these properties.

We lease properties from other individuals that are current employees. The amounts leased are not material and each arrangement was properly approved.

Note 19—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$107,639	$111,002	$105,555
Foreign	10,270	2,356	(272)
Total	117,909	113,358	105,283

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision (benefit)
Federal	$12,513	$3,405	$21,509
State	4,398	4,536	3,371
Foreign	2,954	674	(188)
	19,865	8,615	24,692
Deferred provision (benefit)
Federal	12,283	14,535	1,958
State	1,940	2,120	1,219
Foreign	(276)	(139)	(36)
	13,947	16,516	3,141
Change in valuation allowance	—	634	600
Total	$33,812	$25,765	$28,433

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Impact of U.S tax reform	—	1.1	(9.3)
State taxes, net of federal income tax impact	4.4	5.1	2.9
Tax credits	(1.7)	(5.3)	—
Income taxed at rates greater than U.S.	1.1	0.4	(0.2)
Domestic production activities deduction	—	—	(2.3)
Nondeductible meals & entertainment	3.0	2.9	2.8
Nondeductible compensation	0.7	0.2	0.1
Other items	0.6	(0.4)	(0.8)
Effective tax rate excluding income attributable to noncontrolling interests	29.1	25.0	28.2
Impact of income from noncontrolling interests on effective tax rate	(0.4)	(2.3)	(1.2)
Effective tax rate	28.7%	22.7%	27.0%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21.0% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 26.5%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2017 through 2019.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued compensation	$3,705	$4,999
Accrued workers compensation	9,939	10,309
Net operating losses	40,919	34,615
Disallowed interest	533	1,908
Capital loss carryforward	10,126	10,796
Deferred rent	126	1,552
Lease liabilities	62,023	—
Insurance reserves	3,146	3,737
Loss reserves	2,276	2,064
Tax credit	825	1,505
State income taxes	1,193	1,045
Other	3,436	2,146
Total deferred tax assets	138,247	74,676
Deferred tax liabilities
Depreciation and amortization	(63,824)	(56,670)
Prepaid expenses and other	(1,839)	(777)
Lease assets	(61,417)	—
Total deferred tax liabilities	(127,080)	(57,447)

Valuation allowance	(27,886)	(23,938)

Net deferred tax liabilities	$(16,719)	$(6,709)

As of December 31, 2019, we have remaining U.S. federal and state net operating loss carryforwards of $21.3 million and $15.9 million, respectively. In addition, we have net operating loss carryforwards for Australia and Canada of $2.6 million and $1.1 million, respectively. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the net operating loss was incurred.

As of December 31, 2019, our U.S. capital loss and tax credit carryforwards totaled $10.1 million and $0.8 million, respectively. The U.S. capital losses expire in 2023. The unused tax credits are primarily comprised of $0.6 million of foreign tax credits. The foreign tax credit carryforwards begin expiring in 2020.

We claimed $0.6 million of solar investment tax credits (“ITC”) in 2019. We made an accounting policy election to use the flow through income statement method under which we recognized the benefit of the ITC and the related detriment of tax basis reductions in 2018.

Valuation allowances on U.S. capital losses, on U.S. state net operating losses, and on Australian net operating losses acquired from Willbros were $27.9 million as of December 31, 2019.

A reconciliation of the beginning and ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$1,330	$592	$—
Increases in balances for tax positions taken during the current year	298	146	592
Increases in balances for tax positions taken during prior years	19	2,666	—
Settlements and effective settlements with tax authorities	(649)	(1,979)	—
Lapse of statute of limitations	(151)	(95)	—
Total	$847	$1,330	$592

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented. The $0.6 million decrease during 2019 in unrecognized tax benefits is due to the effective settlements with tax authorities related to our acquisition of Willbros and did not impact net income for the year ended December 31, 2019.

We believe it is reasonably possible that decreases up to $0.2 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation.

Our federal income tax returns are generally no longer subject to examination for tax years before 2016. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years.  Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2014.

Note 20—Dividends and Earnings Per Share

We have declared cash dividends during 2017, 2018 and 2019 as follows:

Declaration Date	Record Date	Payable Date	Amount Per Share
February 21, 2017	March 31, 2017	April 15, 2017	$0.055
May 5, 2017	June 30, 2017	July 14, 2017	$0.055
August 2, 2017	September 29, 2017	October 14, 2017	$0.055
November 2, 2017	December 29, 2017	January 15, 2018	$0.060
February 21, 2018	March 30, 2018	April 13, 2018	$0.060
May 4, 2018	June 29, 2018	July 13, 2018	$0.060
August 2, 2018	September 28, 2018	October 15, 2018	$0.060
November 2, 2018	December 31, 2018	January 15, 2019	$0.060
February 26, 2019	March 29, 2019	April 15, 2019	$0.060
May 3, 2019	June 28, 2019	July 15, 2019	$0.060
August 2, 2019	September 30, 2019	October 15, 2019	$0.060
October 31, 2019	December 31, 2019	January 15, 2020	$0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to Primoris	$82,327	$77,461	$72,354

Denominator:
Weighted average shares for computation of basic earnings per share	50,784	51,350	51,481
Dilutive effect of shares issued to independent directors	3	3	3
Dilutive effect of restricted stock units (1)	297	317	257
Weighted average shares for computation of diluted earnings per share	51,084	51,670	51,741

Earnings per share attributable to Primoris:
Basic	$1.62	$1.51	$1.41
Diluted	$1.61	$1.50	$1.40
(1)	Represents the effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 21—Stockholders’ Equity

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 48,665,138 and 50,715,518 shares were issued and outstanding as of December 31, 2019 and 2018, respectively.

We issued 114,106 shares of common stock in 2019, 71,757 shares of common stock in 2018, and 65,429 shares of common stock in 2017 under our PICP. The shares were purchased by the participants in the PICP with payments made to us of $1.8 million in 2019, $1.5 million in 2018, and $1.1 million in 2017. Our PICP for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2019 were for bonus amounts earned in 2018, and the number of shares was calculated at 75% of the average closing price for December 2018. The shares purchased in 2018 were for bonus amounts earned in 2017, and the number of shares was calculated at 75% of the average closing price for December 2017. The shares purchased in 2017 were for bonus amounts earned in 2016, and the number of shares was calculated at 75% of the average market price for January 2017. The shares purchased have a six month trading restriction.

We issued shares of common stock under the Equity Plan to the non-employee members of the Board of Directors as part of our quarterly compensation provided to the Directors. Shares issued were as follows:

●	16,877 shares in August 2019,
●	13,278 shares in February 2019,
●	10,092 shares in August 2018,
●	10,062 shares in February 2018,
●	11,448 shares in August 2017, and
●	11,784 shares in February 2017.

The shares were fully vested upon issuance and have a one-year trading restriction.

As discussed in Note 17—“Deferred Compensation Agreements and Stock-Based Compensation”, the Board of Directors has granted a total of 423,105 shares of Units under the Equity Plan.

At December 31, 2019, there were 1,450,078 shares of common stock reserved to provide for the grant and exercise of all future stock option grants, SARS, Units and grants of restricted shares under the Equity Plan. Other than the Units discussed above, there were no stock options, SARS or restricted shares of stock issued or outstanding at December 31, 2019.

Share Repurchase Plan

In October 2019, our Board of Directors authorized a $50.0 million share repurchase program. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. As discussed in Note 18—“Related Party Transactions”, in December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share.

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

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2019, 2018 and 2017.

Note 22—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2019
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$661,558	$789,929	$865,064	$789,778
Gross profit	$52,460	$80,531	$108,421	$89,514
Net income	$2,936	$17,824	$35,826	$27,511
Net income attributable to Primoris	$1,947	$17,787	$35,648	$26,945

Earnings per share:
Basic earnings per share	$0.04	$0.35	$0.70	$0.53
Diluted earnings per share	$0.04	$0.35	$0.70	$0.53

Weighted average shares outstanding
Basic	50,770	50,912	50,976	50,478
Diluted	51,188	51,228	51,215	50,711

	Year Ended December 31, 2018
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$504,119	$648,787	$908,902	$877,670
Gross profit	$44,560	$71,419	$106,505	$103,253
Net income	$4,216	$14,191	$34,805	$34,381
Net income attributable to Primoris	$688	$11,715	$32,691	$32,367

Earnings per share:
Basic earnings per share	$0.01	$0.23	$0.64	$0.63
Diluted earnings per share	$0.01	$0.23	$0.63	$0.63

Weighted average shares outstanding
Basic	51,479	51,531	51,403	50,993
Diluted	51,747	51,793	51,735	51,397

Note 23—Subsequent Event

On February 21, 2020, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of March 31, 2020, payable on or about April 15, 2020.