Form 10-Q
period 2020-03-31
Primoris Services Corp
filed 2020-05-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

At April 27, 2020, 48,260,436 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$93,474	$120,286
Accounts receivable, net	416,412	404,911
Contract assets	359,370	344,806
Prepaid expenses and other current assets	47,409	42,704
Total current assets	916,665	912,707
Property and equipment, net	363,993	375,888
Operating lease assets	253,117	242,385
Deferred tax assets	1,090	1,100
Intangible assets, net	67,460	69,829
Goodwill	215,103	215,103
Other long-term assets	17,675	13,453
Total assets	$1,835,103	$1,830,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,962	$235,972
Contract liabilities	176,847	192,397
Accrued liabilities	192,648	183,501
Dividends payable	2,895	2,919
Current portion of long-term debt	52,430	55,659
Total current liabilities	683,782	670,448
Long-term debt, net of current portion	290,749	295,642
Noncurrent operating lease liabilities, net of current portion	176,546	171,225
Deferred tax liabilities	17,820	17,819
Other long-term liabilities	50,762	45,801
Total liabilities	1,219,659	1,200,935
Commitments and contingencies (See Note 16)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 48,254,575 and 48,665,138 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	91,414	97,130
Retained earnings	524,655	531,291
Accumulated other comprehensive (loss) income	(1,661)	76
Noncontrolling interest	1,031	1,028
Total stockholders’ equity	615,444	629,530
Total liabilities and stockholders’ equity	$1,835,103	$1,830,465

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$743,243	$661,558
Cost of revenue	695,433	609,098
Gross profit	47,810	52,460
Selling, general and administrative expenses	44,388	42,931
Operating income	3,422	9,529
Other income (expense):
Foreign exchange gain (loss)	136	(185)
Other income (expense), net	12	(370)
Interest income	281	349
Interest expense	(9,112)	(5,592)
(Loss) income before provision for income taxes	(5,261)	3,731
Benefit (provision) for income taxes	1,527	(795)
Net (loss) income	(3,734)	2,936

Less net income attributable to noncontrolling interests	(3)	(989)

Net (loss) income attributable to Primoris	$(3,737)	$1,947

Dividends per common share	$0.06	$0.06

(Loss) earnings per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

Weighted average common shares outstanding:
Basic	48,588	50,770
Diluted	48,588	51,188

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(3,734)	$2,936
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,737)	374
Comprehensive (loss) income	(5,471)	3,310
Less net income attributable to noncontrolling interests	(3)	(989)
Comprehensive (loss) income attributable to Primoris	$(5,474)	$2,321

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291		$76	$1,028	$629,530
Net (loss) income	—	—	—	(3,737)		—	3	(3,734)
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,737)	—	(1,737)
Issuance of shares to employees and directors	51,268	—	1,174	—		—	—	1,174
Amortization of Restricted Stock Units	—	—	499	—		—	—	499
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—	—
Repurchase of stock	(461,831)	—	(7,393)	—		—	—	(7,393)
Dividends declared ($0.06 per share)	—	—	—	(2,895)		—	—	(2,895)
Balance, March 31, 2020	48,254,575	$5	$91,414	$524,655		$(1,661)	$1,031	$615,444

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075		$(908)	$2,763		$606,983
Net income	—	—	—	1,947		—	989		2,936
Foreign currency translation adjustments, net of tax	—	—	—	—		374	—		374
Issuance of shares to employees and directors	127,384	—	2,661	—		—	—		2,661
Amortization of Restricted Stock Units	—	—	487	—		—	—		487
Dividend equivalent Units accrued - Restricted Stock Units	—	—	12	(12)		—	—		—
Distribution of noncontrolling entities	—	—	—	—		—	(5)		(5)
Dividends declared ($0.06 per share)	—	—	—	(3,051)		—	—		(3,051)
Balance, March 31, 2019	50,842,902	$5	$147,208	$459,959		$(534)	$3,747		$610,385

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,734)	$2,936
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,797	21,700
Stock-based compensation expense	499	487
Gain on sale of property and equipment	(2,311)	(2,217)
Unrealized loss on interest rate swap	4,970	1,447
Other non-cash items	1,821	80
Changes in assets and liabilities:
Accounts receivable	(13,911)	(24,722)
Contract assets	(15,682)	(2,328)
Other current assets	(4,849)	(2,231)
Other long-term assets	204	182
Accounts payable	23,934	(59,198)
Contract liabilities	(15,389)	2,590
Operating lease assets and liabilities, net	119	(1,447)
Accrued liabilities	(179)	(9,663)
Other long-term liabilities	(756)	288
Net cash used in operating activities	(5,467)	(72,096)
Cash flows from investing activities:
Purchase of property and equipment	(9,311)	(14,377)
Proceeds from sale of property and equipment	6,902	4,398
Net cash used in investing activities	(2,409)	(9,979)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	40,000
Payments on revolving line of credit	—	(40,000)
Proceeds from issuance of long-term debt	6,800	23,105
Repayment of long-term debt	(14,976)	(17,170)
Proceeds from issuance of common stock purchased under a long-term incentive plan	578	1,804
Repurchase of common stock	(7,393)	—
Dividends paid	(2,919)	(3,043)
Other	(1,285)	(26)
Net cash (used in) provided by financing activities	(19,195)	4,670
Effect of exchange rate changes on cash and cash equivalents	259	327
Net change in cash and cash equivalents	(26,812)	(77,078)
Cash and cash equivalents at beginning of the period	120,286	151,063
Cash and cash equivalents at end of the period	$93,474	$73,985

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$4,061	$4,065
Cash paid for income taxes, net of refunds received	(369)	(707)
Leased assets obtained in exchange for new operating leases	34,711	8,847

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2020	2019
Dividends declared and not yet paid	$2,895	$3,051

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three month period ended March 31, 2020 and 2019 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 24, 2020, which contains our audited consolidated financial statements for the year ended December 31, 2019, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 50% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the three months ended March 31, 2020 and 2019, approximately 50.1% and 49.1%, respectively, of total revenue was generated from our top ten customers. For the three months ended March 31, 2020, one pipeline customer represented approximately 11.3% of total revenue and for the three months ended March 31, 2019 no one single customer represented greater than 10.0% of total revenue.

Note 3—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates certain disclosure requirements for recurring and nonrecurring fair value measurements. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We adopted the new standard on January 1, 2020, and it did not have a material impact on our disclosures.

Recently issued accounting pronouncements not yet adopted

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2020:
Cash and cash equivalents	$93,474	$—	$—
Contingent consideration	—	—	938
Liabilities as of March 31, 2020:
Interest rate swap	$—	$11,414	$—

Assets as of December 31, 2019:
Cash and cash equivalents	$120,286	$—	$—
Contingent consideration	—	—	938
Liabilities as of December 31, 2019:
Interest rate swap	$—	$6,443	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting a certain performance target. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance target to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. During the first quarter of 2020, there was no change to the fair value of the contingent consideration.

The interest rate swap is measured at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. See Note 9 – “Derivative Instruments” for additional information.

Note 5—Revenue

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

As of March 31, 2020, we had $2.08 billion of remaining performance obligations. We expect to recognize approximately 58% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the first quarter of 2022.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, politics and any prevailing impacts from the pandemic caused by the coronavirus may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2020, revenue recognized from performance obligations satisfied in previous periods was $3.6 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2020, we had approximately $94.4 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $80.6 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2020.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Unbilled revenue	$268,282	$251,429
Retention receivable	78,216	81,393
Contract materials (not yet installed)	12,872	11,984
	$359,370	$344,806

Contract assets increased by $14.6 million compared to December 31, 2019 due primarily to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred revenue	$171,553	$186,081
Accrued loss provision	5,294	6,316
	$176,847	$192,397

Contract liabilities decreased by $15.6 million compared to December 31, 2019 due primarily to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2020, that was included in the contract liability balance at December 31, 2019 was approximately $97.9 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2020
Segment	MSA	Non-MSA	Total
Power	$37,095	159,098	196,193
Pipeline	46,732	144,791	191,523
Utilities	104,011	43,159	147,170
Transmission	81,774	21,010	102,784
Civil	796	104,777	105,573
Total	$270,408	$472,835	$743,243

	For the three months ended March 31, 2019
Segment	MSA	Non-MSA	Total
Power	$49,195	$96,188	$145,383
Pipeline	21,849	112,965	134,814
Utilities	119,462	26,744	146,206
Transmission	101,723	16,720	118,443
Civil	650	116,062	116,712
Total	$292,879	$368,679	$661,558

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$144,850	181	51,162	196,193
Pipeline	15,345	81,830	94,348	191,523
Utilities	24,089	80,639	42,442	147,170
Transmission	13,636	88,789	359	102,784
Civil	19,859	75,447	10,267	105,573
Total	$217,779	$326,886	$198,578	$743,243
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$75,143	$6,613	$63,627	$145,383
Pipeline	17,227	374	117,213	134,814
Utilities	22,767	67,878	55,561	146,206
Transmission	8,463	105,841	4,139	118,443
Civil	22,685	78,494	15,533	116,712
Total	$146,285	$259,200	$256,073	$661,558
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows (in thousands):

	March 31,	December 31,
Reporting Segment	2020	2019
Power	$26,194	$26,194
Pipeline	52,415	52,415
Utilities	37,312	37,312
Transmission	59,032	59,032
Civil	40,150	40,150
Total Goodwill	$215,103	$215,103

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are on a straight-line basis (in thousands):

		March 31, 2020			December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	9 years	$16,040	(13,714)	2,326	$16,040	$(13,216)	$2,824
Customer relationships	17 years	91,000	(26,128)	64,872	91,000	(24,353)	66,647
Non-compete agreements	5 years	1,900	(1,653)	247	1,900	(1,580)	320
Other	3 years	275	(260)	15	275	(237)	38
Total	16 years	$109,215	$(41,755)	$67,460	$109,215	$(39,386)	$69,829

Amortization expense of intangible assets was $2.4 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2020 (remaining nine months)	$6,448
2021	7,577
2022	6,416
2023	5,581
2024	4,862
Thereafter	36,576
$67,460

Note 7—Accounts Payable and Accrued Liabilities

At March 31, 2020 and December 31, 2019, accounts payable included retention amounts of approximately $10.9 million and $11.3 million, respectively.  These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related employee benefits	$74,008	$64,705
Current operating lease liability	79,532	74,036
Casualty insurance reserves	9,902	9,918
Corporate income taxes and other taxes	6,822	9,027
Other	22,384	25,815
	$192,648	$183,501

Note 8—Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Term loan	$200,750	$203,500
Revolving credit facility	—	—
Commercial equipment notes	93,309	105,114
Mortgage notes	49,854	43,474
Total debt	343,913	352,088
Unamortized debt issuance costs	(734)	(787)
Total debt, net	$343,179	$351,301
Less: current portion	(52,430)	(55,659)
Long-term debt, net of current portion	$290,749	$295,642

The weighted average interest rate on total debt outstanding at March 31, 2020 and December 31, 2019 was 3.9% and 4.0%, respectively.

Credit Agreement

Our amended and restated credit agreement (“Credit Agreement”) consists of a $220.0 million term loan and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The Credit Agreement also includes the ability to increase the borrowing capacity thereunder by $75.0 million, subject to obtaining additional or increased lender commitments. The maturity date of the Credit Agreement is July 9, 2023. At March 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $39.5 million, and available borrowing capacity was $160.5 million.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at March 31, 2020.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At March 31, 2020, commercial letters of credit outstanding were $0.6 million in Canadian dollars, and the available borrowing capacity was $3.4 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At March 31, 2020, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At March 31, 2020, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of March 31, 2020, and December 31, 2019, our outstanding interest rate swap agreement contained a notional amount of $150.6 million and $152.6 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2020	2019
Interest rate swap	Other long-term liabilities	11,414	6,443
Total derivatives		$11,414	$6,443

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of Loss Recognized	March 31,
	on Derivatives	2020	2019
Interest rate swap	Interest expense	$5,435	$1,596

Cash flows from derivatives settled are reported as cash flows from operating activities.

Note 10 — Noncontrolling Interests

We own a 50% interest in the Carlsbad joint venture which operates in the Power segment. The joint venture has been determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

The joint venture is a partnership, and consequently, only the tax effect of our share of the income was recognized by us. The net assets of the joint venture are restricted for use by the specific project and are not available for our general operations.

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$4,024
Net income attributable to noncontrolling interests	3	989

The Carlsbad joint venture made no distributions to the partners and we made no capital contributions to the Carlsbad joint venture during the three months ended March 31, 2020 and 2019. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

The following table summarizes the total balance sheet amounts for the Carlsbad joint venture, which is included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At March 31, 2020	Amounts	Amounts
Cash	$2,026	$93,474
Accounts receivable	—	416,412
Contract assets	—	359,370
Due from Primoris	476	—
Accounts payable	—	258,962
Contract liabilities	434	176,847

At December 31, 2019
Cash	$2,124	$120,286
Accounts receivable	—	404,911
Contract assets	—	344,806
Accounts payable	38	235,972
Contract liabilities	425	192,397

Note 11—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 607,361 Restricted Stock Units (“Units”), net of forfeitures, to employees under the Equity Plan. The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At March 31, 2020, a total of 260,630 Units were vested. The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2020 (remaining nine months)	23,896
2021	179,364
2022	84,415
2023	59,056
346,731

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. We recognized $0.5 million in compensation expense for each of the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, approximately $5.4 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.4 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At March 31, 2020, a total of 2,401 Dividend Equivalent Units were accrued.

Note 12—Income Taxes

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the three months ended March 31, 2020 and 2019 was 29.0% and 21.3%, respectively. Excluding noncontrolling interest, the effective tax rate on (loss) income attributable to Primoris for the three months ended March 31, 2020 and 2019 was 29.0%. For the first three months of 2020 and 2019, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted by the US Government in response to the COVID-19 pandemic. Similarly, the Canada Emergency Wage Subsidy legislation was enacted on April 11, 2020 to provide employment retention incentives to certain Canadian employers. These relief measures did not materially affect the Consolidated Financial Statements for the first quarter of 2020. We are currently assessing the future implications of these provisions on our Consolidated Financial Statements.

Note 13—Dividends and Earnings Per Share

We paid cash dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
November 2, 2018	December 31, 2018	January 15, 2019	0.060
February 26, 2019	March 29, 2019	April 15, 2019	0.060
May 3, 2019	June 28, 2019	July 15, 2019	0.060
August 2, 2019	September 30, 2019	October 15, 2019	0.060
October 31, 2019	December 31, 2019	January 15, 2020	0.060
February 21, 2020	March 31, 2020	April 15, 2020	0.060

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to Primoris	$(3,737)	$1,947

Denominator:
Weighted average shares for computation of basic earnings per share	48,588	50,770
Dilutive effect of shares issued to independent directors (1)	—	8
Dilutive effect of restricted stock units (1)	—	410
Weighted average shares for computation of diluted (loss) earnings per share	48,588	51,188

(Loss) earnings per share attributable to Primoris:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04
(1)	The dilutive effect of shares issued to independent directors and restricted stock units of 9 and 300, respectively, for the three months ended March 31, 2020, were excluded from the weighted average diluted shares outstanding for the three months ended March 31, 2020, as their inclusion would be anti-dilutive.

Note 14—Stockholders’ Equity

Common stock

We issued 34,524 and 114,106 shares of common stock in the three months ended March 31, 2020 and 2019, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.6 million and $1.8 million in the three months ended March 31, 2020 and 2019, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2020 were a portion of bonus amounts earned in 2019, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2019. The shares purchased in the three months ended March 31, 2019 were for bonus amounts earned in 2018, and the number of shares was calculated at 75% of the average daily closing market price during December 2018.

In the three months ended March 31, 2020 and 2019, we issued 16,744 and 13,278 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

As discussed in Note 11 — “Stock–Based Compensation”, as of March 31, 2020, the Board of Directors has granted a total of 607,361 shares of Units, net of forfeitures under the Equity Plan and a total of 2,401 Dividend Equivalent Units were accrued at March 31, 2020.

Share Repurchase Plan

In February 2020, our Board of Directors authorized a $25.0 million share repurchase program. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In the three months ended March 31, 2020 we purchased and cancelled 461,831 shares of common stock, which in the aggregate, equaled $7.4 million at an average share price of $16.01. The share repurchase plan expires on December 31, 2020.

Note 15—Leases

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
Operating lease expense	$22,978	(1)	$16,513	(1)

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accrued liabilities	$79,532	$74,036
Noncurrent operating lease liabilities, net of current portion	176,546	171,225
	$256,078	$245,261

Note 16—Commitments and Contingencies

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will pay a third-party contractor approved by the NTTA to complete the remediation. In the event that the total remediation costs exceed the $22.4 million, the second defendant would pay 20% of the excess amount and we would pay for 80% of the excess amount. During the three months ended March 31, 2020, we increased our estimate of the total expected remediation costs by $0.5 million. We also spent $2.5 million for remediation during the three months ended March 31, 2020. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the total eventual remediation cost. At March 31, 2020, the remaining accrual balance was $6.5 million.

Legal proceedings — We had been engaged in dispute resolution to collect money we believe we were owed for a construction project completed in 2014. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in U.S. bankruptcy court. We initiated litigation against the sureties who had provided lien and stop payment release bonds for the amount owed. During 2018, we settled with the sureties. In addition, we believe we are owed amounts from the bankruptcy trustee. We expect that we will collect a portion of the amount owed to us but cannot predict the timing of such collection.

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

Bonding — At March 31, 2020 and December 31, 2019, the Company had bid and completion bonds issued and outstanding totaling approximately $829.0 million and $648.6 million, respectively.

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

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables. Total assets by segment is not presented as our Chief Operating Decision Maker as defined by ASC 280 does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
	2020		2019
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$196,193	26.4%	$145,383	22.0%
Pipeline	191,523	25.8%	134,814	20.4%
Utilities	147,170	19.8%	146,206	22.1%
Transmission	102,784	13.8%	118,443	17.9%
Civil	105,573	14.2%	116,712	17.6%
Total	$743,243	100.0%	$661,558	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$18,682	9.5%	$20,198	13.9%
Pipeline	16,492	8.6%	15,016	11.1%
Utilities	4,602	3.1%	8,241	5.6%
Transmission	1,712	1.7%	6,628	5.6%
Civil	6,322	6.0%	2,377	2.0%
Total	$47,810	6.4%	$52,460	7.9%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2020 and at December 31, 2019 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.2% and 4.6% generated from sources outside of the United States during the three months ended March 31, 2020 and 2019, respectively, principally in Canada. At March 31, 2020 and December 31, 2019, approximately 3.4% and 4.4%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 18—Subsequent Events

Cash Dividend

On May 1, 2020, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of June 30, 2020, payable on or about July 15, 2020.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (“First Quarter 2020 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission (“SEC”), including in Part II, Item 1A “Risk Factors” of this First Quarter 2020 report. You should read this First Quarter 2020 Report, our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2020 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2020 Report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, the novel coronavirus (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, all segments have reported various levels of project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects.

We anticipate that the outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

To date, the inefficiencies experienced have had an unquantifiable impact to our business. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business or on our financial results for the remainder of 2020.

We also monitor our customers and their industries to assess the effect that changes in economic, market, and regulatory conditions may have on them. We have experienced reduced spending by some of our customers over the last several months, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions and the impact of COVID-19 may continue to affect demand for our services in the near-term.

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services. The volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, specifically in our oil field services and Canadian operations. The recent significant reduction in the price of oil could create uncertainty with respect to demand for our oil and gas pipeline services in the near term, with additional uncertainty resulting over the length of time that prices remain depressed. When the current oversupply eases and with a return to increasing global demand for oil, we expect oil prices to recover from the current levels. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies are described in our Item 7 of our Annual Report on

Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2020 to the three months ended March 31, 2019.

Revenue

Revenue was $743.2 million for the three months ended March 31, 2020, an increase of $81.7 million, or 12.3%, compared to the same period in 2019. The increase was primarily due to growth in our Pipeline and Power segments, partially offset by lower revenue in our Transmission and Civil segments.

Gross Profit

Gross profit was $47.8 million for the three months ended March 31, 2020, a decrease of $4.7 million, or 8.9%, compared to the same period in 2019. The decrease was primarily due to a decrease in gross profit as a percentage of revenue, partially offset by revenue growth. Gross profit as a percentage of revenue decreased to 6.4% for the three months ended March 31, 2020, compared to 7.9% for the same period in 2019 as described in the forthcoming segment results.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $44.4 million during the three months ended March 31, 2020, an increase of $1.5 million, or 3.4%, compared to 2019 primarily due to a $1.0 million increase in consulting expenses. SG&A expense as a percentage of revenue decreased to 6.0% compared to 6.5% for the corresponding period in 2019 due to increased revenue.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Foreign exchange gain (loss)	$136	$(185)
Other income (expense), net	12	(370)
Interest income	281	349
Interest expense	(9,112)	(5,592)
Total other income (expense)	$(8,683)	$(5,798)

Foreign exchange gains reflect currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense for the three months ended March 31, 2020, increased compared to the same period in 2019 due primarily to a $5.0 million unrealized loss on the change in the fair value of our interest rate swap agreement during the three months ended March 31, 2020, compared to $1.4 million in 2019.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the three months ended March 31, 2020. The rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded an income tax benefit for the three months ended March 31, 2020 of $1.5 million compared to an expense of $0.8 million for the three months ended March 31, 2019. The $2.3 million decrease in income tax expense was primarily driven by a $8.0 million decrease in pre-tax income (excluding noncontrolling interests).

Segment results

Power Segment

Revenue and gross profit for the Power segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$196,193		$145,383
Gross profit	18,682	9.5%	20,198	13.9%

Revenue increased by $50.8 million, or 34.9%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase is primarily due to a carbon monoxide and hydrogen plant project that began in the second quarter of 2019 ($33.1 million) and progress on a West Texas solar facility project that began late in the first quarter of 2019 ($16.8 million).

Gross profit for the three months ended March 31, 2020, decreased by $1.5 million, or 7.5%, compared to the same period in 2019 due to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 9.5% during the three months ended March 31, 2020, compared to 13.9% in the same period in 2019 primarily due to higher costs associated with an engineering project and a Canadian tank farm project in 2020, as well as the favorable impact from the closeout of multiple refinery projects and our Carlsbad joint venture project in 2019. These amounts are partially offset by an improved gross margin on a West Texas solar facility project in 2020 and increase in expected claim recovery on a project completed in 2014.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$191,523		$134,814
Gross profit	16,492	8.6%	15,016	11.1%

Revenue increased by $56.7 million, or 42.1%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase is primarily due to pipeline projects in Texas and Virginia that began in the first quarter of 2020 ($118.2 million combined), partially offset by the substantial completion of a major pipeline project in West Texas in the second quarter of 2019 and reduced activity on a major pipeline project in the Mid-Atlantic ($51.3 million combined).

Gross profit for the three months ended March 31, 2020 increased by $1.5 million, or 9.8%, compared to the same period in 2019 due to higher revenue, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 8.6% during the three months ended March 31, 2020, compared to 11.1% in the same period in 2019 primarily due to startup costs on pipeline projects in Texas in 2020 and the favorable impact from the closeout of multiple pipeline projects in 2019.

Utilities Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$147,170		$146,206
Gross profit	4,602	3.1%	8,241	5.6%

Revenue increased by $1.0 million, or 0.7%, for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to increased activity with utility customers in the Midwest, Southeast, and Texas ($10.5 million combined), partially offset by decreased activity with a utility customer in California.

Gross profit for the three months ended March 31, 2020 decreased by $3.6 million, or 44.2%, compared to the same period in 2019 primarily due to lower margins. Gross profit as a percent of revenue decreased to 3.1% during the three months ended March 31, 2020, compared to 5.6%, in the same period in 2019 primarily due to the favorable impact from the closeout of multiple jobs with a utility customer in California in 2019.

Transmission Segment

Revenue and gross profit for the Transmission segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$102,784		$118,443
Gross profit	1,712	1.7%	6,628	5.6%

Revenue decreased by $15.7 million, or 13.2%, for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to decreased activity with a utility customer in Texas.

Gross profit for the three months ended March 31, 2020, decreased by $4.9 million, or 74.2%, compared to the same period in 2019, due primarily to lower revenue and margins. Gross profit as a percentage of revenue decreased to 1.7% during the three months ended March 31, 2020, compared to 5.6% in the same period in 2019 primarily due to slower than anticipated release of work by certain customers resulting in higher relative carrying costs for equipment and personnel, and the unfavorable impact of mix of projects in 2020.

Civil Segment

Revenue and gross profit for the Civil segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$105,573		$116,712
Gross profit	6,322	6.0%	2,377	2.0%

Revenue decreased by $11.1 million, or 9.5%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease is primarily due to the substantial completion of an ethylene plant project in the second quarter of 2019 and lower Texas Department of Transportation volumes ($16.3 million combined). These amounts were partially offset by progress on a methanol plant project that began in 2019 and higher Louisiana Department of Transportation and Development (“DOTD”) volumes.

Gross profit for the three months ended March 31, 2020 increased by $3.9 million compared to the same period in 2019 due to higher margins, partially offset by lower revenue. Gross profit as a percentage of revenue increased to 6.0% during the three months ended March 31, 2020, compared to 2.0% in the same period in 2019 due primarily to increased profit on Louisiana DOTD projects and the unfavorable impact from the Belton area projects in 2019. As of December 31, 2019, all of the Belton area projects were substantially complete.

At March 31, 2020, we had approximately $28.2 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects, all of which had been recognized as revenue on a cumulative catch-up basis through March 31, 2020.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.2% generated from sources outside of the United States during the three months ended March 31, 2020, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2019 and March 31, 2020 and the changes in Fixed Backlog for the three months ended March 31, 2020 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Three Months
	December 31,	Additions to	Recognized from	March 31,			Non-Fixed			ended March 31,
Reportable Segment	2019	Fixed Backlog	Fixed Backlog	2020	00	00	Backlog Projects	00	00	2020
Power	$401.3	$112.7	$155.5	$358.5			$40.7			$196.2
Pipeline	743.4	318.0	144.8	916.6			46.7			191.5
Utilities	36.6	42.5	42.6	36.5			104.5			147.1
Transmission	23.0	11.7	21.0	13.7			81.8			102.8
Civil	555.1	157.0	102.7	609.4			2.9			105.6
Total	$1,759.4	$641.9	$466.6	$1,934.7			$276.6			$743.2

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At March 31, 2020, our total Fixed Backlog was $1.93 billion, representing an increase of $175.3 million, or 10.0%, compared to $1.76 billion at December 31, 2019.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2019	2020
First Quarter	$292.9	$270.4
Second Quarter	348.3
Third Quarter	366.9
Fourth Quarter	348.5

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2020 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2020
Power	$95.3
Pipeline	85.3
Utilities	677.9
Transmission	407.2
Civil	3.7
Total	$1,269.4

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Power	$557.8	$498.8	$512.0	$515.4	$453.8
Pipeline	659.5	866.3	854.2	862.3	1,001.9
Utilities	802.3	782.4	764.3	774.0	714.4
Transmission	468.9	473.0	469.8	467.0	420.9
Civil	451.5	576.0	610.3	558.8	613.1
Total	$2,940.0	$3,196.5	$3,210.6	$3,177.5	$3,204.1

We expect that during the next four quarters, we will recognize as revenue approximately 73% of the total backlog at March 31, 2020, comprised of backlog of approximately: 87% of the Power segment; 45% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 57% of the Civil segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow. If needed, we have availability under our lines of credit to augment liquidity needs. At March 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $39.5 million, and available borrowing capacity was $160.5 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $93.5 million at March 31, 2020, compared to $120.3 million at December 31, 2019. We anticipate that our cash and investments on hand, existing borrowing capacity under credit facilities and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity, we do not consider cash and cash equivalents held by our consolidated VIEs.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the three months ended March 31, 2020, we spent approximately $9.3 million for capital expenditures, which included $4.9 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $19.8 million. Capital expenditures for the remaining nine months of 2020 are expected to total between $30.0 million and $40.0 million.

Cash Flows

Cash flows during the three months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Change in cash:
Net cash used in operating activities	$(5,467)	$(72,096)
Net cash used in investing activities	(2,409)	(9,979)
Net cash (used in) provided by financing activities	(19,195)	4,670
Effect of exchange rate changes	259	327
Net change in cash and cash equivalents	$(26,812)	$(77,078)

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019	Change
Operating Activities:
Net (loss) income	$(3,734)	$2,936	$(6,670)
Depreciation and amortization	19,797	21,700	(1,903)
Changes in assets and liabilities	(26,509)	(96,529)	70,020
Other	4,979	(203)	5,182
Net cash used in operating activities	$(5,467)	$(72,096)	$66,629

Net cash used in operating activities for the three months ended March 31, 2020 was $5.5 million compared to $72.1 million for the three months ended March 31, 2019. The change year-over-year was primarily due to a favorable impact from the changes in assets and liabilities.

The significant components of the $26.5 million change in assets and liabilities for the three months ended March 31, 2020 are summarized as follows:

●	Contract liabilities decreased by $15.4 million, primarily due to lower deferred revenue;

●	Accounts receivable increased by $13.9 million, due primarily to the timing of collecting from our customers;

●	Contract assets increased by $15.7 million, primarily due to the timing of billing our customers; and

●	Accounts payable and accrued liabilities increased by $23.8 million, due to the timing of payments to our vendors and suppliers.

Investing activities

For the three months ended March 31, 2020, we used $2.4 million in cash for investing activities compared to $10.0 million for the three months ended March 31, 2019.

During the three months ended March 31, 2020, we purchased property and equipment for $9.3 million compared to $14.4 million during the same period in the prior year. In addition, we received proceeds from the sale of property and equipment of $6.9 million during the three months ended March 31, 2020, compared to $4.4 million during the same period in the prior year. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Financing activities

Financing activities used cash of $19.2 million for the three months ended March 31, 2020, which was primarily due to the following:

●	Repayment of long-term debt of $15.0 million;
●	Repurchase of common stock of $7.4 million;
●	Dividend payments to our stockholders of $2.9 million; and
●	Proceeds from the issuance of debt secured by our real estate of $6.8 million

Financing activities provided cash of $4.7 million for the three months ended March 31, 2019, which was primarily due to the following:

●	Proceeds from the issuances of debt secured by our equipment of $23.1 million
●	Proceeds of $1.8 million from the issuance of 114,106 shares of common stock purchased by the participants in the Primoris Long-term Retention Plan
●	Repayment of long-term debt of $17.2 million;
●	Dividend payments to our stockholders of $3.0 million;

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2020 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 14 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2020 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At March 31, 2020, we had letters of credit outstanding of $40.0 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2020 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2020, we had $829.0 million in outstanding bonds. As of the date of this First Quarter 2020 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For

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

Interest rate risk. Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2020, $150.6 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2020, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2020, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.

Part II. Other Information

Item 1. Legal Proceedings

The information required for this item is provided in Note 16 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A entitled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our most recently filed Annual Report on Form 10-K, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this Report, including the updated risk factor set forth below. Except as set forth below or otherwise discussed in this Report, there have been no material changes from the risk factors previously disclosed in our most recently filed Annual Report on Form 10-K.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events could disrupt our operations, or the operations of one or more of our vendors or customers, and could adversely affect our financial results. In particular, these types of events could impact our product supply chain from or to the impacted region and could cause our customers to delay or cancel projects, which could impact our ability to operate. In addition, these types of events could lead to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices.

For example, in December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, we have experienced project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages, which has led to general inefficiencies from having to start and stop work, re-sequence work, require on-site health screenings before entering a job site, and follow proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. We will also continue to monitor our customers and their industries to assess the effect that changes in economic, market and regulatory conditions may have on them. Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, we are unable to predict the extent to which the COVID-19 pandemic may have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended March 31, 2020 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	—	$—	—	$—
February 1, 2020 to February 29, 2020	—	—	—	25,000,000
March 1, 2020 to March 31, 2020	461,831	$16.01	461,831	17,606,086
Total	461,831			$17,606,086

______________________________

(1) In February 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $25.0 million of our outstanding common stock. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In March 2020, we purchased an aggregate of 461,831 shares of our Common Stock for an aggregate purchase price of $7.4 million or $16.04 per share. As of March 31, 2020, we have $17.6 million remaining of common stock authorized to be purchased under the share repurchase program. The share repurchase plan expires on December 31, 2020.

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

PRIMORIS SERVICES CORPORATION

Date: May 4, 2020	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)