Form 10-Q
period 2020-06-30
Primoris Services Corp
filed 2020-08-04
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

At July 27, 2020, 48,251,599 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$155,670	$120,286
Accounts receivable, net	468,949	404,911
Contract assets	376,733	344,806
Prepaid expenses and other current assets	45,943	42,704
Total current assets	1,047,295	912,707
Property and equipment, net	368,086	375,888
Operating lease assets	240,072	242,385
Deferred tax assets	1,116	1,100
Intangible assets, net	65,146	69,829
Goodwill	215,103	215,103
Other long-term assets	16,736	13,453
Total assets	$1,953,554	$1,830,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,980	$235,972
Contract liabilities	223,077	192,397
Accrued liabilities	222,472	183,501
Dividends payable	2,893	2,919
Current portion of long-term debt	51,913	55,659
Total current liabilities	757,335	670,448
Long-term debt, net of current portion	300,899	295,642
Noncurrent operating lease liabilities, net of current portion	163,947	171,225
Deferred tax liabilities	17,820	17,819
Other long-term liabilities	68,649	45,801
Total liabilities	1,308,650	1,200,935
Commitments and contingencies (See Note 16)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 48,220,811 and 48,665,138 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	91,257	97,130
Retained earnings	554,717	531,291
Accumulated other comprehensive (loss) income	(1,109)	76
Noncontrolling interest	34	1,028
Total stockholders’ equity	644,904	629,530
Total liabilities and stockholders’ equity	$1,953,554	$1,830,465

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$908,216	$789,929	$1,651,459	$1,451,487
Cost of revenue	807,249	709,398	1,502,682	1,318,496
Gross profit	100,967	80,531	148,777	132,991
Selling, general and administrative expenses	51,422	48,719	95,810	91,650
Operating income	49,545	31,812	52,967	41,341
Other income (expense):
Foreign exchange gain (loss), net	(200)	(403)	(64)	(588)
Other income (expense), net	706	177	718	(193)
Interest income	64	219	345	568
Interest expense	(3,690)	(6,716)	(12,802)	(12,308)
Income before provision for income taxes	46,425	25,089	41,164	28,820
Provision for income taxes	(13,463)	(7,265)	(11,936)	(8,060)
Net income	32,962	17,824	29,228	20,760

Less net income attributable to noncontrolling interests	(3)	(37)	(6)	(1,026)

Net income attributable to Primoris	$32,959	$17,787	$29,222	$19,734

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Earnings per share:
Basic	$0.68	$0.35	$0.60	$0.39
Diluted	$0.68	$0.35	$0.60	$0.39

Weighted average common shares outstanding:
Basic	48,270	50,912	48,429	50,841
Diluted	48,668	51,228	48,782	51,208

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$32,962	$17,824	$29,228	$20,760
Other comprehensive income, net of tax:
Foreign currency translation adjustments	552	362	(1,185)	736
Comprehensive income	33,514	18,186	28,043	21,496
Less net income attributable to noncontrolling interests	(3)	(37)	(6)	(1,026)
Comprehensive income attributable to Primoris	$33,511	$18,149	$28,037	$20,470

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, March 31, 2020	48,254,575	$5	$91,414	$524,655		$(1,661)	$1,031	$615,444
Net income	—	—	—	32,959		—	3	32,962
Foreign currency translation adjustments, net of tax	—	—	—	—		552	—	552
Issuance of shares to employees and directors	10,451	—	163	—		—	—	163
Conversion of Restricted Stock Units, net of shares withheld for taxes	13,516	—	(77)	—		—	—	(77)
Amortization of Restricted Stock Units	—	—	703	—		—	—	703
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—	—
Repurchase of stock	(57,731)	—	(950)	—		—	—	(950)
Distribution of noncontrolling entities	—	—	—	—		—	(1,000)	(1,000)
Dividends declared ($0.06 per share)	—	—	—	(2,893)		—	—	(2,893)
Balance, June 30, 2020	48,220,811	$5	$91,257	$554,717		$(1,109)	$34	$644,904

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	Equity
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291		$76	$1,028	$629,530
Net income	—	—	—	29,222		—	6	29,228
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,185)	—	(1,185)
Issuance of shares to employees and directors	61,719	—	1,337	—		—	—	1,337
Conversion of Restricted Stock Units, net of shares withheld for taxes	13,516	—	(77)	—		—	—	(77)
Amortization of Restricted Stock Units	—	—	1,202	—		—	—	1,202
Dividend equivalent Units accrued - Restricted Stock Units	—	—	8	(8)		—	—	—
Repurchase of stock	(519,562)	—	(8,343)	—		—	—	(8,343)
Distribution of noncontrolling entities	—	—	—	—		—	(1,000)	(1,000)
Dividends declared ($0.12 per share)	—	—	—	(5,788)		—	—	(5,788)
Balance, June 30, 2020	48,220,811	$5	$91,257	$554,717		$(1,109)	$34	$644,904

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, March 31, 2019	50,842,902	$5	$147,208	$459,959		$(534)	$3,747		$610,385
Net income	—	—	—	17,787		—	37		17,824
Foreign currency translation adjustments, net of tax	—	—	—	—		362	—		362
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—		—	—		(1,519)
Amortization of Restricted Stock Units	—	—	371	—		—	—		371
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—		—
Distribution of noncontrolling entities	—	—	—	—		—	(3,500)		(3,500)
Dividends declared ($0.06 per share)	—	—	—	(3,058)		—	—		(3,058)
Balance, June 30, 2019	50,965,221	$5	$146,064	$474,684		$(172)	$284		$620,865

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075		$(908)	$2,763		$606,983
Net income	—	—	—	19,734		—	1,026		20,760
Foreign currency translation adjustments, net of tax	—	—	—	—		736	—		736
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—		—	—		(1,519)
Issuance of shares to employees and directors	127,384	—	2,661	—		—	—		2,661
Amortization of Restricted Stock Units	—	—	858	—		—	—		858
Dividend equivalent Units accrued - Restricted Stock Units	—	—	16	(16)		—	—		—
Distribution of noncontrolling entities	—	—	—	—		—	(3,505)		(3,505)
Dividends declared ($0.12 per share)	—	—	—	(6,109)		—	—		(6,109)
Balance, June 30, 2019	50,965,221	$5	$146,064	$474,684		$(172)	$284		$620,865

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$29,228	$20,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,231	43,392
Stock-based compensation expense	1,202	858
Gain on sale of property and equipment	(7,332)	(4,713)
Unrealized loss on interest rate swap	4,907	4,194
Other non-cash items	2,823	160
Changes in assets and liabilities:
Accounts receivable	(65,860)	(97,964)
Contract assets	(32,765)	(51,048)
Other current assets	(3,268)	5,309
Other long-term assets	223	(137)
Accounts payable	21,897	(31,405)
Contract liabilities	30,784	4,205
Operating lease assets and liabilities, net	(551)	(918)
Accrued liabilities	22,125	13,481
Other long-term liabilities	18,007	(2,698)
Net cash provided by (used in) operating activities	60,651	(96,524)
Cash flows from investing activities:
Purchase of property and equipment	(21,703)	(56,907)
Proceeds from sale of property and equipment	12,086	21,196
Net cash used in investing activities	(9,617)	(35,711)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	140,000
Payments on revolving line of credit	—	(85,000)
Proceeds from issuance of long-term debt	33,873	23,105
Repayment of long-term debt	(32,469)	(34,320)
Proceeds from issuance of common stock purchased under a long-term incentive plan	578	1,804
Payment of taxes on conversion of Restricted Stock Units	(77)	(1,519)
Cash distribution to noncontrolling interest holders	(1,000)	(3,505)
Repurchase of common stock	(8,343)	—
Dividends paid	(5,814)	(6,094)
Other	(2,014)	(39)
Net cash (used in) provided by financing activities	(15,266)	34,432
Effect of exchange rate changes on cash and cash equivalents	(384)	854
Net change in cash and cash equivalents	35,384	(96,949)
Cash and cash equivalents at beginning of the period	120,286	151,063
Cash and cash equivalents at end of the period	$155,670	$54,114

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$7,735	$7,955
Cash paid for income taxes, net of refunds received	(13)	(9,599)
Leased assets obtained in exchange for new operating leases	42,450	51,060

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2020	2019
Dividends declared and not yet paid	$2,893	$3,058

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2020 and 2019 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 24, 2020, which contains our audited consolidated financial statements for the year ended December 31, 2019, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 50% of total revenue; however, the companies that comprise the top ten vary from year to year.

For the three and six months ended June 30, 2020, approximately 52.3% and 50.7%, respectively, of total revenue was generated from our top ten customers. For the three and six months ended June 30, 2020, one pipeline customer represented approximately 15.6% and 13.6% of total revenue, respectively.

For the three and six months ended June 30, 2019, approximately 47.1% and 48.0%, respectively, of total revenue was generated from our top ten customers, and no one customer accounted for more than 10% of total revenue, respectively.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2020:
Cash and cash equivalents	$155,670	$—	$—
Contingent consideration	—	—	938
Liabilities as of June 30, 2020:
Interest rate swap	$—	$11,350	$—

Assets as of December 31, 2019:
Cash and cash equivalents	$120,286	$—	$—
Contingent consideration	—	—	938
Liabilities as of December 31, 2019:
Interest rate swap	$—	$6,443	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting a certain performance target. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million which is included in “Other long-term assets” on the Condensed Consolidated Balance Sheets. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance target to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. During the six months ended June 30, 2020, there was no change to the fair value of the contingent consideration.

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

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of June 30, 2020, we had $2.44 billion of remaining performance obligations. We expect to recognize approximately 67% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the end of 2022.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and six months ended June 30, 2020, revenue recognized from performance obligations satisfied in previous periods was $4.4 million and $8.0 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At June 30, 2020, we had approximately $101.6 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $85.7 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2020.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Unbilled revenue	$279,750	$251,429
Retention receivable	82,711	81,393
Contract materials (not yet installed)	14,272	11,984
	$376,733	$344,806

Contract assets increased by $31.9 million compared to December 31, 2019 due primarily to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue, which arises when billings are in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred revenue	$211,582	$186,081
Accrued loss provision	11,495	6,316
	$223,077	$192,397

Contract liabilities increased by $30.7 million compared to December 31, 2019 primarily due to higher deferred revenue.

Revenue recognized for the six months ended June 30, 2020, that was included in the contract liability balance at December 31, 2019 was approximately $117.6 million.

The following tables present our revenue disaggregated into various categories.

Master Service Agreements (“MSA”) and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2020
Segment	MSA	Non-MSA	Total
Power	$26,505	130,971	157,476
Pipeline	32,817	256,742	289,559
Utilities	182,601	47,574	230,175
Transmission	92,656	17,292	109,948
Civil	732	120,326	121,058
Total	$335,311	$572,905	$908,216

	For the six months ended June 30, 2020
Segment	MSA	Non-MSA	Total
Power	$63,600	290,069	353,669
Pipeline	79,549	401,533	481,082
Utilities	286,612	90,733	377,345
Transmission	174,430	38,302	212,732
Civil	1,528	225,103	226,631
Total	$605,719	$1,045,740	$1,651,459

	For the three months ended June 30, 2019
Segment	MSA	Non-MSA	Total
Power	$43,689	$128,481	$172,170
Pipeline	20,153	117,090	137,243
Utilities	172,371	49,941	222,312
Transmission	110,875	24,479	135,354
Civil	1,225	121,625	122,850
Total	$348,313	$441,616	$789,929

	For the six months ended June 30, 2019
Segment	MSA	Non-MSA	Total
Power	$92,884	$224,669	$317,553
Pipeline	42,002	230,055	272,057
Utilities	291,833	76,685	368,518
Transmission	212,598	41,199	253,797
Civil	1,875	237,687	239,562
Total	$641,192	$810,295	$1,451,487

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$119,336	—	38,140	157,476
Pipeline	24,006	150,331	115,222	289,559
Utilities	30,683	155,006	44,486	230,175
Transmission	12,843	97,020	85	109,948
Civil	17,366	94,760	8,932	121,058
Total	$204,234	$497,117	$206,865	$908,216

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$264,186	181	89,302	353,669
Pipeline	39,351	232,161	209,570	481,082
Utilities	54,772	235,645	86,928	377,345
Transmission	26,479	185,809	444	212,732
Civil	37,225	170,207	19,199	226,631
Total	$422,013	$824,003	$405,443	$1,651,459

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$105,105	$4,042	$63,023	$172,170
Pipeline	14,109	10,130	113,004	137,243
Utilities	30,120	119,618	72,574	222,312
Transmission	14,251	115,679	5,424	135,354
Civil	19,001	83,905	19,944	122,850
Total	$182,586	$333,374	$273,969	$789,929

(1)Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$180,248	$10,655	$126,650	$317,553
Pipeline	31,336	10,504	230,217	272,057
Utilities	52,887	187,496	128,135	368,518
Transmission	22,714	221,520	9,563	253,797
Civil	41,686	162,399	35,477	239,562
Total	$328,871	$592,574	$530,042	$1,451,487

(1)Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows (in thousands):

	June 30,	December 31,
Reporting Segment	2020	2019
Power	$26,194	$26,194
Pipeline	52,415	52,415
Utilities	37,312	37,312
Transmission	59,032	59,032
Civil	40,150	40,150
Total Goodwill	$215,103	$215,103

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$16,040	(14,213)	1,827	$16,040	$(13,216)	$2,824
Customer relationships	91,000	(27,901)	63,099	91,000	(24,353)	66,647
Non-compete agreements	1,900	(1,680)	220	1,900	(1,580)	320
Other	275	(275)	—	275	(237)	38
Total	$109,215	$(44,069)	$65,146	$109,215	$(39,386)	$69,829

Amortization expense of intangible assets was $2.3 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.7 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2020 (remaining six months)	$4,134
2021	7,577
2022	6,416
2023	5,581
2024	4,862
Thereafter	36,576
$65,146

Note 7—Accounts Payable and Accrued Liabilities

At June 30, 2020 and December 31, 2019, accounts payable included retention amounts of approximately $10.1 million and $11.3 million, respectively.  These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related employee benefits	$85,130	$64,705
Current operating lease liability	78,444	74,036
Casualty insurance reserves	9,729	9,918
Corporate income taxes and other taxes	19,736	9,027
Other	29,433	25,815
	$222,472	$183,501

Note 8—Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Term loan	$198,000	$203,500
Revolving credit facility	—	—
Commercial equipment notes	106,119	105,114
Mortgage notes	49,374	43,474
Total debt	353,493	352,088
Unamortized debt issuance costs	(681)	(787)
Total debt, net	$352,812	$351,301
Less: current portion	(51,913)	(55,659)
Long-term debt, net of current portion	$300,899	$295,642

The weighted average interest rate on total debt outstanding at June 30, 2020 and December 31, 2019 was 3.7% and 4.0%, respectively.

Credit Agreement

Our amended and restated credit agreement (“Credit Agreement”) consists of a $220.0 million term loan and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The Credit Agreement also includes the ability to increase the borrowing capacity thereunder by $75.0 million, subject to obtaining additional or increased lender commitments. The maturity date of the Credit Agreement is July 9, 2023. At June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $57.2 million, and available borrowing capacity was $142.8 million.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at June 30, 2020.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At June 30, 2020, commercial letters of credit outstanding were $0.6 million in Canadian dollars, and the available borrowing capacity was $3.4 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At June 30, 2020, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At June 30, 2020, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of June 30, 2020, and December 31, 2019, our outstanding interest rate swap agreement contained a notional amount of $148.5 million and $152.6 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2020	2019
Interest rate swap	Other long-term liabilities	11,350	6,443

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of Loss Recognized	June 30,		June 30,
	on Derivatives	2020	2019	2020	2019
Interest rate swap	Interest expense	$838	$2,912	$6,273	$4,508

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

The Carlsbad joint venture’s operating activities began in 2015 and are included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$227	$—	$4,251
Net income attributable to noncontrolling interests	3	37	6	1,026

The Carlsbad joint venture made distributions of $1.0 million to the noncontrolling interest and $1.0 million to us during the three and six months ended June 30, 2020. The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the three and six months ended June 30, 2019. In addition, we did not make any capital contributions to the Carlsbad joint venture during the six months ended June 30, 2020 and 2019. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2020.

The following table summarizes the total balance sheet amounts for the Carlsbad joint venture, which is included in our Condensed Consolidated Balance Sheets, and the total consolidated balance sheet amounts (in thousands):

	Joint Venture	Consolidated
At June 30, 2020	Amounts	Amounts
Cash	$474	$155,670
Due to Primoris	9	—
Accounts payable	—	256,980
Contract liabilities	391	223,077

At December 31, 2019
Cash	$2,124	$120,286
Accounts payable	38	235,972
Contract liabilities	425	192,397

Note 11—Stock-Based Compensation

In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Our Board of Directors has granted 597,008 Restricted Stock Units (“Units”), net of forfeitures, to employees under the Equity Plan. The grants were documented in RSU Award Agreements, which provide for a vesting schedule and require continuing employment of the employee. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

At June 30, 2020, a total of 271,938 Units were vested. The vesting schedule for the remaining Units are as follows:

Number of Units
For the Years Ending December 31,	to Vest
2020 (remaining six months)	18,504
2021	166,141
2022	82,892
2023	57,533
325,070

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. We recognized $0.7 million and $0.4 million in compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, approximately $4.4 million of unrecognized compensation expense remained for the Units, which will be recognized over a weighted average period of 2.4 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At June 30, 2020, a total of 2,596 Dividend Equivalent Units were accrued.

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for the six months ended June 30, 2020 and 2019 was 29.0% and 28.0%, respectively. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for each of the six months ended June 30, 2020 and 2019 was 29.0%. For the first six months of 2020 and 2019, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. Similarly, the Canada Emergency Wage Subsidy legislation was enacted on April 11, 2020 to provide employment retention incentives to certain Canadian employers. We are deferring FICA tax payments through the end of 2020 as allowed under the CARES Act. This deferral was $13.7 million at June 30, 2020, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheet. Half of the deferral is due on December 31, 2021, and the other half is due on December 31, 2022.

Note 13—Dividends and Earnings Per Share

We paid cash dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
November 2, 2018	December 31, 2018	January 15, 2019	0.06
February 26, 2019	March 29, 2019	April 15, 2019	0.06
May 3, 2019	June 28, 2019	July 15, 2019	0.06
August 2, 2019	September 30, 2019	October 15, 2019	0.06
October 31, 2019	December 31, 2019	January 15, 2020	0.06
February 21, 2020	March 31, 2020	April 15, 2020	0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Primoris	$32,959	$17,787	$29,222	$19,734

Denominator:
Weighted average shares for computation of basic earnings per share	48,270	50,912	48,429	50,841
Dilutive effect of shares issued to independent directors	4	—	6	4
Dilutive effect of restricted stock units	394	316	347	363
Weighted average shares for computation of diluted earnings per share	48,668	51,228	48,782	51,208

Earnings per share attributable to Primoris:
Basic	$0.68	$0.35	$0.60	$0.39
Diluted	$0.68	$0.35	$0.60	$0.39

Note 14—Stockholders’ Equity

Common stock

We issued 34,524 and 114,106 shares of common stock in the six months ended June 30, 2020 and 2019, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.6 million and $1.8 million in the six months ended June 30, 2020 and 2019, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2020 were a portion of bonus amounts earned in 2019, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2019. The shares purchased in the six months ended June 30, 2019 were for bonus amounts earned in 2018, and the number of shares was calculated at 75% of the average daily closing market price during December 2018.

In the six months ended June 30, 2020 and 2019, we issued 27,195 and 13,278 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2020, a total of 13,516 Units, net of forfeitures for tax withholdings, were converted to common stock. There were 122,319 Units converted to common stock during the three and six months ended June 30, 2019.

As discussed in Note 11 — “Stock–Based Compensation”, as of June 30, 2020, the Board of Directors has granted a total of 597,008 shares of Units, net of forfeitures under the Equity Plan and a total of 2,596 Dividend Equivalent Units were accrued at June 30, 2020.

Share Repurchase Plan

In February 2020, our Board of Directors authorized a $25.0 million share repurchase program. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In the three months ended June 30, 2020, we purchased and cancelled 57,731 shares of common stock, which in the aggregate, equaled $0.9 million at an average share price of $16.46. In the six months ended June 30, 2020, we purchased and cancelled 519,562 shares of common stock, which in the aggregate, equaled $8.3 million at an average share price of $16.06. The share repurchase plan expires on December 31, 2020.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense (1)	$23,153	$17,654	$46,131	$34,167

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2020	2019
Accrued liabilities	$78,444	$74,036
Noncurrent operating lease liabilities, net of current portion	163,947	171,225
	$242,391	$245,261

Note 16—Commitments and Contingencies

NTTA settlement — On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015, the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We will pay a third-party contractor approved by the NTTA to complete the remediation. During the six months ended June 30, 2020, we increased our estimate of the total expected remediation costs by $1.3 million. We also spent $5.1 million for remediation during the six months ended June 30, 2020. While we continue to monitor the progress toward remediation and the total remediation costs, at this time we cannot determine the total eventual remediation cost. At June 30, 2020, the remaining accrual balance was $4.7 million.

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

Bonding — At June 30, 2020 and December 31, 2019, the Company had bid and completion bonds issued and outstanding totaling approximately $710.6 million and $648.6 million, respectively.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended June 30,
	2020		2019
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$157,476	17.3%	$172,170	21.8%
Pipeline	289,559	31.9%	137,243	17.4%
Utilities	230,175	25.4%	222,312	28.1%
Transmission	109,948	12.1%	135,354	17.1%
Civil	121,058	13.3%	122,850	15.6%
Total	$908,216	100.0%	$789,929	100.0%

	For the six months ended June 30,
	2020		2019
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Power	$353,669	21.4%	$317,553	21.9%
Pipeline	481,082	29.1%	272,057	18.7%
Utilities	377,345	22.9%	368,518	25.4%
Transmission	212,732	12.9%	253,797	17.5%
Civil	226,631	13.7%	239,562	16.5%
Total	$1,651,459	100.0%	$1,451,487	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$6,703	4.3%	$23,167	13.5%
Pipeline	27,030	9.3%	11,531	8.4%
Utilities	42,392	18.4%	30,866	13.9%
Transmission	13,445	12.2%	10,200	7.5%
Civil	11,397	9.4%	4,767	3.9%
Total	$100,967	11.1%	$80,531	10.2%

	For the six months ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Power	$25,385	7.2%	$43,365	13.7%
Pipeline	43,522	9.0%	26,547	9.8%
Utilities	46,994	12.5%	39,107	10.6%
Transmission	15,157	7.1%	16,828	6.6%
Civil	17,719	7.8%	7,144	3.0%
Total	$148,777	9.0%	$132,991	9.2%

Segment Goodwill

The amount of goodwill recorded by each segment at June 30, 2020 and at December 31, 2019 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 3.3% and 5.0% generated from sources outside of the United States during the six months ended June 30, 2020 and 2019, respectively, principally in Canada. At June 30, 2020 and December 31, 2019, approximately 3.5% and 4.4%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 18—Subsequent Events

Cash Dividend

On July 31, 2020, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of September 30, 2020, payable on or about October 15, 2020.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (“Second Quarter 2020 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission (“SEC”), including in Part II, Item 1A “Risk Factors” of this Second Quarter 2020 report. You should read this Second Quarter 2020 Report, our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2020 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2020 Report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized primarily on an input basis, based on contract costs incurred as defined within the respective contracts.

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

In March 2020, the novel coronavirus (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, all segments have reported various levels of project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. However, despite these impacts our work has been deemed essential, our business model appears to be resilient, and we have adapted accordingly, including making salary or headcount reductions where appropriate.

We anticipate that the pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

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

We also monitor our customers and their industries to assess the effect that changes in economic, market, and regulatory conditions may have on them. We have experienced reduced spending, project delays, and project cancellations by some of our customers over the last several months, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions and the impact of COVID-19 may continue to affect demand for our services in the near-term.

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

The continuing changes in the regulatory environment may affect the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. Renewable resources are also creating a demand for our construction and specialty services, such as the need for battery storage and the construction of solar power production facilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019.

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.

Revenue

Revenue was $908.2 million for the three months ended June 30, 2020, an increase of $118.3 million, or 15.0%, compared to the same period in 2019. The increase was primarily due to growth in our Pipeline segment, partially offset by lower revenue in our Power and Transmission segments.

Revenue was $1,651.5 million for the six months ended June 30, 2020, an increase of $200.0 million, or 13.8%, compared to the same period in 2019. The increase was primarily due to growth in our Pipeline and Power segments, partially offset by lower revenue in our Transmission segment.

Gross Profit

Gross profit was $101.0 million for the three months ended June 30, 2020, an increase of $20.4 million, or 25.4%, compared to the same period in 2019. The increase was primarily due to an increase in revenue and margins. Gross profit as a percentage of revenue increased to 11.1% for the three months ended June 30, 2020, compared to 10.2% for the same period in 2019 as described in the forthcoming segment results.

Gross profit was $148.8 million for the six months ended June 30, 2020, an increase of $15.8 million, or 11.9%, compared to the same period in 2019. The increase was primarily due to revenue growth. Gross profit as a percentage of revenue was comparable to 2019.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $51.4 million during the three months ended June 30, 2020, an increase of $2.7 million, or 5.5%, compared to 2019 primarily due to a $3.5 million increase in compensation related expenses, including incentive compensation, partially offset by a $0.7 million decrease in travel expense. SG&A expense as a percentage of revenue decreased to 5.7% compared to 6.2% for the corresponding period in 2019 due to increased revenue.

SG&A expenses were $95.8 million during the six months ended June 30, 2020, an increase of $4.2 million, or 4.5%, compared to 2019 primarily due to a $2.5 million increase in compensation related expenses, including incentive compensation and a $1.4 million increase in consulting expense. SG&A expense as a percentage of revenue decreased to 5.8% compared to 6.3% for the corresponding period in 2019 due to increased revenue.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign exchange gain (loss), net	(200)	(403)	$(64)	$(588)
Other income (expense), net	706	177	718	(193)
Interest income	64	219	345	568
Interest expense	(3,690)	(6,716)	(12,802)	(12,308)
Total other income (expense)	$(3,120)	$(6,723)	$(11,803)	$(12,521)

Foreign exchange gain (loss), net reflects currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense for the three months ended June 30, 2020, decreased compared to the same period in 2019 due primarily to a $0.1 million unrealized gain on the change in the fair value of our interest rate swap agreement during the three months ended June 30, 2020, compared to a $2.7 million loss in 2019. Interest expense for the six months ended June 30, 2020 was comparable to the same period in 2019.

Provision for income taxes

We are subject to tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur which can cause variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the six months ended June 30, 2020. The rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended June 30, 2020 of $13.5 million compared to $7.3 million for the three months ended June 30, 2019. The $6.2 million increase in income tax expense was primarily driven by a $21.4 million increase in pre-tax income (excluding noncontrolling interests).

We recorded income tax expense for the six months ended June 30, 2020 of $11.9 million compared to $8.1 million for the six months ended June 30, 2019. The $3.8 million increase in income tax expense was primarily driven by a $13.4 million increase in pre-tax income (excluding noncontrolling interests).

Segment results

Power Segment

Revenue and gross profit for the Power segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$157,476		$172,170
Gross profit	6,703	4.3%	23,167	13.5%

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Power Segment
Revenue	$353,669		$317,553
Gross profit	25,385	7.2%	43,365	13.7%

Revenue decreased by $14.7 million, or 8.5%, for the three months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily due to lower revenue at our Canadian operations and the substantial completion of a Louisiana industrial plant project in 2019 ($26.8 million combined), partially offset by an industrial project for a major utility customer in California that began in the third quarter of 2019 ($13.6 million).

Revenue increased by $36.1 million, or 11.4%, for the six months ended June 30, 2020, compared to the same period in 2019. The increase is primarily due to a carbon monoxide and hydrogen plant project that began in the second quarter of 2019 and an industrial project for a major utility customer in California that began in the third quarter of 2019 ($63.2 million combined). These amounts were partially offset by the substantial completion of a Louisiana industrial plant project and refinery projects in Southern California in the second half of 2019 ($33.9 million combined).

Gross profit for the three months ended June 30, 2020, decreased by $16.5 million, or 71.1%, compared to the same period in 2019 due to lower revenue and margins. Gross profit as a percentage of revenue decreased to 4.3% during the three months ended June 30, 2020, compared to 13.5% in the same period in 2019 primarily due to higher costs associated with a liquified natural gas (“LNG”) plant project in the northeast in 2020, partially offset by strong performance and favorable margins realized on Texas solar projects.

Gross profit for the six months ended June 30, 2020, decreased by $18.0 million, or 41.5% compared to the same period in 2019. The decrease is attributable to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 7.2% during the six months ended June 30, 2020, compared to 13.7% in the same period in 2019 due to higher costs associated with an LNG plant project in the northeast in 2020, as well as higher costs on an engineering project and a Canadian tank farm project in 2020. These amounts are partially offset by strong performance and favorable margins realized on our Texas solar projects.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$289,559		$137,243
Gross profit	27,030	9.3%	11,531	8.4%

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$481,082		$272,057
Gross profit	43,522	9.0%	26,547	9.8%

Revenue increased by $152.3 million, or 111.0%, for the three months ended June 30, 2020, compared to the same period in 2019. The increase is primarily due to pipeline projects in Texas that began in the first quarter of 2020 ($190.0 million combined), partially offset by the substantial completion of a major pipeline project in West Texas in the second quarter of 2019 and reduced activity on a pipeline project in the Mid-Atlantic ($30.9 million combined).

Revenue increased by $209.0 million, or 76.8%, for the six months ended June 30, 2020, compared to the same period in 2019. The increase is primarily due to pipeline projects in Texas and Virginia that began in the first quarter of 2020 ($314.8 million combined), partially offset by the substantial completion of a major pipeline project in West Texas in the second quarter of 2019, reduced activity on a pipeline project in the Mid-Atlantic, and a decrease in pipeline maintenance, facility construction and specialty services activity ($103.5 million combined).

Gross profit for the three months ended June 30, 2020 increased by $15.5 million, or 134.4%, compared to the same period in 2019 due to higher revenue and margins. Gross profit as a percentage of revenue increased to 9.3% during the three months ended June 30, 2020, compared to 8.4% in the same period in 2019 primarily due to unfavorable weather conditions on a West Texas pipeline project and the impact of a client delay on a project in Southern California in 2019.

Gross profit for the six months ended June 30, 2020 increased by $17.0 million, or 63.9%, compared to the same period in 2019 due to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 9.0% during the six months ended June 30, 2020, compared to 9.8% in the same period in 2019 primarily due to startup costs on pipeline projects in Texas in 2020 and the favorable impact from the closeout of multiple pipeline projects in 2019, partially offset by unfavorable weather conditions on a West Texas pipeline project in 2019 and the impact of a client delay on a project in Southern California in 2019.

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$230,175		$222,312
Gross profit	42,392	18.4%	30,866	13.9%

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$377,345		$368,518
Gross profit	46,994	12.5%	39,107	10.6%

Revenue increased by $7.9 million, or 3.5%, for the three months ended June 30, 2020, compared to the same period in 2019 primarily due to increased activity with customers in the Midwest, Southeast, California and Texas ($24.0 million combined), partially offset by decreased activity with a utility customer in California ($17.0 million).

Revenue increased by $8.8 million, or 2.4%, for the six months ended June 30, 2020, compared to the same period in 2019 primarily due to increased activity with customers in the Midwest, California and Texas ($29.7 million combined), partially offset by decreased activity with a utility customer in California ($20.4 million).

Gross profit for the three and six months ended June 30, 2020 increased by $11.5 million, or 37.3%, and $7.9 million, or 20.2%, respectively compared to the same periods in 2019 primarily due to higher revenue and margins.

Gross profit as a percentage of revenue increased to 18.4% and 12.5%, respectively, during the three and six months ended June 30, 2020, compared to 13.9% and 10.6%, respectively, in the same periods in 2019 primarily due to favorable margins on projects in the Southeast from increased productivity in 2020 and unfavorable weather conditions experienced in the Midwest in 2019.

Transmission Segment

Revenue and gross profit for the Transmission segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$109,948		$135,354
Gross profit	13,445	12.2%	10,200	7.5%

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Transmission Segment
Revenue	$212,732		$253,797
Gross profit	15,157	7.1%	16,828	6.6%

Revenue decreased by $25.4 million, or 18.8%, and $41.1 million, or 16.2% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to decreased activity with a utility customer in Texas.

Gross profit for the three months ended June 30, 2020, increased by $3.2 million, or 31.8%, compared to the same period in 2019, due primarily to higher margins, partially offset by lower revenue. Gross profit as a percentage of revenue increased to 12.2% during the three months ended June 30, 2020, compared to 7.5% in the same period in 2019 primarily due to upfront costs to expand our operations and unfavorable weather conditions experienced in certain regions in 2019.

Gross profit for the six months ended June 30, 2020, decreased by $1.7 million, or 9.9%, compared to the same period in 2019, due primarily to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 7.1% during the six months ended June 30, 2020, compared to 6.6% in the same period in 2019 primarily due to upfront costs to expand our operations and unfavorable weather conditions experienced in certain regions in 2019, partially offset by slower than anticipated release of work by certain customers resulting in higher relative carrying costs for equipment and personnel in the first quarter of 2020.

Civil Segment

Revenue and gross profit for the Civil segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$121,058		$122,850
Gross profit	11,397	9.4%	4,767	3.9%

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Civil Segment
Revenue	$226,631		$239,562
Gross profit	17,719	7.8%	7,144	3.0%

Revenue decreased by $1.8 million, or 1.5%, for the three months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily due to the substantial completion of a project with a major refining customer, a port project, and an ethylene plant project in 2019, as well as lower Texas Department of Transportation volumes ($24.7 million combined). These amounts were mostly offset by an LNG plant project in Texas that began in 2020.

Revenue decreased by $12.9 million, or 5.4%, for the six months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily due to the substantial completions of a project with a major refining customer, a port project, and an ethylene plant project in 2019 ($46.0 million combined). These amounts were partially offset by an LNG plant project in Texas that began in 2020 ($36.8 million).

Gross profit for the three months ended June 30, 2020 increased by $6.6 million compared to the same period in 2019 due primarily to higher margins. Gross profit as a percentage of revenue increased to 9.4% during the three months ended June 30, 2020, compared to 3.9% in the same period in 2019 due primarily to strong performance on the LNG plant project in Texas that began in 2020 and increased profit on Louisiana Department of Transportation and Development (“DOTD”) projects.

Gross profit increased by $10.6 million for the six months ended June 30, 2020, compared to the same period in 2019 primarily due to higher margins, partially offset by lower revenue. Gross profit as a percentage of revenue increased to 7.8% during the six months ended June 30, 2020, compared to 3.0% in the same period in 2019 due primarily to strong performance on the LNG plant project in Texas that began in 2020, increased profit on Louisiana DOTD projects, and higher costs on Arkansas Department of Transportation projects in 2019.

At June 30, 2020, we had approximately $28.2 million of unapproved contract modifications included in the aggregate transaction prices associated with the Belton area projects, all of which had been recognized as revenue on a cumulative catch-up basis through June 30, 2020.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 3.3% generated from sources outside of the United States during the six months ended June 30, 2020, principally in Canada.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and (2) the estimated revenue on MSA work for the next four quarters (“MSA Backlog”). We do not include certain contracts in the calculation of backlog where scope, and therefore contract value is not adequately defined.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2019 and June 30, 2020 and the changes in Fixed Backlog for the six months ended June 30, 2020 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Contract	Revenue	Backlog at			Recognized from			for Six Months
	December 31,	Additions to	Recognized from	June 30,			Non-Fixed			ended June 30,
Reportable Segment	2019	Fixed Backlog	Fixed Backlog	2020	00	00	Backlog Projects	00	00	2020
Power	$401.3	$708.9	$290.1	$820.1			$63.6			$353.7
Pipeline (1)	743.4	501.9	401.6	843.7			79.5			481.1
Utilities	36.6	85.8	89.8	32.6			287.6			377.4
Transmission	23.0	38.1	38.3	22.8			174.4			212.7
Civil	555.1	250.8	220.1	585.8			6.5			226.6
Total	$1,759.4	$1,585.5	$1,039.9	$2,305.0			$611.6			$1,651.5

(1)	Includes $0.51 billion of backlog associated with a major pipeline project in the Mid-Atlantic as of June 30, 2020. In July 2020, the customer announced the planned cancellation of the project. However, we have not received formal termination of the contract from the customer.

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At June 30, 2020, our total Fixed Backlog was $2.31 billion, representing an increase of $545.6 million, or 31.0%, compared to $1.76 billion at December 31, 2019.

MSA Backlog

The following table outlines historical MSA revenue for the past six quarters (in millions):

	Quarterly MSA Revenue
	2019	2020
First Quarter	$292.9	$270.4
Second Quarter	348.3	335.3
Third Quarter	366.9
Fourth Quarter	348.5

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2020 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2020
Power	$88.0
Pipeline	74.4
Utilities	642.1
Transmission	412.5
Civil	4.1
Total	$1,221.1

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Power	$498.8	$512.0	$515.4	$453.8	$908.1
Pipeline	866.3	854.2	862.3	1,001.9	918.1
Utilities	782.4	764.3	774.0	714.4	674.7
Transmission	473.0	469.8	467.0	420.9	435.3
Civil	576.0	610.3	558.8	613.1	589.9
Total	$3,196.5	$3,210.6	$3,177.5	$3,204.1	$3,526.1

We expect that during the next four quarters, we will recognize as revenue approximately 77% of the total backlog at June 30, 2020, comprised of backlog of approximately: 89% of the Power segment; 45% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment; and 65% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation. The backlog estimates include amounts from estimated MSA contracts, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs. Any of our contracts, MSA, fixed-price or unit-price, may be terminated by our customers on relatively short notice. In the event of a project cancellation, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues. Future revenue from certain projects completed under time and material and cost reimbursable plus fee contracts may not be included in our estimated backlog amount.

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our net cash flow. If needed, we have availability under our lines of credit to augment liquidity needs. At June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $57.2 million, and available borrowing capacity was $142.8 million. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Due to the uncertainties around COVID-19 and the general economic conditions, we reduced capital expenditures and temporarily suspended our share repurchase program early in the second quarter of 2020 in order to conserve cash and cash equivalents. Late in the second quarter of 2020, we resumed spending for share repurchases. Additionally, we are deferring FICA tax payments through the end of 2020 as allowed under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This deferral was $13.7 million at June 30, 2020. Half of the deferral is due on December 31, 2021, and the other half is due on December 31, 2022.

Our cash and cash equivalents totaled $155.7 million at June 30, 2020, compared to $120.3 million at December 31, 2019. We anticipate that our cash and investments on hand, existing borrowing capacity under credit facilities and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months. In evaluating our liquidity, we do not consider cash and cash equivalents held by our consolidated VIEs.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. Historically, we have invested an amount that approximated the sum of depreciation and amortization expenses plus proceeds from equipment sales. During the six months ended June 30, 2020, we spent approximately $21.7 million for capital expenditures, which included $14.1 million for construction equipment. The total of our depreciation, amortization and equipment sales was approximately $51.3 million. Capital expenditures for the remaining six months of 2020 are expected to total between $20.0 million and $30.0 million.

Cash Flows

Cash flows during the six months ended June 30, 2020 and 2019 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2020	2019
Change in cash:
Net cash provided by (used in) operating activities	$60,651	$(96,524)
Net cash used in investing activities	(9,617)	(35,711)
Net cash (used in) provided by financing activities	(15,266)	34,432
Effect of exchange rate changes	(384)	854
Net change in cash and cash equivalents	$35,384	$(96,949)

Operating Activities

The source of our cash flows from operating activities for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six months ended
	June 30,
	2020	2019	Change
Operating Activities:
Net income	$29,228	$20,760	$8,468
Depreciation and amortization	39,231	43,392	(4,161)
Changes in assets and liabilities	(9,408)	(161,175)	151,767
Other	1,600	499	1,101
Net cash provided by (used in) operating activities	$60,651	$(96,524)	$157,175

Net cash provided by operating activities for the six months ended June 30, 2020 was $60.7 million compared to net cash used of $96.5 million for the six months ended June 30, 2019. The change year-over-year was primarily due to a favorable impact from the changes in assets and liabilities.

The significant components of the $9.4 million change in assets and liabilities for the six months ended June 30, 2020 are summarized as follows:

●	Accounts receivable and contract assets increased by $98.7 million from December 31, 2019, primarily due to increased revenue;

●	Accounts payable and accrued liabilities increased by $44.0 million from December 31, 2019, due to the timing of payments to our vendors and suppliers;

●	Contract liabilities increased by $30.8 million from December 31, 2019, primarily due to higher deferred revenue; and

●	Other long-term liabilities increased by $18.0 million from December 31, 2019 primarily due to the deferral of FICA tax payments under the CARES Act.

The significant components of the $161.2 million change in assets and liabilities for the six months ended June 30, 2019 are summarized as follows:

●	Accounts receivable increased by $98.0 million from December 31, 2018, due primarily to an increase in revenue and a $58.9 million increase from the delay in payments from one of our utility customers while they went through bankruptcy proceedings.

●	Contract assets increased by $51.0 million from December 31, 2018, primarily due to an increase in unbilled revenue; and

●	Accounts payable and accrued liabilities decreased by $17.9 million from December 31, 2018, due to the timing of payments and increased costs and revenue.

Investing activities

For the six months ended June 30, 2020, we used $9.6 million in cash for investing activities compared to $35.7 million for the six months ended June 30, 2019.

During the six months ended June 30, 2020, we purchased property and equipment for $21.7 million compared to $56.9 million during the same period in the prior year. In addition, we received proceeds from the sale of property and equipment of $12.1 million during the six months ended June 30, 2020, compared to $21.2 million during the same period in the prior year. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

Financing activities

Financing activities used cash of $15.3 million for the six months ended June 30, 2020, which was primarily due to the following:

●	Repayment of long-term debt of $32.5 million;
●	Repurchase of common stock of $8.3 million;
●	Dividend payments to our stockholders of $5.8 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $33.9 million

Financing activities provided cash of $34.4 million for the six months ended June 30, 2019, which was primarily due to the following:

●	Net borrowings under our revolving credit facility of $55.0 million;
●	Proceeds from the issuance of debt secured by our equipment of $23.1 million;
●	Repayment of long-term debt of $34.3 million;
●	Dividend payments to our stockholders of $6.1 million; and
●	Cash distributions to non-controlling interest holders of $3.5 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2020 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 14 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2020 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At June 30, 2020, we had letters of credit outstanding of $57.7 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2020 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2020, we had $710.6 million in outstanding bonds. As of the date of this Second Quarter 2020 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2020, $148.5 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2020, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2020, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required for this item is provided in Note 16 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A entitled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our most recently filed Annual Report on Form 10-K, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this Second Quarter 2020 Report, including the updated risk factor set forth below. Except as set forth below or otherwise discussed in this Second Quarter 2020 Report, there have been no material changes from the risk factors previously disclosed in our most recently filed Annual Report on Form 10-K.

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

For example, in December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, we have experienced project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages, which has led to general inefficiencies from having to start and stop work, re-sequence work, require on-site health screenings before entering a job site, and follow proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health epidemic is highly uncertain. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. We will also continue to monitor our customers and their industries to assess the effect that changes in economic, market and regulatory conditions may have on them. Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, we are unable to predict the extent to which the COVID-19 pandemic may have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2020 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	—	$—	—	$17,606,086
May 1, 2020 to May 31, 2020	—	—	—	17,606,086
June 1, 2020 to June 30, 2020	57,731	$16.46	57,731	16,656,761
Total	57,731	$16.46	57,731	$16,656,761

______________________________

(1) In February 2020, our Board of Directors authorized a share repurchase program for the repurchase of up to $25.0 million of our outstanding common stock. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In June 2020, we purchased an aggregate of 57,731 shares of our Common Stock for an aggregate purchase price of $0.9 million or $16.46 per share. As of June 30, 2020, we have $16.7 million remaining of common stock authorized to be purchased under the share repurchase program. The share repurchase plan expires on December 31, 2020.

Item 5. Other Information

Bylaw Amendment

On August 2, 2019, the Board of Directors of the Company amended the Company’s Amended and Restated Bylaws (the “Bylaws”). The amendment changed the authorized number of directors of the Company stated in Section 3.2 of the Bylaws from seven to nine, which may continue to be changed by resolution of the board of directors in accordance with Section 3.2 of the Bylaws. The foregoing summary and description of the Bylaws is subject to, and qualified in its entirety by, the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Second Quarter 2020 Report and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1 31.1	Amended and Restated Bylaws of Primoris Services Corporation, as amended August 2, 2019 (*) Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 4, 2020	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)