Form 10-K
period 2020-12-31
Primoris Services Corp
filed 2021-02-23
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $864.3 million based upon the closing price of such common equity as of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter).

On February 15, 2021 there were 49,148,751 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

Acquisitions

Future Infrastructure Holdings, LLC. On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) in an all-cash transaction valued at approximately $621.7 million. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the telecommunication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities.

Willbros Group, Inc. As more fully described in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, on June 1, 2018, we acquired Willbros Group Inc. (“Willbros”) for approximately $110.6 million, net of cash and restricted cash acquired. Willbros was a specialty energy infrastructure contractor serving the oil and gas and power industries through its utility transmission and distribution, oil and gas, and Canadian operations, which principally provides unit-price maintenance services in existing operating facilities and executes industrial and power projects. The utility transmission and distribution operations formed the Transmission segment, the oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Willbros expanded our services into electric utility-focused offerings and increased our geographic presence in the United States and Canada.

Other acquisitions. In addition to the Future Infrastructure and Willbros acquisitions, we have acquired smaller businesses as we continue to seek opportunities to deepen our market presence, broaden our geographic reach, and expand our service offerings. We continue to evaluate potential acquisition candidates, especially those with strong management teams and growing end markets such as renewable energy, gas and electric utilities, and telecommunications.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Diversification Through Controlled Expansion. We continue to emphasize the expansion of our scope of services beyond our current focus by increasing the scope of services offered to current customers and by adding new customers. We will evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, and utility industries. Our strategy also considers selective expansion to new geographic regions.

●	Emphasis on MSA Revenue Growth and Retention of Existing Customers. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships. We are also focused on expanding our base of services provided under MSAs, which are generally multi-year agreements that provide visible recurring revenue.

●	Ownership of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In each of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can position ourselves so that we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under MSAs, which are generally multi-year agreements. Work performed under MSAs is typically generated through work orders, and ranges from project management and installation work, to maintenance and upgrade services. Our MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2020, 2019 and 2018, revenue derived from projects performed under MSAs was 39.0%, 43.7%, and 38.4%, respectively.

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

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in that one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2020, 2019 and 2018, 47.0%, 47.2% and 52.2%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $5.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical and seasonal nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition, or operating results for any other quarter, or for an entire year.

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

Regulation

Our operations are subject to compliance with regulatory requirements of federal, state, municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration;

●	Permitting and inspection requirements applicable to construction projects;
●	Contractor licensing requirements;
●	Labor relations and affirmative action; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

Environmental Matters and Climate Change Impacts

We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We have a substantial investment in construction equipment that utilizes diesel fuel, which could be negatively impacted by regulations related to greenhouse gas emissions from such sources.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, liability can be imposed for cleanup of previously owned or leased properties, or properties to which hazardous substances or wastes were sent by current, or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge, or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, or affect our ability to sell, lease or use our properties as collateral for financing.

Human Capital Management

As of December 31, 2020, we employed 1,762 salaried employees and 8,652 hourly employees. The total number of hourly personnel employed is subject to the volume of specialty services and construction work in progress.

We believe that our employees are the most valuable resource in successfully completing our projects. Our ability to maintain sufficient, continuous work for hourly employees helps us to maintain a stable workforce with a loyalty to and an understanding of our policies and culture, as well as contributes to our strong performance, safety and quality record. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. In addition, we have partnerships with technical schools where we recruit and hire craft employees.

We employ a dynamic mix of people to create the strongest company possible. Our policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive, diverse company with people of all backgrounds, experience, culture, styles and talents.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

We strive to develop and sustain a skilled labor advantage by providing thorough on and off-site training programs, project management training, and leadership development programs. We have company-owned training facilities that support continuous skills training, including several locations where we train apprentices to become journeymen. Our leadership development program is a year-long initiative designed to further develop each participant’s leadership skills and requires program participants to challenge themselves and their peers as they progress through coursework.

We are committed to the health, safety and wellness of our employees, and we pride ourselves on above-average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2020 our LTIR rate was 0.09 compared to an industry average of 1.1 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace safety incidents, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one year period. For the year ended December 31, 2020 our TRIR rate was 0.53 compared to an industry average of 2.8 per the U.S. Bureau of Labor construction industry statistics.

In response to the COVID-19 pandemic, we implemented significant operating environmental changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. These include, but are not limited to, providing additional personal protective equipment, requiring on-site health screenings, following proper social distancing practices and offering office employees flexible remote working options.

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2020, approximately 31.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Code of Conduct (including a separate supplement which applies to our CEO, CFO and senior financial executives), and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance” tab. We intend to disclose on our website any amendments or waivers to our Code of Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K or Nasdaq rules.

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

Conversely, government regulations may increase the demand for our pipeline services. The anticipation by utilities that coal-fueled power plants may become uneconomical to operate because of potential environmental regulations or low natural gas prices could increase demand for gas pipeline construction for utility customers.

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

In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits. Our contracts with our customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our job sites or properties. We believe that we are in substantial compliance with our environmental obligations.

The potential physical impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are significantly influenced by weather, and major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenue and gross margins.

Climate change could also affect our customers and the types of projects that they award. Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather, or climate conditions, or by regulatory changes relating to climate change, which could in turn reduce demand for our services.

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

In December 2019, a novel strain of coronavirus 2019 (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, we have experienced project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages, which has led to general inefficiencies from having to start and stop work, re-sequence work, require on-site health screenings before entering a job site, and follow proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health pandemic or epidemic is highly uncertain. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. We will also continue to monitor our customers and their industries to assess the effect that changes in economic, market and regulatory conditions may have on them. Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, we are unable to predict the extent to which the COVID-19 pandemic may have a material adverse effect on our business, financial condition or results of operations.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is dependent on the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and a potential demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2020, 2019 and 2018 was approximately 51.7%, 44.3%, and 48.6%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 47.0% of our revenue in 2020, 47.2% of our revenue in 2019 and 52.2% of our revenue in 2018. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2020, 2019 and 2018, revenue attributable to our services outside of the United States, principally in Canada, was 3.5%, 5.8% and 2.9% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

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

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value, and the estimated revenue on MSA work for the next four quarters. Backlog is not a comprehensive indicator of future revenue. Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA.

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

Our actual cost may be greater than expected in performing our contracts where scope is adequately defined, causing us to realize significantly lower profit or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profit under contracts where scope is adequately defined. The approximate portion of revenue generated in 2020 from contracts where scope is adequately defined was66.8%. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

As of December 31, 2020, approximately 31.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 81 collective bargaining agreements to which we are a party, 30 expire during 2021 and require renegotiation. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

We perform our work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain, difficult site conditions, and busy urban centers, where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

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

We have experienced cyber security threats, such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents to continue to grow. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation, disrupt our operations, expose us to potential liability, regulatory actions and loss of business, and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

For contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value, we recognize revenue over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, politics and any prevailing impacts from the COVID-19 pandemic may affect the progress of a project’s completion, and thus the timing of revenue recognition. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other identifiable intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2020, our balance sheet included goodwill of $215.1 million and intangible assets of $61.0 million resulting from previous acquisitions, and we expect these amounts to increase based on the FIH acquisition that was completed in January 2021. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of the goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including federal, state, local and international jurisdictions. The Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017 made significant changes to the U.S. Internal Revenue Code and requires complex computations not previously provided in U.S. tax law. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed, and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” of this Annual Report on Form 10-K. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2020, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission: Internal control—Integrated Framework (2013).

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

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 48.1 million were outstanding at December 31, 2020. While Nasdaq rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations. As of December 31, 2020, we owned 41 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2020, capital expenditures were approximately $64.4 million. Total construction equipment purchases in 2020 were $42.1 million

We believe the ownership of equipment is generally preferable to renting to ensure the equipment is available as needed. In addition, ownership has historically resulted in lower overall equipment costs. All equipment is subject to scheduled maintenance to help ensure reliability. Maintenance facilities exist at most of our regional offices, as well as on-site on major projects to properly service and repair equipment. Major equipment not currently utilized is rented to third parties whenever possible.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “PRIM”. We had outstanding 49,148,751 shares of common stock and 385 stockholders of record as of February 15, 2021. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

Dividends

The payment of dividends is contingent upon our revenue and earnings, capital requirements, and general financial conditions, as well as contractual restrictions and other considerations deemed to be relevant by the Board of Directors.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during 2020.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2015, and in each quarter up through December 31, 2020. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock in the Peer Group, and in the S&P 500 as of December 31, 2015. All dividends were reinvested in additional shares of common stock. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2015 THROUGH DECEMBER 31, 2020

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In millions except per share data)
Statement of Operations Data:
Revenue	$3,491	$3,106	$2,940	$2,380	$1,997
Cost of revenue	3,121	2,775	2,614	2,102	1,796
Gross profit	370	331	326	278	201
Selling, general and administrative expense	203	190	182	170	139
Transaction and related costs	3	—	13	2	1
Impairment of goodwill	—	—	—	—	3
Operating income	164	141	131	106	58
Other income (expense)	(18)	(23)	(17)	(1)	(9)
Income before provision for income taxes	146	118	114	105	49
Income tax provision	(41)	(34)	(26)	(28)	(21)
Net income	$105	$84	$88	$77	$28

Less net income attributable to noncontrolling interests	—	(2)	(10)	(5)	(1)
Net income attributable to Primoris	$105	$82	$78	$72	$27

Dividends per common share	$0.240	$0.240	$0.240	$0.225	$0.220

Earnings per share attributable to Primoris:
Basic	$2.17	$1.62	$1.51	$1.41	$0.52
Diluted	$2.16	$1.61	$1.50	$1.40	$0.51

Weighted average common shares outstanding:
Basic	48.3	50.8	51.4	51.5	51.8
Diluted	48.6	51.1	51.7	51.7	52.0

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$327	$120	$151	$170	$136
Accounts receivable, net	432	405	373	292	388
Total assets	1,970	1,830	1,594	1,256	1,171
Total current liabilities	764	670	622	455	450
Long-term debt, net of current portion	269	296	306	193	203
Stockholders’ equity	715	630	607	562	499

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers through our five segments: Power, Industrial and Engineering (“Power”), Pipeline and Underground (“Pipeline”), Utilities and Distribution (“Utilities”), Transmission and Distribution (“Transmission”), and Civil. The structure of our reportable segments is generally focused on broad end-user markets for our services.

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

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) in an all-cash transaction valued at approximately $621.7 million. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the telecommunication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities.

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

We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which engineered and constructed a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2021.

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

Business Environment

We believe there are growth opportunities across the industries we serve and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed below and in Forward-Looking Statements and included in Item 1A. Risk Factors, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.

We have seen and continue to anticipate potential changes to the already stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects. While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we continue to see preliminary bidding activity for numerous gas, oil and derivatives projects. We believe that we have the financial and operational strength to meet either short-term delays, or the impact of significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current view of the outlook for our major end markets is as follows:

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines —We expect that the volatility in the price of oil could reduce activities in most, if not all of the shale basins until a higher oil price is sustained. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, if production from the shale formations continues to increase in the near term, the current capacity limitations between production and processing locations would provide opportunities for our Pipeline segment.

●	Inspection, maintenance and replacement of gas utility infrastructure —We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment, in California, the Midwest, and the Atlantic coast. We also expect that ongoing gas utility repair and maintenance opportunities will continue.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the U.S. to grow over the long term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. Renewables will require substations and transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these opportunities, as well as ongoing electric utility repair and maintenance opportunities to benefit our Transmission segment.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that environmental concerns in California over gas fired power plants may impact the timing and location of near-term construction opportunities in that state. We believe that based on continuing population growth, the intermittency of renewable power resources, and the environmental requirements limiting using ocean water for cooling, power plants will be needed in spite of vocal opposition to “non-green” sources. In addition, the current low price of natural gas could result in the replacement of coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Power segment.

●	Construction of alternative energy facilities, renewable natural gas facilities, solar power facilities, wind farms, battery storage — We anticipate continued engineering and construction opportunities as state governments, investors and utilities remain committed to renewable power standards, primarily benefitting our Power segment.

●	Transportation infrastructure construction opportunities — We believe that the passing of longer-term highway funding by the federal government in 2015 and voter approval of highway funding proposition 7 in Texas, will continue to provide opportunity for our heavy civil group, especially in the state of Texas. We expect that opportunities in the Louisiana market may improve, but will remain at lower levels than in Texas, except for specific programs. This market solely impacts the operations of our Civil segment.

●	Liquefied Natural Gas Facilities (“LNG”) —We believe the LNG opportunities for rail, barge, and other transportation needs will continue to grow, although such growth may be at a slow pace. This market will primarily impact our Civil and Power segments. We further believe the existing large-scale LNG export facilities currently being planned will require services that will benefit our field services business within the Pipeline segment.

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of specialty construction services. We depend in part on spending by companies in the gas and electric utility industries, the energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, all segments have reported various levels of project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. However, despite these impacts, our work has generally been deemed essential, our business model appears to be resilient, and we have adapted accordingly, including making salary or headcount reductions where appropriate.

We anticipate that the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of vaccinations and the containment efforts deployed by various national, state, and local governments.

To date, the inefficiencies experienced have had an unquantifiable impact on our business. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business or on our financial results for the foreseeable future.

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

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services. The volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, specifically in our oil field services and Canadian operations. Last year’s significant reduction in the price of oil could create uncertainty with respect to demand for our oil and gas pipeline services in the near term, with additional uncertainty resulting over the length of time that prices remain depressed. When the current oversupply eases and with a return to increasing global demand for oil, we expect oil prices to recover from the current levels. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

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

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For the year ended December 31, 2019, the customer accounted for approximately 7.2% of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the year ended December 31, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Consolidated Statements of Income related to the sale agreement. During summer 2020, the customer emerged from bankruptcy. We are continuing to perform services for the customer and the amounts billed for these services continue to be collected in the ordinary course of the customer’s business.

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

At December 31, 2020, we had approximately $63.6 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $57.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2020.

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

A liability for contingent consideration based on future earnings is estimated at its fair value at the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss. Fair value is estimated as of the acquisition date based on management’s best estimate of estimated earnout payments.

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

There were no impairments of goodwill for the years ended December 31, 2020, 2019 and 2018.

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

Results of Operations

Consolidated Results

Revenue

2020 and 2019

Revenue for the year ended December 31, 2020 increased by $385.2 million, or 12.4%, compared to 2019. The increase was primarily due to growth in our Pipeline and Power segments, partially offset by lower revenue in our Transmission and Civil segments.

2019 and 2018

Revenue for the year ended December 31, 2019 increased by $166.9 million, or 5.7%, compared to 2018. The increase was primarily due to incremental revenue in 2019 from the Willbros acquisition ($301.5 million), and organic growth in our Civil segment, partially offset by lower revenue in our Pipeline and Utilities segments.

Gross Profit

2020 and 2019

For the year ended December 31, 2020, gross profit increased by $39.3 million, or 11.9%, compared to 2019. The increase was primarily due to the increase in revenue. Gross profit as a percentage of revenue was comparable to 2019.

2019 and 2018

For the year ended December 31, 2019, gross profit increased by $5.2 million, or 1.6%, compared to 2018. The increase was primarily due to revenue growth, partially offset by a decrease in gross profit as a percentage of revenue.

Gross profit as a percentage of revenue decreased to 10.7% in 2019 from 11.1% in the same period in 2018 primarily due to lower gross profit percentages for the Power and Transmission segments, mostly offset by significant improvement in the Civil segment.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, and facility lease and utilities.

2020 and 2019

SG&A expenses were $202.8 million for the year ended December 31, 2020, an increase of $12.8 million, or 6.7% compared to 2019 primarily due to a $7.4 million increase in compensation related expenses, including incentive compensation and a $3.4 million increase in new information technology systems and related implementation expenses. SG&A expense as a percentage of revenue for the year ended December 31, 2020 decreased to 5.8% compared to 6.1% for the year ended December 31, 2019 due to increased revenue.

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

Transaction and related costs

2020 and 2019

Transaction and related costs incurred for the year ended December 31, 2020 were $3.4 million consisting primarily of professional fees related to our acquisition of FIH. No transaction and related costs were incurred for the year ended December 31, 2019.

2019 and 2018

No transaction and related costs were incurred for the year ended December 31, 2019, compared to $13.3 million for the year ended December 31, 2018, related to the acquisition of Willbros, which consisted primarily of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Foreign exchange gain (loss), net	$0.4	$(0.7)	$0.7
Other income (expense), net	1.2	(3.1)	(0.8)
Interest income	0.4	0.9	1.7
Interest expense	(20.3)	(20.1)	(18.7)
Total other income (expense)	$(18.3)	$(23.0)	$(17.1)

Foreign exchange gain (loss) in 2020, 2019 and 2018 is primarily related to currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

The change in Other income (expense), net for the years ended December 31, 2020 and 2018 compared to the year ended December 31, 2019 is primarily due to a $2.9 million loss recognized in 2019 related to the sale of a utility customer’s pre-petition bankruptcy accounts receivable to a financial institution.

Interest expense for the year ended December 31, 2020 was comparable to the same period in 2019.

Interest expense increased in 2019 compared to the same period in 2018 due primarily to higher average debt balances in 2019. In addition, we had a $3.6 million unrealized loss on the change in the fair value of our interest rate swap agreement during the year ended December 31, 2019, compared to $2.8 million in 2018.

The weighted average interest rate on total debt outstanding at December 31, 2020, 2019 and 2018 was 3.7%, 4.0% and 4.1%, respectively.

Provision for income taxes

Our provision for income taxes increased $6.8 million to $40.7 million for 2020 compared to 2019. The increase was primarily due to increased pre-tax profits in 2020, partially offset by a reduction in state income taxes. The 2020 effective tax rate on income including noncontrolling interests and on income attributable to Primoris was 27.9%.

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

Segment Results

Power Segment

Revenue and gross profit for the Power segment for the years ending December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Power Segment
Revenue	$795.4		$729.3		$694.0
Gross profit	53.5	6.7%	76.1	10.4%	109.8	15.8%

2020 and 2019

Revenue increased by $66.1 million, or 9.1%, during 2020 compared to 2019. The growth is primarily due to an increase in solar energy projects and progress on an industrial project for a utility customer in California ($129.8 million combined), partially offset by the substantial completion of a carbon monoxide and hydrogen plant project that began in 2019 and lower revenue at our Canadian industrial operations.

Gross profit decreased by $22.6 million, or 29.7%, during 2020 compared to 2019. The decrease is primarily due to lower margins partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 6.7% in 2020 compared to 10.4% in 2019 due to higher costs associated with a liquefied natural gas (“LNG”) plant project in the Northeast in 2020, partially offset by strong performance and favorable margins realized on our solar projects in 2020, the favorable impact of the Canadian Emergency Wage Subsidy in 2020, and higher costs associated with two industrial projects in 2019.

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

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$897.0		$505.2		$590.9
Gross profit	97.5	10.9%	61.6	12.2%	66.6	11.3%

2020 and 2019

Revenue increased by $391.8 million, or 77.6%, during 2020 compared to 2019. The increase is primarily due to pipeline projects in Texas that began in 2020 ($481.8 million combined), partially offset by reduced activity on a pipeline project in the Mid-Atlantic that was cancelled by the developers and the substantial completion of a pipeline project in 2019.

Gross profit increased by $35.9 million, or 58.3%, during 2020 compared to 2019. The increase is primarily attributable to revenue growth, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 10.9% in 2020 compared to 12.2% in 2019. The decrease is primarily due to higher costs on pipeline projects in Virginia and Texas in 2020 and the favorable impact from the closeout of multiple pipeline projects in 2019, partially offset by strong performance and favorable margins realized on a Texas pipeline project in 2020.

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

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$906.6		$886.5		$902.8
Gross profit	132.9	14.7%	116.6	13.2%	111.8	12.4%

2020 and 2019

Revenue increased by $20.1 million, or 2.3%, during 2020 compared to 2019. The increase is primarily attributable to increased activity with customers in nearly all of the geographic regions we serve ($102.4 million combined), partially offset by decreased activity with two utility customers in California.

Gross profit increased $16.3 million, or 14.0%, during 2020 compared to 2019 primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 14.7% in 2020 compared to 13.2% in 2019 primarily due to favorable margins on projects in the Southeast from increased productivity and favorable weather conditions in 2020 and unfavorable weather conditions experienced in the Midwest in 2019.

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

Transmission Segment

Revenue and gross profit for the Transmission segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Transmission Segment
Revenue	$459.0		$497.3		$286.8
Gross profit	44.9	9.8%	22.6	4.5%	31.9	11.1%

The Transmission segment was created in connection with the acquisition of Willbros. Revenue and gross profit for the year ended December 31, 2018 represent results from June 1, 2018, the acquisition date, to December 31, 2018.

2020 and 2019

Revenue decreased by $38.3 million, or 7.7%, during 2020 compared to 2019. The decrease is primarily due to decreased activity with utility customers in Texas, the Midwest, the Southeast and generally being more selective in the type of work we perform.

Gross profit increased $22.3 million, or 98.7%, during 2020 compared to 2019 primarily due to higher margins offset by lower revenue. Gross profit as a percentage of revenue increased to 9.8% in 2020 compared to 4.5% in 2019 primarily due to upfront costs to expand our operations and unfavorable weather conditions experienced in certain regions in 2019, being more selective in the type of work we perform resulting in higher margin work in 2020 and an increase in higher margin storm work in 2020.

2019 and 2018

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

Civil Segment

Revenue and gross profit for the Civil segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Civil Segment
Revenue	$433.5		$488.0		$465.0
Gross profit	41.4	9.6%	54.0	11.1%	5.6	1.2%

2020 and 2019

Revenue decreased by $54.5 million, or 11.2%, during 2020 compared to 2019. The decrease is primarily due to the substantial completion of a project with a major refining customer and an ethylene plant project in 2019 ($41.4 million combined), as well as lower Texas Department of Transportation (“DOT”) volumes. These amounts were partially offset by progress on an LNG plant project in Texas that began in late 2019.

Gross profit decreased by $12.6 million, or 23.3%, during 2020 compared to 2019. The decrease was primarily due to lower revenue and margins. Gross profit as a percentage of revenue decreased to 9.6% in 2020 compared to 11.1% in 2019 primarily due to the resolution of claims associated with three Belton area projects in 2019. The year over year decrease was partially offset by strong performance on an LNG plant project in Texas in 2020, increased profit on Louisiana Department of Transportation and Development (“DOTD”) projects, and the favorable impact from the resolution of claims associated with the two other Belton area projects in 2020.

2019 and 2018

Revenue increased by $23.0 million, or 4.9%, during 2019 compared to 2018. The increase is primarily due to a project with a major refining customer and a methanol plant project that both began in 2019 ($38.1 million combined), and higher Louisiana DOTD volumes. The overall increase was partially offset by lower Texas DOT volumes.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. At December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.5 million, and available borrowing capacity was $148.5 million. On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to increase the Term Loan by $400.0 million to an aggregate principal amount of $592.5 million (the “New Term Loan”). The proceeds from the New Term Loan were used to finance the acquisition of FIH and for general corporate purposes. In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Due to the uncertainties around the impact of COVID-19 and the general economic conditions, we reduced capital expenditures and temporarily suspended our share repurchase program early in the second quarter of 2020 in order to conserve cash and cash equivalents. Late in the second quarter of 2020, we resumed spending for share repurchases. Additionally, we deferred FICA tax payments through the end of 2020 as allowed under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This deferral was $40.8 million at December 31, 2020. Half of the deferral is due on December 31, 2021, and the other half is due on December 31, 2022.

Our cash and cash equivalents totaled $326.7 million at December 31, 2020 compared to $120.3 million at December 31, 2019. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2020, we spent approximately $64.4 million for capital expenditures, which included $42.1 million for construction equipment. Capital expenditures are expected to total $60 to $80 million for 2021.

Cash Flows

Cash flows during the years ended December 31, 2020, 2019 and 2018 are summarized as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Change in cash:
Net cash provided by operating activities	$311.9	$118.0	$126.8
Net cash used in investing activities	(42.5)	(65.9)	(209.1)
Net cash provided by (used in) financing activities	(62.8)	(83.3)	63.9
Effect of exchange rate changes	(0.1)	0.4	(0.9)
Net change in cash and cash equivalents	$206.5	$(30.8)	$(19.3)

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$105.0	$84.1	$87.6
Depreciation and amortization	82.4	85.4	79.2
Changes in assets and liabilities	127.1	(45.1)	(40.8)
Other	(2.6)	(6.4)	0.8
Net cash provided by operating activities	$311.9	$118.0	$126.8

2020 and 2019

Net cash provided by operating activities for 2020 was $311.9 million an increase of $193.9 million compared to 2019. The change year-over-year was primarily due to a favorable impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $127.1 million change in assets and liabilities for the year ended December 31, 2020 are summarized as follows:

●	Contract liabilities increased by $74.8 million from December 31, 2019, primarily due to higher deferred revenue;

●	Accounts payable and accrued liabilities increased by $29.7 million from December 31, 2019, primarily due to the timing of payments to our vendors and suppliers and the deferral of FICA tax payments under the CARES Act;

●	Other long-term liabilities increased by $23.0 million from December 31, 2019 primarily due to the deferral of FICA tax payments under the CARES Act;

●	Contract assets decreased by $19.3 million from December 31, 2019 primarily due to a reduction in unbilled revenue, partially offset by an increase in retention receivable; and

●	Accounts receivable increased by $30.0 million from December 31, 2019, primarily due to increased revenue.

2019 and 2018

Net cash provided by operating activities for 2019 was $118.0 million, a decrease of $8.8 million compared to 2018. The change year-over-year was primarily due to a decrease in net income and an unfavorable impact from the changes in assets and liabilities.

The significant components of the $45.1 million change in assets and liabilities for the year ended December 31, 2019 are summarized as follows:

●	Accounts payable and accrued liabilities decreased by $36.8 million from December 31, 2018, due to the timing of payments;

●	Accounts receivable increased by $28.2 million from December 31, 2018, due primarily to the timing of billing our customers and increased revenue; and

●	Contract assets decreased by $19.7 million from December 31, 2018, primarily due to decreases in contract materials not yet installed and retention receivable.

Investing activities

Net cash used in investing activities was $42.5 million, $65.9 million, and $209.1 million in the years ended December 31, 2020, 2019 and 2018, respectively.

We purchased property and equipment for $64.4 million, $94.5 million and $110.2 million in the years ended December 31, 2020, 2019 and 2018, respectively, principally for our construction activities and facilities investment. We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $21.9 million, $28.6 million and $11.7 million for 2020, 2019 and 2018, respectively.

During 2018, we used $110.6 million for the acquisition of Willbros.

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

Financing activities

Financing activities used cash of $62.8 million in 2020, which was primarily due to the following:

●	Repayment of long-term debt of $68.9 million;
●	Dividend payments to our stockholders of $11.6 million;
●	Repurchase of common stock of $11.5 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $33.9 million.

Financing activities used cash of $83.3 million in 2019, which was primarily due to the following:

●	Repayment of long-term debt of $72.1 million;
●	Repurchase of common stock of $50.0 million;
●	Dividend payments to our stockholders of $12.2 million;
●	Cash distributions to noncontrolling interest holders of $3.5 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $55.0 million.

Financing activities provided cash of $63.9 million in 2018, which was primarily due to the following:

●	Proceeds from the issuance of a term loan of $220.0 million;
●	Proceeds from the issuance of debt secured by our equipment and real estate of $36.0 million;
●	Repayment of long-term debt of $145.7 million;
●	Repurchase of common stock of $20.0 million;
●	Cash distributions to noncontrolling interest holders of $13.1 million; and
●	Dividend payments to our stockholders of $12.3 million.

Debt Activities

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement, as amended July 9, 2018 and August 3, 2018 (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $220.0 million term loan (the “Term Loan”) and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The Credit Agreement contained an accordion feature that would allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million. The Credit Agreement was scheduled to mature on July 9, 2023.

On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Administrative Agent and the Lenders, amending and restating our Credit Agreement to increase the Term Loan by $400.0 million to an aggregate principal amount of $592.5 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from July 9, 2023 to January 15, 2026.

In addition to the New Term Loan, the Amended Credit Agreement consists of the existing $200.0 million Revolving Credit Facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that would allow us to increase the New Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million.

At February 15, 2021, commercial letters of credit outstanding were $51.2 million, borrowings under the Amended Credit Agreement were $100.0 million, and available borrowing capacity was $48.8 million.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $7.4 million, with the balance due on January 15, 2026. The first principal payment will be due on March 31, 2021.

The proceeds from the New Term Loan were used to finance the acquisition of FIH and for general corporate purposes.

The principal amount of all loans under the Amended Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Amended Credit Agreement (based on our senior debt to EBITDA ratio as defined in the Amended Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate as announced by the Administrative Agent) plus an applicable margin as specified in the Amended Credit Agreement. Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Amended Credit Agreement.

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

Loans made under the Credit Agreement and the Amended Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. Certain of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Credit Agreement and the Amended Credit Agreement.

The Credit Agreement and Amended Credit Agreement contain various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at December 31, 2020.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 1.75% at December 31, 2020.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2020, commercial letters of credit outstanding were $0.4 million in Canadian dollars, and the available borrowing capacity was $3.6 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2020, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2020, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Contractual Obligations

As of December 31, 2020, we had $317.1 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2020 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$317.1	$47.7	$219.8	$23.9	$25.7
Interest on long-term debt (1)	32.5	11.3	15.6	3.6	2.0
Operating leases	224.5	79.2	108.9	27.4	9.0
	$574.1	$138.2	$344.3	$54.9	$36.7
Letters of credit	$51.8	$51.8	$—	$—	$—
(1)

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2020, including the impact of our interest rate swap.

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

●	At December 31, 2020, we had letters of credit outstanding of $51.8 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2020, we had $696.0 million in outstanding bonds, based on the remaining contract value to be recognized on bonded jobs. We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. We currently do not anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2020, 2019 and 2018 were as follows, (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Twelve Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2019	Fixed Backlog	Fixed Backlog	2020	00	00	Backlog Projects	00	00	2020
Power	$401.3	$947.5	$658.0	$690.8			$137.4			$795.4
Pipeline (1)	743.4	360.0	757.1	346.3			139.9			897.0
Utilities	36.6	182.5	198.8	20.3			707.8			906.6
Transmission	23.0	77.7	84.2	16.5			374.8			459.0
Civil	555.1	430.0	419.4	565.7			14.1			433.5
Total	$1,759.4	$1,997.7	$2,117.5	$1,639.6			$1,374.0			$3,491.5
(1)	Net contract additions includes the net reduction of $0.4 billion of backlog associated with a major pipeline project in the Mid-Atlantic. In July 2020, the customer announced the planned cancellation of the project and in October 2020, we received formal termination of the contract from the customer.

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Power	$245.3	$698.9	$542.9	$401.3			$186.4			$729.3
Pipeline	672.5	461.4	390.5	743.4			114.7			505.2
Utilities	31.1	236.6	231.1	36.6			655.4			886.5
Transmission	21.5	97.0	95.5	23.0			401.8			497.3
Civil	505.6	523.1	473.6	555.1			14.4			488.0
Total	$1,476.0	$2,017.0	$1,733.6	$1,759.4			$1,372.7			$3,106.3

	Beginning Fixed				Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract		Revenue	Backlog at			Recognized from			for 12 months
	December 31,	Additions to		Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2017	Fixed Backlog		Fixed Backlog	2018	00	00	Backlog Projects	00	00	2018
Power	$382.2	$416.0		$552.9	$245.3			$141.1			$694.0
Pipeline	777.7	438.6		543.8	672.5			47.1			590.9
Utilities	58.7	175.2		202.8	31.1			700.0			902.8
Transmission	—	68.1	(1)	46.6	21.5			240.2			286.8
Civil	606.0	354.3		454.7	505.6			10.3			465.0
Total	$1,824.6	$1,452.2		$1,800.8	$1,476.0			$1,138.7			$2,939.5
(1)	Includes backlog acquired from the Willbros acquisition.

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At December 31, 2020, our total Fixed Backlog was $1.64 billion, representing a decrease of $119.8 million, or 6.8%, from $1.76 billion as of December 31, 2019.

MSA Backlog

The following table outlines historical MSA revenue for the twelve months ending December 31, 2020, 2019 and 2018 (in millions):

Year:	MSA Revenue
2020	$1,360.4
2019	1,356.5
2018	1,128.6

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2020, 2019 and 2018 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2020	2019	2018
Power	$78.0	$114.1	$121.8
Pipeline	31.4	118.9	30.3
Utilities	607.6	737.4	751.6
Transmission	400.8	444.0	380.0
Civil	19.2	3.7	—
Total	$1,137.0	$1,418.1	$1,283.7

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2020, 2019 and 2018 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2020	2019	2018
Power	$768.8	$515.4	$367.1
Pipeline	377.7	862.3	702.8
Utilities	627.9	774.0	782.7
Transmission	417.3	467.0	401.5
Civil	584.9	558.8	505.6
Total	$2,776.6	$3,177.5	$2,759.7

We expect that during 2021, we will recognize as revenue approximately 85% of the total backlog at December 31, 2020, comprised of backlog of approximately: 89% of the Power segment; 79% of the Pipeline segment; 100% of the Utilities segment; 100% of the Transmission segment and 56% of the Civil segment.

Backlog should not be considered a comprehensive indicator of future revenue, as a percentage of our revenue is derived from projects that are not part of a backlog calculation. The backlog estimates include amounts from estimated MSAs, but our customers are not contractually obligated to purchase an amount of services from us under the MSAs. Any of our contracts may be terminated by our customers on relatively short notice. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but typically we have no contractual right to the total revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of customer delays, regulatory requirements or project specific issues. Future revenue from projects where scope, and therefore contract value, is not adequately defined may not be included in our estimated backlog amount.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors. During the years ended December 31, 2020, 2019 and 2018, inflation did not have a material impact on our business.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2020, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2020, $144.4 million of our variable rate debt outstanding was economically hedged and the remaining $48.1 million was unhedged. Based on our variable rate debt outstanding as of December 31, 2020, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2020, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2020 and 2019 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2020, 2019 and 2018.
2.	Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B)        The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from certain other of our reports, registration statements and other filings with the SEC, as referenced below:

Exhibit No.	Description

Exhibit 2.1

Agreement and Plan of Merger, dated March 27, 2018, among Primoris Services Corporation, Waco Acquisition Vehicle, Inc. and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 28, 2018)

Exhibit 2.2

Agreement and Plan of Merger, dated December 14, 2020, among Primoris Services Corporation, Future Infrastructure Holdings, LLC, Primoris Merger Sub, LLC and Tower Arch Capital, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on December 15, 2020)

Exhibit 2.3	Amendment No1. To Agreement and Plans of Merger, dated as of January 11, 2021 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on January 15, 2021)

Exhibit 3.1

Fifth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 4, 2018 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 11, 2018)

Exhibit 3.2

Amended and Restated Bylaws of Primoris Services Corporation, as amended August 2, 2019 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2020)

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006)

Exhibit 4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, as filed with the SEC on February 25, 2020*)

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

Exhibit 10.3

Amended and Restated Credit Agreement, dated September 29, 2017, by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 6, 2017)

Exhibit 10.4

First Amendment and Joinder to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2018)

Exhibit 10.5

Second Amendment to Amended and Restated Credit Agreement by and among Primoris Services Corporation and CIBC Bank USA, Bank of the West, Capital One, N.A., Regions Bank, Branch Banking and Trust Company, IBERIABANK, Bank of America, and Simmons Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2018)

Exhibit 10.6

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012)

Exhibit 10.7

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.8

Agreement for Services, dated July 1, 2019, by and among Primoris Services Corporation and Brian Pratt. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 6, 2019) (#)

Exhibit 10.9

Agreement for Services, dated January 1, 2020, by and among Primoris Services Corporation and David King. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K, as filed with the SEC on February 25, 2020) (#)

Exhibit 10.10

Employment Agreement, dated November 4, 2019, by and among Primoris Services Corporation and Thomas McCormick. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 5, 2019) (#)

Exhibit No.	Description

Exhibit 10.11

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

Primoris Services Corporation (Registrant)

Date:	February 22, 2021	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Peter C. Brown	Director
Peter C. Brown

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:		Director
Robert A. Tinstman

By:	/s/ Thomas E. Tucker	Director
Thomas E. Tucker

By:	/s/ Patricia K. Wagner	Director
Patricia K. Wagner

Date:	February 22, 2021

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Changes in Accounting Principles

As disclosed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

Revenue Recognition – Estimated contract costs and variable consideration estimates: As described in Note 5 to the consolidated financial statements, the Company’s consolidated contract revenues and costs of revenue were $3,491 million and $3,121 million, respectively, for the year ended December 31, 2020. A substantial portion of revenue is derived from contracts that are fixed-price or unit-price, where scope is adequately defined, and is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. As disclosed by management, changes in these estimates could have a significant impact on the amount of revenue recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Based on the significant judgement required by management and high degree of subjectivity involved in the determination of both estimated costs to complete a contract and variable consideration, which in turn led to a high degree of auditor judgement, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenue to be recognized.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration (including contract modifications, volume discounts, performance bonuses, and incentive fees).
•	Tested a selection of unit-priced and fixed priced contracts, focusing on risk based characteristics. Evaluated the reasonableness of the assumptions and judgments underlying the accounting for these significant contracts as follows:
o	Inquired with and inspected questionnaires prepared by project managers to understand the status of the contract, changes from prior years, key assumptions underlying the revenue and costs, and the existence of any claims or litigation and corroborating such information.
o	Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin at year end. We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost details with supporting third-party evidence.
o	Tested management’s estimation process by performing lookback analyses at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates.
o	Tested management’s process for determining contingent costs included in contract estimates and evaluated the reasonableness of the contingency factors utilized.
o	Evaluated the appropriateness of the Company’s inclusion or exclusion of variable consideration from the work-in-process schedule in the selection of contracts.

/s/ Moss Adams LLP

San Diego, California
February 22, 2021

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$326,744	$120,286
Accounts receivable, net	432,455	404,911
Contract assets	325,849	344,806
Prepaid expenses and other current assets	30,218	42,704
Total current assets	1,115,266	912,707
Property and equipment, net	356,194	375,888
Operating lease assets	207,320	242,385
Deferred tax assets	1,909	1,100
Intangible assets, net	61,012	69,829
Goodwill	215,103	215,103
Other long-term assets	12,776	13,453
Total assets	$1,969,580	$1,830,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,906	$235,972
Contract liabilities	267,227	192,397
Accrued liabilities	200,673	183,501
Dividends payable	2,887	2,919
Current portion of long-term debt	47,722	55,659
Total current liabilities	764,415	670,448
Long-term debt, net of current portion	268,835	295,642
Noncurrent operating lease liabilities, net of current portion	137,913	171,225
Deferred tax liabilities	13,548	17,819
Other long-term liabilities	70,077	45,801
Total liabilities	1,254,788	1,200,935
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 48,110,442 and 48,665,138 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	89,098	97,130
Retained earnings	624,694	531,291
Accumulated other comprehensive income	958	76
Noncontrolling interest	37	1,028
Total stockholders’ equity	714,792	629,530
Total liabilities and stockholders’ equity	$1,969,580	$1,830,465

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$3,491,497	$3,106,329	$2,939,478
Cost of revenue	3,121,283	2,775,403	2,613,741
Gross profit	370,214	330,926	325,737
Selling, general and administrative expenses	202,835	190,051	182,006
Transaction and related costs	3,430	—	13,260
Operating income	163,949	140,875	130,471
Other income (expense):
Foreign exchange gain (loss), net	379	(690)	688
Other income (expense), net	1,234	(3,134)	(808)
Interest income	376	955	1,753
Interest expense	(20,299)	(20,097)	(18,746)
Income before provision for income taxes	145,639	117,909	113,358
Provision for income taxes	(40,656)	(33,812)	(25,765)
Net income	104,983	84,097	87,593

Less net income attributable to noncontrolling interests	(9)	(1,770)	(10,132)

Net income attributable to Primoris	$104,974	$82,327	$77,461

Dividends per common share	$0.24	$0.24	$0.24

Earnings per share:
Basic	$2.17	$1.62	$1.51
Diluted	$2.16	$1.61	$1.50

Weighted average common shares outstanding:
Basic	48,303	50,784	51,350
Diluted	48,633	51,084	51,670

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$104,983	$84,097	$87,593
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	882	984	(908)
Comprehensive income	105,865	85,081	86,685
Less net income attributable to noncontrolling interests	(9)	(1,770)	(10,132)
Comprehensive income attributable to Primoris	$105,856	$83,311	$76,553

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Non	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2017	51,448,753	$5	$160,502	$395,961	$—	$5,715	$562,183
Net income	—	—	—	77,461	—	10,132	87,593
Foreign currency translation adjustments, net of tax	—	—	—	—	(908)	—	(908)
Issuance of shares to employees and directors	91,911	—	2,245	—	—	—	2,245
Amortization of Restricted Stock Units	—	—	1,253	—	—	—	1,253
Dividend equivalent Units accrued - Restricted Stock Units	—	—	48	(48)	—	—	—
Repurchase of stock	(825,146)	—	(20,000)	—	—		(20,000)
Distribution of noncontrolling entities	—	—	—	—		(13,084)	(13,084)
Dividends declared ($0.24 per share)	—	—	—	(12,299)	—	—	(12,299)
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075	$(908)	$2,763	$606,983
Net income	—	—	—	82,327	—	1,770	84,097
Foreign currency translation adjustments, net of tax	—	—	—	—	984	—	984
Issuance of shares to employees and directors	144,261	—	2,998	—	—	—	2,998
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—	—	—	(1,519)
Amortization of Restricted Stock Units	—	—	1,579	—	—	—	1,579
Dividend equivalent Units accrued - Restricted Stock Units	—	—	24	(24)	—	—	—
Repurchase of stock from a related party	(2,316,960)	—	(50,000)	—	—	—	(50,000)
Distribution of noncontrolling entities	—	—	—	—	—	(3,505)	(3,505)
Dividends declared ($0.24 per share)	—	—	—	(12,087)	—	—	(12,087)
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291	$76	$1,028	$629,530
Net income	—	—	—	104,974	—	9	104,983
Foreign currency translation adjustments, net of tax	—	—	—	—	882	—	882
Issuance of shares to employees and directors	82,452	—	1,710	—	—	—	1,710
Conversion of Restricted Stock Units, net of shares withheld for taxes	57,112	—	(572)	—	—	—	(572)
Amortization of Restricted Stock Units	—	—	2,274	—	—	—	2,274
Dividend equivalent Units accrued - Restricted Stock Units	—	—	9	(9)	—	—	—
Repurchase of stock	(694,260)	—	(11,453)	—	—	—	(11,453)
Distribution of noncontrolling entities	—	—	—	—	—	(1,000)	(1,000)
Dividends declared ($0.24 per share)	—	—	—	(11,562)	—	—	(11,562)
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,694	$958	$37	$714,792

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$104,983	$84,097	$87,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,497	85,400	79,250
Stock-based compensation expense	2,274	1,579	1,253
Gain on sale of property and equipment	(8,059)	(11,947)	(3,556)
Unrealized loss on interest rate swap	2,762	3,619	2,829
Other non-cash items	374	320	275
Changes in assets and liabilities:
Accounts receivable	(30,035)	(28,240)	20,912
Contract assets	19,288	19,677	(67,593)
Other current assets	12,488	(7,248)	(2,278)
Net deferred tax liabilities (assets)	(5,080)	13,947	17,155
Other long-term assets	2,170	1,249	244
Accounts payable	9,577	(13,894)	32,323
Contract liabilities	74,791	(1,221)	(43,801)
Operating lease assets and liabilities, net	747	(3,191)	—
Accrued liabilities	20,142	(22,924)	5,933
Other long-term liabilities	23,008	(3,242)	(3,724)
Net cash provided by operating activities	311,927	117,981	126,815
Cash flows from investing activities:
Purchase of property and equipment	(64,357)	(94,494)	(110,189)
Issuance of a note receivable	—	—	(15,000)
Proceeds from a note receivable	—	—	15,000
Proceeds from sale of property and equipment	21,851	28,621	11,657
Cash paid for acquisitions, net of cash and restricted cash acquired	—	—	(110,620)
Net cash used in investing activities	(42,506)	(65,873)	(209,152)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	212,880	190,000
Payments on revolving line of credit	—	(212,880)	(190,000)
Proceeds from issuance of long-term debt	33,873	55,008	255,967
Repayment of long-term debt	(68,884)	(72,077)	(145,726)
Proceeds from issuance of common stock purchased under a long-term incentive plan	578	1,804	1,498
Payment of taxes on conversion of Restricted Stock Units	(572)	(1,519)	—
Payment of contingent earnout liability	—	—	(1,200)
Cash distribution to noncontrolling interest holders	(1,000)	(3,505)	(13,084)
Repurchase of common stock from a related party	—	(50,000)	—
Repurchase of common stock	(11,453)	—	(20,000)
Dividends paid	(11,594)	(12,211)	(12,343)
Other	(3,771)	(784)	(1,173)
Net cash provided by (used in) financing activities	(62,823)	(83,284)	63,939
Effect of exchange rate changes on cash and cash equivalents	(140)	399	(924)
Net change in cash and cash equivalents	206,458	(30,777)	(19,322)
Cash and cash equivalents at beginning of the year	120,286	151,063	170,385
Cash and cash equivalents at end of the year	$326,744	$120,286	$151,063

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$17,216	$16,155	$16,105
Cash paid for income taxes, net of refunds received	26,594	16,647	14,246
Leased assets obtained in exchange for new operating leases	54,803	154,807	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2020	2019	2018
Dividends declared and not yet paid	$2,887	$2,919	$3,043

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

Joint Ventures — We own a 50% interest in the Carlsbad Power Constructors joint venture (“Carlsbad”), which engineered and constructed a gas-fired power generation facility located in Southern California, and its operations are included as part of the Power segment. As a result of determining that we are the primary beneficiary of the variable interest entity (“VIE”), the results of the Carlsbad joint venture are consolidated in our financial statements. The project was substantially complete as of December 31, 2018, and the warranty period expires in December 2021.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2020 and 2019, we had cash balances of $326.7 million and $120.3 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 31.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2020. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 81 collective bargaining agreements to which we are a party to, 30 will require renegotiation during 2021. We have not had a significant work stoppage in more than 20 years.

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

Insurance—We self-insure worker’s compensation, general liability, and auto insurance up to $0.5 million per claim. We maintained a self-insurance reserve totaling $38.7 million and $39.3 million at December 31, 2020 and 2019, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

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

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2020 and 2019 was $1.7 million and $0.4 million, respectively.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2020, certain contracts had revisions in cost estimates from those projected at December 31, 2019. This change in estimate resulted in a decrease in net income attributable to Primoris of $28.1 million, or $0.58 per share (basic and diluted) for the year ended December 31, 2020.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2020, 2019 and 2018, approximately 47.0%, 47.2% and 52.2%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

On January 29, 2019, one of our California utility customers filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For the year ended December 31, 2019, the customer accounted for approximately 7.2% of our total revenue. In the third quarter of 2019, we entered into an agreement with a financial institution to sell, on a non-recourse basis, except in limited circumstances, substantially all of our pre-petition bankruptcy receivables with the customer. We received approximately $48.3 million upon the closing of this transaction in October 2019. During the year ended December 31, 2019, we recorded a loss of approximately $2.9 million in “Other income (expense), net” on the Consolidated Statements of Income related to the sale agreement. During 2020, the customer emerged from bankruptcy. We are continuing to perform services for the customer and the amounts billed for these services continue to be collected in the ordinary course of the customer’s business.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2020, 2019 and 2018, our management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 17 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 21—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units to executives, certain senior managers and issuances of stock to non-employee members of the Board of Directors.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates certain disclosure requirements for recurring and nonrecurring fair value measurements. The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We adopted the new standard on January 1, 2020, and it did not have a material impact on our disclosure requirements for fair value measurement.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We adopted the new standard on January 1, 2021 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2020 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2020:
Cash and cash equivalents	$326,744	$—	$—
Liabilities as of December 31, 2020:
Interest rate swap	$—	$9,205	$—

Assets as of December 31, 2019:
Cash and cash equivalents	$120,286	$—	$—
Contingent consideration	—	—	938
Liabilities as of December 31, 2019:
Interest rate swap	$—	$6,443	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on a comparison with current prevailing market rates for loans of similar risks and maturities.

In the second quarter of 2019, we sold certain assets that included an earnout of $2.0 million, contingent upon the buyer meeting a certain performance target. The estimated fair value of the contingent consideration on the sale date was approximately $0.9 million. We measured the fair value of the contingent consideration using the income approach, which discounts the future cash payments expected upon meeting the performance target to present value. The fair value of the contingent consideration was impacted by two unobservable inputs, management’s estimate of the probability of meeting the performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. During 2020, we reduced the fair value of the contingent consideration due to a reduced probability of meeting the performance target contemplated in the sales agreement, and decreased the asset by $0.9 million.

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

We separated the operations of Willbros among two of our existing segments, and created a new segment for the utility transmission and distribution operations called the Transmission segment. The oil and gas operations are included in the Pipeline segment, and the Canadian operations are included in the Power segment. Goodwill associated with the Willbros acquisition principally consists of expected benefits from the expansion of our services into electric utility-focused offerings and the expansion of our geographic presence. Goodwill also includes the value of the assembled workforce. We allocated $59.0 million of goodwill to the Transmission segment, $1.8 million to the Power segment, and $0.9 million to the Pipeline segment. Based on the current tax treatment, goodwill from this transaction is not deductible for income tax purposes.

During 2020, the operations of this acquisition were fully integrated into our operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenue and gross profit included in the Consolidated Statements of Income. For the year ended December 31, 2019, Willbros contributed revenue of $702.4 million and gross profit of $45.5 million. For the period June 1, 2018, the acquisition date, to December 31, 2018, Willbros contributed revenue of $400.8 million and gross profit of $39.5 million.

For the year ended December 31, 2018, costs related to the acquisition of Willbros were $13.2 million and are included in “Transaction and related costs” on the Consolidated Statements of Income. Such costs primarily consisted of severance and retention bonus costs for certain employees of Willbros, professional fees paid to advisors, and exiting or impairing certain duplicate facilities.

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

As of December 31, 2020, we had $1.72 billion of remaining performance obligations. We expect to recognize approximately 75% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance in 2022.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the years ended December 31, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was $9.9 million and $24.1 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2020, we had approximately $63.6 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $57.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2020.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Unbilled revenue	$192,176	$251,429
Retention receivable	115,877	81,393
Contract materials (not yet installed)	17,796	11,984
	$325,849	$344,806

Contract assets decreased by $19.0 million compared to December 31, 2019 due primarily to a reduction unbilled revenue, partially offset by an increase in retention receivable.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents deferred revenue on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Deferred revenue	$252,781	$186,081
Accrued loss provision	14,446	6,316
	$267,227	$192,397

Contract liabilities increased by $74.8 million compared to December 31, 2019 primarily due to higher deferred revenue from the timing of work progression and billings.

Revenue recognized for the years ended December 31, 2020 and 2019, that was included in the contract liability balance at the beginning of each year was approximately $146.0 million and $153.1 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2020
Segment	MSA	Non-MSA	Total
Power	$137,419	$657,942	$795,361
Pipeline	139,868	757,173	897,041
Utilities	705,276	201,321	906,597
Transmission	374,882	84,156	459,038
Civil	2,951	430,509	433,460
Total	$1,360,396	$2,131,101	$3,491,497

	For the year ended December 31, 2019
Segment	MSA	Non-MSA	Total
Power	$186,504	$542,844	$729,348
Pipeline	114,710	390,446	505,156
Utilities	651,028	235,476	886,504
Transmission	401,823	95,479	497,302
Civil	2,477	485,542	488,019
Total	$1,356,452	$1,749,787	$3,106,329

	For the year ended December 31, 2018
Segment	MSA	Non-MSA	Total
Power	$141,193	$552,855	$694,048
Pipeline	47,143	543,794	590,937
Utilities	699,998	202,774	902,772
Transmission (1)	240,228	46,521	286,749
Civil	—	464,972	464,972
Total	$1,128,562	$1,810,916	$2,939,478
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$320,392	$4,094	$470,875	$795,361
Pipeline	518,556	310,780	67,705	897,041
Utilities	96,414	560,262	249,921	906,597
Transmission	34,309	305,007	119,722	459,038
Civil	55,326	336,590	41,544	433,460
Total	$1,024,997	$1,516,733	$949,767	$3,491,497
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$458,566	$13,982	$256,800	$729,348
Pipeline	60,157	37,963	407,036	505,156
Utilities	117,015	486,496	282,993	886,504
Transmission	57,818	423,371	16,113	497,302
Civil	81,931	327,449	78,639	488,019
Total	$775,487	$1,289,261	$1,041,581	$3,106,329
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2018
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Power	$393,555	$45,339	$255,154	$694,048
Pipeline	107,519	58,651	424,767	590,937
Utilities	184,649	460,122	258,001	902,772
Transmission (2)	48,679	230,077	7,993	286,749
Civil	69,398	345,510	50,064	464,972
Total	$803,800	$1,139,699	$995,979	$2,939,478
(1)	Includes time and material and cost reimbursable plus fee contracts.
(2)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	2020	2019	Useful Life
Land and buildings	$147,983	$125,047	Buildings 30 Years
Leasehold improvements	16,018	15,399	Various*
Office equipment	13,239	12,379	3 - 5 Years
Construction equipment	432,438	443,285	3 - 7 Years
Transportation equipment	122,350	122,082	3 - 18 Years
Solar equipment	23,552	23,552	25 years
Construction in progress	17,813	33,159
	773,393	774,903
Less: accumulated depreciation and amortization	(417,199)	(399,015)
Property and equipment, net	$356,194	$375,888

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $73.7 million, $74.0 million and $67.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7—Goodwill and Intangible Assets

There were no changes in goodwill balances during the year ended December 31, 2020. The change in goodwill by segment for 2019 was as follows (in thousands):

	Power	Pipeline	Utilities	Transmission	Civil	Total
Balance at January 1, 2019	$25,933	$52,285	$37,312	$50,479	$40,150	$206,159
Adjustments to identifiable assets acquired and liabilities assumed	261	130	—	8,553	—	8,944
Balance at December 31, 2019	$26,194	$52,415	$37,312	$59,032	$40,150	$215,103

There were no impairments of goodwill for the years ended December 31, 2020, 2019 and 2018.

The table below summarizes the intangible asset categories, amounts and the average amortization periods, which are generally on a straight-line basis (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$16,040	(14,793)	1,247	$16,040	$(13,216)	$2,824
Customer relationships	91,000	(31,400)	59,600	91,000	(24,353)	66,647
Non-compete agreements	1,900	(1,735)	165	1,900	(1,580)	320
Other	275	(275)	—	275	(237)	38
Total	$109,215	$(48,203)	$61,012	$109,215	$(39,386)	$69,829

Amortization expense of intangible assets was $8.8 million, $11.4 million and $11.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2020 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2021	$7,577
2022	6,416
2023	5,581
2024	4,862
2025	4,140
Thereafter	32,436
$61,012

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2020 and 2019, accounts payable included retention amounts of approximately $12.6 million and $11.3 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,	December 31,
	2020	2019
Payroll and related employee benefits	$81,088	$64,705
Current operating lease liability	73,033	74,036
Casualty insurance reserves	8,365	9,918
Corporate income taxes and other taxes	13,783	9,027
Other	24,404	25,815
	$200,673	$183,501

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2020	2019
Term loan	$192,500	$203,500
Commercial equipment notes	85,783	105,114
Mortgage notes	38,795	43,474
Total debt	317,078	352,088
Unamortized debt issuance costs	(521)	(787)
Total debt, net	$316,557	$351,301
Less: current portion	(47,722)	(55,659)
Long-term debt, net of current portion	$268,835	$295,642

The weighted average interest rate on total debt outstanding at December 31, 2020 and 2019 was 3.7 % and 4.0%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2021	$47,722
2022	42,190
2023	177,579
2024	8,880
2025	15,007
Thereafter	25,700
$317,078

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2020, interest rates ranged from 1.83% to 4.40% per annum and maturity dates range from August 2021 to June 2025. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2020, interest rates ranged from 4.21% to 4.50% per annum and maturity dates range from January 2025 to November 2028. The notes are secured by certain real estate.

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement, as amended July 9, 2018 and August 3, 2018 (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”). The Credit Agreement consists of a $220.0 million term loan (the “Term Loan”) and a $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The Credit Agreement contains an accordion feature that would allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million. The Credit Agreement matures on July 9, 2023.

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

At December 31, 2020, commercial letters of credit outstanding were $51.5 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $148.5 million at December 31, 2020.

Loans made under the Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. Certain of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Credit Agreement.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at December 31, 2020.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 1.75% at December 31, 2020. See Note 10 – “Derivative Instruments”.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2020, commercial letters of credit outstanding were $0.4 million in Canadian dollars, and the available borrowing capacity was $3.6 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2020, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2020, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of December 31, 2020 and 2019, our outstanding interest rate swap agreement contained a notional amount of $144.4 million and $152.6 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2020	2019
Interest rate swap	Other long-term liabilities	$9,205	$6,443

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of (Gain) Loss Recognized	Year Ended December 31,
	on Derivatives	2020	2019	2018
Interest rate swap	Interest expense	$6,203	$4,601	$3,131

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

Carlsbad Joint Venture

The Carlsbad joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$75	$5,970	$102,868
Net income attributable to noncontrolling interests	9	1,770	9,483

The Carlsbad joint venture made distributions of $1.0 million to the noncontrolling interest and $1.0 million to us during the year ended December 31, 2020. The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the year ended December 31, 2019. The Carlsbad joint venture made distributions of $9.0 million to the noncontrolling interest and $9.0 million to us during the year ended December 31, 2018. In addition, we did not make any capital contributions to the Carlsbad joint venture during the years ended December 31, 2020, 2019, and 2018. The project was substantially complete as of December 31, 2018 and the warranty period expires in December 2021.

The following table summarizes the total balance sheet amounts for the Carlsbad joint venture, which is included in our Consolidated Balance Sheets ( in thousands) and the total consolidated balance sheet amounts:

	Joint Venture	Consolidated
At December 31, 2020	Amounts	Amounts
Cash	$431	$326,744
Contract liabilities	350	267,227
Due to Primoris	2	—

At December 31, 2019
Cash	$2,124	$120,286
Accounts payable	38	235,972
Contract liabilities	425	192,397

Wilmington Joint Venture

The Wilmington joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$2,133
Net income attributable to noncontrolling interests	—	—	649

The project is complete, the warranty period expired in October 2018, and dissolution of the joint venture was completed in the first quarter of 2019. The Wilmington joint venture made a final immaterial distribution to the noncontrolling interest and to us during the first quarter of 2019. The Wilmington joint venture made distributions of $4.1 million to the noncontrolling interest and $4.1 million to us during the year ended December 31, 2018. In addition, we did not make any capital contributions to the Wilmington joint venture during the years ended December 31, 2020, 2019, and 2018.

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

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
Operating lease expense	$90,965	(1)	$77,222	(1)	$53,415	(2)

________________________________________

(1)	Includes short-term leases, which are immaterial.
(2)	Reported in accordance with our historical accounting under ASC 840, “Leases”.

Our operating lease liabilities are reported on the Consolidated Balance Sheet as follows (in thousands):

	December 31,	December 31,
	2020	2019
Accrued liabilities	$73,033	$74,036
Noncurrent operating lease liabilities, net of current portion	137,913	171,225
	$210,946	$245,261

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2021	$79,229
2022	61,235
2023	47,586
2024	22,232
2025	5,197
Thereafter	8,995
Total lease payments	$224,474
Less imputed interest	(13,528)
Total	$210,946

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$93,107	$77,229
Weighted-average remaining lease term on operating leases (years)	3.51	3.99
Weighted-average discount rate on operating leases	3.59%	3.85%

Note 13—Commitments and Contingencies

NTTA settlement—On February 7, 2012, we were sued in an action entitled North Texas Tollway Authority (“NTTA”), Plaintiff v. James Construction Group, LLC, and KBR, Inc., Defendants, v. Reinforced Earth Company, Third-Party Defendant (the “Lawsuit”). On February 25, 2015 the Lawsuit was settled, and we recorded a liability for $17.0 million. A second defendant agreed to provide up to $5.4 million to pay for the total expected remediation cost of approximately $22.4 million. We are paying a third-party contractor approved by the NTTA to complete the remediation. During the year ended December 31, 2020, we increased our liability by $2.0 million. We also spent $8.2 million for remediation during the year ended December 31, 2020. At December 31, 2020, our remaining accrual balance was $2.3 million.

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

Bonding—As of December 31, 2020 and 2019, we had bid and completion bonds issued and outstanding totaling approximately $696.0 million and $648.6 million, respectively.

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

Segment Revenue

Revenue by segment for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	For the year ended December 31,
	2020		2019		2018
		% of		% of			% of
		Total		Total			Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue		Revenue
Power	$795,361	22.8%	$729,348	23.5%	$694,048		23.6%
Pipeline	897,041	25.7%	505,156	16.3%	590,937		20.1%
Utilities	906,597	26.0%	886,504	28.5%	902,772		30.7%
Transmission	459,038	13.1%	497,302	16.0%	286,749	(1)	9.8%
Civil	433,460	12.4%	488,019	15.7%	464,972		15.8%
Total	$3,491,497	100.0%	$3,106,329	100.0%	$2,939,478		100.0%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	For the year ended December 31,
	2020		2019		2018
		% of		% of			% of
		Segment		Segment			Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit		Revenue
Power	$53,500	6.7%	$76,119	10.4%	$109,789		15.8%
Pipeline	97,459	10.9%	61,550	12.2%	66,602		11.3%
Utilities	132,957	14.7%	116,645	13.2%	111,825		12.4%
Transmission	44,879	9.8%	22,580	4.5%	31,904	(1)	11.1%
Civil	41,419	9.6%	54,032	11.1%	5,617		1.2%
Total	$370,214	10.6%	$330,926	10.7%	$325,737		11.1%
(1)	Represents results from the June 1, 2018 acquisition date of Willbros to December 31, 2018.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 3.5%, 5.8% and 2.9% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, approximately 3.9% and 4.4%, respectively of total assets were located outside of the United States.

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

We contributed $48.4 million, $41.0 million, and $48.8 million, to multiemployer pension plans for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were charged to the related construction contracts in process. Contributions during 2020 increased from 2019 as a result of an increase in the number of man-hours worked by our union labor.

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

During the last three years, we made annual contributions to 36 pension plans. Based upon the most recent and available plan financial information, we made contributions to the Southern California Pipe Trades Trust Funds that represented more than 5% of the plan’s total contributions for the 2018 plan year. None of the other significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2020 and 2019.

Our participation in significant plans for the years ended December 31, 2020, 2019 and 2018 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Thousands)
Pension Fund Name	Number	2020	2019	Implemented	Imposed	Date	2020	2019	2018

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2020	Green as of January 31, 2019	No	No	6/1/2021	$7,734	$6,572	$6,643

Laborers International Union of North America National (Industrial) Pension Fund	52-6074345/001	Green as of March 30, 2020	Red as of December 31, 2018	No	No	6/1/2025	5,206	3,969	3,967

Pipeline Industry Benefit Fund	73-6146433/001	Green as of December 31, 2019	Green as of December 31, 2018	No	No	6/1/2023	4,275	1,941	1,988

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow as of June 30 2020	Yellow as of June 30, 2019	No	No	9/30/2022	3,570	3,659	3,686

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2019	Green as of December 31, 2018	No	No	6/1/2025	3,386	3,108	2,565

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2019	Green as of December 31, 2018	No	No	8/31/2026	3,312	3,078	5,122

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2019	Green as of December 31, 2018	No	No	6/30/2022	2,844	2,886	2,873

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2020	Green as of May 31, 2019	No	No	6/30/2023	2,581	2,823	3,793
				Contributions to significant plans			32,908	28,036	30,637
				Contributions to other multiemployer plans			15,489	12,964	18,153

				Total contributions made			$48,397	$41,000	$48,790

Note 16—Company Retirement Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2018 through 2020. Matching contributions to all defined contribution plans for the years ended December 31, 2020, 2019 and 2018 were $8.4 million, $7.0 million, and $4.6 million, respectively. We have no other post-retirement benefits.

Note 17—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Incentive Compensation Plans — We have a long-term incentive compensation plan (“ICP”) and a long-term retention plan (“LTR Plan”) for certain senior managers and executives. Participants in the ICP receive a portion of their annual earned bonus in the form of Restricted Stock Units (“Units”) that vest ratably over a three year period. Participants in the LTR Plan defer receipt of one half of their annual earned bonus for one year. Generally, except in the case of death, disability or involuntary separation from service, the Units are vested to the participant only if actively employed by us on the payment or vesting date. Participants in the LTR Plan may also elect to purchase our common stock at a discounted price. For bonuses earned in 2020 and 2019, participants in the LTR Plan could elect to use up to one sixth of their bonus amount to purchase shares of our common stock at a discounted price. The purchase price was calculated as 75% of the average market closing price for the month of December 2020 and December 2019, respectively. The discount is treated as compensation to the participant.

Stock-based compensation — In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). The Equity Plan provides for the grant of share-based awards for up to 2.5 million shares of common stock. At December 31, 2020, there were 1.2 million shares of common stock remaining available for grant. Units granted under the Equity Plan are documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the individual. The Units are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

The table below presents the activity for 2020:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2019	163,757	$24.72
Granted	184,256	19.66
Vested	(33,434)	22.26
Forfeited	(25,436)	23.24
Balance at December 31, 2020	289,143	21.91

During 2019, 25,360 Units were granted with a weighted-average grant date fair value per unit of $20.70. The total fair value of Units that vested during 2020, 2019 and 2018 was $0.6 million, $1.2 million and $0.7 million, respectively.

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Forfeitures of stock-based awards are recognized as they occur.

The fair value of the Units was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. For the years ended December 31, 2020, 2019 and 2018, we recognized $2.3 million, $1.6 million, and $1.3 million, respectively, in compensation expense. At December 31, 2020, approximately $3.1 million of unrecognized compensation expense remains for the Units, which will be recognized over a weighted average period of 1.9 years.

Vested Units accrue “Dividend Equivalent Units” (as defined in the Equity Plan), which will be accrued as additional Units until the Units are converted to Common Stock.  At December 31, 2020, a total of 2,677 Dividend Equivalent Units were accrued.

Note 18—Related Party Transactions

In December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share. The share repurchase was made pursuant to our $50.0 million repurchase program authorized by our Board of Directors in October 2019. The governing Share Repurchase Agreement contained a “standstill” covenant prohibiting the former member of our Board of Directors from selling any additional shares of our Common Stock through May 26, 2020.

Note 19—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$140,346	$107,639	$111,002
Foreign	5,293	10,270	2,356
Total	$145,639	$117,909	$113,358

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision
Federal	$37,315	$12,513	$3,405
State	6,680	4,398	4,536
Foreign	1,741	2,954	674
	45,736	19,865	8,615
Deferred provision (benefit)
Federal	(3,207)	12,283	14,535
State	438	1,940	2,120
Foreign	(809)	(276)	(139)
	(3,578)	13,947	16,516
Change in valuation allowance	(1,502)	—	634
Total	$40,656	$33,812	$25,765

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of U.S tax reform	—	—	1.1
State taxes, net of federal income tax impact	3.1	4.4	5.1
Tax credits	(0.8)	(1.7)	(5.3)
Income taxed at rates greater than U.S.	0.2	1.1	0.4
Nondeductible meals & entertainment	3.3	3.0	2.9
Nondeductible compensation	0.3	0.7	0.2
Other items	0.8	0.6	(0.4)
Effective tax rate excluding income attributable to noncontrolling interests	27.9	29.1	25.0
Impact of income from noncontrolling interests on effective tax rate	—	(0.4)	(2.3)
Effective tax rate	27.9%	28.7%	22.7%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21.0% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 24.0%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2018 through 2020.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued compensation	$1,810	$3,705
Accrued workers compensation	5,035	9,939
Net operating losses	37,013	40,919
Disallowed interest	—	533
Capital loss carryforward	10,974	10,126
Lease liabilities	47,955	62,023
Insurance reserves	7,200	3,146
Loss reserves	4,191	2,276
Tax credit	825	825
State income taxes	872	1,193
Interest rate swap	2,412	1,630
Deferred payroll tax	10,687	—
Other	1,269	1,932
Total deferred tax assets	130,243	138,247
Deferred tax liabilities
Depreciation and amortization	(66,150)	(63,824)
Prepaid expenses and other	(1,387)	(1,839)
Lease assets	(47,961)	(61,417)
Total deferred tax liabilities	(115,498)	(127,080)

Valuation allowance	(26,384)	(27,886)

Net deferred tax liabilities	$(11,639)	$(16,719)

As of December 31, 2020, we have remaining tax effected U.S. federal and state net operating loss carryforwards of $19.0 million and $13.6 million, respectively. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the net operating loss was incurred.

As of December 31, 2020, our U.S. capital loss carryforward totaled $11.0 million. The U.S. capital losses expire in 2023.

Valuation allowances on U.S. capital losses, on U.S. state net operating losses and on foreign net operating losses and foreign tax credits were $26.4 million as of December 31, 2020.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$815	$890	$588
Increases in balances for tax positions taken during the current year	377	295	146
Increases in balances for tax positions taken during prior years	717	—	1,555
Settlements and effective settlements with tax authorities	(158)	(231)	(1,305)
Lapse of statute of limitations	(198)	(139)	(94)
Total	$1,553	$815	$890

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

We believe it is reasonably possible that decreases of up to $0.6 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation and settlements with tax authorities.

Our federal income tax returns are generally no longer subject to examination for tax years before 2017. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2015.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments through the end of 2020 as allowed under the CARES Act. This deferral was $40.8 million at December 31, 2020, and is included in Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheet. Half of the tax deferral is due to be paid to the U.S. Treasury on December 31, 2021, and the other half is due on December 31, 2022.

Note 20—Dividends and Earnings Per Share

We have declared cash dividends during 2018, 2019 and 2020 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2018	March 30, 2018	April 13, 2018	$0.06
May 4, 2018	June 29, 2018	July 13, 2018	0.06
August 2, 2018	September 28, 2018	October 15, 2018	0.06
November 2, 2018	December 31, 2018	January 15, 2019	0.06
February 26, 2019	March 29, 2019	April 15, 2019	0.06
May 3, 2019	June 28, 2019	July 15, 2019	0.06
August 2, 2019	September 30, 2019	October 15, 2019	0.06
October 31, 2019	December 31, 2019	January 15, 2020	0.06
February 21, 2020	March 31, 2020	April 15, 2020	0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06
July 31, 2020	September 30, 2020	October 15, 2020	0.06
November 5, 2020	December 31, 2020	January 5, 2021	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Primoris	$104,974	$82,327	$77,461

Denominator:
Weighted average shares for computation of basic earnings per share	48,303	50,784	51,350
Dilutive effect of shares issued to independent directors	5	3	3
Dilutive effect of restricted stock units (1)	325	297	317
Weighted average shares for computation of diluted earnings per share	48,633	51,084	51,670

Earnings per share attributable to Primoris:
Basic	$2.17	$1.62	$1.51
Diluted	$2.16	$1.61	$1.50
(1)	Represents the effect of the grant of Units and vested Dividend Equivalent Units for the respective periods presented.

Note 21—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2020, 2019 and 2018.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 48,110,442 and 48,665,138 shares were issued and outstanding as of December 31, 2020 and 2019, respectively.

We issued 34,524 shares of common stock in 2020, 114,106 shares of common stock in 2019, and 71,757 shares of common stock in 2018 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.6 million in 2020, $1.8 million in 2019, and $1.5 million in 2018. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2020, 2019 and 2018 were for bonus amounts earned in 2019, 2018 and 2017 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31. 2020, 2019, and 2018, we issued 47,928, 30,155, and 20,154 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

Share Repurchase Plan

In February 2020, our Board of Directors authorized a $25.0 million share repurchase program. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2020, we purchased and cancelled 694,260 shares of common stock, which in the aggregate equaled $11.5 million at an average share price of $16.50. The share repurchase plan expired on December 31, 2020.

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

In May 2018, our Board of Directors authorized a $5.0 million share repurchase program. In August 2018, our Board of Directors approved an increase to the share repurchase program to $20.0 million. Under the share repurchase program, we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the period from August 2018 to December 2018, we purchased and cancelled 825,146 shares of common stock, which in the aggregate equaled $20.0 million, at an average price of $24.24 per share.

Note 22—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2020
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$743,243	$908,216	$942,700	$897,338
Gross profit	47,810	100,967	123,681	97,756
Net (loss) income	(3,734)	32,962	43,943	31,812
Net (loss) income attributable to Primoris	(3,737)	32,959	43,941	31,811

Earnings per share:
Basic earnings per share	$(0.08)	$0.68	$0.91	$0.66
Diluted earnings per share	(0.08)	0.68	0.90	0.66

Weighted average shares outstanding
Basic	48,588	48,270	48,253	48,104
Diluted	48,588	48,668	48,574	48,410

	Year Ended December 31, 2019
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$661,558	$789,929	865,064	$789,778
Gross profit	52,460	80,531	108,421	89,514
Net income	2,936	17,824	35,826	27,511
Net income attributable to Primoris	1,947	17,787	35,648	26,945

Earnings per share:
Basic earnings per share	$0.04	$0.35	$0.70	$0.53
Diluted earnings per share	0.04	0.35	0.70	0.53

Weighted average shares outstanding
Basic	50,770	50,912	50,976	50,478
Diluted	51,188	51,228	51,215	50,711

Note 23—Subsequent Events

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) in an all-cash transaction valued at approximately $621.7 million. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the telecommunication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. Since the closing of the FIH acquisition occurred subsequent to our year-end, our preliminary estimate of assets acquired and liabilities assumed, which is subject to a formal valuation process, has not yet been completed. We will reflect the preliminary estimates in our first quarter 2021 10-Q filing, and we will finalize the estimates as soon as practicable within the measurement period, but not later than one year following the acquisition close date.

Amended and Restated Credit Agreement

On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Administrative Agent and the Lenders, amending and restating the Credit Agreement to increase the Term Loan by $400.0 million to an aggregate principal amount of $592.5 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from July 9, 2023 to January 15, 2026.

In addition to the New Term Loan, the Amended Credit Agreement consists of an existing $200.0 million Revolving Credit Facility whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that would allow us to increase the New Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $7.4 million, with the balance due on January 15, 2026. The first principal payment will be due on March 31, 2021.

The proceeds from the New Term Loan were used to finance the acquisition of FIH and for general corporate purposes.

The principal amount of all loans under the Amended Credit Agreement will bear interest at either: (i) LIBOR plus an applicable margin as specified in the Amended Credit Agreement (based on our senior debt to EBITDA ratio as defined in the Amended Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent) plus an applicable margin as specified in the Amended Credit Agreement. Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Amended Credit Agreement.

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million.

Loans made under the Amended Credit Agreement are secured by our assets, including, among others, our cash, inventory, equipment (excluding equipment subject to permitted liens), and accounts receivable. Certain of our domestic subsidiaries have issued joint and several guaranties in favor of the Lenders for all amounts under the Amended Credit Agreement.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

Declaration of Cash Dividend to Stockholders

On February 19, 2021, the Board of Directors declared a cash dividend of $0.06 per common share for stockholders of record as of March 31, 2021, payable on or about April 15, 2021.