Form 10-Q
period 2021-03-31
Primoris Services Corp
filed 2021-05-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

At May 3, 2021, 53,723,988 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$212,770	$326,744
Accounts receivable, net	478,972	432,455
Contract assets	366,343	325,849
Prepaid expenses and other current assets	46,158	30,218
Total current assets	1,104,243	1,115,266
Property and equipment, net	414,990	356,194
Operating lease assets	205,725	207,320
Deferred tax assets	1,934	1,909
Intangible assets, net	181,226	61,012
Goodwill	588,845	215,103
Other long-term assets	18,471	12,776
Total assets	$2,515,434	$1,969,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,748	$245,906
Contract liabilities	256,478	267,227
Accrued liabilities	216,824	200,673
Dividends payable	3,223	2,887
Current portion of long-term debt	61,480	47,722
Total current liabilities	796,753	764,415
Long-term debt, net of current portion	592,087	268,835
Noncurrent operating lease liabilities, net of current portion	136,682	137,913
Deferred tax liabilities	13,548	13,548
Other long-term liabilities	75,000	70,077
Total liabilities	1,614,070	1,254,788
Commitments and contingencies (See Note 15)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 53,723,988 and 48,110,442 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	272,584	89,098
Retained earnings	627,320	624,694
Accumulated other comprehensive income	1,419	958
Noncontrolling interest	35	37
Total stockholders’ equity	901,364	714,792
Total liabilities and stockholders’ equity	$2,515,434	$1,969,580

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$818,329	$743,243
Cost of revenue	738,148	695,433
Gross profit	80,181	47,810
Selling, general and administrative expenses	53,432	44,388
Transaction and related costs	13,896	—
Operating income	12,853	3,422
Other income (expense):
Foreign exchange gain, net	23	136
Other (expense) income, net	(5)	12
Interest income	85	281
Interest expense	(4,721)	(9,112)
Income (loss) before provision for income taxes	8,235	(5,261)
(Provision) benefit for income taxes	(2,387)	1,527
Net income (loss)	5,848	(3,734)

Net loss (income) attributable to noncontrolling interests	2	(3)

Net income (loss) attributable to Primoris	$5,850	$(3,737)

Dividends per common share	$0.06	$0.06

Earnings (loss) per share:
Basic	$0.12	$(0.08)
Diluted	$0.12	$(0.08)

Weighted average common shares outstanding:
Basic	49,503	48,588
Diluted	50,026	48,588

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$5,848	$(3,734)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	461	(1,737)
Comprehensive income (loss)	6,309	(5,471)
Net loss (income) attributable to noncontrolling interests	2	(3)
Comprehensive income (loss) attributable to Primoris	$6,311	$(5,474)

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Interest	Equity
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,694		$958	$37	$714,792
Net income (loss)	—	—	—	5,850		—	(2)	5,848
Foreign currency translation adjustments, net of tax	—	—	—	—		461	—	461
Issuance of shares, net of issuance costs	4,500,000	1	149,440	—		—	—	149,441
Issuance of shares to employees and directors	1,073,782	—	28,492	—		—	—	28,492
Conversion of Restricted Stock Units, net of shares withheld for taxes	39,764	—	(599)	—		—	—	(599)
Stock-based compensation	—	—	6,152	—		—	—	6,152
Dividend equivalent Units accrued - Restricted Stock Units	—	—	1	(1)		—	—	—
Dividends declared ($0.06 per share)	—	—	—	(3,223)		—	—	(3,223)
Balance, March 31, 2021	53,723,988	$6	$272,584	$627,320		$1,419	$35	$901,364

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291		$76	$1,028		$629,530
Net income (loss)	—	—	—	(3,737)		—	3		(3,734)
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,737)	—		(1,737)
Issuance of shares to employees and directors	51,268	—	1,174	—		—	—		1,174
Stock-based compensation	—	—	499	—		—	—		499
Dividend equivalent Units accrued - Restricted Stock Units	—	—	4	(4)		—	—		—
Repurchase of stock	(461,831)	—	(7,393)	—		—	—		(7,393)
Dividends declared ($0.06 per share)	—	—	—	(2,895)		—	—		(2,895)
Balance, March 31, 2020	48,254,575	$5	$91,414	$524,655		$(1,661)	$1,031		$615,444

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,848	$(3,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (net of effect of acquisitions):
Depreciation and amortization	24,852	21,537
Stock-based compensation expense	6,152	499
Gain on sale of property and equipment	(2,743)	(2,311)
Unrealized (gain) loss on interest rate swap	(1,283)	4,970
Other non-cash items	151	81
Changes in assets and liabilities:
Accounts receivable	10,321	(13,911)
Contract assets	(7,546)	(15,682)
Other current assets	(14,675)	(4,849)
Other long-term assets	(153)	204
Accounts payable	186	23,934
Contract liabilities	(13,625)	(15,389)
Operating lease assets and liabilities, net	(1,343)	119
Accrued liabilities	2,406	(179)
Other long-term liabilities	(1,034)	(756)
Net cash provided by (used in) operating activities	7,514	(5,467)
Cash flows from investing activities:
Purchase of property and equipment	(19,078)	(9,311)
Proceeds from sale of property and equipment	2,091	6,902
Cash paid for acquisitions, net of cash acquired	(613,224)	—
Net cash used in investing activities	(630,211)	(2,409)
Cash flows from financing activities:
Borrowings under revolving line of credit	100,000	—
Payments on revolving line of credit	(100,000)	—
Proceeds from issuance of long-term debt	400,000	6,800
Repayment of long-term debt	(59,353)	(14,976)
Proceeds from issuance of common stock	178,863	578
Debt issuance costs	(4,876)	—
Repurchase of common stock	—	(7,393)
Dividends paid	(2,887)	(2,919)
Other	(3,283)	(1,285)
Net cash provided by (used in) financing activities	508,464	(19,195)
Effect of exchange rate changes on cash and cash equivalents	259	259
Net change in cash and cash equivalents	(113,974)	(26,812)
Cash and cash equivalents at beginning of the period	326,744	120,286
Cash and cash equivalents at end of the period	$212,770	$93,474

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$5,875	$4,061
Cash paid for income taxes, net of refunds received	(1,728)	(369)
Leased assets obtained in exchange for new operating leases	4,671	34,711

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2021	2020
Dividends declared and not yet paid	$3,223	$2,895

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers through our three segments.

We have customer relationships with major utility, telecommunications, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A substantial portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

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

Reportable Segments — Through the end of 2020, we segregated our business into five reportable segments: the Power, Industrial and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, the Transmission and Distribution segment, and the Civil segment. In the first quarter 2021, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Utilities segment, the Energy/Renewables segment and the Pipeline Services (“Pipeline”) segment. See Note 16 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 23, 2021, which contains our audited consolidated financial statements for the year ended December 31, 2020, have been omitted.

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

For the three months ended March 31, 2021 and 2020, approximately 45.4% and 50.1%, respectively, of total revenue was generated from our top ten customers. For the three months ended March 31, 2021 no one customer accounted for more than ten percent of our revenue and for the three months ended March 31, 2020 one pipeline customer represented approximately 11.3% of total revenue.

Note 3—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We adopted the new standard on January 1, 2021, on a prospective basis and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2021:
Cash and cash equivalents	$212,770	$—	$—
Liabilities as of March 31, 2021:
Interest rate swap	$—	$7,922	$—

Assets as of December 31, 2020:
Cash and cash equivalents	$326,744	$—	$—
Liabilities as of December 31, 2020:
Interest rate swap	$—	$9,205	$—

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

Note 5—Acquisitions

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) for approximately $611.2 million, net of cash acquired. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the telecommunication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. The total purchase price was funded through a combination of existing cash balances, borrowings under our term loan facility, and borrowings under our revolving credit facility. As discussed in Note 13 – “Stockholders’ Equity”, we used the net proceeds from our secondary offering to repay a portion of the borrowings incurred in connection with the acquisition of FIH.

The table below represents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, identifiable intangible assets, contract assets and liabilities, and the fair value of certain contractual obligations.

Purchase consideration (in thousands)
Total purchase consideration	$621,749
Less cash acquired	(10,525)
Net cash paid	611,224

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and cash equivalents	$10,525
Accounts receivable	55,869
Contract assets	32,676
Prepaid expenses and other current assets	1,265
Property, plant and equipment	55,735
Operating lease assets	13,105
Intangible assets:
Customer relationships	118,000
Tradename	4,400
Other long-term assets	6,976
Accounts payable and accrued liabilities	(27,768)
Contract liabilities	(2,671)
Long-term debt	(959)
Noncurrent operating lease liabilities, net of current	(10,975)
Other long-term liabilities	(8,171)
Total identifiable net assets	248,007
Goodwill	373,742
Total purchase consideration	$621,749

We incorporated the operations of FIH into our Utilities segment. Goodwill associated with the FIH acquisition principally consists of expected benefits from the expansion of our services into the telecommunications market and the expansion of our geographic presence. Goodwill also includes the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a fifteen-year period.

The intangible assets acquired with the FIH acquisition consisted of Customer relationships of $118.0 million and Tradenames of $4.4 million. The Customer relationships and Tradenames will be amortized over a weighted average useful life of 19 years and one year, respectively.

For the period from January 15, 2021, the acquisition date, to March 31, 2021, FIH contributed revenue of $60.7 million and gross profit of $9.8 million.

Acquisition related costs were $13.5 million for the three months ended March 31, 2021, and are included in “Transaction and related costs” on the Condensed Consolidated Statements of Operations. Such costs primarily consisted of professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2021

The following pro forma information for the three months ended March 31, 2021 presents our results of operations as if the acquisition of FIH had occurred at the beginning of 2020. On October 30, 2020, FIH acquired Pridemore Case Holdings, Inc. (“Pride”), which expanded FIH’s operations. Therefore, we have included Pride’s results of operations for the three months ended March 31, 2020 in the pro forma information. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 29.0% for each of the three months ended March 31, 2021 and 2020.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the FIH acquisition been completed on January 1, 2020. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition (in thousands, except per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue	$822,775	$819,000
Income before provision for income taxes	15,057	(19,012)
Net income attributable to Primoris	10,693	(13,500)

Weighted average common shares outstanding:
Basic	49,665	49,626
Diluted	50,194	49,626

Earnings per share:
Basic	$0.22	$(0.27)
Diluted	0.21	(0.27)

Asset Acquisition

On January 14, 2021, we acquired certain engineering assets for $2.0 million in cash. The identifiable assets acquired consisted primarily of customer relationship intangible assets which will be amortized over a five-year useful life. This asset acquisition is not material to our condensed consolidated financial statements.

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

As of March 31, 2021, we had $1.7 billion of remaining performance obligations. We expect to recognize approximately 83% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the end of 2022.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2021, revenue recognized from performance obligations satisfied in previous periods was $13.6 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2021, we had approximately $85.6 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $70.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2021.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Unbilled revenue	$228,372	$192,176
Retention receivable	118,053	115,877
Contract materials (not yet installed)	19,918	17,796
	$366,343	$325,849

Contract assets increased by $40.5 million compared to December 31, 2020 due primarily to higher unbilled revenue related to the FIH acquisition.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents deferred revenue, which arises when billings are in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred revenue	$245,355	$252,781
Accrued loss provision	11,123	14,446
	$256,478	$267,227

Contract liabilities decreased by $10.7 million compared to December 31, 2020 primarily due to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2021, that was included in the contract liability balance at December 31, 2020, was approximately $177.9 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2021
Segment	MSA	Non-MSA	Total
Utilities	$277,967	57,045	335,012
Energy/Renewables	42,586	310,278	352,864
Pipeline	17,710	112,743	130,453
Total	$338,263	$480,066	$818,329

	For the three months ended March 31, 2020
Segment	MSA	Non-MSA	Total
Utilities	$185,785	64,169	249,954
Energy/Renewables	37,891	263,875	301,766
Pipeline	46,732	144,791	191,523
Total	$270,408	$472,835	$743,243

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$27,516	$229,743	$77,753	$335,012
Energy/Renewables	188,234	78,743	85,887	352,864
Pipeline	113,157	665	16,631	130,453
Total	$328,907	$309,151	$180,271	$818,329

(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$37,725	$169,428	$42,801	$249,954
Energy/Renewables	164,709	75,628	61,429	301,766
Pipeline	15,345	81,830	94,348	191,523
Total	$217,779	$326,886	$198,578	$743,243

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

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the three months ended March 31, 2021 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2020	$96,344	$66,344	$52,415	$215,103
Goodwill acquired during the period	373,742	—	—	373,742
Balance at March 31, 2021	$470,086	$66,344	$52,415	$588,845

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$20,440	(15,874)	4,566	$16,040	$(14,793)	$1,247
Customer relationships	210,977	(34,454)	176,523	91,000	(31,400)	59,600
Non-compete agreements	1,900	(1,763)	137	1,900	(1,735)	165
Total	$233,317	$(52,091)	$181,226	$108,940	$(47,928)	$61,012

Amortization expense of intangible assets was $4.2 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2021 (remaining nine months)	$13,907
2022	13,168
2023	12,150
2024	11,431
2025	10,709
Thereafter	119,861
$181,226

Note 8—Accounts Payable and Accrued Liabilities

At March 31, 2021 and December 31, 2020, accounts payable included retention amounts of approximately $13.9 million and $12.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related employee benefits	$97,934	$81,088
Current operating lease liability	71,326	73,033
Casualty insurance reserves	6,830	8,365
Corporate income taxes and other taxes	17,175	13,783
Other	23,559	24,404
	$216,824	$200,673

Note 9—Credit Agreements

Long term debt and credit facilities consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term loan	$542,500	$192,500
Commercial equipment notes	77,603	85,783
Mortgage notes	38,449	38,795
Total debt	658,552	317,078
Unamortized debt issuance costs	(4,985)	(521)
Total debt, net	$653,567	$316,557
Less: current portion	(61,480)	(47,722)
Long-term debt, net of current portion	$592,087	$268,835

The weighted average interest rate on total debt outstanding at March 31, 2021 and December 31, 2020 was 3.2% and 3.7%, respectively.

Credit Agreement

On September 29, 2017, we entered into an amended and restated credit agreement, as amended July 9, 2018 and August 3, 2018 (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $220.0 million term loan (the “Term Loan”) and a $200.0 million revolving credit facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount. The Credit Agreement contained an accordion feature that would allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million. The Credit Agreement was scheduled to mature on July 9, 2023.

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

In addition to the New Term Loan, the Amended Credit Agreement consists of the existing $200.0 million revolving credit facility (“Revolving Credit Facility”) whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and contains an accordion feature that would allow us to increase the New Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million.

At March 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility, commercial letters of credit outstanding were $51.1 million, and available borrowing capacity was $148.9 million.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $7.4 million, with the balance due on January 15, 2026. The first principal payment was paid on March 31, 2021.

The proceeds from the New Term Loan were used to finance the acquisition of FIH.

We capitalized $4.7 million of debt issuance costs during the first quarter of 2021 associated with the Amended Credit Agreement that is being amortized as interest expense over the life of the Amended Credit Agreement.

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

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million. During the three months ended March 31, 2021, we made an additional payment on our New Term Loan of $42.6 million.

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

The Credit Agreement and Amended Credit Agreement contain various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement and the Amended Credit Agreement include restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Amended Credit Agreement at March 31, 2021.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our original Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.25% at March 31, 2021.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At March 31, 2021, commercial letters of credit outstanding were $0.4 million in Canadian dollars, and the available borrowing capacity was $3.6 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At March 31, 2021, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At March 31, 2021, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Amended Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by a portion of the required principal payments made on the original Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of March 31, 2021, and December 31, 2020, our outstanding interest rate swap agreement contained a notional amount of $142.3 million and $144.4 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2021	2020
Interest rate swap	Other long-term liabilities	$7,922	$9,205

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of (Gain) Loss Recognized	March 31,
	on Derivatives	2021	2020
Interest rate swap	Interest expense	$277	$5,435

Cash flows from derivatives settled are reported as cash flows from operating activities.

Note 11—Income Taxes

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income including noncontrolling interests for each of the three months ended March 31, 2021 and 2020 was 29.0%. Excluding noncontrolling interest, the effective tax rate on income attributable to Primoris for each of the three months ended March 31, 2021 and 2020 was 29.0%. For the first three months of each of 2021 and 2020, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments through the end of 2020 as allowed under the CARES Act. This deferral was $43.5 million at March 31, 2021, and is included in Accrued liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheet. Half of the deferral is due on December 31, 2021, and the other half is due on December 31, 2022.

Note 12—Dividends and Earnings Per Share

We paid cash dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2020	March 31, 2020	April 15, 2020	$0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06
July 31, 2020	September 30, 2020	October 15, 2020	0.06
November 5, 2020	December 31, 2020	January 15, 2021	0.06
February 19, 2021	March 31, 2021	April 15, 2021	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to Primoris	$5,850	$(3,737)

Denominator:
Weighted average shares for computation of basic earnings per share:	49,503	48,588
Dilutive effect of shares issued to independent directors (1)	5	—
Dilutive effect of restricted stock units (1)	518	—
Weighted average shares for computation of diluted earnings per share	50,026	48,588

Earnings (loss) per share attributable to Primoris:
Basic	$0.12	$(0.08)
Diluted	$0.12	$(0.08)

________________________________________

(1)	The dilutive effect of shares issued to independent directors and restricted stock units of 9 and 300, respectively, for the three months ended March 31, 2020, were excluded from the weighted average diluted shares outstanding, as their inclusion would be anti-dilutive.

Note 13—Stockholders’ Equity

Common stock

We issued 25,987 and 34,524 shares of common stock in the three months ended March 31, 2021 and 2020, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.5 million and $0.6 million in the three months ended March 31, 2021 and 2020, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2021 were a portion of bonus amounts earned in 2020, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2020. The shares purchased in the three months ended March 31, 2020 were for bonus amounts earned in 2019, and the number of shares was calculated at 75% of the average daily closing market price during December 2019.

During the three months ended March 31, 2021 and 2020, we issued 9,486 and 16,744 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2021, a total of 39,764 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, were converted to common stock.

In connection with the acquisition of FIH, we offered certain FIH employees the option to purchase shares of our common stock at a 15 percent discount of the closing market price of our common stock on the date of the acquisition. During the three months ended March 31, 2021, such employees purchased 1,038,309 shares of common stock, net of forfeitures for tax withholdings, with payment made to us of $28.9 million, resulting in the recognition of $5.1 million in stock compensation expense included in Transaction and related costs in the Condensed Consolidated Statement of Operations.

Secondary Offering

In March 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the underwriters (the “Underwriters”), in connection with a public offering, pursuant to which we agreed to issue and sell 4,500,000 shares of common stock, par value $.0001 per share. The shares were offered and sold at a public offering price of $35.00 per share. Our gross proceeds of the offering, before deducting underwriting discounts, commissions and offering expenses, were approximately $157.5 million. Our net proceeds were approximately $149.4 million and were used to repay a portion of the borrowings incurred under our Amended Credit Agreement in connection with the acquisition of FIH.

Share Repurchase Plan

In February 2020, our Board of Directors authorized a $25.0 million share repurchase program. Under the share repurchase program, we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we purchased and cancelled 461,831 shares of common stock, which in the aggregate equaled $7.4 million at an average share price of $16.01. The share repurchase plan expired on December 31, 2020.

Note 14—Leases

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense (1)	$21,656	$22,978

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accrued liabilities	$71,326	$73,033
Noncurrent operating lease liabilities, net of current portion	136,682	137,913
	$208,008	$210,946

Note 15—Commitments and Contingencies

Legal proceedings—We had been engaged in dispute resolution to collect money we believe we are owed for a construction project completed in 2014. The dispute resolution for the receivable initially required international arbitration; however, in the first half of 2016, the owner sought bankruptcy protection in the U.S. bankruptcy court. We initiated litigation against the sureties who had provided lien and stop payment release bonds for the amount owed. During 2018, we settled with the sureties. In addition, we believe we are owed amounts from the bankruptcy trustee. We expect that we will collect a portion of the amount owed to us, but cannot predict the timing of such collection.

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

Bonding — At March 31, 2021 and December 31, 2020, we had bid and completion bonds issued and outstanding totaling approximately $2.7 billion and $3.2 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $645.8 million and $696.0 million at March 31, 2021 and December 31, 2020, respectively.

Note 16—Reportable Segments

Through the end of 2020, we segregated our business into five reportable segments: the Power, Industrial and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, the Transmission and Distribution segment, and the Civil segment. In the first quarter of 2021, we changed our reportable segments in connection with realignment of our internal organization and management structure. The segment changes reflect the focus of our CODM on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these new segments.

The current reportable segments include the Utilities segment, the Energy/Renewables segment, and the Pipeline segment. Segment information for prior periods has been restated to conform to the new segment presentation.

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

The following is a brief description of the reportable segments:

The Utilities segment operates throughout the United States and specializes in a range of services, including telecommunications and installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems.

The Energy/Renewables segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in the petroleum and petrochemical industries and state departments of transportation, as well as traditional and renewable power generators.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables. Total assets by segment is not presented as our CODM as defined by ASC 280 does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
	2021		2020
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$335,012	40.9%	$249,954	33.6%
Energy/Renewables	352,864	43.2%	301,766	40.6%
Pipeline	130,453	15.9%	191,523	25.8%
Total	$818,329	100.0%	$743,243	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2021		2020
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$21,716	6.5%	$6,314	2.5%
Energy/Renewables	42,672	12.1%	25,004	8.3%
Pipeline	15,793	12.1%	16,492	8.6%
Total	$80,181	9.8%	$47,810	6.4%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2021 and at December 31, 2020 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 3.5% and 4.2% generated from sources outside of the United States during the three months ended March 31, 2021 and 2020, respectively, principally in Canada. At March 31, 2021 and December 31, 2020, approximately 3.1% and 3.9%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 17—Subsequent Events

Cash Dividend

On May 4, 2021, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of June 30, 2021, payable on or about July 15, 2021.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (“First Quarter 2021 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses, including FIH. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission (“SEC”), including in Part II, Item 1A “Risk Factors” of this First Quarter 2021 report. You should read this First Quarter 2021 Report, our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2021 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2021 Report and our Annual Report on Form 10-K for the year ended December 31, 2020.

Introduction

We are one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, fabrication, maintenance, replacement, and engineering services to a diversified base of customers.

Through the end of 2020, we segregated our business into five reportable segments: The Power, Industrial and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, the Transmission and Distribution segment, and the Civil segment. In the first quarter 2021, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Utilities segment, the Energy/Renewables segment and the Pipeline Services (“Pipeline”) segment.

The new Utilities segment is comprised of the previous Utilities and Distribution and Transmission and Distribution segments. The Utilities segment operates throughout the United States and specializes in a range of services, including telecommunications, installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems.

The Energy/Renewables segment is comprised of the previous Power, Industrial and Engineering and Civil segments. This new segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in the petroleum and petrochemical industries and state departments of transportation, as well as traditional and renewable power generators.

The Pipeline and Underground segment has become the new Pipeline Services segment. The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

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

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) for approximately $611.2 million, net of cash acquired. FIH was incorporated into our Utilities segment and is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the telecommunication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. The total purchase price was funded through a combination of existing cash balances, borrowings under our term loan facility, and borrowings under our revolving credit facility. As discussed in Note 13 – “Stockholders’ Equity”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, we used the net proceeds from our secondary offering to repay a portion of the borrowings incurred in connection with the acquisition of FIH.

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of specialty construction services. We depend in part on spending by companies in the telecommunications, gas and electric utility industries, the energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which has spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While our services have generally been deemed to be essential services, all segments have reported various levels of project interruptions and restrictions that have delayed project timelines from those originally planned. In some cases, we have experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We have also been restricted from completing work or have been prevented from starting work on certain projects. However, despite these impacts, our work has generally been deemed essential, our business model appears to be resilient, and we have adapted accordingly, including making salary or headcount reductions where appropriate.

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

We also monitor our customers and their industries to assess the effect that changes in economic, market, and regulatory conditions may have on them. We have experienced reduced spending, project delays, and project cancellations by some of our customers over the last year, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions and the impact of COVID-19 may continue to affect demand for our services in the near-term.

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services. While we have seen signs of a recovery in the price of oil, the volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, specifically in our oil field services and Canadian operations. Last year’s significant reduction in the price of oil could create uncertainty with respect to demand for our oil and gas pipeline services in the near term, with additional uncertainty resulting over the length of time that prices remain depressed. When the current oversupply eases and with a return to increasing global demand for oil, we expect oil prices to recover from the current levels. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

The continuing changes in the regulatory environment may affect the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulation can provide challenges to major pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in California may result in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. However, the increased demand for renewable resources are also creating demand for our construction and specialty services, such as the need for battery storage and the construction of solar power production facilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies since December 31, 2020.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2021 to the three months ended March 31, 2020.

Revenue

Revenue was $818.3 million for the three months ended March 31, 2021, an increase of $75.1 million, or 10.1%, compared to the same period in 2020. The increase was primarily due to growth in our Energy/Renewables and Utilities segments, including $60.7 million from our acquisition of FIH. These amounts were partially offset by lower revenue in our Pipeline segment.

Gross Profit

Gross profit was $80.2 million for the three months ended March 31, 2021, an increase of $32.4 million, or 67.7%, compared to the same period in 2020. The increase was primarily due to our acquisition of FIH ($9.8 million) and an increase in revenue and margins from our legacy operations. Gross profit as a percentage of revenue increased to 9.8% for the three months ended March 31, 2021, compared to 6.4% for the same period in 2020 as described in the forthcoming segment results.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $53.4 million during the three months ended March 31, 2021, an increase of $9.0 million compared to 2020, primarily due to $7.9 million of incremental expense from the FIH acquisition during the period. SG&A expense as a percentage of revenue increased to 6.5% compared to 6.0% for the corresponding period in 2020, due primarily to increased expense as we integrate FIH into our operations.

Transaction and related costs

Transaction and related costs were $13.9 million for the three months ended March 31, 2021, consisting primarily of professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount. No transaction and related costs were incurred for the three months ended March 31, 2020.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Foreign exchange gain, net	$23	$136
Other (expense) income, net	(5)	12
Interest income	85	281
Interest expense	(4,721)	(9,112)
Total other expense	$(4,618)	$(8,683)

Foreign exchange gain (loss), net reflects currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense for the three months ended March 31, 2021, decreased compared to the same period in 2020 primarily due to a favorable impact from the change in the fair value of our interest rate swap, partially offset by higher average debt balances from the borrowings incurred related to the FIH acquisition. During the three months ended March 31, 2021, we had a $1.3 million unrealized gain on the change in the fair value of our interest rate swap agreement, compared to a $5.0 million unrealized loss in 2020.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 29.0% for the three months ended March 31, 2021. The rate differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2021 of $2.4 million compared to a benefit of $1.5 million for the three months ended March 31, 2020. The $3.9 million increase in income tax expense is driven by a $13.5 million increase in pre-tax income (excluding noncontrolling interests).

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$335,012		$249,954
Gross profit	21,716	6.5%	6,314	2.5%

Revenue increased by $85.1 million, or 34.0%, for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the FIH acquisition ($60.7 million) for a portion of the first quarter and increased activity with a significant utility customer in Texas.

Gross profit for the three months ended March 31, 2021 increased by $15.4 million, or 243.9%, compared to the same period in 2020, primarily due to the FIH acquisition ($9.8 million) for a portion of the first quarter, as well as higher revenue and margins from our legacy operations. Gross profit as a percentage of revenue increased to 6.5% during the three months ended March 31, 2021, compared to 2.5% in the same period in 2020, primarily due to the favorable margins realized by FIH. In addition, our 2020 margin was unfavorably impacted by slower than anticipated release of work by certain customers resulting in higher relative carrying costs for equipment and personnel.

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$352,864		$301,766
Gross profit	42,672	12.1%	25,004	8.3%

Revenue increased by $51.1 million, or 16.9%, for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increased renewable energy activity ($80.0 million), partially offset by the substantial completion of an industrial project in Texas in the first half of 2020.

Gross profit for the three months ended March 31, 2021, increased by $17.7 million, or 70.7%, compared to the same period in 2020, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 12.1% during the three months ended March 31, 2021, compared to 8.3% in the same period in 2020, primarily due to favorable claims resolution on an industrial plant project in 2021 and higher costs associated with an engineering project and a Canadian tank farm project in 2020.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$130,453		$191,523
Gross profit	15,793	12.1%	16,492	8.6%

Revenue decreased by $61.1 million, or 31.9%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease is primarily due to the substantial completion of pipeline projects in the first half of 2020 ($104.4 million), partially offset by progress on two pipeline projects in Texas that began subsequent to the first quarter of 2020.

Gross profit for the three months ended March 31, 2021 decreased by $0.7 million, or 4.2%, compared to the same period in 2020, primarily due to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 12.1% during the three months ended March 31, 2021, compared to 8.6% in the same period in 2020, primarily due to strong performance and favorable margins realized on a Texas pipeline project in 2021 and startup costs on pipeline projects in Texas in 2020 that negatively impacted margins.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 3.5% generated from sources outside of the United States during the three months ended March 31, 2021, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2020 and March 31, 2021 and the changes in Fixed Backlog for the three months ended March 31, 2021 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Three Months
	December 31,	Additions to	Recognized from	March 31,			Non-Fixed			ended March 31,
Reportable Segment	2020	Fixed Backlog	Fixed Backlog	2021	00	00	Backlog Projects	00	00	2021
Utilities	$36.8	$64.7	$54.3	$47.2			$280.7			$335.0
Energy/Renewables	1,256.5	337.5	307.8	1,286.2			45.1			352.9
Pipeline	346.3	44.7	112.7	278.3			17.8			130.5
Total	$1,639.6	$446.9	$474.8	$1,611.7			$343.6			$818.3

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At March 31, 2021 and December 31, 2020, our total Fixed Backlog was $1.61 billion and $1.64 billion, respectively.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2020	2021
First Quarter	$270.4	$338.3
Second Quarter	335.3
Third Quarter	384.8
Fourth Quarter	369.9

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2021 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2021
Utilities (1)	$1,341.1
Energy/Renewables	100.2
Pipeline	35.4
Total	$1,476.7
(1)	Includes approximately $248.8 million of MSA backlog as a result of the FIH acquisition.

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Utilities	$1,135.3	$1,110.0	$1,115.7	$1,045.2	$1,388.3
Energy/Renewables	1,066.9	1,498.0	1,491.6	1,353.7	1,386.4
Pipeline	1,001.9	918.1	366.8	377.7	313.7
Total	$3,204.1	$3,526.1	$2,974.1	$2,776.6	$3,088.4

We expect that during the next four quarters, we will recognize as revenue approximately 91% of the total backlog at March 31, 2021, comprised of backlog of approximately: 100% of the Utilities segment; 84% of the Energy/Renewables segment; and 79% of the Pipeline segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. At March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.1 million, and available borrowing capacity was $148.9 million.

On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to increase the Term Loan by $400.0 million to an aggregate principal amount of $592.5 million (the “New Term Loan”). The proceeds from the New Term Loan were used to finance the acquisition of FIH.

In March 2021 we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the underwriters (the “Underwriters”), in connection with a public offering, pursuant to which we agreed to issue and sell 4,500,000 shares of common stock, par value $.0001 per share. The shares were offered and sold at a public offering price of $35.00 per share. Our net proceeds were approximately $149.4 million and were used to repay a portion of the borrowings incurred under our Amended Credit Agreement in connection with the acquisition of FIH.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $212.8 million at March 31, 2021, compared to $326.7 million at December 31, 2020. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2021, we spent approximately $19.1 million for capital expenditures, which included $17.1 million for construction equipment. Capital expenditures for the remaining nine months of 2021 are expected to total between $60 million and $80 million.

Cash Flows

Cash flows during the three months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Change in cash:
Net cash provided by (used in) operating activities	$7,514	$(5,467)
Net cash used in investing activities	(630,211)	(2,409)
Net cash provided by (used in) financing activities	508,464	(19,195)
Effect of exchange rate changes	259	259
Net change in cash and cash equivalents	$(113,974)	$(26,812)

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended
	March 31,
	2021	2020	Change
Operating Activities:
Net income (loss)	$5,848	$(3,734)	$9,582
Depreciation and amortization	24,852	21,537	3,315
Changes in assets and liabilities	(25,463)	(26,509)	1,046
Other	2,277	3,239	(962)
Net cash provided by (used in) operating activities	$7,514	$(5,467)	$12,981

Net cash provided by operating activities for the three months ended March 31, 2021 was $7.5 million compared to net cash used of $5.5 million for the three months ended March 31, 2020. The change year-over-year was primarily due to an increase in net income.

The significant components of the $25.5 million change in assets and liabilities for the three months ended March 31, 2021 are summarized as follows:

●	Contract liabilities decreased by $13.6 million, primarily due to lower deferred revenue;

●	Other current assets increased by $14.7 million, primarily due to an increase in prepaid insurance from the payment of policy renewal premiums;

●	Contract assets increased by $7.5 million due to the timing of billing our customers; and

●	Accounts receivable decreased by $10.3 million, primarily due to the timing of collecting from our customers.

The significant components of the $26.5 million change in assets and liabilities for the three months ended March 31, 2020 are summarized as follows:

●	Contract liabilities decreased by $15.4 million, primarily due to lower deferred revenue;

●	Accounts receivable increased by $13.9 million, primarily due to the timing of collecting from our customers;

●	Contract assets increased by $15.7 million, primarily due to the timing of billing our customers; and

●	Accounts payable increased by $23.9 million, due to the timing of our payments to our vendors and suppliers.

Investing activities

For the three months ended March 31, 2021, we used $630.2 million in cash for investing activities compared to $2.4 million for the three months ended March 31, 2020.

During the three months ended March 31, 2021, we used $613.2 million for acquisitions, primarily for the acquisition of FIH.

During the three months ended March 31, 2021, we purchased property and equipment for $19.1 million compared to $9.3 million during the same period in the prior year.  We believe the ownership of equipment is generally preferable to renting equipment on a project-by-project basis, as ownership helps to ensure the equipment is available for our projects when needed. In addition, ownership has historically resulted in lower overall equipment costs.

We periodically sell equipment, typically to update our fleet. We received proceeds from the sale of used equipment of $2.1 million during the three months ended March 31, 2021, compared to $6.9 million during the same period in the prior year.

Financing activities

Financing activities provided cash of $508.5 million for the three months ended March 31, 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock of $178.9 million;
●	Repayment of long-term debt of $59.4 million; and
●	Dividend payments to our stockholders of $2.9 million.

Financing activities used cash of $19.2 million for the three months ended March 31, 2020, which was primarily due to the following:

●	Repayment of long-term debt of $15.0 million;
●	Repurchase of common stock of $7.4 million;
●	Dividend payments to our stockholders of $2.9 million; and
●	Proceeds from the issuance of debt secured by our real estate of $6.8 million.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2021 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 13 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2021 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At March 31, 2021, we had letters of credit outstanding of $51.5 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2021 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2021 we had bid and completion bonds issued and outstanding totaling approximately $2.7 billion. The remaining performance obligation on those bonded projects totaled approximately $645.8 million at March 31, 2021. As of the date of this First Quarter 2021 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our Revolving Credit Facility and term loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2021, $142.3 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2021, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.0 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2021, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required for this item is provided in Note 15 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A entitled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2020, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated December 14, 2020, among Primoris Services Corporation, Future Infrastructure Holdings, LLC, Primoris Merger Sub, LLC and Tower Arch Capital, L.P. (incorporated by reference to Exhibit 2.1 to Primoris’ Current Report on Form 8-K filed on December 15, 2020)

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of January 11, 2021 (incorporated by reference to Exhibit 2.2 to Primoris’ Current Report on Form 8-K filed on January 15, 2021)

10.1

Second Amended and Restated Credit Agreement with CIBC Bank USA, as administrative agent, collateral agent and co-lead arranger, The Bank of the West, as co-lead arranger, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on January 15, 2021)

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

PRIMORIS SERVICES CORPORATION

Date: May 5, 2021	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)