Form 10-Q
period 2021-09-30
Primoris Services Corp
filed 2021-11-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

At November 5, 2021, 53,820,801 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$199,025	$326,744
Accounts receivable, net	554,501	432,455
Contract assets	411,262	325,849
Prepaid expenses and other current assets	52,444	30,218
Total current assets	1,217,232	1,115,266
Property and equipment, net	434,307	356,194
Operating lease assets	173,198	207,320
Deferred tax assets	1,919	1,909
Intangible assets, net	172,165	61,012
Goodwill	584,681	215,103
Other long-term assets	14,491	12,776
Total assets	$2,597,993	$1,969,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,276	$245,906
Contract liabilities	202,116	267,227
Accrued liabilities	234,004	200,673
Dividends payable	3,228	2,887
Current portion of long-term debt	68,028	47,722
Total current liabilities	822,652	764,415
Long-term debt, net of current portion	610,556	268,835
Noncurrent operating lease liabilities, net of current portion	110,819	137,913
Deferred tax liabilities	8,870	13,548
Other long-term liabilities	67,708	70,077
Total liabilities	1,620,605	1,254,788
Commitments and contingencies (See Note 15)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 53,800,811 and 48,110,442 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	275,155	89,098
Retained earnings	701,210	624,694
Accumulated other comprehensive income	974	958
Noncontrolling interest	43	37
Total stockholders’ equity	977,388	714,792
Total liabilities and stockholders’ equity	$2,597,993	$1,969,580

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$913,245	$942,700	$2,613,184	$2,594,159
Cost of revenue	785,809	819,019	2,292,541	2,321,701
Gross profit	127,436	123,681	320,643	272,458
Selling, general and administrative expenses	61,706	56,980	172,885	152,753
Transaction and related costs	447	117	14,823	154
Operating income	65,283	66,584	132,935	119,551
Other income (expense):
Foreign exchange loss, net	—	(77)	(443)	(141)
Other income, net	181	98	555	816
Interest expense, net	(4,698)	(4,715)	(14,154)	(17,172)
Income before provision for income taxes	60,766	61,890	118,893	103,054
Provision for income taxes	(16,710)	(17,947)	(32,694)	(29,883)
Net income	44,056	43,943	86,199	73,171

Net income attributable to noncontrolling interests	(3)	(2)	(6)	(8)

Net income attributable to Primoris	$44,053	$43,941	$86,193	$73,163

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Earnings per share:
Basic	$0.82	$0.91	$1.65	$1.51
Diluted	$0.81	$0.90	$1.63	$1.50

Weighted average common shares outstanding:
Basic	53,769	48,253	52,354	48,370
Diluted	54,367	48,574	52,887	48,712

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$44,056	$43,943	$86,199	$73,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,077)	458	16	(727)
Comprehensive income	42,979	44,401	86,215	72,444
Net income attributable to noncontrolling interests	(3)	(2)	(6)	(8)
Comprehensive income attributable to Primoris	$42,976	$44,399	$86,209	$72,436

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Interest	Equity
Balance, June 30, 2021	53,731,206	$6	$274,008	$660,385		$2,051	$40	$936,490
Net income	—	—	—	44,053		—	3	44,056
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,077)	—	(1,077)
Issuance of shares, net of issuance costs	7,328	—	212	—		—	—	212
Conversion of Restricted Stock Units, net of shares withheld for taxes	62,277	—	(726)	—		—	—	(726)
Stock-based compensation	—	—	1,661	—		—	—	1,661
Dividend equivalent Units accrued - Restricted Stock Units	—	—	—	—		—	—	—
Dividends declared ($0.06 per share)	—	—	—	(3,228)		—	—	(3,228)
Balance, September 30, 2021	53,800,811	$6	$275,155	$701,210		$974	$43	$977,388

						Accumulated
			Additional			Other	Non	Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Interest	Equity
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,694		$958	$37	$714,792
Net income	—	—	—	86,193		—	6	86,199
Foreign currency translation adjustments, net of tax	—	—	—	—		16	—	16
Issuance of shares, net of issuance costs	5,588,328	1	178,234	—		—	—	178,235
Conversion of Restricted Stock Units, net of shares withheld for taxes	102,041	—	(1,325)	—		—	—	(1,325)
Stock-based compensation	—	—	9,146	—		—	—	9,146
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)		—	—	—
Dividends declared ($0.18 per share)	—	—	—	(9,675)		—	—	(9,675)
Balance, September 30, 2021	53,800,811	$6	$275,155	$701,210		$974	$43	$977,388

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, June 30, 2020	48,220,811	$5	$91,257	$554,717		$(1,109)	$34		$644,904
Net income	—	—	—	43,941		—	2		43,943
Foreign currency translation adjustments, net of tax	—	—	—	—		458	—		458
Issuance of shares, net of issuance costs	9,086	—	157	—		—	—		157
Conversion of Restricted Stock Units, net of shares withheld for taxes	41,119	—	(471)	—		—	—		(471)
Stock-based compensation	—	—	528	—		—	—		528
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)		—	—		—
Repurchase of stock	(174,698)	—	(3,110)	—		—	—		(3,110)
Dividends declared ($0.06 per share)	—	—	—	(2,887)		—	—		(2,887)
Balance, September 30, 2020	48,096,318	$5	$88,363	$595,769		$(651)	$36		$683,522

						Accumulated
			Additional			Other	Non		Total
	Common Stock		Paid-in	Retained		Comprehensive	Controlling		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Interest	0	Equity
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291		$76	$1,028		$629,530
Net income	—	—	—	73,163		—	8		73,171
Foreign currency translation adjustments, net of tax	—	—	—	—		(727)	—		(727)
Issuance of shares, net of issuance costs	70,805	—	1,494	—		—	—		1,494
Conversion of Restricted Stock Units, net of shares withheld for taxes	54,635	—	(548)	—		—	—		(548)
Stock-based compensation	—	—	1,730	—		—	—		1,730
Dividend equivalent Units accrued - Restricted Stock Units	—	—	10	(10)		—	—		—
Repurchase of stock	(694,260)	—	(11,453)	—		—	—		(11,453)
Distribution of noncontrolling entities				—			(1,000)		(1,000)
Dividends declared ($0.18 per share)	—	—	—	(8,675)		—	—		(8,675)
Balance, September 30, 2020	48,096,318	$5	$88,363	$595,769		$(651)	$36		$683,522

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$86,199	$73,171
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	78,865	62,558
Stock-based compensation expense	9,146	1,730
Gain on sale of property and equipment	(13,075)	(6,198)
Unrealized (gain) loss on interest rate swap	(3,183)	3,856
Other non-cash items	823	295
Changes in assets and liabilities:
Accounts receivable	(69,659)	(91,741)
Contract assets	(54,262)	(16,783)
Other current assets	(21,795)	9,707
Other long-term assets	477	1,073
Accounts payable	57,698	16,533
Contract liabilities	(67,821)	63,682
Operating lease assets and liabilities, net	(1,388)	3,250
Accrued liabilities	21,327	36,394
Other long-term liabilities	(8,457)	33,952
Net cash provided by operating activities	14,895	191,479
Cash flows from investing activities:
Purchase of property and equipment	(102,133)	(54,404)
Proceeds from sale of assets	43,488	17,710
Cash paid for acquisitions, net of cash acquired	(606,974)	—
Net cash used in investing activities	(665,619)	(36,694)
Cash flows from financing activities:
Borrowings under revolving line of credit	100,000	—
Payments on revolving line of credit	(100,000)	—
Proceeds from issuance of long-term debt	461,719	33,873
Repayment of long-term debt	(96,473)	(56,321)
Proceeds from issuance of common stock	178,707	578
Cash distribution to noncontrolling interest holders	—	(1,000)
Debt issuance costs	(4,876)	—
Repurchase of common stock	—	(10,959)
Dividends paid	(9,334)	(8,707)
Other	(7,038)	(3,436)
Net cash provided by (used in) financing activities	522,705	(45,972)
Effect of exchange rate changes on cash and cash equivalents	300	(553)
Net change in cash and cash equivalents	(127,719)	108,260
Cash and cash equivalents at beginning of the period	326,744	120,286
Cash and cash equivalents at end of the period	$199,025	$228,546

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$16,555	$13,433
Cash paid for income taxes, net of refunds received	31,194	5,288
Leased assets obtained in exchange for new operating leases	15,500	51,664

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2021	2020
Dividends declared and not yet paid	$3,228	$2,887

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 23, 2021, which contains our audited consolidated financial statements for the year ended December 31, 2020, have been omitted.

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

For the three and nine months ended September 30, 2021, approximately 45.6% and 43.3%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than ten percent of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2021:
Cash and cash equivalents	$199,025	$—	$—
Liabilities as of September 30, 2021:
Interest rate swap	$—	$6,022	$—

Assets as of December 31, 2020:
Cash and cash equivalents	$326,744	$—	$—
Liabilities as of December 31, 2020:
Interest rate swap	$—	$9,205	$—

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

The table below represents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Significant changes since our initial estimates reported in the first quarter of 2021 primarily relate to a $6.5 million reduction in the purchase consideration for the final working capital true-up. As a result of this and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill decreased by approximately $4.2 million since the first quarter of 2021. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to the fair value of certain contractual obligations, including sales and use tax liabilities.

Purchase consideration (in thousands)
Total purchase consideration	$615,249
Less cash acquired	(10,525)
Net cash paid	$604,724

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash and cash equivalents	$10,525
Accounts receivable	55,470
Contract assets	32,676
Prepaid expenses and other current assets	483
Property, plant and equipment	56,926
Operating lease assets	13,105
Intangible assets:
Customer relationships	118,000
Tradename	4,400
Other long-term assets	6,976
Accounts payable and accrued liabilities	(29,673)
Contract liabilities	(2,671)
Long-term debt (including current portion)	(959)
Noncurrent operating lease liabilities, net of current	(10,975)
Other long-term liabilities	(8,612)
Total identifiable net assets	245,671
Goodwill	369,578
Total purchase consideration	$615,249

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

For the three months ended September 30, 2021, FIH contributed revenue of $65.1 million and gross profit of $11.4 million. For the period from January 15, 2021, the acquisition date, to September 30, 2021, FIH contributed revenue of $198.5 million and gross profit of $32.0 million.

Acquisition related costs were $0.4 million and $14.2 million for the three and nine months ended September 30, 2021, respectively, and are included in “Transaction and related costs” on the Condensed Consolidated Statements of Income. Such costs primarily consisted of professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount.

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2021

The following pro forma information for the three and nine months ended September 30, 2021 presents our results of operations as if the acquisition of FIH had occurred at the beginning of 2020. On October 30, 2020, FIH acquired Pridemore Case Holdings, Inc. (“Pride”), which expanded FIH’s operations. Therefore, we have included Pride’s results of operations for the three and nine months ended September 30, 2020 in the pro forma information. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 27.5% for the three and nine months ended September 30, 2021 and 29.0% for the three and nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$913,245	$1,029,444	$2,617,630	$2,846,770
Income before provision for income taxes	62,300	67,680	129,601	103,315
Net income attributable to Primoris	45,165	48,052	93,956	73,348

Weighted average common shares outstanding:
Basic	53,769	49,291	52,407	49,408
Diluted	54,367	49,739	54,946	49,817

Earnings per share:
Basic	$0.84	$0.97	$1.79	$1.48
Diluted	0.83	0.97	1.71	1.47

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

As of September 30, 2021, we had $1.4 billion of remaining performance obligations. We expect to recognize approximately 77% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the end of 2023.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and nine months ended September 30, 2021, revenue recognized from performance obligations satisfied in previous periods was $23.8 million and $60.2 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At September 30, 2021, we had approximately $84.1 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $72.4 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2021.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Unbilled revenue	$273,849	$192,176
Retention receivable	117,255	115,877
Contract materials (not yet installed)	20,158	17,796
	$411,262	$325,849

Contract assets increased by $85.4 million compared to December 31, 2020 primarily due to higher unbilled revenue, including $23.7 million related to the FIH acquisition.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of contracted revenue recognized to date, and

●	the accrued loss provision

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred revenue	$194,373	$252,781
Accrued loss provision	7,743	14,446
	$202,116	$267,227

Contract liabilities decreased by $65.1 million compared to December 31, 2020 primarily due to lower deferred revenue.

Revenue recognized for the nine months ended September 30, 2021, that was included in the contract liability balance at December 31, 2020, was approximately $243.4 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2021
Segment	MSA	Non-MSA	Total
Utilities	$410,041	$44,613	$454,654
Energy/Renewables	41,133	309,893	351,026
Pipeline	15,457	92,108	107,565
Total	$466,631	$446,614	$913,245

	For the three months ended September 30, 2020
Segment	MSA	Non-MSA	Total
Utilities	$319,411	$93,794	413,205
Energy/Renewables	35,921	279,194	315,115
Pipeline	29,403	184,977	214,380
Total	$384,735	$557,965	$942,700

	For the nine months ended September 30, 2021
Segment	MSA	Non-MSA	Total
Utilities	$1,039,743	$175,344	$1,215,087
Energy/Renewables	126,997	911,903	1,038,900
Pipeline	51,354	307,843	359,197
Total	$1,218,094	$1,395,090	$2,613,184

	For the nine months ended September 30, 2020
Segment	MSA	Non-MSA	Total
Utilities	$780,453	$222,829	$1,003,282
Energy/Renewables	101,049	794,366	895,415
Pipeline	108,952	586,510	695,462
Total	$990,454	$1,603,705	$2,594,159

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$33,280	$311,191	$110,183	$454,654
Energy/Renewables	212,956	65,904	72,166	351,026
Pipeline	68,232	1,142	38,191	107,565
Total	$314,468	$378,237	$220,540	$913,245
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended September 30, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$30,597	$254,743	$127,865	$413,205
Energy/Renewables	79,496	81,754	153,865	315,115
Pipeline	152,301	45,627	16,452	214,380
Total	$262,394	$382,124	$298,182	$942,700
(1)Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$90,142	844,314	280,631	$1,215,087
Energy/Renewables	564,552	$231,715	$242,633	1,038,900
Pipeline	272,501	2,776	83,920	359,197
Total	$927,195	$1,078,805	$607,184	$2,613,184
(1)Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$111,848	$676,197	$215,237	$1,003,282
Energy/Renewables	380,907	252,142	262,366	895,415
Pipeline	191,652	277,788	226,022	695,462
Total	$684,407	$1,206,127	$703,625	$2,594,159
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

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for the nine months ended September 30, 2021 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2020	$96,344	$66,344	$52,415	$215,103
Goodwill acquired during the period	369,578	—	—	369,578
Balance at September 30, 2021	$465,922	$66,344	$52,415	$584,681

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$20,440	(18,408)	2,032	$16,040	$(14,793)	$1,247
Customer relationships	211,227	(41,176)	170,051	91,000	(31,400)	59,600
Non-compete agreements	1,900	(1,818)	82	1,900	(1,735)	165
Total	$233,567	$(61,402)	$172,165	$108,940	$(47,928)	$61,012

Amortization expense of intangible assets was $4.6 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $13.5 million and $6.8 million for the nine months ended September 30, 2021 and 2020. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2021 (remaining three months)	$4,645
2022	13,218
2023	12,200
2024	11,481
2025	10,759
Thereafter	119,862
$172,165

Note 8—Accounts Payable and Accrued Liabilities

At September 30, 2021 and December 31, 2020, accounts payable included retention amounts of approximately $18.2 million and $12.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related employee benefits	$117,533	$81,088
Current operating lease liability	64,631	73,033
Casualty insurance reserves	5,069	8,365
Corporate income taxes and other taxes	28,177	13,783
Other	18,594	24,404
	$234,004	$200,673

Note 9—Credit Agreements

Long term debt and credit facilities consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term loan	$527,688	$192,500
Commercial equipment notes	117,558	85,783
Mortgage notes	37,798	38,795
Total debt	683,044	317,078
Unamortized debt issuance costs	(4,460)	(521)
Total debt, net	$678,584	$316,557
Less: current portion	(68,028)	(47,722)
Long-term debt, net of current portion	$610,556	$268,835

The weighted average interest rate on total debt outstanding at September 30, 2021 and December 31, 2020 was 2.8% and 3.7%, respectively.

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

At September 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility, commercial letters of credit outstanding were $44.5 million, and available borrowing capacity was $155.5 million.

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

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million. During the nine months ended September 30, 2021, we made additional payments on our New Term Loan of $42.6 million.

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

We were in compliance with the covenants for the Amended Credit Agreement at September 30, 2021.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our original Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.00% at September 30, 2021.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At September 30, 2021, commercial letters of credit outstanding were $0.5 million in Canadian dollars, and the available borrowing capacity was $3.5 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At September 30, 2021, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At September 30, 2021, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Amended Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by a portion of the required principal payments made on the original Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of September 30, 2021, and December 31, 2020, our outstanding interest rate swap agreement contained a notional amount of $137.2 million and $144.4 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2021	2020
Interest rate swap	Other long-term liabilities	$6,022	$9,205

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Location of (Gain) Loss Recognized	September 30,		September 30,
	on Derivatives	2021	2020	2021	2020
Interest rate swap	Interest expense	$83	$(11)	$(154)	$6,262

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

We do not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in our income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners. The effective tax rate on income (including and excluding noncontrolling interests) for the nine months ended September 30, 2021 and 2020 was 27.5% and 29.0%, respectively. For the first nine months of each of 2021 and 2020, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments through the end of 2020 as allowed under the CARES Act. This deferral was $43.2 million at September 30, 2021, and is included in Accrued liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheet. Half of the deferral is due on December 31, 2021, and the other half is due on December 31, 2022.

Note 12—Dividends and Earnings Per Share

We paid cash dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2020	March 31, 2020	April 15, 2020	$0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06
July 31, 2020	September 30, 2020	October 15, 2020	0.06
November 5, 2020	December 31, 2020	January 15, 2021	0.06
February 19, 2021	March 31, 2021	April 15, 2021	0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Primoris	$44,053	$43,941	$86,193	$73,163

Denominator:
Weighted average shares for computation of basic earnings per share:	53,769	48,253	52,354	48,370
Dilutive effect of shares issued to independent directors	3	3	4	5
Dilutive effect of restricted stock units	595	318	529	337
Weighted average shares for computation of diluted earnings per share	54,367	48,574	52,887	48,712

Earnings per share attributable to Primoris:
Basic	$0.82	$0.91	$1.65	$1.51
Diluted	$0.81	$0.90	$1.63	$1.50

Note 13—Stockholders’ Equity

Common stock

We issued 25,987 and 34,524 shares of common stock in the nine months ended September 30, 2021 and 2020, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.5 million and $0.6 million in the nine months ended September 30, 2021 and 2020, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the nine months ended September 30, 2021 were a portion of bonus amounts earned in 2020, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2020. The shares purchased in the nine months ended September 30, 2020 were for bonus amounts earned in 2019, and the number of shares was calculated at 75% of the average daily closing market price during December 2019.

During the three months ended September 30, 2021 and 2020, we issued 7,328 and 9,086 shares of common stock, respectively as part of the quarterly compensation of the non-employee members of the Board of Directors. During the nine months ended September 30, 2021 and 2020, we issued 24,032 and 36,281 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and nine months ended September 30, 2021, 62,277 and 102,041 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, respectively, were converted to common stock. During the three and nine months ended September 30, 2020, 41,119 and 54,635 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

In connection with the acquisition of FIH, we offered certain FIH employees the option to purchase shares of our common stock at a 15 percent discount of the closing market price of our common stock on the date of the acquisition. During the nine months ended September 30, 2021, such employees purchased 1,038,309 shares of common stock, net of forfeitures for tax withholdings, with payment made to us of $28.9 million, resulting in the recognition of $5.1 million in stock compensation expense included in Transaction and related costs in the Condensed Consolidated Statement of Income.

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

Note 14—Leases

We lease administrative and operational facilities, which are generally longer-term, project specific facilities or yards, and construction equipment under non-cancelable operating leases. We determine if an arrangement is a lease at inception. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Operating leases are included in operating lease assets, accrued liabilities, and noncurrent operating lease liabilities on our Condensed Consolidated Balance Sheets.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense (1)	$19,893	$22,652	$62,717	$68,784

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accrued liabilities	$64,631	$73,033
Noncurrent operating lease liabilities, net of current portion	110,819	137,913
	$175,450	$210,946

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

Bonding — At September 30, 2021 and December 31, 2020, we had bid and completion bonds issued and outstanding totaling approximately $2.9 billion and $3.2 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $704.5 million and $696.0 million at September 30, 2021 and December 31, 2020, respectively.

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

Each of our reportable segments is composed of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment; the type or class of customer using the segment’s services; the methods used by the segment to provide the services; and the regulatory environment of each segment’s customers.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended September 30,
	2021		2020
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$454,654	49.8%	$413,205	43.8%
Energy/Renewables	351,026	38.4%	315,115	33.5%
Pipeline	107,565	11.8%	214,380	22.7%
Total	$913,245	100.0%	$942,700	100.0%

	For the nine months ended September 30,
	2021		2020
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$1,215,087	46.5%	$1,003,282	38.7%
Energy/Renewables	1,038,900	39.8%	895,415	34.5%
Pipeline	359,197	13.7%	695,462	26.8%
Total	$2,613,184	100.0%	$2,594,159	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$63,715	14.0%	$68,135	16.5%
Energy/Renewables	35,926	10.2%	27,501	8.7%
Pipeline	27,795	25.8%	28,045	13.1%
Total	$127,436	14.0%	$123,681	13.1%

	For the nine months ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$134,280	11.1%	$130,286	13.0%
Energy/Renewables	111,825	10.8%	70,605	7.9%
Pipeline	74,538	20.8%	71,567	10.3%
Total	$320,643	12.3%	$272,458	10.5%

Segment Goodwill

The amount of goodwill recorded by each segment at September 30, 2021 and at December 31, 2020 is presented in Note 7 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.4% and 3.5% generated from sources outside of the United States during the nine months ended September 30, 2021 and 2020, respectively, principally in Canada. At September 30, 2021 and December 31, 2020, approximately 3.8% and 3.9%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 17—Subsequent Events

Cash Dividend

On November 3, 2021, the Board of Directors declared a cash dividend of $0.06 per share of common stock for stockholders of record as of December 31, 2021, payable on or about January 14, 2022.

Share Repurchase Plan

On November 3, 2021, our Board of Directors authorized a $25.0 million share repurchase program. Under the share repurchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. The share repurchase plan expires on December 31, 2022.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (“Third Quarter 2021 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses, including FIH. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2021 Report, our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2021 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2021 Report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The new Utilities segment is composed of the previous Utilities and Distribution and Transmission and Distribution segments. The Utilities segment operates throughout the United States and specializes in a range of services, including telecommunications, installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems.

The Energy/Renewables segment is composed of the previous Power, Industrial and Engineering and Civil segments. This new segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

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

COVID-19 vaccination coverage has broadened considerably across the United States since the vaccines were first approved and became available in late 2020, but progress in vaccination rates has slowed. While the vaccines generally have been reported to be highly effective against the original COVID-19 virus strain, their effectiveness against variants,

including the Delta variant, is the subject of evolving and sometimes conflicting information. The duration of effectiveness of the vaccines, as well as their effectiveness against future variants is uncertain. As such, due to the fluidity of the

COVID-19 pandemic, uncertainties as to its scope and duration and macroeconomic implications, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the ultimate impact on the Company remains uncertain. We anticipate that the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of vaccinations and the containment efforts deployed by various national, state, and local governments, including with respect to new variants.

To date, the inefficiencies experienced have had an unquantifiable impact on our business. We will continue to actively monitor the evolving situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business or on our financial results for the foreseeable future.

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

The continuing changes in the regulatory environment has affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to major pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in California has resulted in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. However, the increased demand for renewable resources is also creating demand for our construction and specialty services, such as the need for battery storage and the construction of solar power production facilities.

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

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is composed of project sizes that average less than $5.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020.

Revenue

Revenue was $913.2 million for the three months ended September 30, 2021, a decrease of $29.5 million, or 3.1%, compared to the same period in 2020. The decrease was primarily due to lower revenue in our Pipeline segment, partially offset by growth in our Energy/Renewables and Utilities segments, including $65.1 million from our acquisition of FIH.

Revenue was $2,613.2 million for the nine months ended September 30, 2021, an increase of $19.0 million, or 0.7%, compared to the same period in 2020. The increase was primarily due to growth in our Energy/Renewables and Utilities segments, including $198.5 million from our acquisition of FIH, mostly offset by lower revenue in our Pipeline segment.

Gross Profit

Gross profit was $127.4 million for the three months ended September 30, 2021, an increase of $3.8 million, or 3.0%, compared to the same period in 2020. The increase was primarily due to our acquisition of FIH ($11.4 million) and an increase in margins from our legacy operations, partially offset by a net decrease in revenue from our legacy operations. Gross profit as a percentage of revenue increased to 14.0% for the three months ended September 30, 2021, compared to 13.1% for the same period in 2020 as described in the segment results below.

Gross profit was $320.6 million for the nine months ended September 30, 2021, an increase of $48.2 million, or 17.7%, compared to the same period in 2020. The increase was primarily due to our acquisition of FIH ($32.0 million) and an increase in margins from our legacy operations, partially offset by a net decrease in revenue from our legacy operations. Gross profit as a percentage of revenue increased to 12.3% for the nine months ended September 30, 2021, compared to 10.5% for the same period in 2020 as described in the segment results below.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $61.7 million during the three months ended September 30, 2021, an increase of $4.7 million, or 8.3% compared to the same period in 2020, primarily due to $6.5 million of incremental expense from the FIH acquisition during the period. SG&A expense as a percentage of revenue increased to 6.8% compared to 6.0% for the corresponding period in 2020, primarily due to increased expense as we integrate FIH into our operations, as well as lower revenue from our legacy operations.

SG&A expenses were $172.9 million during the nine months ended September 30, 2021, an increase of $20.1 million, or 13.2%, compared to the same period in 2020 primarily due to $22.0 million of incremental expense from the FIH acquisition during the period. SG&A expense as a percentage of revenue increased to 6.6% compared to 5.9% for the corresponding period in 2020, primarily due to increased expense as we integrate FIH into our operations, as well as lower revenue from our legacy operations.

Transaction and related costs

Transaction and related costs were $0.4 million for the three months ended September 30, 2021, an increase of $0.3 million compared to the same period in 2020 primarily due to professional fees paid to advisors associated with the FIH integration in 2021.

Transaction and related costs were $14.8 million for the nine months ended September 30, 2021, an increase of $14.7 million compared to the same period in 2020 primarily due to professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount in 2021.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign exchange loss, net	$—	$(77)	$(443)	$(141)
Other income, net	181	98	555	816
Interest expense, net	(4,698)	(4,715)	(14,154)	(17,172)
Total other expense	$(4,517)	$(4,694)	$(14,042)	$(16,497)

Foreign exchange loss, net reflects currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense, net for the three months ended September 30, 2021, was comparable to the same period in 2020 as higher average debt balances from the borrowings incurred related to the FIH acquisition in 2021 were offset by a lower weighted average interest rate.

Interest expense, net for the nine months ended September 30, 2021, decreased compared to the same period in 2020 primarily due to a favorable impact from the change in the fair value of our interest rate swap and a lower weighted average interest rate, partially offset by higher average debt balances from the borrowings incurred related to the FIH acquisition. During the nine months ended September 30, 2021, we had a $3.2 million unrealized gain on the change in the fair value of our interest rate swap agreement, compared to a $3.9 million unrealized loss in 2020.

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

The effective tax rate on income attributable to Primoris (excluding noncontrolling interests) was 27.5% for the nine months ended September 30, 2021. The rate differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended September 30, 2021 of $16.7 million compared to expense of $17.9 million for the three months ended September 30, 2020.

We recorded income tax expense for the nine months ended September 30, 2021 of $32.7 million compared to $29.9 million for the nine months ended September 30, 2020. The $2.8 million increase in income tax expense was primarily driven by a $15.8 million increase in pre-tax income (excluding noncontrolling interests), partially offset by a lower effective tax rate.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$454,654		$413,205
Gross profit	63,715	14.0%	68,135	16.5%

	Nine Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$1,215,087		$1,003,282
Gross profit	134,280	11.1%	130,286	13.0%

Revenue increased by $41.4 million, or 10.0%, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the FIH acquisition ($65.1 million), partially offset by decreased activity from the impact of customer project and material delays.

Revenue increased by $211.8 million, or 21.1%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the FIH acquisition ($198.5 million) and increased activity with utility customers in Texas, California, and the Southeast. These amounts were partially offset by lower activity with a utility customer in the Midwest as well as the impact of customer project and material delays.

Gross profit for the three months ended September 30, 2021 decreased by $4.4 million, or 6.5%, compared to the same period in 2020, primarily due to lower margins from our legacy operations, partially offset by the incremental impact of the FIH acquisition ($11.4 million). Gross profit as a percentage of revenue decreased to 14.0% during the three months ended September 30, 2021, compared to 16.5% in the same period in 2020, primarily due to customer project and material delays and a decrease in higher margin storm work in 2021, as well as strong performance and favorable margins realized on projects in the Southeast in 2020.

Gross profit for the nine months ended September 30, 2021, increased by $4.0 million, or 3.1% compared to the same period in 2020. The increase is primarily attributable to the incremental impact of the FIH acquisition ($32.0 million), partially offset by lower margins from our legacy operations. Gross profit as a percentage of revenue decreased to 11.1% during the nine months ended September 30, 2021, compared to 13.0% in the same period in 2020 primarily due to unfavorable weather conditions, customer project and material delays and a decrease in higher margin storm work in 2021, as well as strong performance and favorable margins realized on projects in the Southeast in 2020. These amounts were partially offset by the favorable margins realized by FIH.

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$351,026		$315,115
Gross profit	35,926	10.2%	27,501	8.7%

	Nine Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$1,038,900		$895,415
Gross profit	111,825	10.8%	70,605	7.9%

Revenue increased by $35.9 million, or 11.4%, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to increased renewable energy activity ($67.9 million), partially offset by the substantial completion of an industrial project in California early in the third quarter of 2021.

Revenue increased by $143.5 million, or 16.0%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to increased renewable energy activity ($217.7 million), partially offset by the substantial completion of industrial projects in Texas and Louisiana in 2020.

Gross profit for the three months ended September 30, 2021, increased by $8.4 million, or 30.7%, compared to the same period in 2020, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.2% during the three months ended September 30, 2021, compared to 8.7% in the same period in 2020, primarily due to higher costs associated with a liquified natural gas (“LNG”) plant project in the northeast in 2020.

Gross profit for the nine months ended September 30, 2021, increased by $41.2 million, or 58.4% compared to the same period in 2020, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.8% during the nine months ended September 30, 2021, compared to 7.9% in the same period in 2020 primarily due to favorable claims resolution on an industrial plant project in 2021. In addition we experienced higher costs in 2020 associated with an LNG plant project in the northeast, an engineering project, and a Canadian tank farm project.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$107,565		$214,380
Gross profit	27,795	25.8%	28,045	13.1%

	Nine Months Ended September 30,
	2021		2020
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$359,197		$695,462
Gross profit	74,538	20.8%	71,567	10.3%

Revenue decreased by $106.8 million, or 49.8%, for the three months ended September 30, 2021, compared to the same period in 2020. The decrease is primarily due to the substantial completion of pipeline projects in 2020 ($127.0 million), partially offset by progress on a pipeline project in Texas that began in the second half of 2020.

Revenue decreased by $336.3 million, or 48.4%, for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease is primarily due to the substantial completion of pipeline projects in 2020 ($392.4 million), partially offset by progress on a pipeline project that began in the second half of 2020.

Gross profit for the three months ended September 30, 2021 decreased by $0.3 million, or 0.9%, compared to the same period in 2020, primarily due to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 25.8% during the three months ended September 30, 2021, compared to 13.1% in the same period in 2020, primarily due to the favorable impact from the closeout of multiple pipeline projects in 2021 and higher costs on a Texas pipeline project in 2020, partially offset by strong performance and favorable margins realized on a Texas pipeline project in 2020.

Gross profit for the nine months ended September 30, 2021 increased by $3.0 million, or 4.2%, compared to the same period in 2020, primarily due to higher margins, partially offset by lower revenue. Gross profit as a percentage of revenue increased to 20.8% during the nine months ended September 30, 2021, compared to 10.3% in the same period in 2020, primarily due to the favorable impact from the closeout of multiple pipeline projects in 2021 and higher costs on pipeline projects in Virginia and Texas in 2020, partially offset by strong performance and favorable margins realized on a Texas pipeline project in 2020.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.4% generated from sources outside of the United States during the nine months ended September 30, 2021, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2020 and September 30, 2021 and the changes in Fixed Backlog for the nine months ended September 30, 2021 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Nine Months
	December 31,	Additions to	Recognized from	September 30,			Non-Fixed			ended September 30,
Reportable Segment	2020	Fixed Backlog	Fixed Backlog	2021	00	00	Backlog Projects	00	00	2021
Utilities	$36.8	$197.8	$172.4	$62.2			$1,042.7			$1,215.1
Energy/Renewables	1,256.5	752.4	902.0	1,106.9			136.9			1,038.9
Pipeline	346.3	74.9	307.8	113.4			51.4			359.2
Total	$1,639.6	$1,025.1	$1,382.2	$1,282.5			$1,231.0			$2,613.2

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At September 30, 2021, our total Fixed Backlog was $1.28 billion representing a decrease of $357.1 million, or 21.8% compared to $1.64 billion at December 31, 2020.

MSA Backlog

The following table outlines historical MSA revenue for the past seven quarters (in millions):

	Quarterly MSA Revenue
	2020	2021
First Quarter	$270.4	$338.3
Second Quarter	335.3	413.2
Third Quarter	384.8	466.6
Fourth Quarter	369.9

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2021 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2021
Utilities	$1,287.6
Energy/Renewables	114.9
Pipeline	54.2
Total	$1,456.7

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Utilities	$1,115.7	$1,045.2	$1,388.3	$1,403.6	$1,349.8
Energy/Renewables	1,491.6	1,353.7	1,386.4	1,205.1	1,221.8
Pipeline	366.8	377.7	313.7	261.3	167.6
Total	$2,974.1	$2,776.6	$3,088.4	$2,870.0	$2,739.2

We expect that during the next four quarters, we will recognize as revenue approximately 88% of the total backlog at September 30, 2021, composed of backlog of approximately: 100% of the Utilities segment; 73% of the Energy/Renewables segment; and 100% of the Pipeline segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. At September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $44.5 million, and available borrowing capacity was $155.5 million.

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

Our cash and cash equivalents totaled $199.0 million at September 30, 2021, compared to $326.7 million at December 31, 2020. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for at least the next twelve months.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the nine months ended September 30, 2021, we spent approximately $102.1 million for capital expenditures, which included $91.7 million for construction equipment. Capital expenditures for the remaining three months of 2021 are expected to total between $10.0 million and $20.0 million.

Cash Flows

Cash flows during the nine months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2021	2020
Change in cash:
Net cash provided by operating activities	$14,895	$191,479
Net cash used in investing activities	(665,619)	(36,694)
Net cash provided by (used in) financing activities	522,705	(45,972)
Effect of exchange rate changes	300	(553)
Net change in cash and cash equivalents	$(127,719)	$108,260

Operating Activities

The source of our cash flows from operating activities for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine months ended
	September 30,
	2021	2020	Change
Operating Activities:
Net income	$86,199	$73,171	$13,028
Depreciation and amortization	78,865	62,558	16,307
Changes in assets and liabilities	(143,880)	56,067	(199,947)
Other	(6,289)	(317)	(5,972)
Net cash provided by operating activities	$14,895	$191,479	$(176,584)

Net cash provided by operating activities for the nine months ended September 30, 2021 was $14.9 million compared to $191.5 million for the nine months ended September 30, 2020. The change year-over-year was primarily due to the unfavorable impact from the changes in assets and liabilities, partially offset by an increase in net income.

The significant components of the $143.9 million change in assets and liabilities for the nine months ended September 30, 2021 are summarized as follows:

●	Accounts receivable increased by $69.7 million, primarily due to the timing of collecting from our customers.

●	Contract liabilities decreased by $67.8 million, primarily due to lower deferred revenue;

●	Contract assets increased by $54.3 million, primarily due to the timing of billing our customers;

●	Accounts payable increased by $57.7 million, primarily due to the timing of payments to our vendors and suppliers; and

The significant components of the $56.1 million change in assets and liabilities for the nine months ended September 30, 2020 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $52.9 million from December 31, 2019, due to the timing of payments to our vendors and suppliers;

●	Contract liabilities increased by $63.7 million from December 31, 2019, primarily due to higher deferred revenue;

●	Other long-term liabilities increased by $34.0 million from December 31, 2019 primarily due to the deferral of FICA tax payments under the CARES Act; and

●	Accounts receivable and contract assets increased by $108.5 million from December 31, 2019, primarily due to increased revenue.

Investing activities

For the nine months ended September 30, 2021, we used $665.6 million in cash for investing activities compared to $36.7 million for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we used $607.0 million for acquisitions, primarily for the acquisition of FIH.

During the nine months ended September 30, 2021, we purchased property and equipment for $102.1 million compared to $54.4 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $43.5 million during the nine months ended September 30, 2021, compared to $17.7 million during the same period in the prior year.

Financing activities

Financing activities provided cash of $522.7 million for the nine months ended September 30, 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock of $178.7 million;
●	Proceeds from the issuance of debt secured by our equipment of $61.7 million;
●	Repayment of long-term debt of $96.5 million; and
●	Dividend payments to our stockholders of $9.3 million.

Financing activities used cash of $46.0 million for the nine months ended September 30, 2020, which was primarily due to the following:

●	Repayment of long-term debt of $56.3 million;
●	Repurchase of common stock of $11.0 million;
●	Dividend payments to our stockholders of $8.7 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $33.9 million.

Credit Agreements

For a description of our credit agreements, see Note 9 — “Credit Agreements” in Item 1, Financial Statements of this Third Quarter 2021 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 13 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2021 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At September 30, 2021, we had letters of credit outstanding of $44.9 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2021 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2021 we had bid and completion bonds issued and outstanding totaling approximately $2.9 billion. The remaining performance obligation on those bonded projects totaled approximately $704.5 million at September 30, 2021. As of the date of this Third Quarter 2021 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our Revolving Credit Facility and term loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2021, $137.2 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2021, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.9 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2021, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIMORIS SERVICES CORPORATION

Date: November 8, 2021	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)