Form 10-K
period 2021-12-31
Primoris Services Corp
filed 2022-03-01
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,561.6 million based upon the closing price of such common equity as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter).

On February 21, 2022 there were 53,219,187 shares of common stock, par value $0.0001, outstanding. For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I

ITEM 1. BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, maintenance, replacement, fabrication, and engineering services to a diversified base of customers through our three segments: Utilities, Energy/Renewables and Pipeline Services (“Pipeline”). The structure of our reportable segments is generally focused on broad end-user markets for our services.

We have longstanding customer relationships with major utility, refining, petrochemical, power, renewable energy, communications, midstream, and engineering companies and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A substantial portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments:

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas distribution systems, electric utility distribution and transmission systems, and communications systems.

The Energy/Renewables segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum, refining, and petrochemical industries, as well as state departments of transportation.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

Acquisitions

Future Infrastructure Holdings, LLC. As more fully described in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, on January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) in an all-cash transaction valued at approximately $604.7 million, net of cash acquired. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the communications, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities.

Other acquisitions. In addition to the FIH acquisition, we have acquired other businesses as we continue to seek opportunities to deepen our market presence, broaden our geographic reach, and expand our service offerings. We continue to evaluate potential acquisition candidates, especially those with strong management teams and growing end markets such as renewable energy, gas and electric utilities, and communications.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Growth Through Controlled Expansion. We continue to grow our Company by expanding our scope of services, leveraging our existing customer base to expand into new geographic markets, and adding new customers. In addition we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, utility and communications industries. Our strategy also focuses on higher growth end markets such as renewable energy, utilities and communications.

●	Emphasis on MSA Revenue Growth and Retention of Existing Customers. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships in order to drive more revenue from them. We are also focused on expanding our base of services provided under MSAs, which are generally multi-year agreements that provide visible, recurring revenue.

●	Ownership or Long-Term Leasing of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership or long-term leasing of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In each of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with major utility, refining, petrochemical, power, renewable energy, communications, midstream, and engineering companies, and state departments of transportation. We have completed major underground and industrial projects for large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for large utility companies in the United States, as well as significant projects for our engineering customers. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under MSAs, which are generally multi-year agreements. Work performed under MSAs is typically generated through work orders, and ranges from project management and installation work, to maintenance and upgrade services. Our MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2021, 2020 and 2019, revenue derived from projects performed under MSAs was 45.9%, 39.0%, and 43.7%, respectively.

Our customers have included the Texas Department of Transportation and Louisiana Department of Transportation and Development in the Southern United States as well as many of the leading energy and utility companies in the United States, including, among others, Enterprise Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, NRG, Chevron, Kinder Morgan, Dominion, Valero, Enel Green Power North America, ExxonMobil and Phillips 66.

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2021, 2020 and 2019, 42.9%, 47.0% and 47.2%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

We compete with different companies in different end markets. For example, competitors in our utilities markets include Quanta Services, Inc. and MasTec, Inc.; competitors in our industrial markets include PCL, Cajun Construction, and Boh Brothers; competitors in the renewables market include Blattner Energy and Mortenson; and competitors in our highway services markets include Sterling Construction Company and Zachry Construction Company. In each market we may also compete with local, private companies.

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

In evaluating bid opportunities, we consider such factors as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other likely bidders, our current and projected workload, the likelihood of additional work, our history with the client, contract terms, and the project’s cost and profitability estimates. We use sophisticated estimating systems and our estimating staff has significant experience in the construction industry. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project’s cost and schedule performance. Project costs are accumulated and monitored regularly against billings and payments to ensure proper tracking of cash flow on the project.

Most contracts provide for termination of the contract at the convenience of the owner or contractor. The terms associated with termination for convenience typically cover the reimbursement of all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite. In addition, contracts may be subject to certain completion schedule requirements which may include liquidated damages in the event schedules are not met.

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

We maintain a diligent safety and risk management program that has resulted in a favorable loss experience factor. Through our safety director and the employment of a large staff of regional and site specific safety managers, we have been able to effectively assess and control potential losses and liabilities in both the pre-construction and performance phases of our projects. Though we strongly focus on safety in the workplace, we cannot give assurances that we can prevent or reduce all injuries and/or claims in our workplace.

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

Regulation, Environmental and Climate Change Impacts

Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration;

●	Permitting and inspection requirements applicable to construction projects;
●	Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
●	Transportation of equipment and materials, including licensing and permitting requirements, as well as aviation activities;
●	Building and electrical codes;
●	Applicable U.S. and non-U.S. anti-corruption regulations;
●	Contractor licensing requirements;
●	Immigration regulations applicable to the U.S. and cross-border employment;
●	Labor relations and affirmative action;
●	Special bidding, procurement and other requirements on government projects; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency and state agencies.

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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance these requirements will not change and compliance will not adversely affect our operations in the future. In addition, tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Human Capital Management

Employee Profile. We believe that our employees are vital to successfully completing our projects. Our ability to maintain sufficient, continuous work for hourly employees helps us to maintain a stable, loyal workforce with an understanding of our policies and culture, which contributes to our strong performance, safety and quality record. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. In addition, we have partnerships with technical schools where we recruit and hire craft employees.

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2021, approximately 47.4% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

As of December 31, 2021, we employed 1,925 salaried employees and 8,885 hourly employees. The total number of hourly personnel employed is subject to the volume of specialty services and construction work in progress.

Diversity and Inclusion. We employ a dynamic mix of people to create the strongest company possible. Our policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive, diverse company with people of all backgrounds, experience, culture, styles and talents. We have a Diversity and Inclusion committee whose goal is to identify and advance efforts that aim to create and foster a workplace that is reflective of, and contributes to, the diverse communities in which we do business. The committee promotes awareness of diversity and inclusion issues in support of company-wide efforts to build a more inclusive and diverse workplace.

Professional and Career Development. We strive to develop and sustain a skilled labor advantage by providing thorough on and off-site training programs, project management training, and leadership development programs. We have company-owned training facilities that support continuous skills training, including several locations where we train apprentices to become journeymen. Our leadership development program is a year-long initiative designed to further develop each participant’s leadership skills and requires program participants to challenge themselves and their peers as they progress through coursework.

Safety, Health and Wellness. We are committed to the health, safety and wellness of our employees, and we pride ourselves on above-average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2021 our LTIR rate was 0.07 compared to an industry average of 1.1 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace safety incidents, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one year period. For the year ended December 31, 2021 our TRIR rate was 0.49 compared to an industry average of 2.5 per the U.S. Bureau of Labor construction industry statistics.

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

Compensation and Benefits. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. Our compensation programs are generally designed to align employee compensation with market practices and our performance. With respect to our executive officers, business unit management, and other senior leadership, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company and individual performance. In connection with these compensation programs, we grant stock-based compensation to management and key personnel at the business unit levels, which we believe helps to align incentives throughout our organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11 “Executive Compensation,” which will be incorporated by reference from our definitive proxy statement related to our 2022 Annual Meeting of Stockholders.

We also provide additional benefits to our employees, including a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

Code of Conduct. All of our employees are subject to our Code of Conduct, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, and insider trading, and Anti-Bribery & Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provision of gifts, entertainment and hospitality; and charitable and political contributions

Website Access and Other Information

Our website address is www.primoriscorp.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance” tab. Also posted on our website under the “Investors/Governance” tab are our Code of Conduct and charters for our Environmental, Social and Governance Committee and Diversity and Inclusion Committee along with our Human Rights and Corporate Environmental policies. We intend to disclose on our website any amendments or waivers to our Code of Conduct.

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

Many of our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or delay our ability to complete projects. Additionally, our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

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

While the potential impact of climate-related changes, including legislative and regulatory responses thereto, on our operations is uncertain, management considers climate-related risks and opportunities in connection with its long-term strategic planning and short-term deployment of resources. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are significantly influenced by weather, and major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our operating results.

Concerns about the impact of climate change have resulted, and are expected to continue to result, in technological advancements and market developments that impact our business. For example, utility customers are transitioning toward more sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy/Renewables segment. Additionally, increased electrification of new technologies may lead to continued and additional demand for new and expanded electric power infrastructure and reengineering of existing electric power infrastructure. However, concerns about climate change could also result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, as well as decreased demand for refined products, which in turn could negatively impact our customers and demand for certain of our pipeline, underground utility and infrastructure services.

Climate change could also affect our customers and the types of projects that they award. Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather, or climate conditions, or by regulatory changes relating to climate change, which could in turn reduce demand for our services.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, including COVID-19.

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

Since March 2020, the COVID-19 outbreak has adversely impacted global activity and contributed to significant volatility in financial markets. While our services have generally been unaffected by various government measures enacted to slow the spread of COVID-19, the initial impacts to all segments were various levels of project interruptions and restrictions that delayed project timelines from those originally planned. In some cases, we experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequence work, require on-site health screenings before entering a job site, and follow proper social distancing practices. We were also restricted from completing work or prevented from starting work on certain projects. We continued to be impacted by these factors in 2021.

During 2021, COVID-19 vaccination coverage broadened considerably across the United States since the vaccines were first approved and became available in late 2020, but progress in vaccination rates has slowed. The duration of effectiveness of the vaccines, as well as their effectiveness against future variants is uncertain. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration and macroeconomic implications, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the ultimate impact on us remains uncertain.

There are no comparable recent events that can provide guidance as to the effect of the ongoing COVID-19 global pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health pandemic or epidemic is highly uncertain. We will continue to actively monitor the situation and may take further actions to alter our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. We will also continue to monitor our customers and their industries to assess the effect that changes in economic, market and regulatory conditions may have on them. Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, we are unable to predict the extent to which the COVID-19 pandemic may have a material adverse effect on our business, financial condition or results of operations. We anticipate that the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is dependent on the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and a potential demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

We may lose business to competitors through the competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other general and specialty contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2021, 2020 and 2019 was approximately 31.2%, 51.7%, and 44.3%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 42.9% of our revenue in 2021, 47.0% of our revenue in 2020 and 47.2% of our revenue in 2019. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2021, 2020 and 2019, revenue attributable to our services outside of the United States, principally in Canada, was 4.5%, 3.5% and 5.8% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

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

Our actual cost may be greater than expected in performing our contracts causing us to realize significantly lower profit or losses on our projects.

We currently generate, and expect to continue to generate, a portion of our revenue and profit under contracts where scope is adequately defined. The approximate portion of revenue generated in 2021 from contracts where scope is adequately defined was 61.1%. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary subcontractors or obtain supplies to complete certain projects which could adversely affect our business.

We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. While we are not dependent on any single subcontractor, general market conditions may limit the availability of subcontractors to perform portions of our contracts causing delays and increasing our costs.

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

We periodically present contract modifications to our clients and subcontractors for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. In some cases, settlement of contract modifications may not occur until after completion of work under the contract. A failure to promptly document and negotiate a recovery for contract modifications could have a negative impact on our cash flows, and an overall ability to recover contract modifications could have a negative impact on our financial condition, results of operations and cash flows.

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

For many of our clients surety bonds provide an adequate form of security, but for some clients security in the form of a letter of credit may be required. While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit. Any such amount would be issued at the sole discretion of our lenders. Failure to provide a letter of credit when required by a client may result in our inability to compete for, win, or retain a project.

During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, cyber-security and related incidents, property damage, punitive damages, and civil penalties, or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, our cash flows, and our business.

We are self-insured up to certain limits.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of $500,000 per occurrence. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible of $425,000 per individual claim per year.

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

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, electric utilities, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors, journeyman linemen and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects, or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages, or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our unionized workforce may commence work stoppages or impact our ability to complete certain acquisitions, which could adversely affect our operations.

As of December 31, 2021, approximately 47.4% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 82 collective bargaining agreements to which we are a party, 29 expire during 2022 and require renegotiation. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

A significant portion of our contracts is built utilizing our own construction equipment rather than rented equipment. To the extent that we are unable to buy or lease equipment necessary for a project, either due to a lack of available funding, or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include the equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

We rely on computer, information and communication technology and related systems to operate our business and to protect sensitive company information. Any cyber security attack that affects our facilities, our systems, our partners, our customers or any of our financial data could have a material adverse effect on our business. Our computer and communications systems, and consequently our operations, could be damaged or interrupted by cyber-attacks and physical security risks, such as natural disasters, loss of power, communications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists. Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.

We have experienced cyber security threats, such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents will continue to grow. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation, disrupt our operations, expose us to potential liability, regulatory actions and loss of business, and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2021, our balance sheet included goodwill of $581.7 million and intangible assets of $171.3 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of the goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. At December 31, 2021, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission: Internal control—Integrated Framework (2013).

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

Our variable rate indebtedness subjects us to interest rate risk.

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2021, $134.1 million of our variable rate debt outstanding was economically hedged and the remaining $386.2 million was unhedged. If interest rates increase, our debt service obligations on the unhedged portion of our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly. Based on our variable rate debt outstanding as of December 31, 2021, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.9 million.

In addition, regulatory changes and/or reforms, such as the phase-out of the London Inter-bank Offered Rate (“LIBOR”), which is expected to occur by June 30, 2023, could lead to additional volatility in interest rates for our variable rate debt and other unpredictable effects. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate or a LIBOR replacement rate, such alternative rates could perform differently than the current LIBOR-indexed rate and could result in an increase in the cost of our variable rate indebtedness, and thus could adversely affect our results of operations and cash flows. See Item 7 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a further discussion of the impact of the LIBOR transition on our financing arrangements.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued shares of common stock and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 53.2 million were outstanding at December 31, 2021. While Nasdaq rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations. As of December 31, 2021, we owned 44 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2021, capital expenditures were approximately $133.8 million. Total construction equipment purchases in 2021 were $119.4 million.

We believe the ownership or long-term leasing of equipment is generally preferable to renting to ensure the equipment is available as needed. In addition, this approach has historically resulted in lower overall equipment costs.

All equipment is subject to scheduled maintenance to help ensure reliability. Maintenance facilities exist at most of our regional offices, as well as on-site on major projects to properly service and repair equipment. Major equipment not currently utilized is rented to third parties or sold whenever possible.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “PRIM”. We had outstanding 53,219,187 shares of common stock and 378 stockholders of record as of February 21, 2022. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have paid consecutive quarterly cash dividends since 2008, and currently expect that comparable cash dividends will continue to be paid for the foreseeable future. The declaration and payment of future dividends is contingent upon our revenue and earnings, capital requirements, and general financial conditions, as well as contractual restrictions and other considerations deemed to be relevant by the Board of Directors.

Purchases of Securities

Share activity during the three months ended December 31, 2021 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
October 1, 2021 to October 31, 2021	—	—	—	$25,000,000
November 1, 2021 to November 30, 2021	255,263	$23.71	255,263	18,948,531
December 1, 2021 to December 31, 2021	380,500	$22.78	380,500	10,280,534
Total	635,763	$23.15	635,763	$10,280,534
(1)	In November 2021, our Board of Directors authorized a $25.0 million share purchase program which expires on December 31, 2022. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In the three months ended December 31, 2021, we purchased and cancelled 635,763 shares of common stock, which in the aggregate equaled $14.7 million at an average share price of $23.15. As of December 31, 2021, we had $10.3 million remaining under the share purchase program.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2016, and in each quarter up through December 31, 2021. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock in the Peer Group, and in the S&P 500 as of December 31, 2016. All dividends were reinvested in additional shares of common stock. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2016 THROUGH DECEMBER 31, 2021

CUMULATIVE TOTAL RETURN

Among Primoris Services Corporation (“PRIM”), the S&P 500 and the Peer Group

ITEM 6. [RESERVED]

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

Introduction

We are one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, maintenance, replacement, fabrication, and engineering services to a diversified base of customers.

Through the end of 2020, we segregated our business into five reportable segments: The Power, Industrial and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, the Transmission and Distribution segment, and the Civil segment. In the first quarter of 2021, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments.

The current reportable segments include the Utilities segment, the Energy/Renewables segment and the Pipeline Services (“Pipeline”) segment.

The new Utilities segment is composed of the previous Utilities and Distribution and Transmission and Distribution segments. The Utilities segment operates throughout the United States and specializes in a range of services, including installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communication systems.

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

The Pipeline and Underground segment has become the new Pipeline segment. The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum, refining, and petrochemical industries, as well as gas, water, and sewer utilities.

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

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) in an all-cash transaction valued at approximately $604.7 million, net of cash acquired. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the communications, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. We incorporated the operations of FIH into our Utilities segment.

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

We have seen and continue to anticipate potential changes to the already stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects. While fluctuating oil prices create uncertainty as to the timing of some of our opportunities, we continue to see preliminary bidding activity for numerous gas, oil and derivatives projects. We believe that we have the financial and operational strength to meet either short-term delays, or the impact of significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current view of the outlook for our major end markets is as follows:

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines —We expect that the volatility in the price of oil could reduce activities in most, if not all of the shale basins. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, if production from the shale formations continues to increase in the near term, the current capacity limitations between production and processing locations would provide opportunities for our Pipeline segment.

●	Inspection, maintenance and replacement of pipeline infrastructure — We believe that regulatory measures around the frequency or stringency of pipeline integrity testing requirements provides growth opportunity in our Pipeline segment. Regulatory requirements continue to mandate or require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates safely, reliably and in an environmentally conscious manner. In addition, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through maintenance and integrity initiatives. As a result, we expect demand to continue to grow for our pipeline integrity services.

●	Inspection, maintenance and replacement of gas utility infrastructure — We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment in California, the Midwest, and the Atlantic coast. We also expect that ongoing gas utility repair and maintenance opportunities will continue.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the U.S. to grow over the long term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. Renewable generation will require substations and transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these opportunities, as well as ongoing electric utility repair and maintenance opportunities to benefit our Utilities segment.

●	Communications construction opportunities — We believe the federal government remains committed to improving or expanding communications access. The ReConnect and Rural Broadband Programs provide funding to help construct or improve facilities required to provide sufficient broadband access to rural areas where households have historically had lower access to broadband compared with households in urban and suburban arears. In addition, the Infrastructure Investment and Jobs Act (“Infrastructure Bill”) passed by Congress in November 2021 authorized funds for additional broadband improvement and expansion. We expect these opportunities, as well as ongoing spending by communications companies, to benefit our Utilities segment.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that environmental concerns in California over gas fired power plants may impact the timing and location of near-term construction opportunities in that state. We believe that based on continuing population growth, the intermittency of renewable power resources, and the environmental requirements limiting using ocean water for cooling, power plants will be needed in spite of vocal opposition to these “non-green” generation sources. In addition, the current low price of natural gas could result in the replacement of coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Energy/Renewables segment.

●	Construction of alternative energy facilities, renewable natural gas facilities, solar power facilities, wind farms, battery storage — We believe state governments, investors and utilities remain committed to a changing fuel generation mix that is moving toward more alternative energy sources. As this trend grows, along with the demand for power, we expect an increase in new power generation facilities powered by renewable energy sources, as well as energy storage systems. To the extent this dynamic continues, we anticipate continued engineering and construction opportunities, primarily benefitting our Energy/Renewables segment.

●	Transportation infrastructure construction opportunities — We believe that the passing of longer-term highway funding by the federal government in 2015 and voter approval of highway funding proposition 7 in Texas, will continue to provide opportunity for our heavy civil group, especially in the state of Texas. We expect that opportunities in the Louisiana market may improve, but will remain at lower levels than in Texas, except for specific programs. This market solely impacts the operations of our Energy/Renewables segment. Additionally, the Infrastructure Bill authorized Federal funds for Federal-aid highways, highway safety programs and transit programs.

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of specialty construction services. We depend in part on spending by companies in the communications, gas and electric utility industries, the energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

Since March 2020, the COVID-19 outbreak has adversely impacted global activity and contributed to significant volatility in financial markets. While our services have generally been unaffected by various government measures enacted to slow the spread of COVID-19, the initial impacts to all segments were various levels of project interruptions and restrictions that delayed project timelines from those originally planned. In some cases, we experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We were also restricted from completing work or prevented from starting work on certain projects. While we continued to be impacted by these factors in 2021, the primary impacts to our business were inefficiencies in our workforce from absenteeism because of illness or quarantining. However, despite these impacts, our work has generally been deemed essential, our business model appears to be resilient, and we have adapted accordingly.

During 2021 COVID-19 vaccination coverage has broadened considerably across the United States since the vaccines were first approved and became available in late 2020, but progress in vaccination rates has slowed. The duration of effectiveness of the vaccines, as well as their effectiveness against future variants is uncertain. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration and macroeconomic implications, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the ultimate impact on the Company remains uncertain. We anticipate that the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of vaccinations and the containment efforts deployed by various national, state, and local governments.

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

We also monitor our customers and their industries to assess the effect that changes in economic, market, and regulatory conditions may have on them. We have experienced reduced spending, project delays, and project cancellations by some of our customers, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions and the impact of COVID-19 may continue to affect demand for our services in the near-term.

Fluctuations in market prices of oil, gas and other fuel sources have affected demand for our services. While we have seen signs of a recovery in the price of oil, the volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, specifically in our pipeline services and Canadian operations. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services. However, a prolonged period of depressed oil prices could delay midstream pipeline opportunities.

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

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could materially differ from those that result from using the estimates under different assumptions or conditions.

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

The following accounting policies require critical accounting estimates that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. We periodically review these accounting policies and critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue recognition — We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed.. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

At December 31, 2021, we had approximately $86.9 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $79.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2021.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arise when revenue has been recorded, but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Business combinations—We use the fair value of the consideration paid and the fair value of the assets acquired and liabilities assumed to account for the purchase price of businesses we acquire. The determination of fair value requires estimates and judgments of future cash flow expectations for the assignment of the fair values to the identifiable tangible and intangible assets.

Identifiable Tangible Assets. Significant identifiable tangible assets acquired would include accounts receivable, contract assets, inventory and fixed assets (generally consisting of facilities and construction equipment). We determine the fair value of these assets as of the acquisition date. For current assets and current liabilities of an acquisition, we will evaluate whether the book value is equivalent to fair value due to their short term nature. We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets. When necessary, we use the assistance of an independent third-party valuation specialist to determine the fair value of the intangible assets acquired.

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

Under ASC 350, we can assess qualitative factors to determine if a quantitative impairment test of intangible assets is necessary. Our qualitative assessment is used to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If deemed necessary, we use the quantitative impairment test outlined in ASC 350, which compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill of the reporting unit.

There were no impairments of goodwill for the years ended December 31, 2021, 2020 and 2019.

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

Based on our results for the year ended December 31, 2021, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $1.5 million.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency. We record costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defense to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flows. See Note 13 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

Revenue

2021 and 2020

Revenue for the year ended December 31, 2021 increased by $6.1 million, or 0.2%, compared to 2020. The increase was primarily due to growth in our Energy/Renewables and Utilities segments, including $266.6 million from our acquisition of FIH, mostly offset by a decrease in revenue in our Pipeline segment as described in the segment results below.

2020 and 2019

Revenue for the year ended December 31, 2020 increased by $385.2 million, or 12.4%, compared to 2019. The increase was primarily due to growth in our Pipeline and Energy/Renewables segments, partially offset by lower revenue in our Utilities segment as described in the segment results below.

Gross Profit

2021 and 2020

For the year ended December 31, 2021, gross profit increased by $46.4 million, or 12.5%, compared to 2020. The increase was primarily due to our acquisition of FIH ($43.6 million). Gross profit as a percentage of revenue increased to 11.9% from 10.6% in the same period in 2020 as described in the segment results below.

2020 and 2019

For the year ended December 31, 2020, gross profit increased by $39.3 million, or 11.9%, compared to 2019. The increase was primarily due to the increase in revenue. Gross profit as a percentage of revenue was comparable to 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, rent for facilities and utilities.

2021 and 2020

SG&A expenses were $230.1 million for the year ended December 31, 2021, an increase of $27.3 million, or 13.4% compared to 2020, primarily due to $28.7 million of incremental expense from the FIH acquisition during the period. SG&A expense as a percentage of revenue for the year ended December 31, 2021 increased to 6.6% compared to 5.8% for the year ended December 31, 2020, primarily due to increased expense as we integrate FIH into our operations, as well as lower revenue from our legacy operations.

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

Transaction and related costs

2021 and 2020

Transaction and related costs for the year ended December 31, 2021 were $16.4 million, an increase of $13.0 million compared to 2020 primarily due to an increase in professional fees related to our acquisition of FIH, as well as the expense incurred in 2021 associated with the purchase of Primoris common stock by certain employees of FIH at a 15% discount.

2020 and 2019

Transaction and related costs for the year ended December 31, 2020 were $3.4 million, an increase of $2.5 million compared to 2019 primarily due to professional fees incurred in 2020 related to our acquisition of FIH.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Foreign exchange (loss) gain, net	$(0.1)	$0.4	$(0.7)
Other income (expense), net	0.3	1.2	(3.1)
Interest expense, net	(18.5)	(19.9)	(19.2)
Total other expense	$(18.3)	$(18.3)	$(23.0)

Foreign exchange (loss) gain in 2021, 2020 and 2019 is primarily related to currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

The change in Other income (expense), net for the years ended December 31, 2021 and 2020 compared to the year ended December 31, 2019 is primarily due to a $2.9 million loss recognized in 2019 related to the sale of a utility customer’s pre-petition bankruptcy accounts receivable to a financial institution.

Interest expense, net for the year ended December 31, 2021 was $18.5 million compared to $19.9 million for the year ended December 31, 2020. The decrease of $1.4 million was due to a $4.9 million unrealized gain in 2021 and a $2.8 million unrealized loss in 2020 on our interest rate swap, as well as a lower weighted average interest rate. This decrease was partially offset by higher average debt balances in 2021 from the borrowings incurred related to the FIH acquisition.

Interest expense, net for the year ended December 31, 2020 was comparable to the same period in 2019.

The weighted average interest rate on total debt outstanding at December 31, 2021, 2020 and 2019 was 2.8%, 3.7% and 4.0%, respectively.

Provision for income taxes

Our provision for income taxes decreased $4.5 million to $36.1 million for 2021 compared to 2020. The decrease was primarily due to the temporary law change allowing full deductibility of per diem expenses through 2022, partially offset by tax on increased pre-tax profits. The 2021 effective tax rate on income including noncontrolling interests and on income attributable to Primoris was 23.8%.

Our provision for income taxes increased $6.8 million to $40.7 million for 2020 compared to 2019. The increase was primarily due to increased pre-tax profits in 2020, partially offset by a reduction in state income taxes. The 2020 effective tax rate on income including noncontrolling interests and on income attributable to Primoris was 27.9%.

Segment Results

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$1,658.0		$1,365.6		$1,383.8
Gross profit	186.3	11.2%	177.8	13.0%	139.2	10.1%

2021 and 2020

Revenue increased by $292.4 million, or 21.4%, during 2021 compared to 2020. The increase is primarily attributable to the FIH acquisition ($266.6 million) and increased activity with electric utility customers, partially offset by lower activity with gas utility customers as well as the impact of customer project and material delays.

Gross profit increased $8.5 million, or 4.8%, during 2021 compared to 2020. The increase is primarily attributable to the incremental impact of the FIH acquisition ($43.6 million), partially offset by lower margins from our legacy operations. Gross profit as a percentage of revenue decreased to 11.2% in 2021 compared to 13.0% in 2020 primarily due to unfavorable weather conditions, customer project and material delays and a decrease in higher margin storm work in 2021, as well as strong performance and favorable margins realized on projects in the Southeast in 2020. These amounts were partially offset by the favorable margins realized by FIH.

2020 and 2019

Revenue decreased by $18.2 million, or 1.3%, during 2020 compared to 2019. The decrease is primarily attributable to decreased activity with utility customers in Texas, the Midwest, and the Southeast offset by increased utilities work in nearly all of the geographic regions we serve.

Gross profit increased $38.6 million, or 27.7%, during 2020 compared to 2019 primarily due to higher margins. Gross profit as a percentage of revenue increased to 13.0% in 2020 compared to 10.1% in 2019 primarily due to favorable margins on projects in the Southeast, being more selective in the type of work we perform resulting in higher margin work in 2020, an increase in higher margin storm work in 2020, and unfavorable weather conditions experienced in certain areas in 2019.

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the years ending December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Energy/Renewables Segment
Revenue	$1,408.2		$1,228.8		$1,217.4
Gross profit	150.3	10.7%	94.9	7.7%	130.2	10.7%

2021 and 2020

Revenue increased by $179.4 million, or 14.6%, during 2021 compared to 2020, primarily due to increased renewable energy activity ($286.2 million), partially offset by the substantial completion of industrial projects in Texas, Louisiana, and California in 2020.

Gross profit increased by $55.4 million, or 58.3%, during 2021 compared to 2020, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.7% in 2021 compared to 7.7% in 2020, primarily due to favorable claims resolution on an industrial plant project in 2021 and higher costs in 2020 associated with a liquefied natural gas (“LNG”) plant project in the Northeast. These amounts were partially offset by the favorable impact of the Canadian Emergency Wage Subsidy in 2020.

2020 and 2019

Revenue increased by $11.4 million, or 0.9%, during 2020 compared to 2019. The growth is primarily due to an increase in solar energy projects and progress on an industrial project for a utility customer in California ($129.8 million combined), partially offset by the substantial completion of a carbon monoxide and hydrogen plant project that began in 2019 and lower revenue at our Canadian industrial operations.

Gross profit decreased by $35.3 million, or 27.1%, during 2020 compared to 2019. The decrease is primarily due to lower margins. Gross profit as a percentage of revenue decreased to 7.7% in 2020 compared to 10.7% in 2019 due to higher costs associated with a LNG plant project in the Northeast in 2020, partially offset by strong performance and favorable margins realized on our solar projects in 2020, the favorable impact of the Canadian Emergency Wage Subsidy in 2020, and higher costs associated with two industrial projects in 2019.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$431.5		$897.0		$505.2
Gross profit	80.1	18.6%	97.5	10.9%	61.6	12.2%

2021 and 2020

Revenue decreased by $465.5 million, or 51.9%, during 2021 compared to 2020. The decrease is attributable to the substantial completion of several pipeline projects in 2020 ($416.7 million) and a decline in the overall midstream pipeline market demand from historically high levels, along with challenges in permitting new pipelines. The revenue levels in 2021 are more consistent with those experienced historically and with our expectations for the Pipeline segment.

Gross profit decreased by $17.4 million, or 17.8%, during 2021 compared to 2020, primarily due to lower revenue, partially offset by higher margins. Gross profit as a percentage of revenue increased to 18.6% in 2021 compared to 10.9% in 2020, primarily due to the favorable impact from the closeout of multiple pipeline projects in 2021 and higher costs on pipeline projects in Virginia and Texas in 2020, partially offset by strong performance and favorable margins realized on a Texas pipeline project in 2020. Gross profit as a percentage of revenue experienced in 2020 is more consistent with those experienced historically and with our expectations going forward for the Pipeline segment.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $42.0 million, and available borrowing capacity was $158.0 million.

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

Due to the uncertainties around the impact of COVID-19 and the general economic conditions, we deferred FICA tax payments during part of 2020 as allowed under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This deferral was $42.1 million at December 31, 2021. Half of the deferral was paid on January 3, 2022, and the other half is due on January 3, 2023.

Our cash and cash equivalents totaled $200.5 million at December 31, 2021, compared to $326.7 million at December 31, 2020. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2021, we spent approximately $133.8 million for capital expenditures, which included $119.4 million for construction equipment. Capital expenditures are expected to total between $120.0 million and $140.0 million for 2022, which includes $70.0 million to $90.0 million for construction equipment.

Cash Flows

Cash flows during the years ended December 31, 2021, 2020 and 2019 are summarized as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Change in cash:
Net cash provided by operating activities	$79.7	$313.0	$118.9
Net cash used in investing activities	(691.3)	(42.5)	(65.8)
Net cash provided by (used in) financing activities	485.8	(62.9)	(83.3)
Effect of exchange rate changes	0.5	(0.1)	0.4
Net change in cash, cash equivalents and restricted cash	$(125.3)	$207.5	$(29.8)

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$115.7	$105.0	$84.1
Depreciation and amortization	105.6	82.4	85.4
Changes in assets and liabilities	(132.7)	128.2	(44.2)
Other	(8.9)	(2.6)	(6.4)
Net cash provided by operating activities	$79.7	$313.0	$118.9

2021 and 2020

Net cash provided by operating activities for 2021 was $79.7 million, a decrease of $233.3 million compared to 2020. The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $132.7 million change in assets and liabilities for the year ended December 31, 2021 are summarized as follows:

●	Contract assets increased by $67.0 million from December 31, 2020 primarily due to the timing of billing our customers;

●	Other current assets increased by $54.7 million from December 31, 2020 primarily due to $23.0 million of prepaid material purchases related to solar projects and a $22.9 million increase in income taxes receivable;

●	Contract liabilities decreased by $29.1 million from December 31, 2020, primarily due to lower deferred revenue; and

2020 and 2019

Net cash provided by operating activities for 2020 was $313.0 million an increase of $194.1 million compared to 2019. The change year-over-year was primarily due to a favorable impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $128.2 million change in assets and liabilities for the year ended December 31, 2020 are summarized as follows:

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

Investing activities

Net cash used in investing activities was $691.3 million, $42.5 million, and $65.8 million in the years ended December 31, 2021, 2020 and 2019, respectively.

During 2021, we used $607.0 million for acquisitions, primarily for the acquisition of FIH.

We purchased property and equipment for $133.8 million, $64.4 million and $94.5 million in the years ended December 31, 2021, 2020 and 2019, respectively, principally for our construction activities and facilities investment. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $49.5 million, $21.9 million and $28.6 million for 2021, 2020 and 2019, respectively.

Financing activities

Financing activities provided cash of $485.8 million in 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock $178.7 million;
●	Proceeds from the issuance of debt secured by our equipment of $61.7 million;
●	Payment of long-term debt of $113.9 million;
●	Purchase of common stock of $14.7 million; and
●	Dividend payments to our stockholders of $12.6 million.

Financing activities used cash of $62.8 million in 2020, which was primarily due to the following:

●	Payment of long-term debt of $68.9 million;
●	Dividend payments to our stockholders of $11.6 million;
●	Purchase of common stock of $11.5 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $33.9 million.

Financing activities used cash of $83.3 million in 2019, which was primarily due to the following:

●	Payment of long-term debt of $72.1 million;
●	Purchase of common stock of $50.0 million;
●	Dividend payments to our stockholders of $12.2 million;
●	Cash distributions to noncontrolling interest holders of $3.5 million; and

●	Proceeds from the issuance of debt secured by our equipment and real estate of $55.0 million.

Debt Activities

Credit Agreement

On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating our credit agreement (the “Credit Agreement”) to increase the original term loan (“Term Loan”) by $400.0 million to an aggregate principal amount of $592.5 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from July 9, 2023 to January 15, 2026. The proceeds from the New Term Loan were used to finance the acquisition of FIH.

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

At February 21, 2022 there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $42.0 million, and available borrowing capacity was $158.0 million.

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

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million. During the year ended December 31, 2021, we made additional payments on the New Term Loan of $42.6 million.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2021.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.00% at December 31, 2021.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada (“Canadian Credit Facility”). The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2021, commercial letters of credit outstanding were $0.4 million in Canadian dollars, and the available borrowing capacity was $3.6 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2021, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2021, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Contractual Obligations

As of December 31, 2021, we had $665.7 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2021 was as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$665.7	$67.2	$105.6	$481.3	$11.6
Interest on long-term debt (1)	56.4	17.9	26.1	11.5	0.9
Operating leases	168.6	65.8	77.7	13.5	11.6
	$890.7	$150.9	$209.4	$506.3	$24.1
Letters of credit	$42.3	$42.3	$—	$—	$—
(1)

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2021, including the impact of our interest rate swap.

The summary does not include potential obligations under multi-employer pension plans in which some of our employees participate. Our multi-employer pension plan contribution rates are generally specified in our collective bargaining agreements, and contributions are made to the plans based on employee payrolls. Our obligations for future periods cannot be determined because we cannot predict the number of employees that we will employ at any given time nor the plans in which they may participate.

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

●	At December 31, 2021, we had letters of credit outstanding of $42.3 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2021, we had bid and completion bonds issued and outstanding totaling approximately $3.2 billion. The remaining performance obligation on those bonded projects totaled approximately $1.2 billion at December 31, 2021. We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. We currently do not anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2021, 2020 and 2019 were as follows, (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2020	Fixed Backlog	Fixed Backlog	2021	00	00	Backlog Projects	00	00	2021
Utilities	$36.8	$288.6	$288.4	$37.0			$1,369.6			$1,658.0
Energy/Renewables	1,256.5	2,298.9	1,227.1	2,328.3			181.1			1,408.2
Pipeline	346.3	127.0	359.4	113.9			72.0			431.4
Total	$1,639.6	$2,714.5	$1,874.9	$2,479.2			$1,622.7			$3,497.6

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2019	Fixed Backlog	Fixed Backlog	2020	00	00	Backlog Projects	00	00	2020
Utilities	$59.6	$260.2	$283.0	$36.8			$1,082.6			$1,365.6
Energy/Renewables	956.4	1,377.5	1,077.4	1,256.5			151.5			1,228.9
Pipeline	743.4	360.0	757.1	346.3			139.9			897.0
Total	$1,759.4	$1,997.7	$2,117.5	$1,639.6			$1,374.0			$3,491.5

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2018	Fixed Backlog	Fixed Backlog	2019	00	00	Backlog Projects	00	00	2019
Utilities	$52.6	$333.6	$326.6	$59.6			$1,057.2			$1,383.8
Energy/Renewables	750.9	1,222.0	1,016.5	956.4			200.8			1,217.3
Pipeline	672.5	461.4	390.5	743.4			114.7			505.2
Total	$1,476.0	$2,017.0	$1,733.6	$1,759.4			$1,372.7			$3,106.3

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At December 31, 2021, our total Fixed Backlog was $2.48 billion, representing an increase of $839.6 million, or 51.2%, from $1.64 billion as of December 31, 2020.

MSA Backlog

The following table outlines historical MSA revenue for the twelve months ending December 31, 2021, 2020 and 2019 (in millions):

Year:	MSA Revenue
2021	$1,603.8
2020	1,360.4
2019	1,356.5

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2021, 2020 and 2019 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2021	2020	2019
Utilities	$1,346.6	$1,008.4	$1,181.4
Energy/Renewables	127.0	97.2	117.8
Pipeline	50.0	31.4	118.9
Total	$1,523.6	$1,137.0	$1,418.1

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment at December 31, 2021, 2020 and 2019 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2021	2020	2019
Utilities	$1,383.6	$1,045.2	$1,241.0
Energy/Renewables	2,455.3	1,353.7	1,074.2
Pipeline	163.9	377.7	862.3
Total	$4,002.8	$2,776.6	$3,177.5

We expect that during 2022, we will recognize as revenue approximately 74% of the total backlog at December 31, 2021, comprised of backlog of approximately: 100% of the Utilities segment; 57% of the Energy/Renewables segment; and 97% of the Pipeline segment.

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

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors, though these measures may not be effective. During the years ended December 31, 2021, 2020 and 2019, inflation did not have a material impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to risks related to market conditions. These risks primarily include fluctuations in foreign currency exchange rates, interest rates and commodity prices. We may seek to manage these risks through the use of financial derivative instruments. These instruments have in the past included interest rate swaps and may in the future include foreign currency exchange contracts, interest rate swaps and hedges against commodity price fluctuations.

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2021, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2021, $134.1 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2021, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.9 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2021, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2021 and 2020 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2021, 2020 and 2019.
2.	Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

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

Exhibit 2.2	Amendment No 1. to Agreement and Plans of Merger, dated as of January 11, 2021 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on January 15, 2021)

Exhibit 3.1

Fifth Amended and Restated Certificate of Incorporation of Primoris Services Corporation, dated May 4, 2018 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 11, 2018)

Exhibit 3.2

Amended and Restated Bylaws of Primoris Services Corporation, as amended December 15, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on December 21, 2021)

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006)

Exhibit 4.2	Description of Registrant’s Securities(*)

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

Exhibit 10.3

Second Amended and Restated Credit Agreement, dated January 15, 2021, by and among Primoris Services Corporation and CIBC Bank USA, as administrative agent, collateral agent and co-lead arranger, The Bank of the West, as co-lead arranger, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on January 15, 2021)

Exhibit 10.4

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012)

Exhibit 10.5

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.6

Agreement for Services, dated January 1, 2020, by and among Primoris Services Corporation and David King. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K, as filed with the SEC on February 25, 2020) (#)

Exhibit 10.7

Employment Agreement, dated November 4, 2019, by and among Primoris Services Corporation and Thomas McCormick. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 5, 2019) (#)

Exhibit 10.8

Employment Agreement, dated April 1, 2019, by and among Primoris Services Corporation and John F. Moreno, Jr. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 7, 2019) (#)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP, independent registered public accounting firm (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit No.	Description

Exhibit 101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

Exhibit 101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

Exhibit 101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

Exhibit 101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

Exhibit 101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
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

Primoris Services Corporation (Registrant)

Date:	February 28, 2022	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ Jose R. Rodriguez	Director
Jose R. Rodriguez

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:	/s/ Robert A. Tinstman	Director
Robert A. Tinstman

By:	/s/ Patricia K. Wagner	Director
Patricia K. Wagner

Date:	February 28, 2022

PRIMORIS SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimated contract costs and variable consideration estimates: As described in Note 5 to the consolidated financial statements, the Company’s consolidated contract revenues and costs of revenue were $3,498 million and $3,081 million, respectively, for the year ended December 31, 2021. A substantial portion of revenue is derived from contracts that are fixed-price or unit-price, where scope is adequately defined, and is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs at completion, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. As disclosed by management, changes in these estimates could have a significant impact on the amount of revenue recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Based on the significant judgment required by management and high degree of subjectivity involved in the determination of both total estimated costs at completion and variable consideration, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenue to be recognized.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
•	Tested a selection of fixed-priced and unit-priced contracts, focusing on risk based characteristics. Evaluated the reasonableness of the assumptions and judgments underlying the accounting for these significant contracts as follows:
o	Inquired with and inspected questionnaires prepared by project personnel to understand the status of the contract, changes from prior years, key assumptions underlying the revenue and costs, and the existence of any claims or litigation and corroborating such information.
o	Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin at year end. We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost details with supporting third-party evidence.
o	Tested management’s estimation process by performing lookback analyses at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates.
o	Tested management’s process for determining contingent costs included in contract estimates and evaluated the reasonableness of the contingency factors utilized.
o	Evaluated the appropriateness of the Company’s inclusion or exclusion of variable consideration from the work-in-process schedule in the selection of contracts.

Valuation of Acquired Intangible Assets – Future Infrastructure Holdings, LLC: As described in Note 4 to the consolidated financial statements, the Company acquired Future Infrastructure Holdings, LLC for approximately $615.2 million in cash. The acquisition was accounted for as a business combination in which management estimated the fair values of the identified assets acquired and liabilities assumed.

Auditing the Company's accounting for its acquisition of Future Infrastructure Holdings, LLC was complex due to the significant estimation and uncertainty in the Company’s determination of the $126.4 million fair value of identified intangible assets, which consisted of customer relationships and tradenames. The significant estimation and uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the identified intangible assets and the sensitivity of the respective fair value estimates to the significant underlying assumptions. The significant underlying assumptions used to estimate the fair value of the identified intangible assets included the discount rates, customer attrition rates, and revenue growth rates. Based on the significant judgment required by management and high degree of subjectivity involved in the determination of these assumptions, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified the valuation of acquired intangible assets as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the corporate acquisition cycle, including those related to the valuation process and methodology for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets.
●	Evaluated the Company’s methodology used to estimate the fair value of the customer relationships and tradenames, including involving valuation specialists to assist with the evaluation of the methodology used by the Company and of certain assumptions and conclusions included in the fair value estimates. For example, our internal valuation specialists performed independent analysis to assess the reasonableness of the acquired entity’s discount rate as it related to the valuation of the customer relationships and tradenames.
●	Evaluated the significant assumptions used by the Company, including projected financial information of the acquired entity, which primarily related to revenue growth and customer attrition rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the revenue growth rates, customer attrition rates, and changes in the business that would drive these forecasted rates, we compared the assumptions to industry trends, historical rates, and subsequent results to evaluate management’s estimates as of the date of the transaction.

/s/ Moss Adams LLP

San Diego, California
February 28, 2022

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$200,512	$326,744
Accounts receivable, net	471,656	432,455
Contract assets	423,659	325,849
Prepaid expenses and other current assets	86,263	30,218
Total current assets	1,182,090	1,115,266
Property and equipment, net	433,279	356,194
Operating lease assets	158,609	207,320
Deferred tax assets	1,307	1,909
Intangible assets, net	171,320	61,012
Goodwill	581,664	215,103
Other long-term assets	15,058	12,776
Total assets	$2,543,327	$1,969,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,463	$245,906
Contract liabilities	240,412	267,227
Accrued liabilities	174,821	200,673
Dividends payable	3,192	2,887
Current portion of long-term debt	67,230	47,722
Total current liabilities	759,118	764,415
Long-term debt, net of current portion	594,232	268,835
Noncurrent operating lease liabilities, net of current portion	98,059	137,913
Deferred tax liabilities	38,510	13,548
Other long-term liabilities	63,353	70,077
Total liabilities	1,553,272	1,254,788
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 53,194,585 and 48,110,442 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	261,918	89,098
Retained earnings	727,433	624,694
Accumulated other comprehensive income	698	958
Noncontrolling interest	—	37
Total stockholders’ equity	990,055	714,792
Total liabilities and stockholders’ equity	$2,543,327	$1,969,580

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$3,497,632	$3,491,497	$3,106,329
Cost of revenue	3,080,972	3,121,283	2,775,403
Gross profit	416,660	370,214	330,926
Selling, general and administrative expenses	230,110	202,835	189,129
Transaction and related costs	16,399	3,430	922
Operating income	170,151	163,949	140,875
Other income (expense):
Foreign exchange (loss) gain, net	(95)	379	(690)
Other income (expense), net	299	1,234	(3,134)
Interest expense, net	(18,498)	(19,923)	(19,142)
Income before provision for income taxes	151,857	145,639	117,909
Provision for income taxes	(36,118)	(40,656)	(33,812)
Net income	115,739	104,983	84,097

Net income attributable to noncontrolling interests	(128)	(9)	(1,770)

Net income attributable to Primoris	$115,611	$104,974	$82,327

Dividends per common share	$0.24	$0.24	$0.24

Earnings per share:
Basic	$2.19	$2.17	$1.62
Diluted	$2.17	$2.16	$1.61

Weighted average common shares outstanding:
Basic	52,674	48,303	50,784
Diluted	53,161	48,633	51,084

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$115,739	$104,983	$84,097
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(260)	882	984
Comprehensive income	115,479	105,865	85,081
Net income attributable to noncontrolling interests	(128)	(9)	(1,770)
Comprehensive income attributable to Primoris	$115,351	$105,856	$83,311

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(In Thousands, Except Share Amounts)
					Accumulated
			Additional		Other	Non	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2018	50,715,518	$5	$144,048	$461,075	$(908)	$2,763	$606,983
Net income	—	—	—	82,327	—	1,770	84,097
Foreign currency translation adjustments, net of tax	—	—	—	—	984	—	984
Issuance of shares, net of issuance costs	144,261	—	2,998	—	—	—	2,998
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,319	—	(1,519)	—	—	—	(1,519)
Stock-based compensation	—	—	1,579	—	—	—	1,579
Dividend equivalent Units accrued - Restricted Stock Units	—	—	24	(24)	—	—	—
Purchase of stock from a related party	(2,316,960)	—	(50,000)	—	—	—	(50,000)
Distribution of noncontrolling entities	—	—	—	—	—	(3,505)	(3,505)
Dividends declared ($0.24 per share)	—	—	—	(12,087)	—	—	(12,087)
Balance, December 31, 2019	48,665,138	$5	$97,130	$531,291	$76	$1,028	$629,530
Net income	—	—	—	104,974	—	9	104,983
Foreign currency translation adjustments, net of tax	—	—	—	—	882	—	882
Issuance of shares, net of issuance costs	82,452	—	1,710	—	—	—	1,710
Conversion of Restricted Stock Units, net of shares withheld for taxes	57,112	—	(572)	—	—	—	(572)
Stock-based compensation	—	—	2,274	—	—	—	2,274
Dividend equivalent Units accrued - Restricted Stock Units	—	—	9	(9)	—	—	—
Purchase of stock	(694,260)	—	(11,453)	—	—	—	(11,453)
Distribution of noncontrolling entities	—	—	—	—	—	(1,000)	(1,000)
Dividends declared ($0.24 per share)	—	—	—	(11,562)	—	—	(11,562)
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,694	$958	$37	$714,792
Net income	—	—	—	115,611	—	128	115,739
Foreign currency translation adjustments, net of tax	—	—	—	—	(260)	—	(260)
Issuance of shares, net of issuance costs	5,597,216	1	178,474	—	—	—	178,475
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,690	—	(1,398)	—	—	—	(1,398)
Stock-based compensation	—	—	10,462	—	—	—	10,462
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)	—	—	—
Purchase of stock	(635,763)	—	(14,720)	—	—	—	(14,720)
Distribution of noncontrolling entities	—	—	—	—	—	(165)	(165)
Dividends declared ($0.24 per share)	—	—	—	(12,870)	—	—	(12,870)
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433	$698	$—	$990,055

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$115,739	$104,983	$84,097
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	105,559	82,497	85,400
Stock-based compensation expense	10,462	2,274	1,579
Gain on sale of property and equipment	(15,921)	(8,059)	(11,947)
Unrealized (gain) loss on interest rate swap	(4,859)	2,762	3,619
Other non-cash items	1,381	374	320
Changes in assets and liabilities:
Accounts receivable	10,540	(30,035)	(28,240)
Contract assets	(66,999)	19,288	19,677
Other current assets	(54,725)	13,562	(6,283)
Net deferred tax liabilities (assets)	25,564	(5,080)	13,947
Other long-term assets	(1,683)	2,170	1,249
Accounts payable	15,701	9,577	(13,894)
Contract liabilities	(29,111)	74,791	(1,221)
Operating lease assets and liabilities, net	(2,605)	747	(3,191)
Accrued liabilities	(24,700)	20,142	(22,924)
Other long-term liabilities	(4,596)	23,008	(3,242)
Net cash provided by operating activities	79,747	313,001	118,946
Cash flows from investing activities:
Purchase of property and equipment	(133,842)	(64,357)	(94,494)
Proceeds from sale of assets	49,548	21,851	28,621
Cash paid for acquisitions, net of cash acquired	(606,974)	—	—
Net cash used in investing activities	(691,268)	(42,506)	(65,873)
Cash flows from financing activities:
Borrowings under revolving line of credit	100,000	—	212,880
Payments on revolving line of credit	(100,000)	—	(212,880)
Proceeds from issuance of long-term debt	461,719	33,873	55,008
Payments on long-term debt	(113,851)	(68,884)	(72,077)
Proceeds from issuance of common stock	178,707	578	1,804
Purchase of common stock from a related party	—	—	(50,000)
Purchase of common stock	(14,720)	(11,453)	—
Debt issuance costs	(4,876)	—	—
Dividends paid	(12,565)	(11,594)	(12,211)
Other	(8,681)	(5,343)	(5,808)
Net cash provided by (used in) financing activities	485,733	(62,823)	(83,284)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	456	(140)	399
Net change in cash, cash equivalents and restricted cash	(125,332)	207,532	(29,812)
Cash, cash equivalents and restricted cash at beginning of the year	330,975	123,443	153,255
Cash, cash equivalents and restricted cash at end of the year	$205,643	$330,975	$123,443

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$22,224	$17,216	$16,155
Cash paid for income taxes, net of refunds received	39,256	26,594	16,647
Leased assets obtained in exchange for new operating leases	17,149	54,803	154,807

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2021	2020	2019
Dividends declared and not yet paid	$3,192	$2,887	$2,919

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our three segments.

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

Reportable Segments — Through the end of 2020, we segregated our business into five reportable segments: the Power,

Industrial and Engineering segment, the Pipeline and Underground segment, the Utilities and Distribution segment, the Transmission and Distribution segment, and the Civil segment. In the first quarter of 2021, we changed our reportable segments in connection with a realignment of our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these segments. See Note 14 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Seasonality — Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the third and fourth quarters of the year as compared to the first two quarters.

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

Principles of consolidation —The accompanying Consolidated Financial Statements include the accounts of Primoris, our wholly-owned subsidiaries and the noncontrolling interests of the Carlsbad joint venture, which is a variable interest entity (“VIE”) for which we are the primary beneficiary as determined under the provisions of ASC 810, “Consolidation”. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification —Certain previously reported amounts have been reclassified to conform to the current year presentation.

Restricted cash — Restricted cash consists primarily of contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year ended December 31,
	2021	4	2020
Cash and cash equivalents	$200,512		$326,744
Restricted cash included in prepaid expense and other current assets	5,131		4,231
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$205,643		$330,975

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

Goodwill and other intangible assets—We account for goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other”. Under ASC 350, goodwill is subject to an annual impairment test, which we perform as of the first day of the fourth quarter of each year, with more frequent testing if indicators of potential impairment exist. The impairment review is performed at the reporting unit level for those units with recorded goodwill. Our qualitative assessment is used to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If deemed necessary, we use the quantitative impairment test outlined in ASC 350, which compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on our financial plan discounted using our weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods may be used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit is in excess of its fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill of the reporting unit.

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

Functional currencies and foreign currency translation— For foreign operations where substantially all monetary transactions are in the local currency, we use the local currency as our functional currency. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment, net of tax in “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity. For certain foreign operations where substantially all monetary transactions are made in United States dollars, we use the U.S. dollar as our functional currency, with gains or losses on translation recorded in income in the period in which they are incurred. Gains or losses on foreign currency transactions are recorded in income in the period in which they are incurred.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2021 and 2020, we had cash balances of $200.5 million and $326.7 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 47.4% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2021. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 82 collective bargaining agreements to which we are a party to, 29 will require renegotiation during 2022. We have not had a significant work stoppage in more than 20 years.

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

Insurance—We self-insure worker’s compensation, general liability, and auto insurance up to $0.5 million per claim. We maintained a self-insurance reserve totaling $31.0 million and $38.7 million at December 31, 2021 and 2020, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

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

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2021 and 2020 was $2.9 million and $1.7 million, respectively.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2021, certain contracts had revisions in cost estimates from those projected at December 31, 2020. This change in estimate resulted in a decrease in net income attributable to Primoris of $38.3 million, or $0.73 and 0.72 per share (basic and diluted, respectively) for the year ended December 31, 2021.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 40.0% to 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2021, 2020 and 2019, approximately 42.9%, 47.0% and 47.2%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2021, 2020 and 2019, our management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 17 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 21—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units (“RSU”) to executives, certain senior managers and issuances of stock to non-employee members of the Board of Directors.

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

Other new pronouncements issued but not effective until after December 31, 2021 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2021:
Cash and cash equivalents	$200,512	$—	$—
Liabilities as of December 31, 2021:
Interest rate swap	$—	$4,346	$—

Assets as of December 31, 2020:
Cash and cash equivalents	$326,744	$—	$—
Liabilities as of December 31, 2020:
Interest rate swap	$—	$9,205	$—

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

2021 Acquisition

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) for approximately $604.7 million, net of cash acquired. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the communications, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. The total purchase price was funded through a combination of existing cash balances, borrowings under our term loan facility, and borrowings under our revolving credit facility. As discussed in Note 21 – “Stockholders’ Equity”, we used the net proceeds from our secondary offering to repay a portion of the borrowings incurred in connection with the acquisition of FIH.

During the fourth quarter of 2021, we finalized the estimate of fair values of the assets acquired and liabilities assumed of FIH. The tables below represent the purchase consideration and estimated fair values of the assets acquired and liabilities assumed. Significant changes since our initial estimates reported in the first quarter of 2021 primarily relate to a $6.5 million reduction in the purchase consideration for the final working capital true-up and a $4.0 million increase in the final valuation of intangible assets. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill decreased by approximately $7.2 million since the first quarter of 2021. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

Purchase consideration (in thousands)
Total purchase consideration	$615,249
Less cash acquired	(10,525)
Net cash paid	$604,724

Identifiable assets acquired and liabilities assumed (in thousands)
Cash and cash equivalents	$10,525
Accounts receivable	54,337
Contract assets	32,343
Prepaid expenses and other current assets	483
Property, plant and equipment	56,128
Operating lease assets	13,105
Intangible assets:
Customer relationships	122,000
Tradename	4,400
Other long-term assets	6,976
Accounts payable and accrued liabilities	(29,838)
Contract liabilities	(2,256)
Long-term debt (including current portion)	(959)
Noncurrent operating lease liabilities, net of current	(10,975)
Other long-term liabilities	(7,581)
Total identifiable net assets	248,688
Goodwill	366,561
Total purchase consideration	$615,249

We incorporated the operations of FIH into our Utilities segment. Goodwill associated with the FIH acquisition principally consists of expected benefits from the expansion of our services into the communications market and the expansion of our geographic presence. Goodwill also includes the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

The intangible assets acquired with the FIH acquisition consisted of Customer relationships of $122.0 million and Tradenames of $4.4 million. The Customer relationships and Tradenames are being amortized over a weighted average useful life of 19 years and one year, respectively.

For the period from January 15, 2021, the acquisition date, to December 31, 2021, FIH contributed revenue of $266.6 million and gross profit of $43.6 million.

Acquisition related costs were $14.6 million for the year ended December 31, 2021, and are included in “Transaction and related costs” on the Consolidated Statements of Income. Such costs primarily consisted of professional fees paid to advisors and the expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount.

Supplemental Unaudited Pro Forma Information for the twelve months ended December 31, 2021

The following pro forma information for the twelve months ended December 31, 2021 presents our results of operations as if the acquisition of FIH had occurred at the beginning of 2020. On October 30, 2020, FIH acquired Pridemore Case Holdings, Inc. (“Pride”), which expanded FIH’s operations. Therefore, we have included Pride’s results of operations for the period ended October 30, 2020 in the pro forma information. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using an effective tax rate of 23.8% and 27.9% for the twelve months ended December 31, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue	$3,502,078	$3,822,126
Income before provision for income taxes	164,059	138,347
Net income attributable to Primoris	124,909	99,716

Weighted average common shares outstanding:
Basic	52,727	49,341
Diluted	53,221	49,798

Earnings per share:
Basic	$2.37	$2.02
Diluted	2.35	2.00

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of December 31, 2021, we had $2.6 billion of remaining performance obligations. We expect to recognize approximately 58.6% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance in 2023.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the years ended December 31, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was $55.8 million and $9.9 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2021, we had approximately $86.9 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $79.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2021.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Unbilled revenue	$283,767	$192,176
Retention receivable	124,990	115,877
Contract materials (not yet installed)	14,902	17,796
	$423,659	$325,849

Contract assets increased by $97.8 million compared to December 31, 2020 primarily due to higher unbilled revenue, including $39.6 million related to the FIH acquisition.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Deferred revenue	$234,352	$252,781
Accrued loss provision	6,060	14,446
	$240,412	$267,227

Contract liabilities decreased by $26.8 million compared to December 31, 2020 primarily due to lower deferred revenue.

Revenue recognized for the years ended December 31, 2021 and 2020, that was included in the contract liability balance at the beginning of each year was approximately $250.4 million and $146.0 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2021
Segment	MSA	Non-MSA	Total
Utilities	$1,364,995	$292,962	$1,657,957
Energy/Renewables	166,796	1,241,415	1,408,211
Pipeline	72,058	359,406	431,464
Total	$1,603,849	$1,893,783	$3,497,632

	For the year ended December 31, 2020
Segment	MSA	Non-MSA	Total
Utilities	$1,080,158	$285,477	$1,365,635
Energy/Renewables	140,370	1,088,451	1,228,821
Pipeline	139,868	757,173	897,041
Total	$1,360,396	$2,131,101	$3,491,497

	For the year ended December 31, 2019
Segment	MSA	Non-MSA	Total
Utilities	$1,052,851	$330,955	1,383,806
Energy/Renewables	188,981	1,028,386	1,217,367
Pipeline	114,710	390,446	505,156
Total	$1,356,542	$1,749,787	$3,106,329

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$125,640	1,146,316	386,001	$1,657,957
Energy/Renewables	802,995	$307,786	$297,430	1,408,211
Pipeline	324,993	3,188	103,283	431,464
Total	$1,253,628	$1,457,290	$786,714	$3,497,632
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$130,723	$865,269	$369,643	$1,365,635
Energy/Renewables	375,718	340,684	512,419	1,228,821
Pipeline	518,556	310,780	67,705	897,041
Total	$1,024,997	$1,516,733	$949,767	$3,491,497
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2019
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$174,833	$909,867	$299,106	$1,383,806
Energy/Renewables	540,497	341,431	335,439	1,217,367
Pipeline	60,157	37,963	407,036	505,156
Total	$775,487	$1,289,261	$1,041,581	$3,106,329
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	December 31,
	2021	2020	Useful Life
Land and buildings	$144,718	$147,983	Buildings 30 Years
Leasehold improvements	19,555	16,018	Various*
Office equipment	20,045	13,239	3 - 5 Years
Construction equipment	652,296	554,788	3 - 7 Years
Solar equipment	23,552	23,552	25 years
Construction in progress	22,369	17,813
	882,535	773,393
Less: accumulated depreciation and amortization	(449,256)	(417,199)
Property and equipment, net	$433,279	$356,194

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $87.2 million, $73.7 million and $74.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2021 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2020	$96,344	$66,344	$52,415	$215,103
Goodwill acquired during the period	366,561	—	—	366,561
Balance at December 31, 2021	$462,905	$66,344	$52,415	$581,664

There were no changes in goodwill balances during the year ended December 31, 2020.

The change in goodwill by segment for 2019 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at January 1, 2019	$87,791	$66,083	$52,285	$206,159
Goodwill acquired during the period	8,553	261	130	8,944
Balance at December 31, 2019	$96,344	$66,344	$52,415	$215,103

There were no impairments of goodwill for the years ended December 31, 2021, 2020 and 2019.

The table below summarizes the intangible asset categories, which are generally amortized on a straight-line basis (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$20,440	(19,675)	765	$16,040	$(14,793)	$1,247
Customer relationships	215,227	(44,727)	170,500	91,000	(31,400)	59,600
Non-compete agreements	1,900	(1,845)	55	1,900	(1,735)	165
Total	$237,567	$(66,247)	$171,320	$108,940	$(47,928)	$61,012

Amortization expense of intangible assets was $18.3 million, $8.8 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2021 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2022	$13,427
2023	12,409
2024	11,690
2025	10,968
2026	10,518
Thereafter	112,308
$171,320

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2021 and 2020, accounts payable included retention amounts of approximately $15.2 million and $12.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,	December 31,
	2021	2020
Payroll and related employee benefits	$77,887	$81,088
Current operating lease liability	61,587	73,033
Casualty insurance reserves	7,107	8,365
Corporate income taxes and other taxes	7,967	13,783
Other	20,273	24,404
	$174,821	$200,673

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2021	2020
Term loan	$520,281	$192,500
Commercial equipment notes	107,934	85,783
Mortgage notes	37,445	38,795
Total debt	665,660	317,078
Unamortized debt issuance costs	(4,198)	(521)
Total debt, net	$661,462	$316,557
Less: current portion	(67,230)	(47,722)
Long-term debt, net of current portion	$594,232	$268,835

The weighted average interest rate on total debt outstanding at December 31, 2021 and 2020 was 2.8% and 3.7%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2022	$67,230
2023	55,985
2024	49,575
2025	57,120
2026	424,190
Thereafter	11,560
$665,660

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2021, interest rates ranged from 1.60% to 4.40% per annum and maturity dates range from March 2022 through October 2026. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2021, interest rates ranged from 4.21% to 4.50% per annum and maturity dates range from January 2025 through November 2028. The notes are secured by certain real estate.

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

At December 31, 2021, commercial letters of credit outstanding were $42.0 million. Other than commercial letters of credit, there were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $158.0 million at December 31, 2021.

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

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, with a minimum prepayment of $5.0 million. During the year ended December 31, 2021, we made additional payments on our New Term Loan of $42.6 million.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2021.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.00% at December 31, 2021. See Note 10 – “Derivative Instruments”.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada.  The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2021, commercial letters of credit outstanding were $0.4 million in Canadian dollars, and the available borrowing capacity was $3.6 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC.  At December 31, 2021, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2021, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of December 31, 2021 and 2020, our outstanding interest rate swap agreement contained a notional amount of $134.1 million and $144.4. million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2021	2020
Interest rate swap	Other long-term liabilities	$4,346	$9,205

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of (Gain) Loss Recognized	Year Ended December 31,
	on Derivatives	2021	2020	2019
Interest rate swap	Interest expense, net	$(838)	$6,203	$4,601

Note 11 — Noncontrolling Interests

We owned a 50% interest in the Carlsbad joint venture which operated in the Energy/Renewables segment. The joint venture was determined to be a VIE and we were determined to be the primary beneficiary as a result of our significant influence over the joint venture operations.

The joint venture was a partnership, and consequently, only the tax effect of our share of the income was recognized by us. The net assets of the joint venture were restricted for use by the specific project and were not available for our general operations.

The Carlsbad joint venture operating activities began in 2015 and are included in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$350	$75	$5,970
Net income attributable to noncontrolling interests	128	9	1,770

The project is complete, the warranty period expired, and dissolution of the joint venture occurred in December 2021. The Carlsbad joint venture made final distributions of $0.2 million to the noncontrolling interest and $0.2 million to us during the year ended December 31, 2021. The Carlsbad joint venture made distributions of $1.0 million to the noncontrolling interest and $1.0 million to us during the year ended December 31, 2020. The Carlsbad joint venture made distributions of $3.5 million to the noncontrolling interest and $3.5 million to us during the year ended December 31, 2019. In addition, we did not make any capital contributions to the Carlsbad joint venture during the years ended December 31, 2021, 2020, and 2019.

The total balance sheet amounts for the Carlsbad joint venture, which is included in our Consolidated Balance Sheet as of December 31, 2020, is immaterial to the consolidated financial statements.

Note 12—Leases

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

Our leases have remaining lease terms that expire at various dates through 2031, some of which may include options to extend the leases for up to 5 years. The exercise of lease extensions is at our sole discretion. Periodically, we sublease excess facility space, but any sublease income is generally not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense (1)	$80,974	$90,965	$77,222

________________________________________

(1)	Includes short-term leases, which are immaterial.

Our operating lease liabilities are reported on the Consolidated Balance Sheet as follows (in thousands):

	December 31,	December 31,
	2021	2020
Accrued liabilities	$61,587	$73,033
Noncurrent operating lease liabilities, net of current portion	98,059	137,913
	$159,646	$210,946

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments
2022	$65,837
2023	52,008
2024	25,737
2025	8,264
2026	5,223
Thereafter	11,568
Total lease payments	$168,637
Less imputed interest	(8,991)
Total	$159,646

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$82,972	$93,107
Weighted-average remaining lease term on operating leases (years)	3.32	3.51
Weighted-average discount rate on operating leases	3.43%	3.59%

Note 13—Commitments and Contingencies

Legal proceedings—We are subject to other claims and legal proceedings arising out of our business. We record costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss.

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

Bonding—As of December 31, 2021 and 2020, we had bid and completion bonds issued and outstanding totaling approximately $3.2 billion. The remaining performance obligation on those bonded projects totaled approximately $1.2 billion and $696.0 million, respectively.

Note 14—Reportable Segments

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

The following is a brief description of the reportable segments:

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communications systems.

The Energy/Renewables segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum, refining, and petrochemical industries, as well as state departments of transportation.

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

Segment Revenue

Revenue by segment for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	For the year ended December 31,
	2021		2020		2019
		% of		% of		% of
		Total		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Utilities	$1,657,957	47.4%	$1,365,635	39.1%	$1,383,806	44.5%
Energy/Renewables	1,408,211	40.3%	1,228,821	35.2%	1,217,367	39.2%
Pipeline	431,464	12.3%	897,041	25.7%	505,156	16.3%
Total	$3,497,632	100.0%	$3,491,497	100.0%	$3,106,329	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	For the year ended December 31,
	2021		2020		2019
		% of		% of		% of
		Segment		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$186,287	11.2%	$177,836	13.0%	$139,225	10.1%
Energy/Renewables	150,286	10.7%	94,919	7.7%	130,151	10.7%
Pipeline	80,087	18.6%	97,459	10.9%	61,550	12.2%
Total	$416,660	11.9%	$370,214	10.6%	$330,926	10.7%

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.5%, 3.5% and 5.8% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, approximately 3.5% and 3.9%, respectively of total assets were located outside of the United States.

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

We contributed $39.7 million, $48.4 million, and $41.0 million, to multiemployer pension plans for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were charged to the related construction contracts in process. Contributions during 2020 were higher than 2021 and 2019 as a result of a greater number of man-hours worked by our union labor.

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

During the last three years, we made annual contributions to 36 pension plans. None of the significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2021, 2020 and 2019.

Our participation in significant plans for the years ended December 31, 2021, 2020 and 2019 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Thousands)
Pension Fund Name	Number	2021	2020	Implemented	Imposed	Date	2021	2020	2019

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2021	Green as of January 31, 2020	No	No	6/4/2023	$4,985	$7,734	$6,572

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2021	Green as of May 31, 2020	No	No	6/30/2023	3,943	2,581	2,823

Plumbers & Pipefitters National Pension Fund	52-6152779/002	Yellow as of June 30 2021	Yellow as of June 30 2020	No	No	9/30/2022	3,510	3,570	3,659

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2020	Green as of December 31, 2019	No	No	8/31/2026	3,456	3,312	3,078

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2020	Green as of December 31, 2019	No	No	6/1/2025	3,299	3,386	3,108

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2020	Green as of December 31, 2019	No	No	6/30/2022	3,254	2,844	2,886

Laborers International Union of North America National Pension Fund	52-6074345/001	Green as of December 31, 2020	Yellow as of December 31, 2019	No	No	6/1/2025	2,832	5,206	3,969
				Contributions to significant plans			25,279	28,633	26,095
				Contributions to other multiemployer plans			14,391	19,764	14,905

				Total contributions made			$39,670	$48,397	$41,000

Note 16—Company Retirement Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2019 through 2021. Matching contributions to all defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were $11.6 million, $8.4 million, and $7.0 million, respectively. The increase in matching contributions in 2021 is primarily due to an increase in headcount from the FIH acquisition. We have no other post-retirement benefits.

Note 17—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Incentive Compensation Plans — We have a long-term incentive compensation plan (“ICP”) and a long-term retention plan (“LTR Plan”) for certain senior managers and executives. Participants in the ICP receive a portion of their annual earned bonus in the form of RSUs that vest ratably over a three year period. Generally, except in the case of death, disability or involuntary separation from service, the RSUs are vested to the participant only if actively employed by us on the payment or vesting date. Participants in the LTR Plan defer receipt of one half of their annual earned bonus for one year. Participants in the LTR Plan may also elect to purchase our common stock at a discounted price. For bonuses earned in 2021 and 2020, participants in the LTR Plan could elect to use up to one sixth of their bonus amount to purchase shares of our common stock at a discounted price. The purchase price was calculated as 75% of the average market closing price for the month of December 2021 and December 2020, respectively. The discount is treated as compensation to the participant.

Stock-based compensation — In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). The Equity Plan provides for the grant of share-based awards for up to 2.5 million shares of common stock. At December 31, 2021, there were 0.9 million shares of common stock remaining available for grant. RSUs granted under the Equity Plan are documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the individual. The RSUs are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

The table below presents the activity for 2021:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2020	289,143	$21.91
Granted	434,576	31.69
Vested	(158,826)	23.77
Forfeited	(26,553)	28.14
Balance at December 31, 2021	538,340	28.96

During 2020, 184,256 RSUs were granted with a weighted-average grant date fair value per unit of $19.66. The total fair value of RSUs that vested during 2021, 2020 and 2019 was $4.6 million, $0.6 million and $1.2 million, respectively.

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Forfeitures of stock-based awards are recognized as they occur.

The fair value of the RSUs was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the years ended December 31, 2021, 2020 and 2019, we recognized $10.5 million, $2.3 million, and $1.6 million, respectively, in compensation expense. At December 31, 2021, approximately $10.8 million of unrecognized compensation expense remains for the RSUs, which will be recognized over a weighted average period of 2.11 years.

Note 18—Related Party Transactions

In December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share. The share purchase was made pursuant to our $50.0 million purchase program authorized by our Board of Directors in October 2019. The governing Share Purchase Agreement contained a “standstill” covenant prohibiting the former member of our Board of Directors from selling any additional shares of our Common Stock through May 26, 2020.

Note 19—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$140,307	$140,346	$107,639
Foreign	11,550	5,293	10,270
Total	$151,857	$145,639	$117,909

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision
Federal	$3,678	$37,315	$12,513
State	4,471	6,680	4,398
Foreign	2,405	1,741	2,954
	10,554	45,736	19,865
Deferred provision (benefit)
Federal	22,607	(3,207)	12,283
State	2,372	(1,064)	1,940
Foreign	585	(809)	(276)
	25,564	(5,080)	13,947

Total	$36,118	$40,656	$33,812

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax impact	3.9	3.1	4.4
Tax credits	(1.1)	(0.8)	(1.7)
Income taxed at rates greater than U.S.	0.2	0.2	1.1
Nondeductible meals & entertainment	0.2	3.3	3.0
Nondeductible compensation	0.3	0.3	0.7
Other items	(0.7)	0.8	0.6
Effective tax rate excluding income attributable to noncontrolling interests	23.8	27.9	29.1
Impact of income from noncontrolling interests on effective tax rate	—	—	(0.4)
Effective tax rate	23.8%	27.9%	28.7%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 23%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2019 through 2021.

Deferred taxes are recognized for temporary differences between the financial reporting bases and tax bases of assets and liabilities and are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income, the length of the tax asset carryforward periods, and tax planning strategies.

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued compensation	$4,178	$1,810
Accrued workers compensation	3,252	5,035
Net operating losses	36,517	37,013
Capital loss carryforward	9,776	10,974
Lease liabilities	30,461	47,955
Insurance reserves	4,555	7,200
Loss reserves	2,163	4,191
Tax credits	1,540	825
State income taxes	73	872
Interest rate swap	1,013	2,412
Deferred payroll tax	5,404	10,687
Other	1,308	1,269
Total deferred tax assets	100,240	130,243
Deferred tax liabilities
Depreciation and amortization	(84,371)	(66,150)
Prepaid expenses and other	(796)	(1,387)
Lease assets	(31,069)	(47,961)
Total deferred tax liabilities	(116,236)	(115,498)

Valuation allowance	(21,207)	(26,384)

Net deferred tax liabilities	$(37,203)	$(11,639)

The valuation allowances for deferred income tax assets at December 31, 2021 and 2020 were $21.2 million and $26.4 million, respectively. These valuation allowances relate to state and foreign net operating loss carryforwards, U.S. capital loss carryforwards and foreign tax credits. The net changes in the total valuation allowance for each of the years ended December 31, 2021 and 2020 were decreases of $5.2 million and $1.5 million, respectively. The valuation allowances were established primarily as a result of uncertainty in Primoris’ outlook as to the amount and character of future taxable income required in particular tax jurisdictions in order to utilize certain tax losses. Primoris believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.

As of December 31, 2021, we have remaining tax effected U.S. federal and state net operating loss carryforwards of $22.2 million and $9.7 million, respectively. Our foreign net operating loss carryforward and foreign tax credit remaining are $4.6 million and $0.7 million, respectively. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the net operating loss was incurred. Foreign tax credits generally expire after 10 years and Australian net operating losses are carried forward indefinitely. As of December 31, 2021, the tax effect of our U.S. capital loss carryforward totaled $9.8 million. The U.S. capital losses expire in 2023.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$1,553	$815	$890
Increases in balances for tax positions taken during the current year	288	377	295
Increases in balances for tax positions taken during prior years	83	717	—
Settlements and effective settlements with tax authorities	(416)	(158)	(231)
Lapse of statute of limitations	(171)	(198)	(139)
Total	$1,337	$1,553	$815

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

We believe it is reasonably possible that decreases of up to $0.4 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation and settlements with tax authorities.

Our federal income tax returns are generally no longer subject to examination for tax years before 2018. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2016.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments during part of 2020 as allowed under the CARES Act. This deferral was $42.1 million and $40.8 million at December 31, 2021 and 2020, respectively and is included in Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheet. Half of the tax deferral was paid to the U.S. Treasury on January 3, 2022, and the other half is due on January 3, 2023.

Note 20—Dividends and Earnings Per Share

We have declared cash dividends during 2019, 2020 and 2021 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 26, 2019	March 29, 2019	April 15, 2019	$0.06
May 3, 2019	June 28, 2019	July 15, 2019	0.06
August 2, 2019	September 30, 2019	October 15, 2019	0.06
October 31, 2019	December 31, 2019	January 15, 2020	0.06
February 21, 2020	March 31, 2020	April 15, 2020	0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06
July 31, 2020	September 30, 2020	October 15, 2020	0.06
November 5, 2020	December 31, 2020	January 15, 2021	0.06
February 19, 2021	March 31, 2021	April 15, 2021	0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06
November 3, 2021	December 31, 2021	January 14, 2022	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to Primoris	$115,611	$104,974	$82,327

Denominator:
Weighted average shares for computation of basic earnings per share:	52,674	48,303	50,784
Dilutive effect of shares issued to independent directors	3	5	3
Dilutive effect of RSUs	484	325	297
Weighted average shares for computation of diluted earnings per share	53,161	48,633	51,084

Earnings per share attributable to Primoris:
Basic	$2.19	$2.17	$1.62
Diluted	$2.17	$2.16	$1.61

Note 21—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock.  No shares of Preferred Stock were outstanding at December 31, 2021 and 2020.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 53,194,585 and 48,110,442 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

We issued 25,987 shares of common stock in 2021, 34,524 shares of common stock in 2020, and 114,106 shares of common stock in 2019 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.5 million in 2021, $0.6 million in 2020, and $1.8 million in 2019. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2021, 2020 and 2019 were for bonus amounts earned in 2020, 2019 and 2018 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31, 2021, 2020, and 2019, we issued 32,920, 47,928, and 30,155 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

During the years ended December 31, 2021, 2020, and 2019, 122,690, 57,112 and 122,319 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

In connection with the acquisition of FIH, we offered certain FIH employees the option to purchase shares of our common stock at a 15 percent discount of the closing market price of our common stock on the date of the acquisition. During the year ended December 31, 2021, such employees purchased 1,038,309 shares of common stock, net of forfeitures for tax withholdings, with payment made to us of $28.9 million, resulting in the recognition of $5.1 million in stock compensation expense included in Transaction and related costs in the Consolidated Statement of Income.

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

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2021, we purchased and cancelled 635,763 shares of common stock, which in the aggregate equaled $14.7 million at an average share price of $23.15. As of December 31, 2021, we had $10.3 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2022.

In February 2020, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2020, we purchased and cancelled 694,260 shares of common stock, which in the aggregate equaled $11.5 million at an average share price of $16.50. The share purchase plan expired on December 31, 2020.

In October 2019, our Board of Directors authorized a $50.0 million share purchase program. Under the share purchase program, we could, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. As discussed in Note 18—“Related Party Transactions”, in December 2019, we purchased and cancelled an aggregate of 2,316,960 shares of our Common Stock from a former member of our Board of Directors, in a private transaction for an aggregate purchase price of $50.0 million or $21.58 per share.

Note 22—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2021
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$818,329	$881,610	$913,245	$884,448
Gross profit	80,181	113,026	127,436	96,017
Net income	5,848	36,295	44,056	29,540
Net income attributable to Primoris	5,850	36,290	44,053	29,418

Earnings per share:
Basic earnings per share	$0.12	$0.68	$0.82	$0.55
Diluted earnings per share	0.12	0.67	0.81	0.54

Weighted average shares outstanding
Basic	49,503	53,729	53,769	53,625
Diluted	50,026	54,285	54,367	54,172

	Year Ended December 31, 2020
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$743,243	$908,216	$942,700	$897,338
Gross profit	47,810	100,967	123,681	97,756
Net (loss) income	(3,734)	32,962	43,943	31,812
Net (loss) income attributable to Primoris	(3,737)	32,959	43,941	31,811

Earnings per share:
Basic earnings per share	$(0.08)	$0.68	$0.91	$0.66
Diluted earnings per share	(0.08)	0.68	0.90	0.66

Weighted average shares outstanding
Basic	48,588	48,270	48,253	48,104
Diluted	48,588	48,668	48,574	48,410