Form 10-Q
period 2022-03-31
Primoris Services Corp
filed 2022-05-10
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

At May 2, 2022, 53,330,497 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$173,505	$200,512
Accounts receivable, net	450,405	471,656
Contract assets	469,918	423,659
Prepaid expenses and other current assets	120,329	86,263
Total current assets	1,214,157	1,182,090
Property and equipment, net	458,616	433,279
Operating lease assets	145,023	158,609
Deferred tax assets	1,341	1,307
Intangible assets, net	167,710	171,320
Goodwill	583,534	581,664
Other long-term assets	27,058	15,058
Total assets	$2,597,439	$2,543,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,563	$273,463
Contract liabilities	292,421	240,412
Accrued liabilities	193,070	174,821
Dividends payable	3,198	3,192
Current portion of long-term debt	65,972	67,230
Total current liabilities	844,224	759,118
Long-term debt, net of current portion	599,290	594,232
Noncurrent operating lease liabilities, net of current portion	86,467	98,059
Deferred tax liabilities	38,521	38,510
Other long-term liabilities	41,173	63,353
Total liabilities	1,609,675	1,553,272
Commitments and contingencies (See Note 14)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 53,308,136 and 53,194,585 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	263,486	261,918
Retained earnings	722,561	727,433
Accumulated other comprehensive income	1,711	698
Total stockholders’ equity	987,764	990,055
Total liabilities and stockholders’ equity	$2,597,439	$2,543,327

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$784,384	$818,329
Cost of revenue	727,898	738,148
Gross profit	56,486	80,181
Selling, general and administrative expenses	55,455	53,432
Transaction and related costs	323	13,896
Operating income	708	12,853
Other income (expense):
Foreign exchange (loss) gain, net	(116)	23
Other expense, net	(9)	(5)
Interest expense, net	(2,876)	(4,636)
(Loss) income before benefit (provision) for income taxes	(2,293)	8,235
Benefit (provision) for income taxes	619	(2,387)
Net (loss) income	(1,674)	5,848

Dividends per common share	$0.06	$0.06

(Loss) earnings per share:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

Weighted average common shares outstanding:
Basic	53,240	49,503
Diluted	53,240	50,026

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income	$(1,674)	$5,848
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,013	461
Comprehensive (loss) income	$(661)	6,309

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433		$698		$990,055
Net loss	—	—	—	(1,674)		—		(1,674)
Foreign currency translation adjustments, net of tax	—	—	—	—		1,013		1,013
Issuance of shares	33,430	—	861	—		—		861
Conversion of Restricted Stock Units, net of shares withheld for taxes	80,121	—	(846)	—		—		(846)
Stock-based compensation	—	—	1,553	—		—		1,553
Dividends declared ($0.06 per share)	—	—	—	(3,198)		—		(3,198)
Balance, March 31, 2022	53,308,136	$6	$263,486	$722,561		$1,711		$987,764

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,731		$958		$714,792
Net income	—	—	—	5,848		—		5,848
Foreign currency translation adjustments, net of tax	—	—	—	—		461		461
Issuance of shares, net of issuance costs	5,573,782	1	177,932	—		—		177,933
Conversion of Restricted Stock Units, net of shares withheld for taxes	39,764	—	(599)	—		—		(599)
Stock-based compensation	—	—	6,152	—		—		6,152
Dividend equivalent Units accrued - Restricted Stock Units	—	—	1	(1)		—		—
Dividends declared ($0.06 per share)	—	—	—	(3,223)		—		(3,223)
Balance, March 31, 2021	53,723,988	$6	$272,584	$627,355		$1,419		$901,364

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,674)	$5,848
Adjustments to reconcile net (loss) income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	20,172	24,852
Stock-based compensation expense	1,553	6,152
Gain on sale of property and equipment	(4,538)	(2,743)
Unrealized gain on interest rate swap	(2,896)	(1,283)
Other non-cash items	345	151
Changes in assets and liabilities:
Accounts receivable	25,691	10,321
Contract assets	(45,972)	(7,546)
Other current assets	(32,570)	(14,216)
Other long-term assets	(12,826)	(153)
Accounts payable	12,114	186
Contract liabilities	51,969	(13,625)
Operating lease assets and liabilities, net	(255)	(1,343)
Accrued liabilities	(4,524)	2,406
Other long-term liabilities	(12)	(1,034)
Net cash provided by operating activities	6,577	7,973
Cash flows from investing activities:
Purchase of property and equipment	(33,165)	(19,078)
Proceeds from sale of assets	4,354	2,091
Cash paid for acquisitions, net of cash acquired	(4,063)	(613,224)
Net cash used in investing activities	(32,874)	(630,211)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	100,000
Payments on revolving line of credit	—	(100,000)
Proceeds from issuance of long-term debt	30,000	400,000
Payments on long-term debt	(26,462)	(59,353)
Proceeds from issuance of common stock	422	178,863
Debt issuance costs	—	(4,876)
Dividends paid	(3,192)	(2,887)
Other	(1,994)	(3,283)
Net cash (used in) provided by financing activities	(1,226)	508,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	502	259
Net change in cash, cash equivalents and restricted cash	(27,021)	(113,515)
Cash, cash equivalents and restricted cash at beginning of the period	205,643	330,975
Cash, cash equivalents and restricted cash at end of the period	$178,622	$217,460

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$5,489	$5,875
Cash paid for income taxes, net of refunds received	(347)	(1,728)
Leased assets obtained in exchange for new operating leases	3,411	4,671

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2022	2021
Dividends declared and not yet paid	$3,198	$3,223

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

We have customer relationships with major utility, communications, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A substantial portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

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

Reportable Segments — The current reportable segments include the Utilities segment, the Energy/Renewables segment and the Pipeline Services (“Pipeline”) segment. See Note 15 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2022, which contains our audited consolidated financial statements for the year ended December 31, 2021, have been omitted.

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

Restricted cash — Restricted cash consists primarily of contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$173,505	$212,770
Restricted cash included in prepaid expense and other current assets	5,117	4,690
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$178,622	$217,460

	December 31,
	2021	2020
Cash and cash equivalents	$200,512	$326,744
Restricted cash included in prepaid expense and other current assets	5,131	4,231
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$205,643	$330,975

Depreciation — Effective January 1, 2022, we changed our estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of equipment that previously ranged three to seven years were increased to a range of three to ten years. The effect of this change in estimate reduced depreciation expense by $5.8 million, decreased net loss by $4.2 million, and decreased basic and diluted loss per share by $0.08 for the three months ended March 31, 2022.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 40% to 50% of total revenue; however, the companies that comprise the top ten vary from year to year.

For each of the three months ended March 31, 2022 and 2021, approximately 45.4% of total revenue was generated from our top ten customers. For the three months ended March 31, 2022 one solar energy customer represented approximately 10.1% of total revenue and for the three months ended March 31, 2021, no single customer accounted for more than 10% of total revenue.

Note 3—Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2022:
Cash and cash equivalents	$173,505	$—	$—
Liabilities as of March 31, 2022:
Interest rate swap	—	1,450	—
Contingent consideration	—	—	2,757

Assets as of December 31, 2021:
Cash and cash equivalents	200,512	—	—
Liabilities as of December 31, 2021:
Interest rate swap	$—	$4,346	$—

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

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as a non-operating charge in our Statement of Operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability of the acquired company meeting the contractual operating performance target and the estimated discount rate (a rate that approximates our cost of capital). Significant changes in either of those inputs in isolation would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date and on March 31, 2022 was $2.8 million. Under ASC 805, “Business Combinations”, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved.

Note 4—Acquisitions

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired ASP for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $3.1 million of fixed assets, $1.9 million of working capital, and $1.9 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to property, plant and equipment, identifiable intangible assets, and working capital. We incorporated the operations of ASP into our Energy/Renewables segment. Goodwill associated with the ASP acquisition principally consists of the value of the assembled workforce. Based on the current Canadian tax treatment, goodwill is expected to be deductible at a rate of 5% per year.

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) for approximately $604.7 million, net of cash acquired. FIH is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the communication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. The total purchase price was funded through a combination of existing cash balances, borrowings under our term loan facility, and borrowings under our revolving credit facility.

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

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2021

The following pro forma information for the three months ended March 31, 2021 presents our results of operations as if the acquisition of FIH had occurred at the beginning of 2020. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 29.0% for the three months ended March 31 2021.

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

Three Months Ended March 31,
2021
(unaudited)
Revenue	$822,775
Income before provision for income taxes	15,057
Net income	10,693

Weighted average common shares outstanding:
Basic	49,665
Diluted	50,194

Earnings per share:
Basic	$0.22
Diluted	0.21

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

As of March 31, 2022, we had $2.6 billion of remaining performance obligations. We expect to recognize approximately 64.1% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by the end of 2023.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2022, revenue recognized related to performance obligations satisfied in previous periods was $3.4 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2022, we had approximately $103.6 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $94.3 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2022.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Unbilled revenue	$317,880	$283,767
Retention receivable	134,189	124,990
Contract materials (not yet installed)	17,849	14,902
	$469,918	$423,659

Contract assets increased by $46.3 million compared to December 31, 2021 primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date, and

●	the accrued loss provision

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Deferred revenue	$281,826	$234,352
Accrued loss provision	10,595	6,060
	$292,421	$240,412

Contract liabilities increased by $52.0 million compared to December 31, 2021 primarily due to higher deferred revenue.

Revenue recognized for the three months ended March 31, 2022, that was included in the contract liability balance at December 31, 2021, was approximately $172.3 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2022
Segment	MSA	Non-MSA	Total
Utilities	$290,366	$68,362	$358,728
Energy/Renewables	45,234	313,816	359,050
Pipeline	13,695	52,911	66,606
Total	$349,295	$435,089	$784,384

	For the three months ended March 31, 2021
Segment	MSA	Non-MSA	Total
Utilities	$277,967	$57,045	335,012
Energy/Renewables	42,586	310,278	352,864
Pipeline	17,710	112,743	130,453
Total	$338,263	$480,066	$818,329

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$31,517	$242,309	$84,902	$358,728
Energy/Renewables	219,021	82,572	57,457	359,050
Pipeline	55,152	665	10,789	66,606
Total	$305,690	$325,546	$153,148	$784,384
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$27,516	$229,743	$77,753	$335,012
Energy/Renewables	188,234	78,743	85,887	352,864
Pipeline	113,157	665	16,631	130,453
Total	$328,907	$309,151	$180,271	$818,329
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

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for the three months ended March 31, 2022 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2021	$462,905	$66,344	$52,415	$581,664
Goodwill acquired during the period	—	1,870	—	1,870
Balance at March 31, 2022	$462,905	$68,214	$52,415	$583,534

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradename	$20,440	(20,024)	416	$20,440	$(19,675)	$765
Customer relationships	215,227	(47,960)	167,267	215,227	(44,727)	170,500
Non-compete agreements	1,900	(1,873)	27	1,900	(1,845)	55
Total	$237,567	$(69,857)	$167,710	$237,567	$(66,247)	$171,320

Amortization expense of intangible assets was $3.6 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2022 (remaining nine months)	$9,817
2023	12,409
2024	11,690
2025	10,968
2026	10,518
Thereafter	112,308
$167,710

Note 7—Accounts Payable and Accrued Liabilities

At March 31, 2022 and December 31, 2021, accounts payable included retention amounts of approximately $17.4 million and $15.2 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related employee benefits	$96,693	$77,887
Current operating lease liability	59,342	61,587
Casualty insurance reserves	8,082	7,107
Corporate income taxes and other taxes	6,726	7,967
Other	22,227	20,273
	$193,070	$174,821

Note 8 — Debt

Long-term debt and credit facilities consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan	$512,875	$520,281
Commercial equipment notes	123,254	107,934
Mortgage notes	33,068	37,445
Total debt	669,197	665,660
Unamortized debt issuance costs	(3,935)	(4,198)
Total debt, net	$665,262	$661,462
Less: current portion	(65,972)	(67,230)
Long-term debt, net of current portion	$599,290	$594,232

The weighted average interest rate on total debt outstanding at March 31, 2022 and December 31, 2021 was 3.0% and 2.8%, respectively.

Credit Agreement

Our credit agreement consists of a $592.5 million term loan (the “Term Loan”) and a $200.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Agreement”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and the Credit Agreement contains an accordion feature that would allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million. The maturity date of the credit agreement is January 15, 2026. At March 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility, commercial letters of credit outstanding were $39.4 million, and available borrowing capacity was $160.6 million.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at March 31, 2022.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our original Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.00% at March 31, 2022.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At March 31, 2022, commercial letters of credit outstanding were $0.7 million in Canadian dollars, and the available borrowing capacity was $3.3 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At March 31, 2022, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At March 31, 2022, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Amended Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, which was not designated as a hedge for accounting purposes. The notional amount of the swap is adjusted down each quarter by a portion of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of March 31, 2022, and December 31, 2021, our outstanding interest rate swap agreement contained a notional amount of $131.0 million and $134.1 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2022	2021
Interest rate swap	Other long-term liabilities	$1,450	$4,346

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of Gain Recognized	March 31,
	on Derivatives	2022	2021
Interest rate swap	Interest expense, net	$1,967	$277

Cash flows from derivatives settled are reported as cash flows from operating activities.

Note 10—Income Taxes

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

The effective tax rate on income for the three months ended March 31, 2022 and 2021 was 27.0% and 29.0%, respectively. For the first three months of 2022 our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes. For the first three months of 2021, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments through the end of 2020 as allowed under the CARES Act. The remaining deferral balance was $21.7 million at March 31, 2022, and is included in Accrued liabilities on our Condensed Consolidated Balance Sheets. The deferral amount is due to the U.S. Treasury on January 3, 2023.

Note 11—Dividends and Earnings Per Share

We paid cash dividends during 2022 and 2021 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 19, 2021	March 31, 2021	April 15, 2021	$0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06
November 3, 2021	December 31, 2021	January 14, 2022	0.06
February 24, 2022	March 31, 2022	April 15, 2022	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(1,674)	$5,848

Denominator:
Weighted average shares for computation of basic earnings per share:	53,240	49,503
Dilutive effect of shares issued to independent directors (1)	—	5
Dilutive effect of Restricted Stock Units ("RSUs") (1)	—	518
Weighted average shares for computation of diluted earnings per share	53,240	50,026

(Loss) earnings per share:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

(1)	The dilutive effect of shares issued to independent directors and restricted stock units of 6 and 546, respectively, for the three months ended March 31, 2022, were excluded from the weighted average diluted shares outstanding for the three months ended March 31, 2022, as their inclusion would be anti-dilutive.

Note 12—Stockholders’ Equity

Common stock

We issued 23,782 and 25,987 shares of common stock in the three months ended March 31, 2022 and 2021, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.6 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2022 were a portion of bonus amounts earned in 2021, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2021. The shares purchased in the three months ended March 31, 2021 were for bonus amounts earned in 2020, and the number of shares was calculated at 75% of the average daily closing market price during December 2020.

During the three months ended March 31, 2022 and 2021, we issued 9,648 and 9,486 shares of common stock, respectively as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2022 and 2021, a total of 80,121 and 39,764 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

In connection with the acquisition of FIH, we offered certain FIH employees the option to purchase shares of our common stock at a 15 percent discount of the closing market price of our common stock on the date of the acquisition. During the three months ended March 31, 2021, such employees purchased 1,038,309 shares of common stock, net of forfeitures for tax withholdings, with payment made to us of $28.9 million, resulting in the recognition of $5.1 million in stock compensation expense included in Transaction and related costs in the Condensed Consolidated Statements of Operations.

Secondary Offering

In March 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the underwriters, in connection with a public offering, pursuant to which we agreed to issue and sell 4,500,000 shares of common stock, par value $.0001 per share. The shares were offered and sold at a public offering price of $35.00 per share. Our gross proceeds of the offering, before deducting underwriting discounts, commissions and offering expenses, were approximately $157.5 million. Our net proceeds were approximately

$149.3 million and were used to repay a portion of the borrowings incurred under our Credit Agreement in connection with the acquisition of FIH.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the three months ended March 31, 2022, we did not purchase any shares of common stock. As of March 31, 2022, we had $25.0 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2022.

Note 13—Leases

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense (1)	$17,596	$21,656

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accrued liabilities	$59,342	$61,587
Noncurrent operating lease liabilities, net of current portion	86,467	98,059
	$145,809	$159,646

Note 14—Commitments and Contingencies

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

Management is unable to ascertain the ultimate outcome of claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to such claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flow.

Bonding — At March 31, 2022 and December 31, 2021, we had bid and completion bonds issued and outstanding totaling approximately $2.5 billion and $3.2 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $1.0 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively.

Note 15—Reportable Segments

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
	2022		2021
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$358,728	45.7%	$335,012	40.9%
Energy/Renewables	359,050	45.8%	352,864	43.2%
Pipeline	66,606	8.5%	130,453	15.9%
Total	$784,384	100.0%	$818,329	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2022		2021
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$22,354	6.2%	$21,716	6.5%
Energy/Renewables	39,931	11.1%	42,672	12.1%
Pipeline	(5,799)	(8.7%)	15,793	12.1%
Total	$56,486	7.2%	$80,181	9.8%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2022 and at December 31, 2021 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.8% and 3.5% generated from sources outside of the United States during the three months ended March 31, 2022 and 2021, respectively, principally in Canada. At March 31, 2022 and December 31, 2021, approximately 3.9% and 3.5%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (“First Quarter 2022 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2022 Report, our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2022 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2022 Report and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts or an output basis based on units completed.

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

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired ASP for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. We incorporated the operations of ASP into our Energy/Renewables segment.

Acquisition of Future Infrastructure Holdings, LLC.

On January 15, 2021, we acquired Future Infrastructure Holdings, LLC (“FIH”) for approximately $604.7 million, net of cash acquired. FIH was incorporated into our Utilities segment and is a provider of non-discretionary maintenance, repair, upgrade, and installation services to the communication, regulated gas utility, and infrastructure markets. FIH furthers our strategic plan to expand our service lines, enter new markets, and grow our MSA revenue base. The transaction directly aligns with our strategy to grow in large, higher growth, higher margin markets, and expands our utility services capabilities. The total purchase price was funded through a combination of existing cash balances, borrowings under our term loan facility, and borrowings under our revolving credit facility.

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

Since March 2020, the COVID-19 outbreak has adversely impacted global activity and contributed to significant volatility in financial markets. While our services have generally been unaffected by various government measures enacted to slow the spread of COVID-19, the initial impacts to all segments were various levels of project interruptions and restrictions that delayed project timelines from those originally planned. In some cases, we experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We were also restricted from completing work or prevented from starting work on certain projects. While we continue to be impacted by some of these factors in 2022, the primary impacts to our business through the first quarter of 2022 are inefficiencies in our workforce from absenteeism because of illness or quarantining. However, despite these impacts, our business model appears to be resilient, and we have adapted accordingly.

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

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses since utilities defer routine replacement and repair during their period of peak demand. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since December 31, 2021.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2022 to the three months ended March 31, 2021.

Revenue

Revenue was $784.4 million for the three months ended March 31, 2022, a decrease of $33.9 million, or 4.1%, compared to the same period in 2021. The decrease was primarily due to lower revenue in our Pipeline segment, partially offset by growth in our Utilities and Energy/Renewables segments.

Gross Profit

Gross profit was $56.5 million for the three months ended March 31, 2022, a decrease of $23.7 million, or 29.6%, compared to the same period in 2021. The decrease was primarily due to a decrease in revenue and margins. Gross profit as a percentage of revenue decreased to 7.2% for the three months ended March 31, 2022, compared to 9.8% for the same period in 2021, primarily as a result of negative gross margins in our Pipeline segment, as more fully described below. Partially offsetting the overall decline was the favorable impact of the change in useful lives of certain equipment which reduced our depreciation expense for the three months ended March 31, 2022 by $5.8 million.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $55.5 million during the three months ended March 31, 2022, an increase of $2.0 million, or 3.8% compared to the same period in 2021. SG&A expense as a percentage of revenue increased to 7.1% compared to 6.5% for the corresponding period in 2021, primarily due to decreased revenue.

Transaction and related costs

Transaction and related costs were $0.3 million for the three months ended March 31, 2022, a decrease of $13.6 million compared to the same period in 2021 due primarily to costs associated with the acquisition of FIH in 2021, which consisted primarily of professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15 percent discount.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Foreign exchange (loss) gain, net	$(116)	$23
Other expense, net	(9)	(5)
Interest expense, net	(2,876)	(4,636)
Total other expense	$(3,001)	$(4,618)

Foreign exchange loss, net reflects currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense, net for the three months ended March 31, 2022, was $2.9 million compared to $4.6 million for the three months ended March 31, 2021. The decrease of $1.7 million was primarily due to a $2.9 million unrealized gain on our interest rate swap in 2022 compared to a $1.3 million unrealized gain in 2021.

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

The effective tax rate on income was 27.0% for the three months ended March 31, 2022. The rate differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes.

We recorded an income tax benefit for the three months ended March 31, 2022 of $0.6 million compared to income tax expense of $2.4 million for the three months ended March 31, 2021. The $3.0 million decrease in income tax expense is primarily driven by a $10.5 million decrease in pre-tax income.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$358,728		$335,012
Gross profit	22,354	6.2%	21,716	6.5%

Revenue increased by $23.7 million, or 7.1%, for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased activity with gas utility and communications customers ($25.4 million).

Gross profit for the three months ended March 31, 2022 increased by $0.6 million, or 2.9%, compared to the same period in 2021, due to higher revenue. Gross profit as a percentage of revenue decreased to 6.2% during the three months ended March 31, 2022, compared to 6.5% in the same period in 2021, primarily due to customer project delays and increased fuel and labor costs, partially offset by better equipment utilization in 2022 from right sizing our fleet.

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$359,050		$352,864
Gross profit	39,931	11.1%	42,672	12.1%

Revenue increased by $6.2 million, or 1.8%, for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased renewable energy activity ($29.4 million) partially offset by lower activity on industrial projects in 2022.

Gross profit for the three months ended March 31, 2022, decreased by $2.7 million, or 6.4%, compared to the same period in 2021, primarily due to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 11.1% during the three months ended March 31, 2022, compared to 12.1% in the same period in 2021, primarily due to a favorable claims resolution on an industrial plant project in 2021.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$66,606		$130,453
Gross profit	(5,799)	(8.7%)	15,793	12.1%

Revenue decreased by $63.8 million, or 48.9%, for the three months ended March 31, 2022, compared to the same period in 2021. The decrease is primarily due to the substantial completion of three pipeline projects in 2021 ($71.4 million) and a decline in the overall midstream pipeline market demand.

Gross profit for the three months ended March 31, 2022 decreased by $21.6 million compared to the same period in 2021, primarily due to lower revenue and margins. Gross profit as a percentage of revenue decreased to (8.7%) during the three months ended March 31, 2022, compared to 12.1% in the same period in 2021, primarily due to higher costs on a pipeline project in the Mid-Atlantic from unfavorable weather conditions experienced in 2022 and lower than anticipated volumes in 2022, which led to higher relative carrying costs for equipment and personnel. In addition, we had strong performance and favorable margins realized on a Texas pipeline project in 2021.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.8% generated from sources outside of the United States during the three months ended March 31, 2022, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2021 and March 31, 2022 and the changes in Fixed Backlog for the three months ended March 31, 2022 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 3 Months
	December 31,	Additions to	Recognized from	March 31,			Non-Fixed			ended March 31,
Reportable Segment	2021	Fixed Backlog	Fixed Backlog	2022	00	00	Backlog Projects	00	00	2022
Utilities	$37.0	$65.4	$67.5	$34.9			$291.2			$358.7
Energy/Renewables	2,328.3	270.3	307.6	2,291.0			51.5			359.1
Pipeline	113.9	33.6	52.9	94.6			13.7			66.6
Total	$2,479.2	$369.3	$428.0	$2,420.5			$356.4			$784.4

Revenue recognized from non-Fixed Backlog projects shown above are generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At March 31, 2022, our total Fixed Backlog was $2.42 billion representing a decrease of $58.7 million, or 2.4% compared to $2.48 billion at December 31, 2021.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2021	2022
First Quarter	$338.3	$349.3
Second Quarter	413.2
Third Quarter	466.6
Fourth Quarter	385.7

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2022 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2022
Utilities	$1,426.8
Energy/Renewables	142.2
Pipeline	35.6
Total	$1,604.6

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Utilities	$1,388.3	$1,403.6	$1,349.8	$1,383.6	$1,461.7
Energy/Renewables	1,386.4	1,205.1	1,221.8	2,455.3	2,433.2
Pipeline	313.7	261.3	167.6	163.9	130.1
Total	$3,088.4	$2,870.0	$2,739.2	$4,002.8	$4,025.0

We expect that during the next four quarters, we will recognize as revenue approximately 77% of the total backlog at March 31, 2022, composed of backlog of approximately: 100% of the Utilities segment; 62% of the Energy/Renewables segment; and 100% of the Pipeline segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $39.4 million, and available borrowing capacity was $160.6 million.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $173.5 million at March 31, 2022, compared to $200.5 million at December 31, 2021. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2022, we spent approximately $33.2 million for capital expenditures, which included $13.4 million for construction equipment. Capital expenditures for the remaining nine months of 2022 are expected to total between $90.0 million and $110.0 million, which includes $55.0 million to $75.0 million for equipment.

Cash Flows

Cash flows during the three months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Change in cash:
Net cash provided by operating activities	$6,577	$7,973
Net cash used in investing activities	(32,874)	(630,211)
Net cash (used in) provided by financing activities	(1,226)	508,464
Effect of exchange rate changes	502	259
Net change in cash, cash equivalents and restricted cash	$(27,021)	$(113,515)

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended
	March 31,
	2022	2021	Change
Operating Activities:
Net (loss) income	$(1,674)	$5,848	$(7,522)
Depreciation and amortization	20,172	24,852	(4,680)
Changes in assets and liabilities	(6,385)	(25,004)	18,619
Other	(5,536)	2,277	(7,813)
Net cash provided by operating activities	$6,577	$7,973	$(1,396)

Net cash provided by operating activities for the three months ended March 31, 2022 was $6.6 million compared to $8.0 million for the three months ended March 31, 2021. The change year-over-year was primarily due to a decrease in net income, partially offset by a favorable impact from the changes in assets and liabilities.

The significant components of the $6.4 million change in assets and liabilities for the three months ended March 31, 2022 are summarized as follows:

●	Contract assets increased by $46.0 million, primarily due to the timing of billing our customers;

●	Other current assets increased by $32.6 million primarily due to $35.1 million of prepaid material purchases related to our solar projects;

●	Contract liabilities increased by $52.0 million, primarily due to down payments or advance payments on projects in process; and

●	Accounts receivable decreased by $25.7 million, primarily due to the timing of collecting from our customers.

The significant components of the $25.0 million change in assets and liabilities for the three months ended March 31, 2021 are summarized as follows:

●	Contract liabilities decreased by $13.6 million, primarily due to lower deferred revenue;

●	Other current assets increased by $14.2 million, primarily due to an increase in prepaid insurance from the payment of policy renewal premiums;

●	Contract assets increased by $7.5 million due to the timing of billing our customers; and

●	Accounts receivable decreased by $10.3 million, primarily due to the timing of collecting from our customers.

Investing activities

For the three months ended March 31, 2022, we used $32.9 million in cash for investing activities compared to $630.2 million for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we purchased property and equipment for $33.2 million compared to $19.1 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

During the three months ended March 31, 2021, we used $613.2 million for acquisitions, primarily for the acquisition of FIH.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $4.4 million during the three months ended March 31, 2022, compared to $2.1 million during the same period in the prior year.

Financing activities

Financing activities used cash of $1.2 million for the three months ended March 31, 2022, which was primarily due to the following:

●	Proceeds from the issuance of debt of $30.0 million;
●	Payment of long-term debt of $26.5 million; and
●	Dividend payments to our stockholders of $3.2 million.

Financing activities provided cash of $508.5 million for the three months ended March 31, 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock of $178.9 million;
●	Payment of long-term debt of $59.4 million; and
●	Dividend payments to our stockholders of $2.9 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Debt” in Item 1, Financial Statements of this First Quarter 2022 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 12 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2022 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At March 31, 2022, we had letters of credit outstanding of $40.0 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2022 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2022 we had bid and completion bonds issued and outstanding totaling approximately $2.5 billion. The remaining performance obligation on those bonded projects totaled approximately $1.0 billion at March 31, 2022. As of the date of this First Quarter 2022 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work or by entering into back-to-back contracts with suppliers and subcontractors. To date, the impact of increases in prices have had an unquantifiable impact on our operations.

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

Interest rate risk. Our Revolving Credit Facility and term loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2022, $131.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2022, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.8 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2022, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Tom McCormick (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.2

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John F. Moreno, Jr. (incorporated by reference to Exhibit 10.2 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.3

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Ken M. Dodgen (incorporated by reference to Exhibit 10.3 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.4

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John M. Perisich (incorporated by reference to Exhibit 10.4 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

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

PRIMORIS SERVICES CORPORATION

Date: May 9, 2022	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)