Form 10-Q
period 2022-06-30
Primoris Services Corp
filed 2022-08-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

At August 1, 2022, 53,211,894 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$91,254	$200,512
Accounts receivable, net	597,195	471,656
Contract assets	484,724	423,659
Prepaid expenses and other current assets	144,774	86,263
Total current assets	1,317,947	1,182,090
Property and equipment, net	462,801	433,279
Operating lease assets	139,037	158,609
Deferred tax assets	1,286	1,307
Intangible assets, net	176,077	171,320
Goodwill	591,646	581,664
Other long-term assets	25,036	15,058
Total assets	$2,713,830	$2,543,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,476	$273,463
Contract liabilities	250,225	240,412
Accrued liabilities	227,319	174,821
Dividends payable	3,192	3,192
Current portion of long-term debt	63,116	67,230
Total current liabilities	889,328	759,118
Long-term debt, net of current portion	637,914	594,232
Noncurrent operating lease liabilities, net of current portion	79,629	98,059
Deferred tax liabilities	38,501	38,510
Other long-term liabilities	35,660	63,353
Total liabilities	1,681,032	1,553,272
Commitments and contingencies (See Note 14)
Stockholders’ equity
Common stock—$.0001 par value; 90,000,000 shares authorized; 53,209,461 and 53,194,585 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	262,394	261,918
Retained earnings	769,523	727,433
Accumulated other comprehensive income	875	698
Total stockholders’ equity	1,032,798	990,055
Total liabilities and stockholders’ equity	$2,713,830	$2,543,327

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$1,022,948	$881,610	$1,807,333	$1,699,939
Cost of revenue	930,839	768,584	1,658,739	1,506,732
Gross profit	92,109	113,026	148,594	193,207
Selling, general and administrative expenses	59,730	57,747	115,184	111,179
Transaction and related costs	5,199	480	5,522	14,376
Gain on sale and leaseback transaction	(40,084)	—	(40,084)	—
Operating income	67,264	54,799	67,972	67,652
Other income (expense):
Foreign exchange gain (loss), net	560	(466)	444	(443)
Other income, net	155	379	146	374
Interest expense, net	(4,705)	(4,820)	(7,581)	(9,456)
Income before provision for income taxes	63,274	49,892	60,981	58,127
Provision for income taxes	(13,120)	(13,597)	(12,501)	(15,984)
Net income	50,154	36,295	48,480	42,143

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Earnings per share:
Basic	$0.94	$0.68	$0.91	$0.82
Diluted	$0.93	$0.67	$0.90	$0.81

Weighted average common shares outstanding:
Basic	53,263	53,729	53,251	51,634
Diluted	53,852	54,285	53,815	52,137

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$50,154	$36,295	$48,480	$42,143
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(836)	632	177	1,093
Comprehensive income	$49,318	$36,927	$48,657	$43,236

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, March 31, 2022	53,308,136	$6	$263,486	$722,561		$1,711	$987,764
Net income	—	—	—	50,154		—	50,154
Foreign currency translation adjustments, net of tax	—	—	—	—		(836)	(836)
Issuance of shares	8,952		210	—		—	210
Conversion of Restricted Stock Units, net of shares withheld for taxes	40,373		(374)	—		—	(374)
Stock-based compensation	—	—	2,442	—		—	2,442
Purchase of stock	(148,000)	—	(3,370)	—		—	(3,370)
Dividends declared ($0.06 per share)	—	—	—	(3,192)		—	(3,192)
Balance, June 30, 2022	53,209,461	$6	$262,394	$769,523		$875	$1,032,798

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433		$698	$990,055
Net income	—	—	—	48,480		—	48,480
Foreign currency translation adjustments, net of tax	—	—	—	—		177	177
Issuance of shares	42,382	—	1,071	—		—	1,071
Conversion of Restricted Stock Units, net of shares withheld for taxes	120,494	—	(1,220)	—		—	(1,220)
Stock-based compensation	—	—	3,995	—		—	3,995
Purchase of stock	(148,000)	—	(3,370)	—		—	(3,370)
Dividends declared ($0.12 per share)	—	—	—	(6,390)		—	(6,390)
Balance, June 30, 2022	53,209,461	$6	$262,394	$769,523		$875	$1,032,798

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, March 31, 2021	53,723,988	$6	$272,584	$627,355		$1,419		$901,364
Net income	—	—	—	36,295		—		36,295
Foreign currency translation adjustments, net of tax	—	—	—	—		632		632
Issuance of shares, net of issuance costs	7,218	—	90	—		—		90
Stock-based compensation	—	—	1,333	—		—		1,333
Dividend equivalent Units accrued - Restricted Stock Units	—	—	1	(1)		—		—
Dividends declared ($0.06 per share)	—	—	—	(3,224)		—		(3,224)
Balance, June 30, 2021	53,731,206	$6	$274,008	$660,425		$2,051		$936,490

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,731		$958		$714,792
Net income	—	—	—	42,143		—		42,143
Foreign currency translation adjustments, net of tax	—	—	—	—		1,093		1,093
Issuance of shares, net of issuance costs	5,581,000	1	178,022	—		—		178,023
Conversion of Restricted Stock Units, net of shares withheld for taxes	39,764	—	(599)	—		—		(599)
Stock-based compensation	—	—	7,485	—		—		7,485
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)		—		—
Dividends declared ($0.12 per share)	—	—	—	(6,447)		—		(6,447)
Balance, June 30, 2021	53,731,206	$6	$274,008	$660,425		$2,051		$936,490

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$48,480	$42,143
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	40,778	51,702
Stock-based compensation expense	3,995	7,485
Gain on sale of property and equipment	(9,972)	(7,110)
Gain on sale and leaseback transaction	(40,084)	—
Unrealized gain on interest rate swap	(4,571)	(2,255)
Other non-cash items	579	566
Changes in assets and liabilities:
Accounts receivable	(105,690)	11,357
Contract assets	(63,640)	(27,733)
Other current assets	(54,142)	(19,448)
Other long-term assets	(13,118)	(181)
Accounts payable	62,877	6,900
Contract liabilities	9,798	(56,688)
Operating lease assets and liabilities, net	(1,088)	(1,831)
Accrued liabilities	34,932	6,266
Other long-term liabilities	(247)	(5,010)
Net cash (used in) provided by operating activities	(91,113)	6,163
Cash flows from investing activities:
Purchase of property and equipment	(65,815)	(62,755)
Proceeds from sale of assets	11,184	10,534
Proceeds from sale and leaseback transaction, net of related expenses	49,887	—
Cash paid for acquisitions, net of cash acquired	(39,631)	(606,974)
Net cash used in investing activities	(44,375)	(659,195)
Cash flows from financing activities:
Borrowings under revolving line of credit	65,000	100,000
Payments on revolving line of credit	—	(100,000)
Borrowings under Canadian credit facility	12,379	—
Payments under Canadian credit facility	(12,379)	—
Proceeds from issuance of long-term debt	30,000	421,000
Payments on long-term debt	(55,957)	(79,515)
Proceeds from issuance of common stock	—	178,712
Debt issuance costs	—	(4,876)
Dividends paid	(6,390)	(6,110)
Purchase of common stock	(3,370)	—
Other	(3,083)	(4,959)
Net cash provided by financing activities	26,200	504,252
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	585
Net change in cash, cash equivalents and restricted cash	(109,333)	(148,195)
Cash, cash equivalents and restricted cash at beginning of the period	205,643	330,975
Cash, cash equivalents and restricted cash at end of the period	$96,310	$182,780

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$11,586	$11,234
Cash paid for income taxes, net of refunds received	2,145	17,609
Leased assets obtained in exchange for new operating leases	12,865	10,673

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2022	2021
Dividends declared and not yet paid	$3,192	$3,224

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2022, which contains our audited consolidated financial statements for the year ended December 31, 2021, have been omitted.

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

	June 30,
	2022	2021
Cash and cash equivalents	$91,254	$177,979
Restricted cash included in prepaid expense and other current assets	5,056	4,801
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$96,310	$182,780

	December 31,
	2021	2020
Cash and cash equivalents	$200,512	$326,744
Restricted cash included in prepaid expense and other current assets	5,131	4,231
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$205,643	$330,975

Depreciation — Effective January 1, 2022, we changed our estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of equipment that previously ranged three to seven years were increased to a range of three to ten years. The effect of this change in estimate reduced depreciation expense by $5.3 million, increased net income by $4.2 million, and increased basic and diluted earnings per share by $0.08 for the three months ended June 30, 2022. The effect of this change in estimate reduced depreciation expense by $11.1 million, increased net income by $8.8 million, and increased basic and diluted earnings per share by $0.16 for the six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022, approximately 50.8% and 47.4%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than ten percent of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2022:
Cash and cash equivalents	$91,254	$—	$—
Interest rate swap	—	225	—
Liabilities as of June 30, 2022:
Contingent consideration	—	—	2,770

Assets as of December 31, 2021:
Cash and cash equivalents	200,512	—	—
Liabilities as of December 31, 2021:
Interest rate swap	$—	$4,346	$—

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

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as non-operating income or expense in our Statement of Income. Fair value is determined utilizing a discounted cash flow analysis based on management’s estimate of the probability of the acquired company meeting the contractual operating performance target discounted using our weighted average cost of capital. Significant changes in either management’s estimate of the probability of meeting the performance target or our estimated discount rate would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record an adjustment to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations”, we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. Since March 1, 2022, there have been no changes to the estimated fair value of the contingent consideration other than accretion of the liability.

Note 4—Acquisitions

Acquisition of PLH

On June 24, 2022, we entered into a definitive merger agreement to acquire PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $470.0 million. PLH is a utility-focused specialty construction company with concentrations in growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the power delivery, communications, and gas utilities markets.

On August 1, 2022, we closed on the PLH acquisition. Since the closing of the PLH acquisition occurred subsequent to our quarter-end, our preliminary estimate of assets acquired and liabilities assumed, which is subject to a formal valuation process, has not yet been completed. We will reflect the preliminary estimates in our third quarter 2022 10-Q filing, and we will finalize the estimates as soon as practicable within the measurement period, but not later than one year following the acquisition close date. The total purchase price was funded through a combination of borrowings under our term loan facility and borrowings under our revolving credit facility. We will incorporate the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy/Renewables and Pipeline segments.

Acquisition of B Comm Holdco, LLC

On June 8, 2022 we acquired B Comm Holdco, LLC (“B Comm”) for approximately $35.6 million, net of cash acquired. B Comm is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our MSA revenue base and expand our communication services within the utility markets. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $4.8 million of fixed assets, $13.2 million of working capital, $11.8 million of intangible assets and $8.1 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to fixed assets, identifiable intangible assets, and working capital. We incorporated the operations of B Comm into our Utilities segment. Goodwill associated with the B Comm acquisition principally consists of the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired ASP for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $3.1 million of fixed assets, $1.9 million of working capital, and $1.9 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to accounts receivable, prepaid expenses and accrued liabilities. We incorporated the operations of ASP into our Energy/Renewables segment. Goodwill associated with the ASP acquisition principally consists of the value of the assembled workforce. Based on the current Canadian tax treatment, goodwill is expected to be deductible at a rate of 5% per year.

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

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2021

The following pro forma information for the three and six months ended June 30, 2021 presents our results of operations as if the acquisition of FIH had occurred at the beginning of 2020. On October 30, 2020, FIH acquired Pridemore Case Holdings, Inc. (“Pride”), which expanded FIH’s operations. Therefore, we have included Pride’s results of operations for the three and six months ended June 30, 2020 in the pro forma information. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 27.5% for the three and six months ended June 30, 2021.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
Revenue	$881,610	$1,704,385
Income before provision for income taxes	51,314	67,239
Net income	37,321	48,746

Weighted average common shares outstanding:
Basic	53,891	51,796
Diluted	54,466	52,318

Earnings per share:
Basic	$0.69	$0.94
Diluted	0.69	0.93

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of June 30, 2022, we had $3.0 billion of remaining performance obligations. We expect to recognize approximately 63.3% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by June 30, 2024.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and six months ended June 30, 2022, revenue recognized related to performance obligations satisfied in previous periods was $1.7 million and $2.8 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At June 30, 2022, we had approximately $105.8 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $94.3 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2022.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Unbilled revenue	$336,604	$283,767
Retention receivable	127,847	124,990
Contract materials (not yet installed)	20,273	14,902
	$484,724	$423,659

Contract assets increased by $61.1 million compared to December 31, 2021 primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date, and

●	the accrued loss provision

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Deferred revenue	$243,131	$234,352
Accrued loss provision	7,094	6,060
	$250,225	$240,412

Contract liabilities increased by $9.8 million compared to December 31, 2021 primarily due to higher deferred revenue.

Revenue recognized for the six months ended June 30, 2022, that was included in the contract liability balance at December 31, 2021, was approximately $211.3 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$419,782	$56,339	$476,121
Energy/Renewables	51,451	434,898	486,349
Pipeline	25,015	35,463	60,478
Total	$496,248	$526,700	$1,022,948

	For the three months ended June 30, 2021
Segment	MSA	Non-MSA	Total
Utilities	$351,735	$73,686	425,421
Energy/Renewables	43,278	291,732	335,010
Pipeline	18,187	102,992	121,179
Total	$413,200	$468,410	$881,610

	For the six months ended June 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$710,148	$124,701	$834,849
Energy/Renewables	96,685	748,714	845,399
Pipeline	38,710	88,375	127,085
Total	$845,543	$961,790	$1,807,333

	For the six months ended June 30, 2021
Segment	MSA	Non-MSA	Total
Utilities	$629,702	$130,731	$760,433
Energy/Renewables	85,864	602,010	687,874
Pipeline	35,897	215,735	251,632
Total	$751,463	$948,476	$1,699,939

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$33,623	$348,964	$93,534	$476,121
Energy/Renewables	319,363	104,691	62,295	486,349
Pipeline	46,491	461	13,526	60,478
Total	$399,477	$454,116	$169,355	$1,022,948
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$29,346	$303,380	$92,695	$425,421
Energy/Renewables	163,362	87,068	84,580	335,010
Pipeline	91,112	969	29,098	121,179
Total	$283,820	$391,417	$206,373	$881,610
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$65,140	591,273	178,436	$834,849
Energy/Renewables	538,384	187,263	119,752	845,399
Pipeline	101,644	1,126	24,315	127,085
Total	$705,168	$779,662	$322,503	$1,807,333
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$56,862	$533,123	$170,448	$760,433
Energy/Renewables	351,596	165,811	170,467	687,874
Pipeline	204,269	1,634	45,729	251,632
Total	$612,727	$700,568	$386,644	$1,699,939
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for the six months ended June 30, 2022 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2021	$462,905	$66,344	$52,415	$581,664
Goodwill acquired during the period	8,059	1,923	—	9,982
Balance at June 30, 2022	$470,964	$68,267	$52,415	$591,646

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$21,270	(20,261)	1,009	$20,440	$(19,675)	$765
Customer relationships	226,227	(51,159)	175,068	215,227	(44,727)	170,500
Non-compete agreements	1,900	(1,900)	—	1,900	(1,845)	55
Total	$249,397	$(73,320)	$176,077	$237,567	$(66,247)	$171,320

Amortization expense of intangible assets was $3.5 million and $4.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.1 million and $8.8 million for the six months ended June 30, 2022 and 2021. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2022 (remaining six months)	$7,144
2023	13,304
2024	12,240
2025	11,518
2026	11,068
Thereafter	120,803
$176,077

Note 7—Accounts Payable and Accrued Liabilities

At June 30, 2022 and December 31, 2021, accounts payable included retention amounts of approximately $20.0 million and $15.2 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related employee benefits	$114,441	$77,887
Current operating lease liability	59,361	61,587
Casualty insurance reserves	10,475	7,107
Corporate income taxes and other taxes	20,359	7,967
Other	22,683	20,273
	$227,319	$174,821

Note 8 — Debt

Long-term debt and credit facilities consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan	$505,469	$520,281
Revolving credit facility	65,000	—
Commercial equipment notes	113,335	107,934
Mortgage notes	20,899	37,445
Total debt	704,703	665,660
Unamortized debt issuance costs	(3,673)	(4,198)
Total debt, net	$701,030	$661,462
Less: current portion	(63,116)	(67,230)
Long-term debt, net of current portion	$637,914	$594,232

The weighted average interest rate on total debt outstanding at June 30, 2022 and December 31, 2021 was 3.8% and 2.8%, respectively.

Credit Agreement

Our credit agreement consists of a $592.5 million term loan (the “Term Loan”) and a $200.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Agreement”), whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $200.0 million committed amount, and the Credit Agreement contains an accordion feature that would allow us to increase the Term Loan or the borrowing capacity under the Revolving Credit Facility by up to $75.0 million. The maturity date of the credit agreement is January 15, 2026. At June 30, 2022, there was $65.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $29.3 million, and available borrowing capacity was $105.7 million.

The Credit Agreement contains various restrictive and financial covenants including, among others, a senior debt/EBITDA ratio and debt service coverage requirements. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

We were in compliance with the covenants for the Credit Agreement at June 30, 2022.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our original Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.25% at June 30, 2022.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. At June 30, 2022, commercial letters of credit outstanding were $0.7 million in Canadian dollars, and the available borrowing capacity was $3.3 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for OnQuest Canada, ULC, our wholly owned subsidiary. At June 30, 2022, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At June 30, 2022, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million, which was not designated as a hedge for accounting purposes. The notional amount of the swap is adjusted down each quarter by a portion of the required principal payments made on the Term Loan. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of June 30, 2022, and December 31, 2021, our outstanding interest rate swap agreement contained a notional amount of $127.9 million and $134.1 million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2022	2021
Interest rate swap	Other long-term assets	$225	$—
Interest rate swap	Other long-term liabilities	—	4,346

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of (Gain) Loss	June 30,		June 30,
	Recognized on Derivatives	2022	2021	2022	2021
Interest rate swap	Interest expense, net	$(976)	$40	$(2,943)	$(237)

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

The effective tax rate on income for the six months ended June 30, 2022 and 2021 is 20.5% and 27.5%, respectively. For the first six months of 2022, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes offset by the release of a valuation allowance during the second quarter. For the first six months of 2021, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of all deferred tax assets. As of December 31, 2021, we had not recognized the $9.8 million tax benefit of our 2018 U.S. capital losses because we determined that it was more likely than not that the capital losses would expire before they were able to be used to offset future U.S. capital gains. Due to a $40.1 million capital gain on the sale of the Carson, California property in June 2022, we have released a portion of the valuation allowance and recognized a 4.7% decrease in our forecast 2022 annual effective tax rate.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments through the end of 2020 as allowed under the CARES Act. The remaining deferral balance was $21.7 million at June 30, 2022, and is included in Accrued liabilities on our Condensed Consolidated Balance Sheets. The deferral amount is due to the U.S. Treasury on January 3, 2023.

Note 11—Dividends and Earnings Per Share

We paid cash dividends during 2022 and 2021 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 19, 2021	March 31, 2021	April 15, 2021	$0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06
November 3, 2021	December 31, 2021	January 14, 2022	0.06
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$50,154	$36,295	$48,480	$42,143

Denominator:
Weighted average shares for computation of basic earnings per share:	53,263	53,729	53,251	51,634
Dilutive effect of shares issued to independent directors	3	2	5	4
Dilutive effect of Restricted Stock Units ("RSUs")	586	554	559	499
Weighted average shares for computation of diluted earnings per share	53,852	54,285	53,815	52,137

Earnings per share:
Basic	$0.94	$0.68	$0.91	$0.82
Diluted	$0.93	$0.67	$0.90	$0.81

Note 12—Stockholders’ Equity

Common stock

We issued 23,782 and 25,987 shares of common stock in the six months ended June 30, 2022 and 2021, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.6 million and $0.5 million in the six months ended June 30, 2022 and 2021, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2022 were a portion of bonus amounts earned in 2021, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2021. The shares purchased in the six months ended June 30, 2021 were for bonus amounts earned in 2020, and the number of shares was calculated at 75% of the average daily closing market price during December 2020.

During the three months ended June 30, 2022 and 2021, we issued 8,952 and 7,218 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the six months ended June 30, 2022 and 2021, we issued 18,600 and 16,704 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2022, a total of 40,373 and 120,494 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 39,764 RSUs converted to common stock during the six months ended June 30, 2021.

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

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the three months ended June 30, 2022, we purchased and cancelled 148,000 shares of common stock, which in the aggregate equaled $3.4 million at an average share price of $22.77. As of June 30, 2022, we had $21.6 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2022.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense (1)	$17,426	$21,168	$35,022	$42,824

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accrued liabilities	$59,361	$61,587
Noncurrent operating lease liabilities, net of current portion	79,629	98,059
	$138,990	$159,646

Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The aggregate initial annual rent payment for the property is approximately $1.2 million and includes annual rent increases of 3.0% over the initial lease term. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022.

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

Bonding — At June 30, 2022 and December 31, 2021, we had bid and completion bonds issued and outstanding totaling approximately $3.1 billion and $3.2 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $1.0 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended June 30,
	2022		2021
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$476,121	46.5%	$425,421	48.3%
Energy/Renewables	486,349	47.6%	335,010	38.0%
Pipeline	60,478	5.9%	121,179	13.7%
Total	$1,022,948	100.0%	$881,610	100.0%

	For the six months ended June 30,
	2022		2021
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$834,849	46.2%	$760,433	44.7%
Energy/Renewables	845,399	46.8%	687,874	40.5%
Pipeline	127,085	7.0%	251,632	14.8%
Total	$1,807,333	100.0%	$1,699,939	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$40,356	8.5%	$48,849	11.5%
Energy/Renewables	53,143	10.9%	33,232	9.9%
Pipeline	(1,390)	(2.3%)	30,945	25.5%
Total	$92,109	9.0%	$113,026	12.8%

	For the six months ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$62,709	7.5%	$70,565	9.3%
Energy/Renewables	93,074	11.0%	75,904	11.0%
Pipeline	(7,189)	(5.7%)	46,738	18.6%
Total	$148,594	8.2%	$193,207	11.4%

Segment Goodwill

The amount of goodwill recorded by each segment at June 30, 2022 and at December 31, 2021 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.7% and 4.0% generated from sources outside of the United States during the six months ended June 30, 2022 and 2021, respectively, principally in Canada. At June 30, 2022 and December 31, 2021, approximately 3.9% and 3.5%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 16—Subsequent Events

Acquisition of PLH

On August 1, 2022, we closed on the PLH acquisition. For more details, see Note 4— “Acquisitions”.

Amended and Restated Credit Agreement

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the Credit Agreement to increase the Term Loan by $439.5 million to an aggregate principal amount of $945.0 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from January 15, 2026 to August 1, 2027.

In addition to the New Term Loan, the Amended Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At August 1, 2022, there was $125.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $29.3 million, and available borrowing capacity was $170.7 million.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $11.8 million, with the balance due on August 1, 2027. The first principal payment will be due on September 30, 2022.

The proceeds from the New Term Loan and additional borrowings under the Revolving Credit Facility were used to finance the acquisition of PLH.

The principal amount of all loans under the Amended Credit Agreement will bear interest at either: (i) SOFR plus an applicable margin as specified in the Amended Credit Agreement (based on our net senior debt to EBITDA ratio as defined in the Amended Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent) plus an applicable margin as specified in the Amended Credit Agreement. Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Amended Credit Agreement.

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

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (“Second Quarter 2022 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), war or other armed conflict (including Russia’s invasion of Ukraine), political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2022 Report, our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2022 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2022 Report and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts. A substantial portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed.

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

Acquisition of PLH

On June 24, 2022, we entered into a definitive merger agreement to acquire PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $470.0 million. PLH is a utility-focused specialty construction company with concentration in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. On August 1, 2022, we closed on the PLH acquisition. The total purchase price was funded through a combination of borrowings under our term loan facility and borrowings under our revolving credit facility. We will incorporate the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy/Renewables and Pipeline segments.

Acquisition of B Comm Holdco, LLC

On June 8, 2022, we acquired B Comm Holdco, LLC (“B Comm”) for a cash price of approximately $35.7 million, net of cash acquired. B Comm was incorporated into our Utilities segment and is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our Master Services Agreement (“MSA”) revenue base and expand our communication services within the utility markets. The total purchase price was funded with borrowings under our revolving credit facility.

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired Alberta Screw Piles, Ltd. (“ASP”) for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one and two year periods ending March 1, 2023 and March 1, 2024, respectively. We incorporated the operations of ASP into our Energy/Renewables segment.

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

We have been actively monitoring the impact of the dynamic macroeconomic environment, including the COVID-19 pandemic and the impact of inflation, on all aspects of our business, and we have experienced increased fuel and labor costs from the inflationary environment. We anticipate that the significantly elevated levels of cost inflation will persist throughout the remainder of 2022. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been able to renegotiate some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

There still remains uncertainty around the COVID-19 pandemic. Since March 2020, the COVID-19 outbreak has adversely impacted global activity and contributed to significant volatility in financial markets. While our services have generally been unaffected by various government measures enacted to slow the spread of COVID-19, the initial impacts to all segments were various levels of project interruptions and restrictions that delayed project timelines from those originally planned. In some cases, we experienced temporary work stoppages. This led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. We were also restricted from completing work or prevented from starting work on certain projects. While we continue to be impacted by some of these factors in 2022, the primary impacts to our business through the second quarter of 2022 are inefficiencies in our workforce from absenteeism because of illness or quarantining. However, despite these impacts, our business model has been resilient, and we have adapted accordingly.

During 2021 COVID-19 vaccination coverage has broadened considerably across the United States since the vaccines were first approved and became available in late 2020, but progress in vaccination rates has slowed. The duration of effectiveness of the vaccines, as well as their effectiveness against current and future variants is uncertain. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration and macroeconomic implications, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the ultimate impact on the Company remains uncertain. We anticipate that the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and we could see an extended period of global economic slowdown. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of vaccinations; the containment efforts deployed by various national, state, and local governments; and other macroeconomic conditions.

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

Fluctuations in the market prices of oil, gas and other fuel sources have affected demand for our services. While we have seen a recovery in the price of oil and natural gas, the volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our oil and gas pipeline services, specifically in our pipeline services and Canadian operations, both in the near term and for future projects. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services.

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in California has resulted in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. However, the increased demand for renewable resources is also creating demand for our construction and specialty services, such as the need for battery storage and the construction of utility scale and distributed generation solar facilities.

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

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is composed of project sizes that average less than $3.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021.

Revenue

Revenue was $1,022.9 million for the three months ended June 30, 2022, an increase of $141.3 million, or 16.0%, compared to the same period in 2021. The increase was primarily due to revenue growth in our Energy/Renewables and Utilities segments, partially offset by a decline in our Pipeline segment.

Revenue was $1,807.3 million for the six months ended June 30, 2022, an increase of $107.4 million, or 6.3%, compared to the same period in 2021. The increase was primarily due to revenue growth in our Energy/Renewables and Utilities segments, partially offset by a decline in our Pipeline segment.

Gross Profit

Gross profit was $92.1 million for the three months ended June 30, 2022, a decrease of $20.9 million, or 18.5%, compared to the same period in 2021. The decrease was due to a decrease in margins, partially offset by an increase in revenue. Gross profit as a percentage of revenue decreased to 9.0% for the three months ended June 30, 2022, compared to 12.8% for the same period in 2021 primarily as a result of negative gross margins in our Pipeline segment in 2022, the favorable impact from the closeout of multiple pipeline projects in our Pipeline segment in 2021, and increased labor, material, and fuel costs in our Utilities segment as more fully described in the segment results below.

Gross profit was $148.6 million for the six months ended June 30, 2022, a decrease of $44.6 million, or 23.1%, compared to the same period in 2021. The decrease was due to a decrease in margins, partially offset by an increase in revenue. Gross profit as a percentage of revenue decreased to 8.2% for the six months ended June 30, 2022, compared to 11.4% for the same period in 2021 primarily as a result of negative gross margins in our Pipeline segment in 2022, the favorable impact from the closeout of multiple pipeline projects in our Pipeline segment in 2021, and increased labor, material, and fuel costs in our Utilities segment, as more fully described in the segment results below.

Partially offsetting the overall decline was the favorable impact of the change in useful lives of certain equipment, which reduced our depreciation expense for the three and six months ended June 30, 2022 by $5.3 million and $11.1 million, respectively, compared to the same periods in 2021. See Note 2— “Basis of Presentation”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $59.7 million during the three months ended June 30, 2022, an increase of $2.0 million, or 3.4% compared to 2021. SG&A expenses as a percentage of revenue decreased to 5.8% compared to 6.6% for the corresponding period in 2021, primarily due to increased revenue.

SG&A expenses were $115.2 million during the six months ended June 30, 2022, an increase of $4.0 million, or 3.6%, compared to 2021. SG&A expense as a percentage of revenue remained consistent with the prior period.

Transaction and related costs

Transaction and related costs were $5.2 million for the three months ended June 30, 2022, consisting primarily of professional fees paid to advisors for the acquisitions of B Comm and PLH. Transaction and related costs were $0.5 million for the three months ended June 30, 2021, consisting primarily of professional fees paid to advisors associated with the FIH integration.

Transaction and related costs were $5.5 million for the six months ended June 30, 2022, consisting primarily of professional fees paid to advisors for the acquisitions of B Comm and PLH. Transaction and related costs were $14.4 million for the six months ended June 30, 2021, consisting primarily of professional fees paid to advisors and expense associated with the purchase of Primoris common stock by certain employees of FIH at a 15% discount.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Foreign exchange gain (loss), net	$560	$(466)	$444	$(443)
Other income, net	155	379	146	374
Interest expense, net	(4,705)	(4,820)	(7,581)	(9,456)
Total other expense	$(3,990)	$(4,907)	$(6,991)	$(9,525)

Foreign exchange gain (loss), net reflects currency exchange fluctuations associated with our Canadian engineering operation, which operates principally in United States dollars.

Interest expense, net for the three months ended June 30, 2022, remained comparable to the same period in 2021 primarily due to higher average debt balances from the borrowings incurred related to the FIH acquisition as well as a higher average interest rate, offset by a favorable impact from the change in the fair value of our interest rate swap. During the three months ended June 30, 2022, we had a $1.7 million unrealized gain on the change in the fair value of our interest rate swap agreement, compared to a $1.0 million unrealized gain in 2021.

Interest expense, net for the six months ended June 30, 2022, decreased compared to the same period in 2021 primarily due to a favorable impact from the change in the fair value of our interest rate swap, partially offset by higher average debt balances from the borrowings incurred related to the FIH acquisition and a higher average interest rate. During the six months ended June 30, 2022, we had a $4.6 million unrealized gain on the change in the fair value of our interest rate swap agreement, compared to a $2.3 million unrealized gain in 2021.

Provision for income taxes

We are subject to tax liabilities imposed by multiple jurisdictions. We determine our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur, which can cause variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

The effective tax rate for the six month period ended June 30, 2022 of 20.5% differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes net of the effects of a release in a valuation allowance during the second quarter.

We recorded income tax expense for the six months ended June 30, 2022 of $12.5 million compared to tax expense of $16.0 million for the six months ended June 30, 2021. The $3.5 million decrease in income tax expense is primarily driven by the release of a valuation allowance during the quarter and a reduction in the effective tax rate.

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of all deferred tax assets. As of December 31, 2021, we had not recognized the $9.8 million tax benefit of our 2018 U.S. capital losses, because we determined that it was more likely than not that the capital losses would expire before they were able to be used to offset future U.S. capital gains. Due to a $40.1 million capital gain on the sale of the Carson, California property in June 2022, we have released a portion of the valuation allowance and recognized a 4.7% decrease in our forecast 2022 annual effective tax rate.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$476,121		$425,421
Gross profit	40,356	8.5%	48,849	11.5%

	Six Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$834,849		$760,433
Gross profit	62,709	7.5%	70,565	9.3%

Revenue increased by $50.7 million, or 11.9%, for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to increased activity with power delivery customers ($38.7 million) and the acquisition of B Comm in the second quarter of 2022 ($4.8 million).

Revenue increased by $74.4 million, or 9.8%, for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to increased activity across the power delivery, communications, and gas markets. In addition, the acquisition of B Comm in the second quarter of 2022 increased revenue by $4.8 million.

Gross profit for the three months ended June 30, 2022 decreased by $8.5 million, or 17.4%, compared to the same period in 2021, primarily due to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 8.5% during the three months ended June 30, 2022, compared to 11.5% in the same period in 2021, primarily due to increased fuel and labor costs from the inflationary environment we are experiencing in 2022. A substantial majority of the work done in our Utilities segment is performed over longer term MSA contracts. These MSA contracts generally have escalation provisions that allow us to adjust billing rates annually, but typically the annual adjustment is subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Due to the inflationary environment we have experienced in 2022, our actual cost increases have exceeded the contractual caps, and therefore have negatively impacted gross margins. During the second quarter of 2022, we were able to renegotiate some of our major contracts to address the increased fuel and labor costs on future work and will continue to address this with our utility customers going forward.

Gross profit for the six months ended June 30, 2022, decreased by $7.9 million, or 11.1% compared to the same period in 2021. The decrease is primarily attributable to lower margins, partially offset by higher revenue. Gross profit as a percentage of revenue decreased to 7.5% during the six months ended June 30, 2022, compared to 9.3% in the same period in 2021, primarily due to increased fuel and labor costs from the inflationary environment we are experiencing in 2022, as discussed above.

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$486,349		$335,010
Gross profit	53,143	10.9%	33,232	9.9%

	Six Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy/Renewables Segment
Revenue	$845,399		$687,874
Gross profit	93,074	11.0%	75,904	11.0%

Revenue increased by $151.3 million, or 45.2%, for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to increased renewable energy activity ($98.6 million) and electric power activity that began in the third quarter of 2021.

Revenue increased by $157.5 million, or 22.9%, for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to increased renewable energy activity ($128.1 million) and electric power activity that began in the third quarter of 2021.

Gross profit for the three months ended June 30, 2022, increased by $19.9 million, or 59.9%, compared to the same period in 2021, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.9% during the three months ended June 30, 2022, compared to 9.9% in the same period in 2021, primarily due to higher costs associated with a liquified natural gas (“LNG”) plant project in the northeast in 2021 and increased revenue on higher margin renewable energy projects in 2022.

Gross profit for the six months ended June 30, 2022, increased by $17.2 million, or 22.6% compared to the same period in 2021, primarily due to higher revenue. Gross profit as a percentage of revenue was consistent with the prior period as higher costs associated with an LNG plant project in the northeast in 2021 and increased revenue on higher margin renewable energy projects in 2022, were offset by a favorable claims resolution on an industrial plant project in 2021.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$60,478		$121,179
Gross profit	(1,390)	(2.3%)	30,945	25.5%

	Six Months Ended June 30,
	2022		2021
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Pipeline Segment
Revenue	$127,085		$251,632
Gross profit	(7,189)	(5.7%)	46,738	18.6%

Revenue decreased by $60.7 million, or 50.1%, for the three months ended June 30, 2022, compared to the same period in 2021. The decrease is primarily due to the substantial completion of four pipeline projects in 2021 ($63.6 million) and a decline in the overall midstream pipeline market demand.

Revenue decreased by $124.5 million, or 49.5%, for the six months ended June 30, 2022, compared to the same period in 2021. The decrease is primarily due to the substantial completion of four pipeline projects in 2021 ($135.1 million) and a decline in the overall midstream pipeline market demand.

Gross profit for the three months ended June 30, 2022 decreased by $32.3 million compared to the same period in 2021, primarily due to lower revenue and margins. Gross profit as a percentage of revenue decreased to (2.3%) during the three months ended June 30, 2022, compared to 25.5% in the same period in 2021, primarily due to lower than anticipated volumes in 2022, which lead to higher relative carrying costs for equipment and personnel. In addition, we had a favorable impact from the closeout of multiple pipeline projects in 2021.

Gross profit for the six months ended June 30, 2022 decreased by $53.9 million compared to the same period in 2021, primarily due to lower revenue and margins. Gross profit as a percentage of revenue decreased to (5.7%) during the six months ended June 30, 2022, compared to 18.6% in the same period in 2021, primarily due to higher costs on a pipeline project in the Mid-Atlantic from unfavorable weather conditions experienced in 2022 and lower than anticipated volumes in 2022, which led to higher relative carrying costs for equipment and personnel. In addition, we had a favorable impact from the closeout of multiple pipeline projects in 2021.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.7% generated from sources outside of the United States during the six months ended June 30, 2022, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2021 and June 30, 2022 and the changes in Fixed Backlog for the six months ended June 30, 2022 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Six Months
	December 31,	Additions to	Recognized from	June 30,			Non-Fixed			ended June 30,
Reportable Segment	2021	Fixed Backlog	Fixed Backlog	2022	00	00	Backlog Projects	00	00	2022
Utilities	$37.0	$97.7	$122.8	$11.9			$712.1			$834.9
Energy/Renewables	2,328.3	1,125.1	733.6	2,719.8			111.8			845.4
Pipeline	113.9	50.9	88.3	76.5			38.7			127.0
Total	$2,479.2	$1,273.7	$944.7	$2,808.2			$862.6			$1,807.3

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At June 30, 2022, our total Fixed Backlog was $2.81 billion representing an increase of $329.0 million, or 13.3% compared to $2.48 billion at December 31, 2021.

MSA Backlog

The following table outlines historical MSA revenue for the past six quarters (in millions):

	Quarterly MSA Revenue
	2021	2022
First Quarter	$338.3	$349.3
Second Quarter	413.2	496.2
Third Quarter	466.6
Fourth Quarter	385.7

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts, inflation adjustments, and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2022 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2022
Utilities	$1,546.5
Energy/Renewables	158.8
Pipeline	58.1
Total	$1,763.4

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Utilities	$1,403.6	$1,349.8	$1,383.6	$1,461.7	$1,558.4
Energy/Renewables	1,205.1	1,221.8	2,455.3	2,433.2	2,878.6
Pipeline	261.3	167.6	163.9	130.1	134.6
Total	$2,870.0	$2,739.2	$4,002.8	$4,025.0	$4,571.6

We expect that during the next four quarters, we will recognize as revenue approximately 76% of the total backlog at June 30, 2022, composed of backlog of approximately: 100% of the Utilities segment; 62% of the Energy/Renewables segment; and 100% of the Pipeline segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At June 30, 2022, there was $65.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $29.3 million, and available borrowing capacity was $105.7 million.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to increase the Term Loan by $439.5 million to an aggregate principal amount of $945.0 million (the “New Term Loan”). In addition to the New Term Loan, the Amended Credit Agreement also increased the existing $200.0 million Revolving Credit Facility, whereby the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At August 1, 2022, there was $125.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $29.3 million, and available borrowing capacity was $170.7 million The proceeds from the New Term Loan and borrowings under our revolving credit facility were used to finance the acquisition of PLH.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $91.3 million at June 30, 2022, compared to $200.5 million at December 31, 2021. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the six months ended June 30, 2022, we spent approximately $65.8 million for capital expenditures, which included $36.6 million for construction equipment. Capital expenditures for the remaining six months of 2022, inclusive of the PLH acquisition, are expected to total between $60.0 million and $70.0 million, which includes $30.0 million to $40.0 million for equipment.

Cash Flows

Cash flows during the six months ended June 30, 2022 and 2021 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2022	2021
Change in cash:
Net cash (used in) provided by operating activities	$(91,113)	$6,163
Net cash used in investing activities	(44,375)	(659,195)
Net cash provided by financing activities	26,200	504,252
Effect of exchange rate changes	(45)	585
Net change in cash, cash equivalents and restricted cash	$(109,333)	$(148,195)

Operating Activities

The source of our cash flows from operating activities for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six months ended
	June 30,
	2022	2021	Change
Operating Activities:
Net income	$48,480	$42,143	$6,337
Depreciation and amortization	40,778	51,702	(10,924)
Gain on sale and leaseback transaction	(40,084)	—	(40,084)
Changes in assets and liabilities	(130,318)	(86,368)	(43,950)
Other	(9,969)	(1,314)	(8,655)
Net cash (used in) provided by operating activities	$(91,113)	$6,163	$(97,276)

Net cash used by operating activities for the six months ended June 30, 2022 was $91.1 million compared to $6.2 million provided by operating activities for the six months ended June 30, 2021. The change year-over-year was primarily due to the unfavorable impact from the changes in assets and liabilities and a decrease in the cash components of net income.

The significant components of the $130.3 million change in assets and liabilities for the six months ended June 30, 2022 are summarized as follows:

●	Accounts receivable increased by $105.7 million, primarily due to the timing of collecting from our customers and increased revenue.

●	Contract assets increased by $63.6 million, primarily due to the timing of billing our customers;

●	Other current assets increased by $54.1 million primarily due to a $38.1 million increase in prepaid material purchases related to our solar projects; and

●	Accounts payable and accrued liabilities increased $97.8 million primarily due to the timing of payments to our vendors.

The significant components of the $86.4 million change in assets and liabilities for the six months ended June 30, 2021 are summarized as follows:

●	Contract liabilities decreased by $56.7 million, primarily due to lower deferred revenue;

●	Other current assets increased by $19.5 million, primarily due to an increase in prepaid insurance from the payment of policy renewal premiums;

●	Contract assets increased by $27.7 million primarily due to the timing of billing our customers; and

●	Accounts receivable decreased by $11.4 million, primarily due to the timing of collecting from our customers.

Investing activities

For the six months ended June 30, 2022, we used $44.4 million in cash for investing activities compared to $659.2 million for the six months ended June 30, 2021.

During the six months ended June 30, 2022, we purchased property and equipment for $65.8 million compared to $62.8 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

During the six months ended June 30, 2022, we used $39.6 million for acquisitions, compared to $607.0 million during the same period in the prior year.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $11.2 million during the six months ended June 30, 2022, compared to $10.5 million during the same period in the prior year. Additionally, we received proceeds of $49.9 million, net from a sale and leaseback transaction of land and buildings during the six months ended June 30, 2022.

Financing activities

Financing activities provided cash of $26.2 million for the six months ended June 30, 2022, which was primarily due to the following:

●	Borrowings on our credit facilities of $65.0 million;
●	Proceeds from the issuance of debt of $30.0 million;
●	Payment of long-term debt of $56.0 million; and
●	Dividend payments to our stockholders of $6.4 million.

Financing activities provided cash of $504.3 million for the six months ended June 30, 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock of $178.7 million;
●	Proceeds from the issuance of debt secured by our equipment of $21.0 million;
●	Payment of long-term debt of $79.5 million; and
●	Dividend payments to our stockholders of $6.1 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Debt” in Item 1, Financial Statements of this Second Quarter 2022 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 12 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2022 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At June 30, 2022, we had letters of credit outstanding of $29.9 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2022 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2022, we had bid and completion bonds issued and outstanding totaling approximately $3.1 billion. The remaining performance obligation on those bonded projects totaled approximately $1.0 billion at June 30, 2022. As of the date of this Second Quarter 2022 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Effects of Inflation and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations.We have been able to renegotiate some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

Interest rate risk. Our Revolving Credit Facility and term loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2022, $127.9 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2022, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.4 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2022, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included under Part I of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Securities

Share activity during the three months ended June 30, 2022 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	—	—	$25,000,000
May 1, 2022 to May 31, 2022	148,000	$22.77	148,000	21,629,857
June 1, 2022 to June 30, 2022	—	—	—	21,629,857
Total	148,000	$22.77	148,000	$21,629,857
(1)	In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the three months ended June 30, 2022, we purchased and cancelled 148,000 shares of common stock, which in the aggregate equaled $3.4 million at an average share price of $22.77. As of June 30, 2022, we had $21.6 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2022.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated June 24, 2022, among Primoris Services Corporation, PLH Group, Inc., Amp Merger Sub, Inc. and Shareholder Representative Services LLC, as Stockholder Representative. (incorporated by reference to Exhibit 2.1 to Primoris’ Current Report on Form 8-K filed on June 27, 2022)

10.1

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Tom McCormick (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.2

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John F. Moreno, Jr. (incorporated by reference to Exhibit 10.2 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.3

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Ken M. Dodgen (incorporated by reference to Exhibit 10.3 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.4

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John M. Perisich (incorporated by reference to Exhibit 10.4 to Primoris’ Current Report on Form 8-K filed on April 7, 2022)

10.5	2022 Primoris Services Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on May 9, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 8, 2022	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)