Form 10-K
period 2022-12-31
Primoris Services Corp
filed 2023-02-28
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,157.8 million based upon the closing price of such common equity as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

On February 21, 2023 there were 53,135,487 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

We have longstanding customer relationships with utility, refining, petrochemical, power, renewable energy, communications, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments:

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communications systems.

The Energy/Renewables segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, excavation, flood control, upgrades, repairs, outages, and maintenance services for entities in renewable energy, including utility and distributed generation scale solar facilities, and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, carbon capture and storage services, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

Acquisitions

See Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional detail.

PLH Group, Inc. On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $438.3 million, net of cash acquired (the “PLH acquisition”). PLH is a utility-focused specialty construction company with concentrations in growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the power delivery, communications, and gas utilities markets.

B Comm, LLC. On June 8, 2022, we acquired B Comm, LLC (“B Comm”) in an all-cash transaction for approximately $36.0 million, net of cash acquired. B Comm is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our MSA revenue base and expand our communication services within the utility markets.

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

Other acquisitions. In addition to these acquisitions, we have acquired other businesses as we continue to seek opportunities to deepen our market presence, broaden our geographic reach, and expand our service offerings. We continue to evaluate potential acquisition candidates, especially those with strong management teams and growing end markets such as renewable energy, gas and electric utilities, and communications.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Growth Through Controlled Expansion. We continue to grow our Company by expanding our scope of services, leveraging our existing customer base to expand into new geographic markets, and adding new customers. In addition, we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, utility and communications industries. Our strategy also focuses on higher growth end markets such as renewable energy, utilities and communications.

●	Emphasis on MSA Revenue Growth and Retention of Existing Customers. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships in order to drive more revenue from them. We are also focused on expanding our base of services provided under MSAs, which are generally multi-year agreements that provide visible, recurring revenue.

●	Ownership or Long-Term Leasing of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership or long-term leasing of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In each of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as independent power producers and transportation agencies across our core markets. We have completed major underground and industrial projects for large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for large utility companies in the United States, as well as significant projects for our engineering customers. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under long term Master Services Agreements (MSAs), which are generally multi-year agreements for specific types of work. Work performed under these contracts is typically generated through project specific work orders, ranging from repairs and new installations, to maintenance and upgrade services. These MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2022, 2021 and 2020, revenue derived from projects performed under MSAs was 45.8%, 45.9%, and 39.0%, respectively.

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

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2022, 2021 and 2020, 46.1%, 42.9% and 47.0%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

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

We believe that our strategic relationships with customers will result in future opportunities. Some of our strategic relationships are in the form of long-term MSAs. However, we realize that future opportunities also require cost effective bids, as pricing is a key element for most construction projects and service agreements.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform construction projects which tend not to be seasonal but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical and seasonal nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition, or operating results for any other quarter, or for an entire year.

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

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost reimbursable plus fixed fee. A portion of our revenue is derived from MSAs, which provide a menu of available services that are utilized on an as-needed basis and are typically priced using a unit-price or on a time and material basis. The remainder of our services are generated from contracts for specific construction or installation projects, which are subject to multiple pricing options, including unit-price, time and material, fixed-price, or cost reimbursable plus fixed fee. Under a fixed-price contract, we provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. Under a unit-price contract, we are committed to providing materials or services required by a project at a fixed price per unit of work. While the unit-price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Significant materials required under a fixed-price or unit-price contract, such as pipe, turbines, boilers and vessels, are typically supplied by the customer.

Substantially all of our gas and electric distribution services are provided pursuant to renewable MSAs on a “unit-price” basis. Fees on unit-price contracts are negotiated and earned based on units completed. Historically, substantially all of the gas and electric distribution customers have renewed their MSAs with us. Facility maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates, or on a time and material basis.

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

We maintain a diligent safety and risk management program that has resulted in a favorable loss experience factor. Through our safety director and the employment of a large staff of regional and site-specific safety managers, we have been able to effectively assess and control potential losses and liabilities in both the pre-construction and performance phases of our projects. Though we strongly focus on safety in the workplace, we cannot give assurances that we can prevent or reduce all injuries and/or claims in our workplace.

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

Regulation and Environmental Requirements

Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration;
●	Permitting and inspection requirements applicable to construction projects;
●	Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
●	Transportation of equipment and materials, including licensing and permitting requirements, as well as aviation activities;
●	Building and electrical codes;
●	Applicable U.S. and non-U.S. anti-corruption regulations;
●	Contractor licensing requirements;
●	Immigration regulations applicable to the U.S. and cross-border employment;
●	Labor relations and affirmative action;
●	Special bidding, procurement and other requirements on government projects; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency, state agencies and other foreign environmental regulators.

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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance these requirements will not change, and compliance will not adversely affect our operations in the future. In addition, tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Climate Change-Related Impacts

Our management considers climate-related risks and opportunities in connection with its long-term strategic planning and enterprise risk management process. While the overall impact on our operations continues to evolve, various aspects of climate change, as well as market and societal concerns about the future impact of climate change, have resulted and are expected to continue to result in operational opportunities and challenges. These opportunities and challenges arise from the physical risks associated with changes in climate, as well as technological advances, market developments and additional regulatory and compliance costs.

Our operating results can be significantly influenced by the climates in which we operate as well as severe weather events. Changes in climate could result in more accommodating weather patterns for greater periods of time in certain areas, which may enable us to increase our productivity in those areas. Physical risks associated with climate change have also increased hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. Additionally, new legislation or regulation related to climate change could increase our costs. However, due to climate change risks some utility customers are transitioning toward more sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy/Renewables segment. For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2022, approximately 23.8% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

As of December 31, 2022, we employed 2,509 salaried employees and 10,293 hourly employees. The total number of hourly personnel employed is subject to the volume of specialty services and construction work in progress.

Diversity and Inclusion. We employ a dynamic mix of people to create the strongest company possible. Our policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive, diverse company with people of all backgrounds, experiences, cultures, styles and talents. We have a Diversity and Inclusion committee whose goal is to identify and advance efforts that aim to create and foster a workplace that is reflective of, and contributes to, the diverse communities in which we do business. The committee promotes awareness of diversity and inclusion issues in support of company-wide efforts to build a more inclusive and diverse workplace.

Professional and Career Development. We strive to develop and sustain a skilled labor advantage by providing thorough on-and off-site training programs, project management training, and leadership development programs. We have company-owned training facilities that support continuous skills training, including several locations where we train electric apprentices to become journeymen. We offer multiple levels of leadership programs designed to meet the needs of our employees and support the development of best-in-class talent. Our four cornerstone programs are Foreman Foundations, Extreme Ownership, Hunt for Leadership Success, and The Leadership Experience. From Foreman Foundations where employees learn the fundamentals of transitioning from a crew member to a crew leader all the way through The Leadership Experience where emerging leaders explore values-based leadership and sharpen their strategic leadership skills, our Learning and Development programs are designed to support Primoris’ vision, mission, and values and promote the growth of our greatest assets, our employees.

Safety, Health and Wellness. We are committed to the health, safety and wellness of our employees, and we pride ourselves on above average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2022 our LTIR rate was 0.1 compared to an industry average of 1.1 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace safety incidents, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one-year period. For the year ended December 31, 2022 our TRIR rate was 0.5 compared to an industry average of 2.5 per the U.S. Bureau of Labor construction industry statistics.

Compensation and Benefits. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. Our compensation programs are generally designed to align employee compensation with market practices and our performance. With respect to our executive officers, business unit management, and other senior leadership, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company and individual performance. In connection with these compensation programs, we grant stock-based compensation to management and key personnel at the business unit levels, which we believe helps to align incentives throughout our organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11 “Executive Compensation,” which will be incorporated by reference from our definitive proxy statement related to our 2023 Annual Meeting of Stockholders.

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

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance” tab. Also posted on our website under the “Investors/Governance” tab are our Code of Conduct and charters for our Environmental, Social and Governance Committee, Enterprise Risk Management Committee, and Diversity and Inclusion Committee along with our Human Rights and Corporate Environmental policies. We intend to disclose on our website any amendments or waivers to our Code of Conduct.

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

The demand for our pipeline construction services is dependent on the level of operating and capital project spending by midstream companies in the oil and gas industry and industrial companies primarily in the petrochemical industry. This level of spending is subject to large fluctuations depending primarily on the current price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids. The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.

Specific government decisions could affect demand for our construction services. For example, limitations on the use of “fracking” technology, creation of significant regulatory issues for the construction of underground pipelines and permitting and licensing requirements have reduced our underground work.

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

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subject to changing legal requirements. International agreements, federal laws, state laws and various regulatory schemes to limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a small portion of our revenue and contract profit from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting, or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services.

The establishment of additional rules limiting greenhouse gas emissions could also impact our ability to perform construction services, or to perform these services with current levels of profitability. New regulations may require us to acquire different equipment or change processes. The new equipment may not be available, or it may not be purchased or rented in a cost-effective manner. Project deferrals, delays or cancellations resulting from the potential regulations could adversely impact our business.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events could disrupt our operations, or the operations of one or more of our vendors or customers, and could adversely affect our financial results. In particular, these types of events could impact our product supply chain from or to the impacted region and could cause our customers to delay or cancel projects, which could impact our ability to operate. In addition, these types of events could lead to general inefficiencies from having to start and stop work, re-sequencing work or modifying our customary work practices.

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

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other general and specialty contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2022, 2021 and 2020 was approximately 26.3%, 31.2%, and 51.7%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 46.1% of our revenue in 2022, 42.9% of our revenue in 2021 and 47.0% of our revenue in 2020. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2022, 2021 and 2020, revenue attributable to our services outside of the United States, principally in Canada, was 6.7%, 4.5% and 3.5% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

●	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;
●	Political and economic instability;
●	Changes in United States and other national government trade policies affecting the market for our services;
●	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;
●	Currency exchange rate fluctuations, devaluations and other conversion restrictions;
●	Restrictions on or fees or taxes associated with repatriating foreign profit back to the United States; and
●	Difficulties in staffing and managing international operations.

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

We currently generate, and expect to continue to generate, a substantial portion of our revenue from fixed price and unit price contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

We use subcontractors to perform portions of our contracts and to manage workflow. While we are not dependent on any single subcontractor, general market conditions may limit the availability of subcontractors to perform portions of our contracts causing delays and increasing our costs.

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

Our inability to recover on contract modifications against project owners for payment or performance could negatively affect our business.

We periodically present contract modifications to our clients for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. In some cases, settlement of contract modifications may not occur until after completion of work under the contract. A failure to promptly document and negotiate a recovery for contract modifications could have a negative impact on our cash flows, and an overall ability to recover contract modifications could have a negative impact on our financial condition, results of operations and cash flows.

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

Our contracts frequently require that we provide payment and performance bonds to our customers. Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing, or renewing bonds.

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

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

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

As of December 31, 2022, approximately 23.8% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Of the 89 collective bargaining agreements to which we are a party, 22 expire during 2023 and require renegotiation. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, in certain geographic areas, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union company.

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

We rely on computer, information and communication technology and related systems to operate our business and to protect sensitive company information. Any cyber security attack (including denial of service attacks, ransomware, phishing attacks, payment fraud or others) that affects our facilities, our systems, our partners, our customers or any of our financial data could have a material adverse effect on our business. Our computer and communications systems, and consequently our operations, could be damaged or interrupted by cyber-attacks and physical security risks, such as natural disasters, loss of power, communications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists. Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.

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

For contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value, we recognize revenue over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other identifiable intangible assets or investments.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2022, our balance sheet included goodwill of $871.8 million and intangible assets of $249.4 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including federal, state, local and international jurisdictions. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” of this Annual Report on Form 10-K. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Our variable rate indebtedness subjects us to interest rate risk.

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2022, $121.7 million of our variable rate debt outstanding was economically hedged and the remaining $911.5 million was unhedged. If interest rates increase, our debt service obligations on the unhedged portion of our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly. Based on our variable rate debt outstanding as of December 31, 2022, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $9.1 million.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 53.1 million were outstanding at December 31, 2022. While Nasdaq rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

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

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations. As of December 31, 2022, we owned 51 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2022, capital expenditures were approximately $94.7 million. Total construction equipment purchases in 2022 were $48.5 million.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “PRIM”. We had outstanding 53,135,487 shares of common stock and 407 stockholders of record as of February 21, 2023. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

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

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2017, and in each quarter up through December 31, 2022. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The Peer Group is composed of MasTec, Inc., Matrix Service Company, Quanta Services, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each stock in the Peer Group, and in the S&P 500 as of December 31, 2017. All dividends were reinvested in additional shares of common stock. The Peer Group investment is calculated based on a weighted average of the five company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2017 THROUGH DECEMBER 31, 2022

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

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, carbon capture and storage services, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States, major electrical and gas projects for a number of large utility companies in the United States, significant renewable energy projects for energy companies, as well as projects for our engineering customers. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $438.3 million, net of cash acquired. PLH is a utility-focused specialty construction company with concentration in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. The total purchase price was funded through a combination of borrowings under our New Term Loan facility, as defined below, and borrowings under our Revolving Credit Facility, as defined below. We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy/Renewables and Pipeline segments.

Acquisition of B Comm, LLC

On June 8, 2022, we acquired B Comm, LLC (“B Comm”) in an all-cash transaction of approximately $36.0 million, net of cash acquired. B Comm was incorporated into our Utilities segment and is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our Master Services Agreement (“MSA”) revenue base and expand our communication services within the utility markets. The total purchase price was funded with borrowings under our Revolving Credit Facility.

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired Alberta Screw Piles, Ltd. (“ASP”) for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one year periods ending March 1, 2023 and March 1, 2024, respectively. We incorporated the operations of ASP into our Energy/Renewables segment.

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

We have seen and continue to anticipate potential changes to the already stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects. While permitting and other regulatory challenges create uncertainty as to the timing of some of our opportunities, we continue to see bidding activity for numerous midstream pipeline projects. We believe that we have the financial and operational strength to meet the challenge of either short-term delays or the impact of significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current view of the outlook for our major end markets is as follows:

●	Construction of alternative energy facilities, chemical processing facilities, renewable natural gas facilities, solar power facilities, wind farms, battery storage — We believe state and federal governments, investors and utilities remain committed to a changing fuel generation mix that is moving toward more alternative energy sources. As this trend grows, along with the demand for power, we expect an increase in new power generation facilities powered by renewable energy sources, as well as energy storage systems. We also expect to benefit from the increased spending and long-term tax incentives in the Inflation Reduction Act (“IRA”) signed by the President in August of 2022. The IRA extends tax incentives for wind and solar facilities and includes provisions to support the burgeoning green hydrogen market and standalone battery energy storage systems. The long term extension of these credits and strong support of U.S. manufacturing has attracted a significant amount of new capital that will finance renewable projects as well as enhance the supply chain needed to meet increasing demand. Other trends we are seeing are major investments in industrial gases and agricultural chemicals. To the extent this dynamic continues, we anticipate continued engineering, procurement, and construction opportunities, primarily benefitting our Energy/Renewables segment.

●	Communications construction opportunities — We believe the federal government remains committed to improving or expanding communications access. The IRA and other Federal and State programs provide critical funding to help construct and improve the infrastructure required to provide sufficient broadband access to areas that have historically had lower access to broadband services. We expect these opportunities, as well as ongoing spending by communications companies, to benefit our Utilities segment.

●	Power Delivery — We are experiencing strong tailwinds in our power delivery business as the industry continues to invest in grid resiliency, modernization, renewable generation integration, and the push for electrification. Our national position in this specific market allows for scalable coverage across the industry. Electric distribution undergrounding initiatives with clients in our key markets has been, and will continue to be, a strong opportunity for us as we see utilities customers continue to invest in grid reliability. Additionally, we are experiencing new opportunities as utilities providers invest in renewable energy and upgrading their transmission infrastructure.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the United States to grow over the long-term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. Renewable generation will require substations and transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We also expect to benefit from the spending authorized in the Infrastructure Bill to improve the electric grid. These opportunities, as well as ongoing electric utility repair and maintenance opportunities are expected to benefit our Utilities segment.

●	Inspection, maintenance and replacement of gas utility infrastructure — We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment. We also expect that ongoing gas utility repair and maintenance opportunities will continue.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that environmental concerns over gas fired power plants may impact the timing and location of near-term construction opportunities in certain states. We believe that based on continuing population growth, the intermittency of renewable power resources, and the environmental requirements limiting using ocean water for cooling, power plants will be needed in spite of vocal opposition to these “non-green” generation sources. In addition, the generally historically low price of natural gas could result in the continued replacement of coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Energy/Renewables segment.

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines — We expect that the volatility in the price of oil could reduce activities in most, if not all of the shale basins. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, production from the shale formations and increased demand for exporting liquified natural gas (“LNG”) could strain the current capacity limitations between production and processing locations which would provide opportunities for our Pipeline segment.

●	Inspection, maintenance and replacement of pipeline infrastructure — We believe that regulatory measures around the frequency or stringency of pipeline integrity testing requirements provides growth opportunity in our Pipeline segment. Regulatory requirements continue to mandate or require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates safely, reliably and in an environmentally conscious manner. In addition, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through maintenance and integrity initiatives. As a result, we expect demand to continue to grow for our pipeline integrity services.

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of specialty construction services. We depend in part on spending by companies in the communications, gas and electric utilities, energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We have been actively monitoring the impact of the dynamic macroeconomic environment, including the impact of inflation, on all aspects of our business. We have experienced increased fuel and labor costs from the inflationary environment and anticipate that significantly elevated levels of cost inflation could persist throughout 2023. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in certain states has resulted in delays for the construction of gas-fired power plants, while regulators continue to search for significant renewable resources. However, the increased demand for renewable resources is also creating demand for our construction and specialty services, such as the need for battery storage and the construction of utility scale and distributed generation solar facilities.

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and New Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2022, $121.7 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2022, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $9.1 million.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

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

Revenue recognition — We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, politics and any prevailing impacts from pandemics or epidemics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

At December 31, 2022, we had approximately $110.0 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $99.2 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2022.

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

Identifiable Tangible Assets. Significant identifiable tangible assets acquired would include accounts receivable, contract assets, leases and fixed assets (generally consisting of facilities and construction equipment). We determine the fair value of these assets as of the acquisition date. For current assets and current liabilities of an acquisition, we will evaluate whether the book value is equivalent to fair value due to their short term nature. We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

Identifiable Intangible Assets. When necessary, we use the assistance of an independent third-party valuation specialist to determine the fair value of the intangible assets acquired. Third-party specialists are used to help us identify and separate intangible assets apart from goodwill such as customer relationships and tradenames. Fair value is determined by analyzing revenue trends, expected growth rates for existing customers, customer attrition rates, royalty rates, discount rates and intended use of future assets.

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

There were no impairments of goodwill for the years ended December 31, 2022, 2021 and 2020.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption that the tax authority has full knowledge of all relevant facts regarding the position. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority. For tax positions not meeting the more likely than not test, no tax benefit is recorded. Based on our results for the year ended December 31, 2022, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $1.6 million.

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

Results of Operations

Consolidated Results

Revenue

2022 and 2021

Revenue for the year ended December 31, 2022 increased by $923.0 million, or 26.4%, compared to 2021. The increase was primarily due to growth in our Energy/Renewables and Utilities segments, and the acquisitions of PLH and B Comm ($406.2 million combined), partially offset by a decline in our Pipeline segment as described in the segment results below.

2021 and 2020

Revenue for the year ended December 31, 2021 increased by $6.1 million, or 0.2%, compared to 2020. The increase was primarily due to growth in our Energy/Renewables and Utilities segments, including $266.6 million from our acquisition of FIH, mostly offset by a decrease in revenue in our Pipeline segment as described in the segment results below.

Gross Profit

2022 and 2021

For the year ended December 31, 2022, gross profit increased by $40.2 million, or 9.7%, compared to 2021. The increase was primarily due to an increase in revenue and the acquisitions of PLH and B Comm ($46.4 million combined), partially offset by a decrease in margins. Gross profit as a percentage of revenue decreased to 10.3% from 11.9% in the same period in 2021 primarily as a result of negative gross margins in our Pipeline segment in 2022, increased labor and fuel costs in our Utilities segment, and the closeout of multiple pipeline projects in our Pipeline segment in 2021, as more fully described in the segment results below.

In addition, we had a favorable impact from the change in useful lives of certain equipment, which reduced our depreciation expense for the year ended December 31, 2022 by $19.3 million compared to the same period in 2021. See Note 2 — “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

2022 and 2021

SG&A expenses were $281.6 million for the year ended December 31, 2022, an increase of $51.5 million, or 22.4% compared to 2021, primarily due to the increases in headcount from the acquisitions of PLH and B Comm ($28.3 million) and increased costs to support our strong organic growth. SG&A expense as a percentage of revenue for the year ended December 31, 2022 decreased to 6.4% compared to 6.6% for the year ended December 31, 2021, primarily due to increased revenue.

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

Transaction and related costs

2022 and 2021

Transaction and related costs for the year ended December 31, 2022 were $20.1 million, an increase of $3.7 million or 22.3% compared to 2021, primarily due to an increase in professional fees paid to advisors for the acquisitions of PLH and B Comm.

2021 and 2020

Transaction and related costs for the year ended December 31, 2021 were $16.4 million, primarily related to our acquisition of FIH, as well as the expense incurred in 2021 associated with the purchase of Primoris common stock by certain employees of FIH at a 15% discount.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Consolidated Statements of Income for the year ended December 31, 2022. There were no such comparable transactions for the year ended December 31, 2021.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Foreign exchange gain (loss), net	$1.1	$(0.1)	$0.4
Other income, net	2.1	0.3	1.2
Interest expense, net	(39.2)	(18.5)	(19.9)
Total other expense	$(36.1)	$(18.3)	$(18.3)

Interest expense, net for the year ended December 31, 2022 was $39.2 million compared to $18.5 million for the year ended December 31, 2021. The increase of $20.7 million was due primarily to higher average debt balances from the borrowings related to the PLH acquisition as well as a higher average interest rate.

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

The weighted average interest rate on total debt outstanding at December 31, 2022, 2021 and 2020 was 6.2%, 2.8% and 3.7%, respectively.

Provision for income taxes

Our provision for income taxes decreased $9.8 million to $26.3 million for 2022 compared to 2021. The decrease was primarily driven by the release of valuation allowances during the second and third quarters of 2022, partially offset by tax on increased pre-tax profits. Due to capital gains on the sale of California properties in 2022, we have released all of the valuation allowance previously placed on capital losses and recognized a 5.8% decrease in our 2022 annual effective tax rate. The 2022 effective tax rate was 16.5%.

Our provision for income taxes decreased $4.5 million to $36.1 million for 2021 compared to 2020. The decrease was primarily due to the temporary law change allowing full deductibility of per diem expenses through 2022, partially offset by tax on increased pre-tax profits. The 2021 effective tax rate was 23.8%.

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

Segment Results

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$2,024.3		$1,658.0		$1,365.6
Gross profit	210.7	10.4%	186.3	11.2%	177.8	13.0%

2022 and 2021

Revenue increased by $366.3 million, or 22.1%, during 2022 compared to 2021. The increase is primarily due to the acquisitions of PLH and B Comm ($260.7 million combined) in 2022 and increased activity across the power delivery and communications markets.

Gross profit increased $24.4 million, or 13.1%, during 2022 compared to 2021. The increase is primarily attributable to the incremental impact of the PLH and B Comm acquisitions ($26.2 million), partially offset by lower margins. Gross profit as a percentage of revenue decreased to 10.4% in 2022 compared to 11.2% in 2021 primarily due to increased fuel and labor costs from the inflationary environment we experienced in 2022. A substantial majority of the work done in our Utilities segment is performed over longer term MSA contracts. These MSA contracts generally have escalation provisions that allow us to adjust billing rates annually, but typically the annual adjustment is subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Due to the inflationary environment we have experienced in 2022, our actual cost increases have exceeded the contractual caps, and therefore have negatively impacted gross margins. We have been successful in renegotiating some of our major contracts to address the increased fuel and labor costs on future work and will continue to address this with our utility customers going forward.

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

Energy/Renewables Segment

Revenue and gross profit for the Energy/Renewables segment for the years ending December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Energy/Renewables Segment
Revenue	$2,087.5		$1,408.2		$1,228.8
Gross profit	252.9	12.1%	150.3	10.7%	94.9	7.7%

2022 and 2021

Revenue increased by $679.3 million, or 48.2%, during 2022 compared to 2021, primarily due to increased renewable energy activity ($430.1 million), the PLH acquisition ($106.4 million), and increased activity on electric power plants and hydrogen plants.

Gross profit increased by $102.6 million, or 68.3%, during 2022 compared to 2021, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 12.1% in 2022 compared to 10.7% in 2021, primarily due to increased revenue on higher margin renewable energy projects in 2022 and higher costs associated with a LNG plant project in the Northeast in 2021, partially offset by a favorable claims resolution on an industrial plant project in 2021.

2021 and 2020

Revenue increased by $179.4 million, or 14.6%, during 2021 compared to 2020, primarily due to increased renewable energy activity ($286.2 million), partially offset by the substantial completion of industrial projects in Texas, Louisiana, and California in 2020.

Gross profit increased by $55.4 million, or 58.3%, during 2021 compared to 2020, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.7% in 2021 compared to 7.7% in 2020, primarily due to favorable claims resolution on an industrial plant project in 2021 and higher costs in 2020 associated with a LNG plant project in the Northeast. These amounts were partially offset by the favorable impact of the Canadian Emergency Wage Subsidy in 2020.

Pipeline Segment

Revenue and gross profit for the Pipeline segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Pipeline Segment
Revenue	$308.8		$431.5		$897.0
Gross profit	(6.7)	(2.2%)	80.1	18.6%	97.5	10.9%

2022 and 2021

Revenue decreased by $122.7 million, or 28.4%, during 2022 compared to 2021. The decrease is primarily attributable to the substantial completion of pipeline projects in 2021 and a decline in midstream pipeline market demand, partially offset by the acquisition of PLH ($39.0 million).

Gross profit decreased by $86.8 million, or 108.3%, during 2022 compared to 2021, primarily due to lower revenue and margins. Gross profit as a percentage of revenue decreased to (2.2%) in 2022 compared to 18.6% in 2021, primarily due to higher costs on a pipeline project in the Mid-Atlantic from unfavorable weather conditions experienced in 2022 and lower than anticipated volumes in 2022, which led to higher relative carrying costs for equipment and personnel. In addition, we had a favorable impact from the closeout of multiple pipeline projects in 2021.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At December 31, 2022, there was $100.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $47.3 million, and available borrowing capacity was $177.7 million.

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

During part of 2020, we deferred FICA tax payments as allowed under The Coronavirus Aid, Relief, and Economic Security Act. This deferral was $21.7 million at December 31, 2022 and was paid on January 3, 2023.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $248.7 million at December 31, 2022, compared to $200.5 million at December 31, 2021. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facility, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2022, we spent approximately $94.7 million for capital expenditures, which included $48.5 million for construction equipment. Capital expenditures are expected to total between $80.0 million and $100.0 million for 2023, which includes $40.0 million to $60.0 million for construction equipment.

Cash Flows

Cash flows during the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Change in cash:
Net cash provided by operating activities	$83.3	$79.7	$313.0
Net cash used in investing activities	(481.9)	(691.3)	(42.5)
Net cash provided by (used in) financing activities	452.0	485.8	(62.9)
Effect of exchange rate changes	(0.1)	0.5	(0.1)
Net change in cash, cash equivalents and restricted cash	$53.3	$(125.3)	$207.5

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$133.0	$115.7	$105.0
Depreciation and amortization	99.2	105.6	82.4
Gain on sale and leaseback transaction	(40.1)	—	—
Changes in assets and liabilities	(79.0)	(132.7)	128.2
Gain on sale of property and equipment	(31.9)	(15.9)	(8.1)
Other	2.1	7.0	5.5
Net cash provided by operating activities	$83.3	$79.7	$313.0

2022 and 2021

Net cash provided by operating activities for 2022 was $83.3 million, an increase of $3.6 million compared to 2021. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities, partially offset by a decrease in net income (after adjusting for cash from gains reported in investing activities).

The significant components of the $79.0 million change in assets and liabilities for the year ended December 31, 2022 are summarized as follows:

●	Accounts payable and accrued liabilities increased $197.2 million from December 31, 2021 primarily due to revenue growth and the timing of our payments to vendors;

●	Contract assets increased by $118.8 million from December 31, 2021 primarily due to significant revenue growth in 2022;

●	Accounts receivable increased by $98.7 million from December 31, 2021 primarily due to increased revenue; and

●	Other current assets increased by $70.3 million from December 31, 2021 primarily due to prepaid material purchases related to solar projects.

2021 and 2020

Net cash provided by operating activities for 2021 was $79.7 million, a decrease of $233.3 million compared to 2020. The change year-over-year was primarily due to an unfavorable impact from the changes in assets and liabilities.

The significant components of the $132.7 million change in assets and liabilities for the year ended December 31, 2021 are summarized as follows:

●	Contract assets increased by $67.0 million from December 31, 2020 primarily due to the timing of billing our customers;

●	Other current assets increased by $54.7 million from December 31, 2020 primarily due to $23.0 million of prepaid material purchases related to solar projects and a $22.9 million increase in income taxes receivable; and

●	Contract liabilities decreased by $29.1 million from December 31, 2020, primarily due to lower deferred revenue.

Investing activities

Net cash used in investing activities was $481.9 million, $691.3 million, and $42.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.

During 2022, we used $478.4 million for acquisitions, primarily for the acquisitions of PLH and B Comm. During 2021, we used $607.0 million for the acquisition of FIH.

We purchased property and equipment for $94.7 million, $133.8 million and $64.4 million in the years ended December 31, 2022, 2021 and 2020, respectively, principally for our construction activities and facilities investment. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $41.3 million, $49.5 million and $21.9 million for 2022, 2021 and 2020, respectively. Additionally, we received net proceeds of $49.9 million from a sale and leaseback transaction of land and buildings during the year ended December 31, 2022.

Financing activities

Financing activities provided cash of $452.0 million in 2022, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $432.9 million, net of debt issuance costs paid;
●	Net borrowings on our credit facilities of $100.0 million;
●	Proceeds from the issuance of debt secured by our equipment of $30.0 million;
●	Payment of long-term debt of $86.8 million; and
●	Dividend payments to our stockholders of $12.8 million.

Financing activities provided cash of $485.8 million in 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock $178.7 million;
●	Proceeds from the issuance of debt secured by our equipment of $61.7 million;
●	Payment of long-term debt of $113.9 million;
●	Purchase of common stock of $14.7 million; and
●	Dividend payments to our stockholders of $12.6 million.

Financing activities used cash of $62.8 million in 2020, which was primarily due to the following:

●	Payment of long-term debt of $68.9 million;
●	Dividend payments to our stockholders of $11.6 million;
●	Purchase of common stock of $11.5 million; and
●	Proceeds from the issuance of debt secured by our equipment and real estate of $33.9 million.

Debt Activities

Credit Agreement

On August 1, 2022, we entered into the Amended Credit Agreement with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”) that increased the Term Loan by $439.5 million to an aggregate principal amount of $945.0 million. The Amended Credit Agreement is scheduled to mature on August 1, 2027.

In addition to the New Term Loan, the Amended Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2022, there was $100.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $47.3 million, and available borrowing capacity was $177.7 million.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2022.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt then outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.50% at December 31, 2022. The interest rate swap matures on July 10, 2023.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada (“Canadian Credit Facility”). The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2022, commercial letters of credit outstanding were $0.7 million in Canadian dollars, and the available borrowing capacity was $3.3 million in Canadian dollars. The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2022, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2022, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Contractual Obligations

As of December 31, 2022, we had $1.15 billion of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2022 is as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$1,151.7	$78.1	$166.1	$899.6	$7.9
Interest on long-term debt (1)	289.5	70.6	130.4	88.2	0.3
Operating leases	221.0	78.5	79.7	42.0	20.8
	$1,662.2	$227.2	$376.2	$1,029.8	$29.0
Letters of credit	$47.8	$47.8	$—	$—	$—
(1)

The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2022, including the impact of our interest rate swap.

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

●	At December 31, 2022, we had letters of credit outstanding of $47.8 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and Canadian Credit Facility. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2022, we had bid and completion bonds issued and outstanding totaling approximately $4.3 billion. The remaining performance obligation on those bonded projects totaled approximately $1.7 billion at December 31, 2022. We do not believe that it is likely that we would have to fund material claims under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. We currently do not anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Backlog

For specialty contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as a combination of: (1) anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and (2) the estimated revenue on MSA work for the next four quarters (“MSA Backlog”). We do not include certain contracts in the calculation of backlog where scope, and therefore contract value, is not adequately defined.

The two components of backlog, Fixed Backlog and MSA Backlog, are detailed below.

Fixed Backlog

Fixed Backlog by reporting segment and the changes in Fixed Backlog for the periods ending December 31, 2022, 2021 and 2020 were as follows, (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2021	Fixed Backlog	Fixed Backlog	2022 (1)	00	00	Backlog Projects	00	00	2022
Utilities	$37.0	$450.0	$303.7	$183.3			$1,720.6			$2,024.3
Energy/Renewables	2,328.3	2,526.7	1,852.4	3,002.6			235.1			2,087.5
Pipeline	113.9	470.6	195.4	389.1			113.4			308.8
Total	$2,479.2	$3,447.3	$2,351.5	$3,575.0			$2,069.1			$4,420.6
(1)	Includes approximately $59.4 million, $15.1 million and $183.0 million of Fixed Backlog as a result of the PLH acquisition included in the Utilities, Energy/Renewables and Pipeline segments, respectively.

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 Months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2020	Fixed Backlog	Fixed Backlog	2021	00	00	Backlog Projects	00	00	2021
Utilities	$36.8	$288.6	$288.4	$37.0			$1,369.6			$1,658.0
Energy/Renewables	1,256.5	2,298.9	1,227.1	2,328.3			181.1			1,408.2
Pipeline	346.3	127.0	359.4	113.9			72.0			431.4
Total	$1,639.6	$2,714.5	$1,874.9	$2,479.2			$1,622.7			$3,497.6

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 12 months
	December 31,	Additions to	Recognized from	December 31,			Non-Fixed			ended December 31,
Reportable Segment	2019	Fixed Backlog	Fixed Backlog	2020	00	00	Backlog Projects	00	00	2020
Utilities	$59.6	$260.2	$283.0	$36.8			$1,082.6			$1,365.6
Energy/Renewables	956.4	1,377.5	1,077.4	1,256.5			151.5			1,228.9
Pipeline	743.4	360.0	757.1	346.3			139.9			897.0
Total	$1,759.4	$1,997.7	$2,117.5	$1,639.6			$1,374.0			$3,491.5

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At December 31, 2022, our total Fixed Backlog was $3.58 billion, representing an increase of $1.1 billion, or 44.2%, from $2.48 billion as of December 31, 2021.

MSA Backlog

The following table outlines historical MSA revenue for the twelve months ending December 31, 2022, 2021 and 2020 (in millions):

Year:	MSA Revenue
2022	$2,023.0
2021	1,603.8
2020	1,360.4

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at December 31, 2022, 2021 and 2020 by reportable segment (in millions):

	MSA Backlog	MSA Backlog	MSA Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2022 (1)	2021	2020
Utilities	$1,649.9	$1,346.6	$1,008.4
Energy/Renewables	161.5	127.0	97.2
Pipeline	97.1	50.0	31.4
Total	$1,908.5	$1,523.6	$1,137.0
(1)	Includes approximately $262.7 million, $11.8 million and $37.5 million of MSA Backlog as a result of the PLH acquisition included in the Utilities, Energy/Renewables and Pipeline segments, respectively.

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog) by reportable segment at December 31, 2022, 2021 and 2020 (in millions):

	Total Backlog	Total Backlog	Total Backlog
	at December 31,	at December 31,	at December 31,
Reportable Segment:	2022	2021	2020
Utilities	$1,833.2	$1,383.6	$1,045.2
Energy/Renewables	3,164.1	2,455.3	1,353.7
Pipeline	486.2	163.9	377.7
Total	$5,483.5	$4,002.8	$2,776.6
(1)	Includes approximately $322.1 million, $26.8 million and $220.5 million of total Backlog as a result of the PLH acquisition included in the Utilities, Energy/Renewables and Pipeline segments, respectively.

We expect that during 2023, we will recognize as revenue approximately 73% of the total backlog at December 31, 2022, comprised of backlog of approximately: 100% of the Utilities segment; 56% of the Energy/Renewables segment; and 85% of the Pipeline segment.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2022, due to the generally short maturities of these items.

Our revolving credit facility and term loan bear interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2022, $121.7 million of our variable rate debt outstanding was economically hedged, with a maturity date of July 10, 2023. Based on our variable rate debt outstanding as of December 31, 2022, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $9.1 million.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As discussed in Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we acquired PLH on August 1, 2022. PLH constitutes approximately 12.2% of total assets (excluding approximately $1.1 billion of goodwill and intangible assets), and approximately 8.3% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2022. As the acquisition of PLH occurred in the third quarter of 2022, we excluded PLH from our assessment of the effectiveness of internal controls over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2022, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K or set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2022 and 2021 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2022, 2021 and 2020.
2.	Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

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

Exhibit 2.3

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

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-134694), as filed with the SEC on June 2, 2006)

Exhibit 4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, as filed with the SEC on March 1, 2022)

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

Exhibit 10.3

General Indemnity Agreement, dated January 24, 2012, by and among Primoris Services Corporation, ARB, Inc. ARB Structures, Inc., OnQuest, Inc., OnQuest Heaters, Inc. Born Heaters Canada ULC, Cardinal Contractors, Inc., Cardinal Southeast, Inc., Stellaris, LLC, GML Coatings, LLC, James Construction Group, LLC, Juniper Rock Corporation, Rockford Corporation; Alaska Continental Pipeline, Inc., All Day Electric Company, Inc. Primoris Renewables, LLC, Rockford Pipelines Canada, Inc. and Chubb Group of Insurance Companies (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K, as filed with the SEC on March 5, 2012)

Exhibit 10.4

Contribution Agreement, dated as of September 30, 2013, by and among WesPac Energy LLC, Kealine Holdings LLC, Primoris Services Corporation and WesPac Midstream LLC and Highstar WesPac Main Interco LLC and Highstar WesPac Prism/IV-A Interco LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 5, 2013)

Exhibit 10.5

Agreement for Services, dated January 1, 2020, by and among Primoris Services Corporation and David King. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K, as filed with the SEC on February 25, 2020) (#)

Exhibit 10.6

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Tom McCormick (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on April 7, 2022) (#)

Exhibit 10.7

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John F. Moreno, Jr. (incorporated by reference to Exhibit 10.2 to Primoris’ Current Report on Form 8-K filed on April 7, 2022) (#)

Exhibit 10.8

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and Ken M. Dodgen (incorporated by reference to Exhibit 10.3 to Primoris’ Current Report on Form 8-K filed on April 7, 2022) (#)

Exhibit 10.9

Employment Agreement dated April 1, 2022, by and between Primoris Services Corporation and John M. Perisich (incorporated by reference to Exhibit 10.4 to Primoris’ Current Report on Form 8-K filed on April 7, 2022) (#)

Exhibit 10.10	2022 Primoris Services Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on May 9, 2022) (#)

Exhibit 10.11

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

Primoris Services Corporation (Registrant)

Date:	February 27, 2023	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Michael E. Ching	Director
Michael E. Ching

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ Jose R. Rodriguez	Director
Jose R. Rodriguez

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:	/s/ Patricia K. Wagner	Director
Patricia K. Wagner

Date:	February 27, 2023

PRIMORIS SERVICES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, on August 1, 2022, the Company acquired PLH Group, Inc. (“PLH”). For the purposes of assessing internal control over financial reporting, management excluded PLH, whose financial statements constitute 12.2% of total assets (excluding $1.1 billion of goodwill and intangible assets, which were integrated into the Company’s control environment) and 8.3% of consolidated net revenues, as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of PLH.

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

Revenue Recognition – Estimated contract costs and variable consideration estimates: As described in Note 5 to the consolidated financial statements, the Company’s consolidated revenues and costs of revenue were $4,421 million and $3,964 million, respectively, for the year ended December 31, 2022. A portion of revenue is derived from contracts that are fixed-price or unit-price, where scope is adequately defined, and is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs at completion, and thus revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. Changes in these estimates could have a significant impact on the amount of revenue and profit recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Based on the significant judgment required by management and high degree of subjectivity involved in the determination of both total estimated costs at completion and variable consideration, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•	Tested the design and operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
•	Tested a selection of fixed-priced and unit-priced contracts, focusing on risk-based characteristics. Evaluated the reasonableness of the assumptions and judgments underlying the accounting for these selected contracts as follows:
o	Inquired with and inspected questionnaires prepared by project personnel to understand the status of the contract, changes from prior periods, key assumptions underlying the revenue and costs, and the existence of any claims or litigation and corroborating such information.
o	Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin at year end. We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost details with supporting third-party evidence.
o	Tested management’s estimation process by performing lookback analyses at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates.
o	Tested management’s process for determining contingent costs included in contract estimates and evaluated the reasonableness of the contingency factors utilized.

o	Evaluated the appropriateness of the Company’s inclusion or exclusion of variable consideration from the work-in-process schedule in the selection of contracts.

Valuation of Acquired Intangible Assets – PLH Group, Inc.: As described in Note 4 to the consolidated financial statements, the Company acquired PLH Group, Inc. in an all-cash transaction valued at approximately $438.3 million, net of cash and restricted cash acquired. The acquisition was accounted for as a business combination in which management estimated the fair values of the identified assets acquired and liabilities assumed.

Auditing the Company's accounting for its acquisition of PLH Group, Inc. was complex due to the significant estimation uncertainty in the Company’s determination of the $88.9 million fair value of identified intangible assets, which consisted of customer relationships and tradenames. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the identified intangible assets and the sensitivity of the respective fair value estimates to the significant underlying assumptions. The significant underlying assumptions used to estimate the fair value of the identified intangible assets included the customer attrition rates, discount rates, revenue growth rates, and royalty rates. Based on the significant judgment required by management and high degree of subjectivity involved in the determination of these assumptions, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified the valuation of acquired intangible assets as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	Tested the design and operating effectiveness of internal controls over the corporate acquisition cycle, including those related to the significant inputs and assumptions used in determining the fair value estimates of the acquired intangible assets.
●	Evaluated the Company’s methodology used to estimate the fair value of the customer relationships and tradenames, including involving our valuation specialists to assist with the evaluation of the methodology used by the Company and of certain assumptions and conclusions included in the fair value estimates. For example, our valuation specialists performed independent analysis to assess the reasonableness of the acquired entity’s discount rate as it related to the valuation of the customer relationships and tradenames.
●	Evaluated the significant assumptions used by the Company, including projected financial information of the acquired entity, which primarily related to revenue growth and customer attrition rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the revenue growth rates, customer attrition rates, and changes in the business that would drive these forecasted rates, we compared the assumptions to industry trends, historical rates, and subsequent results to evaluate management’s estimates as of the date of the transaction.

/s/ Moss Adams LLP

San Diego, California

February 27, 2023

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$248,692	$200,512
Accounts receivable, net	663,119	471,656
Contract assets	616,224	423,659
Prepaid expenses and other current assets	176,350	86,263
Total current assets	1,704,385	1,182,090
Property and equipment, net	493,859	433,279
Operating lease assets	202,801	158,609
Deferred tax assets	—	1,307
Intangible assets, net	249,381	171,320
Goodwill	871,808	581,664
Other long-term assets	21,786	15,058
Total assets	$3,544,020	$2,543,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,956	$273,463
Contract liabilities	275,947	240,412
Accrued liabilities	245,837	174,821
Dividends payable	3,187	3,192
Current portion of long-term debt	78,137	67,230
Total current liabilities	1,138,064	759,118
Long-term debt, net of current portion	1,065,315	594,232
Noncurrent operating lease liabilities, net of current portion	130,787	98,059
Deferred tax liabilities	57,101	38,510
Other long-term liabilities	43,915	63,353
Total liabilities	2,435,182	1,553,272
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,124,899 and 53,194,585 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	263,771	261,918
Retained earnings	847,681	727,433
Accumulated other comprehensive income	(2,620)	698
Total stockholders’ equity	1,108,838	990,055
Total liabilities and stockholders’ equity	$3,544,020	$2,543,327

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$4,420,599	$3,497,632	$3,491,497
Cost of revenue	3,963,714	3,080,972	3,121,283
Gross profit	456,885	416,660	370,214
Selling, general and administrative expenses	281,577	230,110	202,835
Transaction and related costs	20,054	16,399	3,430
Gain on sale and leaseback transaction	(40,084)	—	—
Operating income	195,338	170,151	163,949
Other income (expense):
Foreign exchange gain (loss), net	1,088	(95)	379
Other income, net	2,072	299	1,234
Interest expense, net	(39,212)	(18,498)	(19,923)
Income before provision for income taxes	159,286	151,857	145,639
Provision for income taxes	(26,265)	(36,118)	(40,656)
Net income	133,021	115,739	104,983

Dividends per common share	$0.24	$0.24	$0.24

Earnings per share:
Basic	$2.50	$2.19	$2.17
Diluted	$2.47	$2.17	$2.16

Weighted average common shares outstanding:
Basic	53,200	52,674	48,303
Diluted	53,759	53,161	48,633

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$133,021	$115,739	$104,983
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,318)	(260)	882
Comprehensive income	$129,703	$115,479	$105,865

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	48,665,138	$5	$97,130	$532,319	$76	$629,530
Net income	—	—	—	104,983	—	104,983
Foreign currency translation adjustments, net of tax	—	—	—	—	882	882
Issuance of shares, net of issuance costs	82,452	—	1,710	—	—	1,710
Conversion of Restricted Stock Units, net of shares withheld for taxes	57,112	—	(572)	—	—	(572)
Stock-based compensation	—	—	2,274	—	—	2,274
Dividend equivalent Units accrued - Restricted Stock Units	—	—	9	(9)	—	—
Purchase of stock	(694,260)	—	(11,453)	—	—	(11,453)
Distribution of noncontrolling entities	—	—	—	(1,000)	—	(1,000)
Dividends declared ($0.24 per share)	—	—	—	(11,562)	—	(11,562)
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,731	$958	$714,792
Net income	—	—	—	115,739	—	115,739
Foreign currency translation adjustments, net of tax	—	—	—	—	(260)	(260)
Issuance of shares, net of issuance costs	5,597,216	1	178,474	—	—	178,475
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,690	—	(1,398)	—	—	(1,398)
Stock-based compensation	—	—	10,462	—	—	10,462
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)	—	—
Purchase of stock	(635,763)	—	(14,720)	—	—	(14,720)
Distribution of noncontrolling entities	—	—	—	(165)	—	(165)
Dividends declared ($0.24 per share)	—	—	—	(12,870)	—	(12,870)
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433	$698	$990,055
Net income	—	—	—	133,021	—	133,021
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,318)	(3,318)
Issuance of shares, net of issuance costs	75,805	—	1,726	—	—	1,726
Conversion of Restricted Stock Units, net of shares withheld for taxes	131,709	—	(1,324)	—	—	(1,324)
Stock-based compensation	—	—	7,441	—	—	7,441
Purchase of stock	(277,200)	—	(5,990)	—	—	(5,990)
Dividends declared ($0.24 per share)	—	—	—	(12,773)	—	(12,773)
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681	$(2,620)	$1,108,838

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$133,021	$115,739	$104,983
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	99,157	105,559	82,497
Stock-based compensation expense	7,441	10,462	2,274
Gain on sale of property and equipment	(31,890)	(15,921)	(8,059)
Gain on sale and leaseback transaction	(40,084)	—	—
Unrealized (gain) loss on interest rate swap	(5,581)	(4,859)	2,762
Other non-cash items	277	1,381	374
Changes in assets and liabilities:
Accounts receivable	(98,724)	10,540	(30,035)
Contract assets	(118,806)	(66,999)	19,288
Other current assets	(70,275)	(54,725)	13,562
Net deferred tax liabilities (assets)	14,695	25,564	(5,080)
Other long-term assets	932	(1,683)	2,170
Accounts payable	191,532	15,701	9,577
Contract liabilities	(7,869)	(29,111)	74,791
Operating lease assets and liabilities, net	(505)	(2,605)	747
Accrued liabilities	5,707	(24,700)	20,142
Other long-term liabilities	4,318	(4,596)	23,008
Net cash provided by operating activities	83,346	79,747	313,001
Cash flows from investing activities:
Purchase of property and equipment	(94,690)	(133,842)	(64,357)
Proceeds from sale of assets	41,302	49,548	21,851
Proceeds from sale and leaseback transaction, net of related expenses	49,887	—	—
Cash paid for acquisitions, net of cash and restricted cash acquired	(478,438)	(606,974)	—
Net cash used in investing activities	(481,939)	(691,268)	(42,506)
Cash flows from financing activities:
Borrowings under revolving lines of credit	188,560	100,000	—
Payments on revolving lines of credit	(88,560)	(100,000)	—
Proceeds from issuance of long-term debt	469,531	461,719	33,873
Payments on long-term debt	(86,769)	(113,851)	(68,884)
Proceeds from issuance of common stock	585	178,707	578
Debt issuance costs	(6,643)	(4,876)	—
Dividends paid	(12,778)	(12,565)	(11,594)
Purchase of common stock	(5,990)	(14,720)	(11,453)
Other	(5,893)	(8,681)	(5,343)
Net cash provided by (used in) financing activities	452,043	485,733	(62,823)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	456	(140)
Net change in cash, cash equivalents and restricted cash	53,348	(125,332)	207,532
Cash, cash equivalents and restricted cash at beginning of the year	205,643	330,975	123,443
Cash, cash equivalents and restricted cash at end of the year	$258,991	$205,643	$330,975

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$37,177	$22,224	$17,216
Cash paid for income taxes, net of refunds received	3,574	39,256	26,594
Leased assets obtained in exchange for new operating leases	98,127	17,149	54,803

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2022	2021	2020
Dividends declared and not yet paid	$3,187	$3,192	$2,887

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

We have longstanding customer relationships with utility, refining, petrochemical, power, midstream, and engineering companies, and state departments of transportation. We provide our services to a diversified base of customers, under a range of contracting options. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

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

Reportable Segments — Our reportable segments include the Utilities segment, the Energy/Renewables segment and the Pipeline segment. See Note 13 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Seasonality — Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and specialty services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

Variability — Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform large construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Principles of consolidation —The accompanying Consolidated Financial Statements include the accounts of Primoris and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification —Certain previously reported amounts have been reclassified to conform to the current year presentation.

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which is recorded as restricted cash at December 31, 2022. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2022	2021	a	2020	2019
Cash and cash equivalents	$248,692	$200,512		$326,744	$120,286
Restricted cash included in prepaid expenses and other current assets	10,299	5,131		4,231	3,157
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$258,991	$205,643		$330,975	$123,443

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

Contingent Earnout Liabilities—As part of certain acquisitions, we agreed to pay cash to certain sellers upon meeting specific operating performance targets for specified periods subsequent to the acquisition date. Each quarter we evaluate the fair value of the estimated contingency and record a non-operating charge for the change in the fair value. Upon meeting the target, we reflect the full liability on the balance sheet and record a charge to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

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

Partnerships and joint ventures — We are periodically a member of a partnership or a joint venture. These partnerships or joint ventures are used primarily for the execution of single contracts or projects.  Our ownership can vary from a small noncontrolling ownership to a significant ownership interest. We evaluate each partnership or joint venture to determine whether the entity is considered a variable interest entity (“VIE”) as defined in ASC 810, “Consolidation”, and if a VIE, whether we are the primary beneficiary of the VIE, which would require us to consolidate the VIE in our financial statements. When consolidation occurs, we account for the interests of the other parties as a noncontrolling interest and disclose the net income attributable to noncontrolling interests.

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2022 and 2021, we had cash balances of $248.7 million and $200.5 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 23.8% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2022. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages. Of the 89 collective bargaining agreements to which we are a party to, 22 will require renegotiation during 2023. We have not had a significant work stoppage in more than 20 years.

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

Insurance—We self-insure worker’s compensation and general liability up to $0.5 million per claim. We maintained a self-insurance reserve totaling $45.7 million and $31.0 million at December 31, 2022 and 2021, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

Derivative instruments and hedging activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Our use of derivatives currently consists of interest rate swap agreements. The interest rate swap agreements were entered into to improve the predictability of cash flows from interest payments related to variable rate debt for the duration of the term loan, and is not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2022 and 2021 was $2.0 million and $2.9 million, respectively.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2022, certain contracts had revisions in cost estimates from those projected at December 31, 2021. This change in estimate resulted in a decrease in net income of $9.8 million, or $0.18 per share (basic and diluted, respectively) for the year ended December 31, 2022.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 40.0% to 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2022, 2021 and 2020, approximately 46.1%, 42.9% and 47.0%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2022, 2021 and 2020, our management has not identified any material impairment of its property and equipment.

Depreciation — Effective January 1, 2022, we changed our estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of equipment that previously ranged three to seven years were increased to a range of three to ten years. The effect of this change in estimate reduced depreciation expense by $19.3 million, increased net income by $16.1 million, and increased basic and diluted earnings per share by $0.30 for the year ended December 31, 2022.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 16 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 19—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units (“RSU”) to executives, certain senior managers and issuances of stock to non-employee members of the Board of Directors.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No.2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which changes the accounting for contract assets and liabilities acquired in a business combination by requiring an acquiring entity to measure contract assets and liabilities in accordance with FASB Accounting Standards Codification 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date. We adopted the new standard on January 1, 2023, on a prospective basis and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2022 are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2022:
Cash and cash equivalents	$248,692	$—	$—
Interest rate swap	—	1,235	—
Liabilities as of December 31, 2022:
Contingent consideration	—	—	925

Assets as of December 31, 2021:
Cash and cash equivalents	200,512	—	—
Liabilities as of December 31, 2021:
Interest rate swap	$—	$4,346	$—

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

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4 – “Business Combinations”) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one-year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations” (“ASC 805”), we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration in the fourth quarter of 2022 related to the ASP performance target contemplated in their purchase agreement, and decreased the liability by $1.9 million with a corresponding increase in non-operating income.

Note 4—Business Combinations

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

The table below represents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed from PLH as of the acquisition date. Significant changes since our initial estimates reported in the third quarter of 2022 primarily relate to $18.4 million of project adjustments increasing the fair value of contract liabilities acquired, a $13.7 million reduction in the fair value of acquired intangibles, a $6.0 million reduction in deferred tax assets and a $4.9 million reduction in the fair value of fixed assets acquired. As a result of this and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $49.2 million since the third quarter of 2022. The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined during the one-year measurement period, as defined in ASC 805, which ends during the third quarter of 2023. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, contract assets and liabilities, deferred income taxes, uncertain tax positions, the fair value of certain contractual obligations, and accounts receivable. Consideration amounts are also subject to changes resulting from the finalization of post-closing working capital adjustments (inclusive of cash).

Purchase consideration (in thousands)
Total purchase consideration	$481,493
Less cash and restricted cash acquired	(43,152)
Net cash paid	$438,341

Identifiable assets acquired and liabilities assumed (in thousands)
Cash, cash equivalents and restricted cash	$43,152
Accounts receivable	74,918
Contract assets	75,359
Prepaid expenses and other current assets	13,590
Property, plant and equipment	58,587
Operating lease assets	16,340
Intangible assets:
Customer relationships	77,300
Tradename	11,600
Other long-term assets	6,466
Accounts payable and accrued liabilities	(103,015)
Contract liabilities	(43,853)
Long-term debt (including current portion)	(3,313)
Noncurrent operating lease liabilities, net of current	(12,004)
Deferred tax liability	(5,234)
Other long-term liabilities	(4,136)
Total identifiable net assets	205,757
Goodwill	275,736
Total purchase consideration	$481,493

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

The intangible assets acquired with the PLH acquisition consisted of Customer relationships of $77.3 million and Tradenames of $11.6 million. The Customer relationships and Tradenames are being amortized over a weighted average useful life of

15 years and 1.9 years, respectively. For the period from August 1, 2022, the acquisition date, to December 31, 2022, PLH contributed revenue of $367.9 million and gross profit of $38.2 million.

Acquisition costs related to PLH were $15.7 million for the year ended December 31, 2022, and are included in “Transaction and related costs” on the Condensed Consolidated Statements of Income. Such costs primarily consisted of professional fees paid to advisors.

Acquisition of B Comm, LLC

On June 8, 2022 we acquired B Comm, LLC (“B Comm”) in an all-cash transaction valued at approximately $36.0 million, net of cash acquired. B Comm is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our MSA revenue base and expand our communication services within the utility markets. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $4.8 million of fixed assets, $13.2 million of working capital, $10.2 million of intangible assets and $10.1 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to accrued liabilities. We incorporated the operations of B Comm into our Utilities segment. Goodwill associated with the B Comm acquisition principally consists of the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired ASP for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one-year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $2.6 million of fixed assets and working capital, and $4.3 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to accounts receivable and accrued liabilities. We incorporated the operations of ASP into our Energy/Renewables segment. Goodwill associated with the ASP acquisition principally consists of the value of the assembled workforce. Based on the current Canadian tax treatment, goodwill is expected to be deductible at a rate of 5% per year.

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

Purchase consideration (in thousands)
Total purchase consideration	$615,249
Less cash and restricted cash acquired	(10,525)
Net cash paid	$604,724

Identifiable assets acquired and liabilities assumed (in thousands)
Cash and cash equivalents	$10,525
Accounts receivable	54,337
Contract assets	32,343
Prepaid expenses and other current assets	483
Property, plant and equipment	56,128
Operating lease assets	13,105
Intangible assets:
Customer relationships	122,000
Tradename	4,400
Other long-term assets	6,976
Accounts payable and accrued liabilities	(29,838)
Contract liabilities	(2,256)
Long-term debt (including current portion)	(959)
Noncurrent operating lease liabilities, net of current	(10,975)
Other long-term liabilities	(7,581)
Total identifiable net assets	248,688
Goodwill	366,561
Total purchase consideration	$615,249

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

Supplemental Unaudited Pro Forma Information for the twelve months ended December 31, 2022 and 2021

The following pro forma information for the twelve months ended December 31, 2022 and 2021 presents our results of operations as if the acquisition of PLH had occurred at the beginning of 2021 and FIH had occurred at the beginning of 2020. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs primarily consisting of advisor fees and transaction bonuses payments to select PLH employees directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using an effective tax rate of 16.5% and 23.8% for the twelve months ended December 31, 2022 and 2021, respectively.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the PLH and FIH acquisitions been completed on January 1, 2021 and 2020, respectively. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue	$4,814,237	$4,138,778
Income before provision for income taxes	149,125	79,421
Net income	124,537	60,543

Weighted average common shares outstanding:
Basic	53,200	52,674
Diluted	53,759	53,161

Earnings per share:
Basic	$2.34	$1.15
Diluted	2.32	1.14

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. A portion of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of December 31, 2022, we had $3.8 billion of remaining performance obligations. We expect to recognize approximately 61.1% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance in 2024.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, politics and pandemics or epidemics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the years ended December 31, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was $3.3 million and $55.8 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2022, we had approximately $110.0 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $99.2 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2022.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Unbilled revenue	$420,511	$283,767
Retention receivable	174,149	124,990
Contract materials (not yet installed)	21,564	14,902
	$616,224	$423,659

Contract assets increased by $192.6 million compared to December 31, 2021 primarily due to higher unbilled revenue, including $67.6 million related to the PLH acquisition.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Deferred revenue	$269,853	$234,352
Accrued loss provision	6,094	6,060
	$275,947	$240,412

Contract liabilities increased by $35.5 million compared to December 31, 2021 primarily due to increased deferred revenue, including $24.3 million related to the PLH acquisition.

Revenue recognized for the years ended December 31, 2022 and 2021, that was included in the contract liability balance at the beginning of each year was approximately $220.9 million and $250.4 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2022
Segment	MSA	Non-MSA	Total
Utilities	$1,691,571	$332,736	$2,024,307
Energy/Renewables	212,190	1,875,299	2,087,489
Pipeline	119,226	189,577	308,803
Total	$2,022,987	$2,397,612	$4,420,599

	For the year ended December 31, 2021
Segment	MSA	Non-MSA	Total
Utilities	$1,364,995	$292,962	$1,657,957
Energy/Renewables	166,796	1,241,415	1,408,211
Pipeline	72,058	359,406	431,464
Total	$1,603,849	$1,893,783	$3,497,632

	For the year ended December 31, 2020
Segment	MSA	Non-MSA	Total
Utilities	$1,080,158	$285,477	1,365,635
Energy/Renewables	140,370	1,088,451	1,228,821
Pipeline	139,868	757,173	897,041
Total	$1,360,396	$2,131,101	$3,491,497

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$192,991	$1,327,379	$503,937	$2,024,307
Energy/Renewables	1,459,689	375,629	252,171	2,087,489
Pipeline	236,113	31,438	41,252	308,803
Total	$1,888,793	$1,734,446	$797,360	$4,420,599
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$125,640	1,146,316	$386,001	$1,657,957
Energy/Renewables	802,995	307,786	297,430	1,408,211
Pipeline	324,993	3,188	103,283	431,464
Total	$1,253,628	$1,457,290	$786,714	$3,497,632
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2020
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$130,723	$865,269	$369,643	$1,365,635
Energy/Renewables	375,718	340,684	512,419	1,228,821
Pipeline	518,556	310,780	67,705	897,041
Total	$1,024,997	$1,516,733	$949,767	$3,491,497
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	December 31,
	2022	2021	Useful Life
Land and buildings	$154,596	$144,718	Buildings 30 Years
Leasehold improvements	21,349	19,555	Various*
Office equipment	23,659	20,045	3 - 5 Years
Construction equipment	717,419	652,296	3 - 10 Years
Solar equipment	23,552	23,552	25 years
Construction in progress	26,145	22,369
	966,720	882,535
Less: accumulated depreciation and amortization	(472,861)	(449,256)
Property and equipment, net	$493,859	$433,279

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $78.2 million, $87.2 million and $73.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2022 and 2021 was as follows (in thousands):

	Utilities	Energy/Renewables	Pipeline	Total
Balance at December 31, 2020	$96,344	$66,344	$52,415	$215,103
Goodwill acquired during the period	366,561	—	—	366,561
Balance at December 31, 2021	462,905	66,344	52,415	581,664
Goodwill acquired during the period	253,379	17,859	18,906	290,144
Balance at December 31, 2022	$716,284	$84,203	$71,321	$871,808

There were no changes in goodwill balances during the year ended December 31, 2020 and there were no impairments of goodwill for the years ended December 31, 2022, 2021 and 2020.

The table below summarizes the intangible asset categories, which are generally amortized on a straight-line basis (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$32,820	(25,611)	7,209	$20,440	$(19,675)	$765
Customer relationships	301,927	(59,755)	242,172	215,227	(44,727)	170,500
Non-compete agreements	1,900	(1,900)	—	1,900	(1,845)	55
Total	$336,647	$(87,266)	$249,381	$237,567	$(66,247)	$171,320

Amortization expense of intangible assets was $20.9 million, $18.3 million and $8.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2022 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2023	$21,868
2024	19,701
2025	17,661
2026	16,141
2027	15,604
Thereafter	158,406
$249,381

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2022 and 2021, accounts payable included retention amounts of approximately $21.5 million and $15.2 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,	December 31,
	2022	2021
Payroll and related employee benefits	$114,053	$77,887
Current operating lease liability	72,565	61,587
Casualty insurance reserves	19,935	7,107
Corporate income taxes and other taxes	16,213	7,967
Other	23,071	20,273
	$245,837	$174,821

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2022	2021
Term loan	$933,188	$520,281
Revolving credit facility	100,000	—
Commercial equipment notes	98,064	107,934
Mortgage notes	20,483	37,445
Total debt	1,151,735	665,660
Unamortized debt issuance costs	(8,283)	(4,198)
Total debt, net	$1,143,452	$661,462
Less: current portion	(78,137)	(67,230)
Long-term debt, net of current portion	$1,065,315	$594,232

The weighted average interest rate on total debt outstanding at December 31, 2022 and 2021 was 6.2% and 2.8%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2023	$78,137
2024	85,229
2025	80,883
2026	65,624
2027	833,999
Thereafter	7,863
$1,151,735

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2022, interest rates ranged from 1.60% to 5.99% per annum and maturity dates range from July 2023 through February 2027. The notes are secured by certain construction equipment.

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

On January 15, 2021, we entered into the Second Amended and Restated Credit Agreement with the Administrative Agent and the Lenders, amending and restating our Credit Agreement to increase the Term Loan by $400.0 million to an aggregate principal amount of $592.5 million and to extend the maturity date of the Credit Agreement from July 9, 2023 to January 15, 2026. The proceeds from the additional borrowings under the Second Amended and Restated Credit Agreement were used to finance the acquisition of FIH.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Administrative Agent and the Lenders that increased the Term Loan by $439.5 million to an aggregate principal amount of $945.0 million (as amended, the “New Term Loan”). The Amended Credit Agreement is scheduled to mature on August 1, 2027.

In addition to the New Term Loan, the Amended Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2022, commercial letters of credit outstanding were $47.3 million. In addition to the commercial letters of credit, there were $100.0 million of outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $177.7 million at December 31, 2022.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $11.8 million, with the balance due on August 1, 2027. The proceeds from the New Term Loan and additional borrowings under the Revolving Credit Facility were used to finance the acquisition of PLH.

We capitalized $6.5 million of debt issuance costs during 2022 associated with the Amended Credit Agreement that is being amortized as interest expense over the life of the Amended Credit Agreement. In addition, we recorded a loss on extinguishment of debt during 2022 of $0.8 million related to the Amended Credit Agreement.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2022.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.50% at December 31, 2022. See Note 10 – “Derivative Instruments”.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025.

Canadian Credit Facilities

We have a demand credit facility for $4.0 million in Canadian dollars with a Canadian bank for purposes of issuing commercial letters of credit in Canada. The credit facility has an annual renewal and provides for the issuance of commercial letters of credit for a term of up to five years. The facility provides for an annual fee of 1.0% for any issued and outstanding commercial letters of credit. Letters of credit can be denominated in either Canadian or U.S. dollars. At December 31, 2022, commercial letters of credit outstanding were $0.7 million in Canadian dollars, and the available borrowing capacity was $3.3 million in Canadian dollars.  The credit facility contains a working capital restrictive covenant for our Canadian subsidiary, OnQuest Canada, ULC. At December 31, 2022, OnQuest Canada, ULC was in compliance with the covenant.

We have a credit facility for $10.0 million in Canadian dollars with CIBC Bank for working capital purposes in the normal course of business (“Working Capital Credit Facility”). At December 31, 2022, there were no outstanding borrowings under the Working Capital Credit Facility, and available borrowing capacity was $10.0 million in Canadian dollars. The Working Capital Credit Facility contains a cross default restrictive covenant where a default under our Credit Agreement will represent a default in the Working Capital Credit Facility.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018 with an initial notional amount of $165.0 million, or 75% of the debt outstanding under our Term Loan, which was not designated as a hedge for accounting purposes. The notional amount of the swap will be adjusted down each quarter by 75% of the required principal payments made on the Term Loan. See Note 9 – “Credit Arrangements”. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of December 31, 2022 and 2021, our outstanding interest rate swap agreement contained a notional amount of $121.7 million and $134.1. million, respectively, with a maturity date of July 10, 2023.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2022	2021
Interest rate swap	Other current assets	$1,235	$—
Interest rate swap	Other long-term liabilities	—	4,346

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of (Gain) Loss	Year Ended December 31,
	Recognized on Derivatives	2022	2021	2020
Interest rate swap	Interest expense, net	$(4,078)	$(838)	$6,203

Note 11—Leases

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

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense (1)	$76,761	$80,974	$90,965

________________________________________

(1)	Includes short-term leases, which are immaterial.

Our operating lease liabilities are reported on the Consolidated Balance Sheet as follows (in thousands):

	December 31,	December 31,
	2022	2021
Accrued liabilities	$72,565	$61,587
Noncurrent operating lease liabilities, net of current portion	130,787	98,059
	$203,352	$159,646

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):.

Future Minimum
For the Years Ending December 31,	Lease Payments
2023	$78,474
2024	50,197
2025	29,463
2026	23,793
2027	18,221
Thereafter	20,839
Total lease payments	$220,987
Less imputed interest	(17,635)
Total	$203,352

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$76,313	$82,972
Weighted-average remaining lease term on operating leases (years)	4.07	3.32
Weighted-average discount rate on operating leases	3.71%	3.43%

.

Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The aggregate initial annual rent payment for the property is approximately $1.2 million and includes annual rent increases of 3.0% over the initial lease term. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Consolidated Statements of Income for the year ended December 31, 2022.

Note 12—Commitments and Contingencies

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

Bonding—As of December 31, 2022 and 2021, we had bid and completion bonds issued and outstanding totaling approximately $4.3 billion and $3.2 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $1.7 billion and $1.2 billion, respectively.

Note 13—Reportable Segments

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

The Pipeline segment operates throughout the United States and specializes in a range of services, including pipeline construction and maintenance, carbon capture and storage services, pipeline facility and integrity services, installation of compressor and pump stations, and metering facilities for entities in the petroleum and petrochemical industries, as well as gas, water, and sewer utilities.

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables. Total assets by segment is not presented as our CODM as defined by ASC 280 does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	For the year ended December 31,
	2022		2021		2020
		% of		% of		% of
		Total		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Utilities	$2,024,307	45.8%	$1,657,957	47.4%	$1,365,635	39.1%
Energy/Renewables	2,087,489	47.2%	1,408,211	40.3%	1,228,821	35.2%
Pipeline	308,803	7.0%	431,464	12.3%	897,041	25.7%
Total	$4,420,599	100.0%	$3,497,632	100.0%	$3,491,497	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	For the year ended December 31,
	2022		2021		2020
		% of		% of		% of
		Segment		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$210,672	10.4%	$186,287	11.2%	$177,836	13.0%
Energy/Renewables	252,872	12.1%	150,286	10.7%	94,919	7.7%
Pipeline	(6,659)	(2.2%)	80,087	18.6%	97,459	10.9%
Total	$456,885	10.3%	$416,660	11.9%	$370,214	10.6%

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 6.7%, 4.5% and 3.5% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, approximately 4.2% and 3.5%, respectively of total assets were located outside of the United States.

Note 14 — Multiemployer Plans

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

We contributed $46.2 million, $39.7 million, and $48.4 million, to multiemployer pension plans for the years ended December 31, 2022, 2021 and 2020, respectively. These costs were charged to the related construction contracts in process. Contributions during 2022 were higher than 2021 as a result of a greater number of man-hours worked by our union labor and the acquisition of PLH.

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

During the last three years, we made annual contributions to 42 pension plans. None of the significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2022, 2021 and 2020.

Our participation in significant plans for the years ended December 31, 2022, 2021 and 2020 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Thousands)
Pension Fund Name	Number	2022	2021	Implemented	Imposed	Date	2022	2021	2020

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2022	Green as of January 31, 2021	No	No	6/4/2023	$5,592	$4,985	$7,734

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2021	Green as of December 31, 2020	No	No	6/1/2025	3,749	3,299	3,386

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2022	Green as of May 31, 2021	No	No	6/30/2023	3,699	3,943	2,581

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2021	Green as of December 31, 2020	No	No	8/15/2023	3,595	3,254	2,844

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2021	Green as of December 31, 2020	No	No	8/31/2026	3,268	3,456	3,312

United Association National Pension Fund	52-6152779/002	Green as of June 30, 2022	Yellow as of June 30 2021	No	No	9/30/2022	2,859	3,510	3,570

Laborers International Union of North America National Pension Fund	52-6074345/001	Green as of December 31, 2021	Green as of December 31, 2020	No	No	6/1/2025	2,534	2,832	5,206
				Contributions to significant plans			25,296	25,279	28,633
				Contributions to other multiemployer plans			20,867	14,391	19,764

				Total contributions made			$46,163	$39,670	$48,397

Note 15—Company Retirement Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2020 through 2022. Matching contributions to all defined contribution plans for the years ended December 31, 2022, 2021 and 2020 were $16.6 million, $11.6 million, and $8.4 million, respectively. The increase in matching contributions in 2022 is primarily due to an increase in headcount from the PLH acquisition. The increase in matching contributions in 2021 is primarily due to an increase in headcount from the FIH acquisition. We have no other post-retirement benefits.

Note 16—Deferred Compensation Agreements and Stock-Based Compensation

Primoris Incentive Compensation Plans — We have a long-term annual incentive compensation plan (“AIP”) and a long-term retention plan (“LTR Plan”) for certain senior managers and executives. Certain participants in the AIP receive a portion of their annual earned bonus in the form of RSUs that vest over a three year period. Generally, except in the case of death, disability or involuntary separation from service, the RSUs are vested to the participant only if actively employed by us on the payment or vesting date. Participants in the LTR Plan defer receipt of one half of their annual earned bonus for one year. Participants in the LTR Plan may also elect to purchase our common stock at a discounted price. For bonuses earned in 2022 and 2021, participants in the LTR Plan could elect to use up to one sixth of their bonus amount to purchase shares of our common stock at a discounted price. The purchase price was calculated as 75% of the average market closing price for the month of December 2022 and December 2021, respectively. The discount is treated as compensation to the participant.

Stock-based compensation — In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Long-term Incentive Equity Plan (“Equity Plan”). The Equity Plan provides for the grant of share-based awards for up to 2.5 million shares of common stock. At December 31, 2022, there were 0.6 million shares of common stock remaining available for grant. RSUs granted under the Equity Plan are documented in RSU Award Agreements which provide for a vesting schedule and require continuing employment of the individual. The RSUs are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying RSU Award Agreement.

The table below presents the activity for 2022:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2021	538,340	$28.96
Granted	269,324	25.22
Vested	(186,334)	27.11
Forfeited	(16,543)	28.12
Balance at December 31, 2022	604,787	27.88

During 2021, 434,756 RSUs were granted with a weighted-average grant date fair value per unit of $31.69. The total fair value of RSUs that vested during 2022, 2021 and 2020 was $4.5 million, $4.6 million and $0.6 million, respectively.

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We settle the vesting of RSUs through the issuance of new shares of common stock. Forfeitures of stock-based awards are recognized as they occur.

The fair value of the RSUs was based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the years ended December 31, 2022, 2021 and 2020, we recognized $7.4 million, $10.5 million, and $2.3 million, respectively, in compensation expense. At December 31, 2022, approximately $9.7 million of unrecognized compensation expense remains for the RSUs, which will be recognized over a weighted average period of 1.77 years.

Note 17—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$133,564	$140,307	$140,346
Foreign	25,722	11,550	5,293
Total	$159,286	$151,857	$145,639

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$5,412	$3,678	$37,315
State	2,117	4,471	6,680
Foreign	4,041	2,405	1,741
	11,570	10,554	45,736
Deferred provision (benefit)
Federal	12,645	22,607	(3,207)
State	(428)	2,372	(1,064)
Foreign	2,478	585	(809)
	14,695	25,564	(5,080)

Total	$26,265	$36,118	$40,656

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax impact	0.8	3.9	3.1
Tax credits	(1.9)	(1.1)	(0.8)
Income taxed at rates greater than U.S.	0.6	0.2	0.2
Nondeductible meals & entertainment	0.5	0.2	3.3
Nondeductible compensation	0.4	0.3	0.3
Capital loss utilization - release of valuation allowance	(5.8)	0.0	0.0
Other items	0.9	(0.7)	0.8
Effective tax rate	16.5%	23.8%	27.9%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 23%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2020 through 2022.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued compensation	$9,685	$4,178
Accrued workers compensation	2,949	3,252
Net operating losses	46,843	36,517
Capital loss carryforward	—	9,776
Lease liabilities	36,372	30,461
Insurance reserves	5,200	4,555
Loss reserves	1,555	2,163
Tax credits	1,069	1,540
Deferred payroll tax	—	5,404
Prepaid expenses and other	1,963	—
Capitalized research	5,127	—
Other	1,447	2,394
Total deferred tax assets	112,210	100,240
Deferred tax liabilities
Depreciation and amortization	(119,081)	(84,371)
Prepaid expenses and other	(285)	(796)
Lease assets	(36,865)	(31,069)
Total deferred tax liabilities	(156,231)	(116,236)

Valuation allowance	(13,080)	(21,207)

Net deferred tax liabilities	$(57,101)	$(37,203)

As of December 31, 2022, we have recorded a deferred tax asset of $46.8 million reflecting the tax benefit of approximately $450.6 million of federal and state income tax net operating loss carryforwards, some of which were acquired in the acquisitions of

PLH and other companies. Our tax credits of $1.1 million generally expire between 10 and 20 years after they are generated. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the losses were incurred.

The valuation allowances for deferred income tax assets at December 31, 2022 and 2021 were $13.1 million and $21.2 million, respectively. The $8.1 million decrease in valuation allowances during 2022 was primarily due to the release of the valuation allowance on capital losses and the write-off of Australian net operating losses, partially offset by an increase in valuation allowances on state tax net operating losses acquired from PLH. These remaining valuation allowances relate to state net operating loss carryforwards and foreign tax credits. The valuation allowances were established primarily as a result of uncertainty in Primoris’ outlook as to the amount and character of future taxable income required in particular tax jurisdictions in order to utilize certain tax losses, considering also the tax regulations which limit the annual utilization of acquired losses. Primoris believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$1,337	$1,553	$815
Increases in balances for tax positions taken during the current year	120	288	377
Increases in balances for tax positions taken during prior years	9,204	83	717
Settlements and effective settlements with tax authorities	—	(416)	(158)
Lapse of statute of limitations	(465)	(171)	(198)
Total	$10,196	$1,337	$1,553

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

We believe it is reasonably possible that decreases of up to $0.2 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation and settlements with tax authorities.

Our federal income tax returns are generally no longer subject to examination for tax years before 2019. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred FICA tax payments during part of 2020 as allowed under the CARES Act. This deferral was $21.7 million and $42.1 million at December 31, 2022 and 2021, respectively and is included in Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheet. Half of the tax deferral was paid to the U.S. Treasury on January 3, 2022, and the other half was paid on January 3, 2023.

ASU No. 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, requires certain unrecognized tax benefits to be shown as a reduction to another asset or liability. Accordingly, this resulted in a decrease to the December 31, 2022, income tax receivable of $6.3 million.

Note 18—Dividends and Earnings Per Share

We have declared cash dividends during 2020, 2021 and 2022 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2020	March 31, 2020	April 15, 2020	$0.06
May 1, 2020	June 30, 2020	July 15, 2020	0.06
July 31, 2020	September 30, 2020	October 15, 2020	0.06
November 5, 2020	December 31, 2020	January 15, 2021	0.06
February 19, 2021	March 31, 2021	April 15, 2021	0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06
November 3, 2021	December 31, 2021	January 14, 2022	0.06
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$133,021	$115,739	$104,983

Denominator:
Weighted average shares for computation of basic earnings per share:	53,200	52,674	48,303
Dilutive effect of shares issued to independent directors	4	3	5
Dilutive effect of RSUs	555	484	325
Weighted average shares for computation of diluted earnings per share	53,759	53,161	48,633

Earnings per share:
Basic	$2.50	$2.19	$2.17
Diluted	$2.47	$2.17	$2.16

Note 19—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. No shares of Preferred Stock were outstanding at December 31, 2022 and 2021.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 53,124,899 and 53,194,585 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

We issued 23,782 shares of common stock in 2022, 25,987 shares of common stock in 2021, and 34,524 shares of common stock in 2020 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.6 million in 2022, $0.5 million in 2021, and $0.6 million in 2020. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2022, 2021 and 2020 were for bonus amounts earned in 2021, 2020 and 2019 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31, 2022, 2021, and 2020, we issued 42,080, 32,920, and 47,928 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

During the years ended December 31, 2022, 2021, and 2020 131,709, 122,690, and 57,112 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

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

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”) for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. In 2022, 9,943 shares were purchased at a purchase price of $17.44 per share.

Secondary Offering

In March 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the underwriters, in connection with a public offering, pursuant to which we agreed to issue and sell 4,500,000 shares of common stock, par value $.0001 per share. The shares were offered and sold at a public offering price of $35.00 per share. Our gross proceeds of the offering, before deducting underwriting discounts, commissions and offering expenses, were approximately $157.5 million. Our net proceeds were approximately $149.3 million and were used to repay a portion of the borrowings incurred in connection with the acquisition of FIH.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the year ended December 31, 2022, we purchased and cancelled 277,200 shares of common stock, which in the aggregate equaled $6.0 million at an average share price of $21.61. During the year ended December 31, 2021, we purchased and cancelled 635,763 shares of common stock, which in the aggregate equaled $14.7 million at an average share price of $23.15. As of December 31, 2022, we had $19.0 million remaining for purchase under the share purchase program and the plan expires on December 31, 2023.

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

Note 20—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2022
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$784,384	$1,022,948	$1,284,128	$1,329,139
Gross profit	56,486	92,109	154,907	153,383
Net (loss) income	(1,674)	50,154	43,040	41,501

Earnings per share:
Basic (loss) earnings per share	$(0.03)	$0.94	$0.81	$0.78
Diluted (loss) earnings per share	(0.03)	0.93	0.80	0.77

Weighted average shares outstanding
Basic	53,240	53,263	53,181	53,120
Diluted	53,240	53,852	53,748	53,711

	Year Ended December 31, 2021
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$818,329	$881,610	$913,245	$884,448
Gross profit	80,181	113,026	127,436	96,017
Net (loss) income	5,848	36,295	44,056	29,540

Earnings per share:
Basic earnings per share	$0.12	$0.68	$0.82	$0.55
Diluted earnings per share	0.12	0.67	0.81	0.55

Weighted average shares outstanding
Basic	49,503	53,729	53,769	53,625
Diluted	50,026	54,285	54,367	54,172