Form 10-Q
period 2023-03-31
Primoris Services Corp
filed 2023-05-10
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                      .

Commission file number 001-34145

Primoris Services Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4743916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2300 N. Field Street, Suite 1900
Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 740-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PRIM	New York Stock Exchange

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

At May 1, 2023, 53,282,636 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$94,756	$248,692
Accounts receivable, net	746,493	663,119
Contract assets	721,905	616,224
Prepaid expenses and other current assets	118,585	176,350
Total current assets	1,681,739	1,704,385
Property and equipment, net	483,612	493,859
Operating lease assets	219,150	202,801
Intangible assets, net	243,307	249,381
Goodwill	871,712	871,808
Other long-term assets	23,200	21,786
Total assets	$3,522,720	$3,544,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$561,277	$534,956
Contract liabilities	268,070	275,947
Accrued liabilities	224,083	245,837
Dividends payable	3,196	3,187
Current portion of long-term debt	77,538	78,137
Total current liabilities	1,134,164	1,138,064
Long-term debt, net of current portion	1,034,855	1,065,315
Noncurrent operating lease liabilities, net of current portion	142,876	130,787
Deferred tax liabilities	54,766	57,101
Other long-term liabilities	46,946	43,915
Total liabilities	2,413,607	2,435,182
Commitments and contingencies (See Note 14)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,282,636 and 53,124,899 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	265,817	263,771
Retained earnings	845,795	847,681
Accumulated other comprehensive income	(2,505)	(2,620)
Total stockholders’ equity	1,109,113	1,108,838
Total liabilities and stockholders’ equity	$3,522,720	$3,544,020

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$1,256,896	$784,384
Cost of revenue	1,157,164	727,898
Gross profit	99,732	56,486
Selling, general and administrative expenses	78,009	55,455
Transaction and related costs	2,695	323
Operating income	19,028	708
Other income (expense):
Foreign exchange gain (loss), net	926	(116)
Other income (expense), net	331	(9)
Interest expense, net	(18,465)	(2,876)
Income (loss) before provision for income taxes	1,820	(2,293)
(Provision) benefit for income taxes	(510)	619
Net income (loss)	1,310	(1,674)

Dividends per common share	$0.06	$0.06

Earnings (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

Weighted average common shares outstanding:
Basic	53,184	53,240
Diluted	53,944	53,240

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$1,310	$(1,674)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	115	1,013
Comprehensive income (loss)	$1,425	$(661)

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)	$1,108,838
Net income	—	—	—	1,310		—	1,310
Foreign currency translation adjustments, net of tax	—	—	—	—		115	115
Issuance of shares	39,685	—	1,006	—		—	1,006
Conversion of Restricted Stock Units, net of shares withheld for taxes	118,052	—	(1,339)	—		—	(1,339)
Stock-based compensation	—	—	2,379	—		—	2,379
Dividends declared ($0.06 per share)	—	—	—	(3,196)		—	(3,196)
Balance, March 31, 2023	53,282,636	$6	$265,817	$845,795		$(2,505)	$1,109,113

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433		$698		$990,055
Net loss	—	—	—	(1,674)		—		(1,674)
Foreign currency translation adjustments, net of tax	—	—	—	—		1,013		1,013
Issuance of shares	33,430	—	861	—		—		861
Conversion of Restricted Stock Units, net of shares withheld for taxes	80,121	—	(846)	—		—		(846)
Stock-based compensation	—	—	1,553	—		—		1,553
Dividends declared ($0.06 per share)	—	—	—	(3,198)		—		(3,198)
Balance, March 31, 2022	53,308,136	$6	$263,486	$722,561		$1,711		$987,764

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,310	$(1,674)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	27,733	20,172
Stock-based compensation expense	2,379	1,553
Gain on sale of property and equipment	(5,798)	(4,538)
Unrealized loss (gain) on interest rate swap	469	(2,896)
Other non-cash items	491	345
Changes in assets and liabilities:
Accounts receivable	(71,939)	25,691
Contract assets	(82,783)	(45,972)
Other current assets	29,836	(32,570)
Other long-term assets	148	(12,826)
Accounts payable	26,282	12,114
Contract liabilities	(12,000)	51,969
Operating lease assets and liabilities, net	(1,263)	(255)
Accrued liabilities	(30,565)	(4,524)
Other long-term liabilities	363	(12)
Net cash (used in) provided by operating activities	(115,337)	6,577
Cash flows from investing activities:
Purchase of property and equipment	(13,847)	(33,165)
Proceeds from sale of assets	7,377	4,354
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(4,063)
Net cash used in investing activities	(6,470)	(32,874)
Cash flows from financing activities:
Borrowings under revolving lines of credit	75,000	—
Payments on revolving lines of credit	(75,000)	—
Proceeds from issuance of long-term debt	—	30,000
Payments on long-term debt	(31,511)	(26,462)
Proceeds from issuance of common stock	489	422
Dividends paid	(3,187)	(3,192)
Other	(2,392)	(1,994)
Net cash used in financing activities	(36,601)	(1,226)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	502
Net change in cash, cash equivalents and restricted cash	(158,487)	(27,021)
Cash, cash equivalents and restricted cash at beginning of the period	258,991	205,643
Cash, cash equivalents and restricted cash at end of the period	$100,504	$178,622

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$17,368	$5,489
Cash paid for income taxes, net of refunds received	(16,622)	(347)
Leased assets obtained in exchange for new operating leases	33,281	3,411

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2023	2022
Dividends declared and not yet paid	$3,196	$3,198

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our two segments.

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

Reportable Segments — Through the end of 2022, we segregated our business into three reportable segments: the Utilities segment, the Energy/Renewables segment, and the Pipeline segment. In the first quarter of 2023, we changed our reportable segments in connection with the realignment of our internal organization and management structure. The segment changes reflect the focus of our Chief Operating Decision Maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these new segments.

The current reportable segments include the Utilities segment and the Energy segment, which is made up of our former Energy/Renewables and Pipeline Services segments. See Note 15 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2023, which contains our audited consolidated financial statements for the year ended December 31, 2022, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which is recorded as restricted cash at December 31, 2022. As of March 31, 2023 substantially all of the restricted cash from the PLH acquisition had been released. The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$94,756	$173,505
Restricted cash included in prepaid expenses and other current assets	5,748	5,117
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$100,504	$178,622

	December 31,
	2022	2021
Cash and cash equivalents	$248,692	$200,512
Restricted cash included in prepaid expense and other current assets	10,299	5,131
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$258,991	$205,643

Customer concentration — We operate in multiple industry sectors encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 40% to 50% of total revenue; however, the companies that comprise the top ten vary from year to year.

For the three months ended March 31, 2023 and 2022, approximately 42.3% and 45.4%, respectively, of total revenue was generated from our top ten customers. For the three months ended March 31, 2023, no one customer accounted for more than 10% of total revenue and for the three months ended March 31, 2022, one solar energy customer represented approximately 10.1% of our total revenue.

Note 3—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and requires certain disclosures about fair value measurements. ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2023:
Cash and cash equivalents	$94,756	$—	$—
Interest rate swaps	—	767	—
Liabilities as of March 31, 2023:
Contingent consideration	—	—	672

Assets as of December 31, 2022:
Cash and cash equivalents	248,692	—	—
Interest rate swap	—	1,235	—
Liabilities as of December 31, 2022:
Contingent consideration	$—	$—	$925

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The interest rate swaps are measured at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. See Note 9 – “Derivative Instruments” for additional information.

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as non-operating income or expense in our Statement of Operations. Fair value is determined utilizing a discounted cash flow analysis based on management’s estimate of the probability of the acquired company meeting the contractual operating performance target discounted using our weighted average cost of capital. Significant changes in either management’s estimate of the probability of meeting the performance target or our estimated discount rate would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record an adjustment to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4 – “Acquisitions”) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations” (“ASC 805”), we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement we reduced the fair value of the contingent consideration during the first quarter of 2023 related to the ASP performance target contemplated in their purchase agreement and decreased the liability by $0.3 million with a corresponding increase in non-operating income.

Note 4—Acquisitions

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired (the “PLH acquisition”). PLH is a utility-focused specialty construction company with concentrations in growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the power delivery, communications, and gas utilities markets. The total purchase price was funded through a combination of borrowings under our term loan facility and borrowings under our revolving credit facility.

The table below represents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed from PLH as of the acquisition date. Significant changes since our initial estimates reported in the third quarter of 2022 primarily relate to $22.6 million of project adjustments increasing the fair value of contract liabilities acquired, a $13.7 million reduction in the fair value of acquired intangibles, a $9.3 million decrease in the purchase consideration for a working capital true-up, and a $5.8 million reduction in the fair value of fixed assets acquired. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $48.8 million since the third quarter of 2022. The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined during the one-year measurement period, as defined in ASC 805, which ends during the third quarter of 2023. The primary areas of the preliminary estimates that are not yet finalized relate to contract assets and liabilities, deferred income taxes, uncertain tax positions, the fair value of certain contractual obligations, and accounts receivable.

Purchase consideration (in thousands)
Total purchase consideration	$472,193
Less cash and restricted cash acquired	(43,152)
Net cash paid	$429,041

Identifiable assets acquired and liabilities assumed (in thousands)
Cash, cash equivalents and restricted cash	$43,152
Accounts receivable	74,918
Contract assets	75,359
Prepaid expenses and other current assets	13,590
Property, plant and equipment	57,696
Operating lease assets	16,340
Intangible assets:
Customer relationships	77,300
Tradename	11,600
Other long-term assets	6,466
Accounts payable and accrued liabilities	(104,176)
Contract liabilities	(48,134)
Long-term debt (including current portion)	(3,313)
Noncurrent operating lease liabilities, net of current	(12,004)
Deferred tax liability	(2,894)
Other long-term liabilities	(8,984)
Total identifiable net assets	196,916
Goodwill	275,277
Total purchase consideration	$472,193

We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy segment. Goodwill associated with the PLH acquisition principally consists of expected benefits from the expansion of our services into the utilities market and the expansion of our geographic presence. Goodwill also includes the value of the assembled workforce. Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

The intangible assets acquired with the PLH acquisition consisted of Customer relationships of $77.3 million and Tradenames of $11.6 million. The Customer relationships and Tradenames are being amortized over a weighted average useful life of 15 years and 1.9 years, respectively. It is impractical to segregate and identify revenue and gross profit for PLH as we have integrated a material portion of PLH into our existing operations.

Acquisition costs related to PLH were $0.8 million for the three months ended March 31, 2023, and are included in “Transaction and related costs” on the Condensed Consolidated Statements of Operations. Such costs primarily consisted of professional fees paid to advisors.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2022

The following pro forma information for the three months ended March 31, 2022 presents our results of operations as if the acquisition of PLH had occurred at the beginning of 2022. The supplemental pro forma information has been adjusted to include:

• the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

• the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

•the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 27.0% for the three months ended March 31, 2022.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the PLH acquisition been completed on January 1, 2022. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition (in thousands, except per share amounts):

Three Months Ended March 31,
2022
(unaudited)
Revenue	$963,560
Loss before benefit for income taxes	(10,140)
Net loss	(7,402)

Weighted average common shares outstanding:
Basic	53,240
Diluted	53,240

Loss per share:
Basic	$(0.14)
Diluted	(0.14)

Acquisition of B Comm Holdco, LLC

On June 8, 2022 we acquired B Comm, LLC (“B Comm”) in an all-cash transaction of approximately $36.0 million, net of cash acquired. B Comm is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our MSA revenue base and expand our communication services within the utility markets. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $4.8 million of fixed assets, $13.2 million of working capital, $10.2 million of intangible assets and $10.1 million of goodwill. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to accounts receivable. We incorporated the operations of B Comm into our Utilities segment. Goodwill associated with the B Comm acquisition principally consists of the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

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

During the first quarter of 2023, we finalized the estimate of fair values of the assets acquired and liabilities assumed of ASP. The fair values of the assets acquired and liabilities assumed consisted of $2.6 million of fixed assets and working capital, and $4.8 million of goodwill. We incorporated the operations of ASP into our Energy segment. Goodwill associated with the ASP acquisition principally consists of the value of the assembled workforce. Based on the current Canadian tax treatment, goodwill is expected to be deductible at a rate of 5% per year.

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

As of March 31, 2023, we had $3.8 billion of remaining performance obligations. We expect to recognize approximately 61.9% of our remaining performance obligations as revenue during the next four quarters and substantially all of the remaining balance by December 31, 2024.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2023, revenue recognized related to performance obligations satisfied in previous periods was $0.7 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2023, we had approximately $130.6 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $119.5 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2023.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Unbilled revenue	$467,748	$420,511
Retention receivable	208,697	174,149
Contract materials (not yet installed)	45,460	21,564
	$721,905	$616,224

Contract assets increased by $105.7 million compared to December 31, 2022 primarily due to higher unbilled revenue and retention receivable as well as an increase in contract materials not yet installed related to our solar projects.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Deferred revenue	$261,212	$269,853
Accrued loss provision	6,858	6,094
	$268,070	$275,947

Contract liabilities decreased by $7.9 million compared to December 31, 2022 primarily due to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2023, that was included in the contract liability balance at December 31, 2022, was approximately $169.3 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2023
Segment	MSA	Non-MSA	Total
Utilities	$372,304	$156,588	$528,892
Energy	76,813	651,191	728,004
Total	$449,117	$807,779	$1,256,896

	For the three months ended March 31, 2022
Segment	MSA	Non-MSA	Total
Utilities	$290,366	$68,362	$358,728
Energy	58,929	366,727	425,656
Total	$349,295	$435,089	$784,384

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$84,630	$323,349	$120,913	$528,892
Energy	528,133	125,491	74,380	728,004
Total	$612,763	$448,840	$195,293	$1,256,896
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$31,517	242,309	$84,902	$358,728
Energy	274,173	83,237	68,246	425,656
Total	$305,690	$325,546	$153,148	$784,384
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for the three months ended March 31, 2023 was as follows (in thousands):

	Utilities	Energy	Total
Balance at December 31, 2022	716,284	155,524	871,808
Adjustments to identifiable assets acquired and liabilities assumed	(405)	309	(96)
Balance at March 31, 2023	$715,879	$155,833	$871,712

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$32,820	(27,217)	5,603	$32,820	$(25,611)	$7,209
Customer relationships	301,927	(64,223)	237,704	301,927	(59,755)	242,172
Total	$334,747	$(91,440)	$243,307	$334,747	$(85,366)	$249,381

Amortization expense of intangible assets was $6.1 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2023 (remaining nine months)	$15,740
2024	19,701
2025	17,661
2026	16,141
2027	15,604
Thereafter	158,460
$243,307

Note 7—Accounts Payable and Accrued Liabilities

At March 31, 2023 and December 31, 2022, accounts payable included retention amounts of approximately $22.2 million and $21.5 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related employee benefits	$92,566	$114,053
Current operating lease liability	75,563	72,565
Casualty insurance reserves	21,333	19,935
Corporate income taxes and other taxes	10,165	16,213
Other	24,456	23,071
	$224,083	$245,837

Note 8 — Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan	$909,564	$933,188
Revolving credit facility	100,000	100,000
Commercial equipment notes	90,391	98,064
Mortgage notes	20,269	20,483
Total debt	1,120,224	1,151,735
Unamortized debt issuance costs	(7,831)	(8,283)
Total debt, net	$1,112,393	$1,143,452
Less: current portion	(77,538)	(78,137)
Long-term debt, net of current portion	$1,034,855	$1,065,315

The weighted average interest rate on total debt outstanding at March 31, 2023 and December 31, 2022 was 6.2%.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “New Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. At March 31, 2023, commercial letters of credit outstanding were $47.3 million. In addition to the commercial letters of credit, there were $100.0 million of outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $177.7 million at March 31, 2023.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement at March 31, 2023.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $165.0 million of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin, which was 2.25% at March 31, 2023. The interest rate swap matures on July 10, 2023. See Note 9 – “Derivative Instruments”.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matures on January 31, 2025. See Note 9 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At March 31, 2023, commercial letters of credit outstanding were $0.7 million in Canadian dollars and there were no outstanding borrowings. Available capacity at March 31, 2023 was $13.3 million in Canadian dollars.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million. The notional amount of the swap is adjusted down each quarter by a portion of the required principal payments made on the New Term Loan. On January 31, 2023, we entered into a second interest rate swap agreement with a notional amount of $300.0 million. Neither swap was designated as a hedge for accounting purposes. The swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of March 31, 2023, and December 31, 2022, our outstanding interest rate swap agreements contained a notional amount of $418.6 million and $121.7 million, respectively, with a $118.6 million maturing on July 10, 2023, and $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2023	2022
Interest rate swap	Other current assets	$690	$1,235
Interest rate swap	Other long-term assets	77	—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of Gain	March 31,
	Recognized on Derivatives	2023	2022
Interest rate swap	Interest expense, net	$966	$1,967

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

The effective tax rate on income for the three months ended March 31, 2023, and 2022 is 28.0% and 27.0%, respectively. For the first three months of 2023, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first three months of 2022, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes.

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

Note 11—Dividends and Earnings Per Share

We paid cash dividends during 2023 and 2022 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06
February 22, 2023	March 31, 2023	April 14, 2023	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts).

see

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$1,310	$(1,674)

Denominator:
Weighted average shares for computation of basic earnings per share:	53,184	53,240
Dilutive effect of stock-based awards (1)	760	—
Weighted average shares for computation of diluted earnings per share	53,944	53,240

Loss per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

(1)	The dilutive effect of stock-based awards of 552 for the three months ended March 31, 2022, were excluded from the weighted average diluted shares outstanding for the three months ended March 31, 2022, as their inclusion would be anti-dilutive.

Note 12—Stockholders’ Equity

Common stock

We issued 21,245 and 23,782 shares of common stock in the three months ended March 31, 2023 and 2022, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million and $0.6 million in the three months ended March 31, 2023 and 2022, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2023 were a portion of bonus amounts earned in 2022, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2022. The shares purchased in the three months ended March 31, 2022 were for bonus amounts earned in 2021, and the number of shares was calculated at 75% of the average daily closing market price during December 2021.

During the three months ended March 31, 2023 and 2022, we issued 12,120 and 9,648 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2023 and 2022, a total of 118,052 and 80,121 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, respectively, were converted to common stock.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”) for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended March 31, 2023, 6,320 shares were purchased at a discounted purchase price of $21.83 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the three months ended March 31, 2023 and 2022, we did not purchase any shares of common stock. As of March 31, 2023, we had $19.0 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2023.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense (1)	$22,872	$17,596

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2023	2022
Accrued liabilities	$75,563	$72,565
Noncurrent operating lease liabilities, net of current portion	142,876	130,787
	$218,439	$203,352

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

Bonding — At March 31, 2023 and December 31, 2022, we had bid and completion bonds issued and outstanding totaling approximately $4.8 billion and $4.3 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $1.8 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively.

Note 15—Reportable Segments

Through the end of 2022, we segregated our business into three reportable segments: the Utilities segment, the Energy/Renewables segment, and the Pipeline segment. In the first quarter of 2023, we changed our reportable segments in connection with the realignment of our internal organization and management structure. The segment changes reflect the focus of our CODM on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these new segments.

The current reportable segments include the Utilities segment and the Energy segment, which is made up of our former Energy/Renewables and Pipeline Services segments.

Each of our reportable segments is composed of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment; the production processes of each segment, the type or class of customer using the segment’s services, the methods used by the segment to provide the services, and the regulatory environment of each segment’s customers.

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

The Energy segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, pipeline construction and maintenance, pipeline integrity services, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

All intersegment revenue and gross profit, which was immaterial, has been eliminated in the following tables. Total assets by segment is not presented as our Chief Operating Decision Maker as defined by ASC 280 does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
	2023		2022
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$528,892	42.1%	$358,728	45.7%
Energy	728,004	57.9%	425,656	54.3%
Total	$1,256,896	100.0%	$784,384	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2023		2022
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$33,569	6.3%	$22,354	6.2%
Energy	66,163	9.1%	34,132	8.0%
Total	$99,732	7.9%	$56,486	7.2%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2023 and at December 31, 2022 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 6.6% and 4.8% generated from sources outside of the United States during the three months ended March 31, 2023 and 2022, respectively, principally in Canada. At March 31, 2023 and December 31, 2022, approximately 4.4% and 4.2%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (“First Quarter 2023 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system as a result of recent bank failures; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2023 Report, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2023 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2023 Report and our Annual Report on Form 10-K for the year ended December 31, 2022.

Introduction

We are one of the leading providers of specialty contracting services operating mainly in the United States and Canada. We provide a wide range of specialty construction services, maintenance, replacement, fabrication and engineering services to a diversified base of customers.

Through the end of 2022, we segregated our business into three reportable segments: the Utilities segment, the Energy/Renewables segment, and the Pipeline segment. In the first quarter of 2023, we changed our reportable segments in connection with the realignment of our internal organization and management structure. The segment changes reflect the focus of our Chief Operating Decision Maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these new segments.

The current reportable segments include the Utilities segment and the Energy segment, which is made up of our former Energy/Renewables and Pipeline Services segments. The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communication systems.

The Energy segment operates throughout the United States and in Canada and specializes in a range of services that include engineering, procurement, and construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, pipeline construction and maintenance, pipeline integrity services, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

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

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired. PLH is a utility-focused specialty construction company with concentration in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. The total purchase price was funded through a combination of borrowings under our New Term Loan and borrowings under our Revolving Credit Facility. We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy segment.

Acquisition of B Comm Holdco, LLC

On June 8, 2022, we acquired B Comm Holdco, LLC (“B Comm”) in an all-cash transaction of approximately $36.0 million, net of cash acquired. B Comm was incorporated into our Utilities segment and is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our Master Services Agreement (“MSA”) revenue base and expand our communication services within the utility markets. The total purchase price was funded with borrowings under our Revolving Credit Facility.

Acquisition of Alberta Screw Piles, Ltd.

On March 1, 2022, we acquired Alberta Screw Piles, Ltd. (“ASP”) for a cash price of approximately $4.1 million. In addition, the sellers could receive a contingent earnout payment of up to $3.2 million based on achievement of certain operating targets over the one year periods ending March 1, 2023 and March 1, 2024, respectively. We incorporated the operations of ASP into our Energy segment.

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

We actively monitor the impact of the dynamic macroeconomic environment, including the impact of inflation and the instability in the banking sector, on all aspects of our business. We have experienced increased fuel and labor costs and anticipate that elevated levels of cost inflation could persist throughout 2023. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in certain states has resulted in delays for the construction of gas-fired power plants. However, the increased demand for renewable resources is also creating demand for our construction and specialty services, such as the need for battery storage and the construction of utility scale and distributed generation solar facilities.

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and New Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2023, $418.6 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.9 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since December 31, 2022.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2023 to the three months ended March 31, 2022

Revenue

Revenue was $1,256.9 million for the three months ended March 31, 2023, an increase of $472.5 million, or 60.2%, compared to the same period in 2022. The increase was primarily due to revenue growth in both our Energy and Utilities segments, and the acquisitions of PLH and B Comm.

Gross Profit

Gross profit was $99.7 million for the three months ended March 31, 2023, an increase of $43.2 million, or 76.6%, compared to the same period in 2022. The increase was primarily due to an increase in revenue and the acquisitions of PLH and B Comm. Gross profit as a percentage of revenue increased to 7.9% for the three months ended March 31, 2023, compared to 7.2% for the same period in 2022 driven by improved margins in our Energy segment.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $78.0 million during the three months ended March 31, 2023, an increase of $22.6 million, or 40.7% compared to 2022 primarily due to the acquisitions of PLH and B Comm and increased costs to support our strong organic growth. SG&A expenses as a percentage of revenue decreased to 6.2% compared to 7.1% for the corresponding period in 2022, primarily due to increased revenue.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Foreign exchange gain (loss), net	$926	$(116)
Other income (expense), net	331	(9)
Interest expense, net	(18,465)	(2,876)
Total other expense	$(17,208)	$(3,001)

Interest expense, net for the three months ended March 31, 2023, increased $15.6 million compared to the same period in 2022 primarily due to higher average debt balances from the borrowings incurred related to the PLH acquisition, higher average interest rates, and a $0.5 million unrealized loss on our interest rate swaps in 2023 compared to a $2.9 million unrealized gain in 2022.

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

The effective tax rate for the three-month period ended March 31, 2023, of 28.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2023, of $0.5 million compared to an income tax benefit of $0.6 million for the three months ended March 31, 2022. The $1.1 million increase in income tax expense is primarily driven by a $4.1 million increase in pretax income.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$528,892		$358,728
Gross profit	33,569	6.3%	22,354	6.2%

Revenue increased by $170.2 million, or 47.4%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and communications markets.

Gross profit for the three months ended March 31, 2023, increased by $11.2 million, or 50.2%, compared to the same period in 2022, primarily due to revenue growth. Gross profit as a percentage of revenue increased slightly to 6.3% during the three months ended March 31, 2023, compared to 6.2% in the same period in 2022.

Energy Segment

Revenue and gross profit for the Energy segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$728,004		$425,656
Gross profit	66,163	9.1%	34,132	8.0%

Revenue increased by $302.3 million, or 71.0%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased renewable energy and pipeline activity, the PLH acquisition and increased activity on a hydrogen plant project.

Gross profit for the three months ended March 31, 2023, increased by $32.0 million, or 93.8%, compared to the same period in 2022, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 9.1% during the three months ended March 31, 2023, compared to 8.0% in the same period in 2022, primarily due to increased revenue on higher margin renewable energy projects in 2023 and higher costs on a pipeline project in the Mid-Atlantic from unfavorable weather conditions experienced in 2022.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 6.6% generated from sources outside of the United States during the three months ended March 31, 2023, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2022 and March 31, 2023 and the changes in Fixed Backlog for the three months ended March 31, 2023 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for 3 Months
	December 31,	Additions to	Recognized from	March 31,			Non-Fixed			ended March 31,
Reportable Segment	2022	Fixed Backlog	Fixed Backlog	2023	00	00	Backlog Projects	00	00	2023
Utilities	$183.3	$167.3	$160.8	$189.8			$368.1			$528.9
Energy	3,391.7	606.2	640.8	3,357.1			87.2			728.0
Total	$3,575.0	$773.5	$801.6	$3,546.9			$455.3			$1,256.9

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At March 31, 2023, our total Fixed Backlog was $3.55 billion representing a decrease of $28.1 million, or 0.8% compared to $3.58 billion at December 31, 2022.

MSA Backlog

The following table outlines historical MSA revenue for the past five quarters (in millions):

	Quarterly MSA Revenue
	2022	2023
First Quarter	$349.3	$449.1
Second Quarter	496.2
Third Quarter	605.9
Fourth Quarter	571.6

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts, inflation adjustments, and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at March 31, 2023 by reportable segment (in millions):

MSA Backlog
at March 31,
Reportable Segment:	2023
Utilities	$1,767.3
Energy	245.1
Total	$2,012.4

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Utilities	$1,461.7	$1,558.4	$1,888.8	$1,833.2	$1,957.1
Energy	2,563.3	3,013.2	3,583.5	3,650.3	3,602.2
Total	$4,025.0	$4,571.6	$5,472.3	$5,483.5	$5,559.3

We expect that during the next four quarters, we will recognize as revenue approximately 74% of the total backlog at March 31, 2023, composed of backlog of approximately: 100% of the Utilities segment and 60% of the Energy segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At March 31, 2023, there was $100.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $47.3 million, and available borrowing capacity was $177.7 million.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $94.8 million at March 31, 2023, compared to $248.7 million at December 31, 2022. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2023, we spent approximately $13.8 million for capital expenditures, which included $4.4 million for construction equipment. Capital expenditures for the remaining nine months of 2023 are expected to total between $70 million and $90 million, which includes $40 million to $60 million for equipment.

Cash Flows

Cash flows during the three months ended March 31, 2023 and 2022 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Change in cash:
Net cash (used in) provided by operating activities	$(115,337)	$6,577
Net cash used in investing activities	(6,470)	(32,874)
Net cash used in financing activities	(36,601)	(1,226)
Effect of exchange rate changes	(79)	502
Net change in cash, cash equivalents and restricted cash	$(158,487)	$(27,021)

Operating Activities

The source of our cash flows from operating activities for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022	Change
Operating Activities:
Net income (loss)	$1,310	$(1,674)	$2,984
Depreciation and amortization	27,733	20,172	7,561
Changes in assets and liabilities	(141,921)	(6,385)	(135,536)
Gain on sale of property and equipment	(5,798)	(4,538)	(1,260)
Other	3,339	(998)	4,337
Net cash (used in) provided by operating activities	$(115,337)	$6,577	$(121,914)

Net cash used by operating activities for the three months ended March 31, 2023 was $115.3 million compared to $6.6 million provided by operating activities for the three months ended March 31, 2022. The change year-over-year was due to the unfavorable impact from the changes in assets and liabilities.

The significant components of the $141.9 million change in assets and liabilities for the three months ended March 31, 2023 are summarized as follows:

●	Contract assets increased by $82.8 million, primarily due to the timing of billing our customers;
●	Accounts receivable increased by $71.9 million, primarily due to the timing of collecting from our customers;
●	Accrued liabilities decreased by $30.6 million primarily due to payment of the Federal Insurance Contributions Act tax deferral; and
●	Other current assets decreased by $29.8 million primarily due to the receipt of an income tax refund.

The significant components of the $6.4 million change in assets and liabilities for the three months ended March 31, 2022 are summarized as follows:

●	Contract assets increased by $46.0 million, primarily due to the timing of billing our customers;
●	Other current assets increased by $32.6 million primarily due to $35.1 million of prepaid material purchased related to our solar projects;
●	Contract liabilities increased by $52.0 million, primarily due to down payments or advance payments on projects in process; and

●	Accounts receivable decreased by $25.7 million, primarily due to the timing of collecting from our customers.

Investing activities

For the three months ended March 31, 2023, we used $6.5 million in cash for investing activities compared to $32.9 million for the three months ended March 31, 2022.

During the three months ended March 31, 2023, we purchased property and equipment for $13.8 million compared to $33.2 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $7.4 million during the three months ended March 31, 2023, compared to $4.4 million during the same period in the prior year.

Financing activities

Financing activities used cash of $36.6 million for the three months ended March 31, 2023, which was primarily due to the following:

●	Payment of long-term debt of $31.5 million; and
●	Dividend payments to our stockholders of $3.2 million.

Financing activities used cash of $1.2 million for the three months ended March 31, 2022, which was primarily due to the following:

●	Proceeds from the issuance of debt of $30.0 million;
●	Payment of long-term debt of $26.5 million; and
●	Dividend payments to our stockholders of $3.2 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2023 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 12 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2023 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At March 31, 2023, we had letters of credit outstanding of $47.8 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2023 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2023, we had bid and completion bonds issued and outstanding totaling approximately $4.8 billion. The remaining performance obligation on those bonded projects totaled approximately $1.8 billion at March 31, 2023. As of the date of this First Quarter 2023 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our Revolving Credit Facility and New Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2023, $418.6 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.9 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counterparties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2023, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIMORIS SERVICES CORPORATION

Date: May 9, 2023	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)