Form 10-Q
period 2023-06-30
Primoris Services Corp
filed 2023-08-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

At August 1, 2023, 53,328,873 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$122,692	$248,692
Accounts receivable, net	818,284	663,119
Contract assets	786,909	616,224
Prepaid expenses and other current assets	142,949	176,350
Total current assets	1,870,834	1,704,385
Property and equipment, net	480,598	493,859
Operating lease assets	249,609	202,801
Intangible assets, net	237,945	249,381
Goodwill	857,650	871,808
Other long-term assets	25,388	21,786
Total assets	$3,722,024	$3,544,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513,412	$534,956
Contract liabilities	417,995	275,947
Accrued liabilities	278,432	245,837
Dividends payable	3,199	3,187
Current portion of long-term debt	76,151	78,137
Total current liabilities	1,289,189	1,138,064
Long-term debt, net of current portion	1,036,971	1,065,315
Noncurrent operating lease liabilities, net of current portion	171,477	130,787
Deferred tax liabilities	30,223	57,101
Other long-term liabilities	44,626	43,915
Total liabilities	2,572,486	2,435,182
Commitments and contingencies (See Note 14)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,328,873 and 53,124,899 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	269,031	263,771
Retained earnings	881,628	847,681
Accumulated other comprehensive income	(1,127)	(2,620)
Total stockholders’ equity	1,149,538	1,108,838
Total liabilities and stockholders’ equity	$3,722,024	$3,544,020

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$1,413,377	$1,022,948	$2,670,273	$1,807,333
Cost of revenue	1,256,113	930,839	2,413,276	1,658,739
Gross profit	157,264	92,109	256,997	148,594
Selling, general and administrative expenses	85,571	59,730	163,581	115,184
Transaction and related costs	898	5,199	3,593	5,522
Gain on sale and leaseback transaction	—	(40,084)	—	(40,084)
Operating income	70,795	67,264	89,823	67,972
Other income (expense):
Foreign exchange gain, net	376	560	1,302	444
Other income, net	713	155	1,044	146
Interest expense, net	(16,884)	(4,705)	(35,349)	(7,581)
Income before provision for income taxes	55,000	63,274	56,820	60,981
Provision for income taxes	(15,968)	(13,120)	(16,478)	(12,501)
Net income	39,032	50,154	40,342	48,480

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Earnings per share:
Basic	$0.73	$0.94	$0.76	$0.91
Diluted	$0.72	$0.93	$0.75	$0.90

Weighted average common shares outstanding:
Basic	53,301	53,263	53,243	53,251
Diluted	54,324	53,852	54,083	53,815

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$39,032	$50,154	$40,342	$48,480
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,378	(836)	1,493	177
Comprehensive income	$40,410	$49,318	$41,835	$48,657

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, March 31, 2023	53,282,636	$6	$265,817	$845,795		$(2,505)	$1,109,113
Net income	—	—	—	39,032		—	39,032
Foreign currency translation adjustments, net of tax	—	—	—	—		1,378	1,378
Issuance of shares	10,264	—	257	—		—	257
Conversion of Restricted Stock Units, net of shares withheld for taxes	35,973	—	(52)	—		—	(52)
Stock-based compensation	—	—	3,009	—		—	3,009
Dividends declared ($0.06 per share)	—	—	—	(3,199)		—	(3,199)
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)	$1,149,538

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)	$1,108,838
Net income	—	—	—	40,342		—	40,342
Foreign currency translation adjustments, net of tax	—	—	—	—		1,493	1,493
Issuance of shares	49,949	—	1,263	—		—	1,263
Conversion of Restricted Stock Units, net of shares withheld for taxes	154,025	—	(1,391)	—		—	(1,391)
Stock-based compensation	—	—	5,388	—		—	5,388
Dividends declared ($0.12 per share)	—	—	—	(6,395)		—	(6,395)
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)	$1,149,538

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, March 31, 2022	53,308,136	$6	$263,486	$722,561		$1,711		$987,764
Net income	—	—	—	50,154		—		50,154
Foreign currency translation adjustments, net of tax	—	—	—	—		(836)		(836)
Issuance of shares	8,952	—	210	—		—		210
Conversion of Restricted Stock Units, net of shares withheld for taxes	40,373	—	(374)	—		—		(374)
Stock-based compensation	—	—	2,442	—		—		2,442
Purchase of stock	(148,000)	—	(3,370)	—		—		(3,370)
Dividends declared ($0.06 per share)	—	—	—	(3,192)		—		(3,192)
Balance, June 30, 2022	53,209,461	$6	$262,394	$769,523		$875		$1,032,798

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433		$698		$990,055
Net income	—	—	—	48,480		—		48,480
Foreign currency translation adjustments, net of tax	—	—	—	—		177		177
Issuance of shares	42,382	—	1,071	—		—		1,071
Conversion of Restricted Stock Units, net of shares withheld for taxes	120,494	—	(1,220)	—		—		(1,220)
Stock-based compensation	—	—	3,995	—		—		3,995
Purchase of stock	(148,000)	—	(3,370)					(3,370)
Dividends declared ($0.12 per share)	—	—	—	(6,390)		—		(6,390)
Balance, June 30, 2022	53,209,461	$6	$262,394	$769,523		$875		$1,032,798

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,342	$48,480
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation and amortization	54,754	40,778
Stock-based compensation expense	5,388	3,995
Gain on sale of property and equipment	(14,735)	(9,972)
Gain on sale and leaseback transaction	—	(40,084)
Unrealized gain on interest rate swap	(2,745)	(4,571)
Other non-cash items	982	579
Changes in assets and liabilities:
Accounts receivable	(154,016)	(105,690)
Contract assets	(170,479)	(63,640)
Other current assets	27,291	(54,142)
Other long-term assets	(1,230)	(13,118)
Accounts payable	(21,959)	62,877
Contract liabilities	136,202	9,798
Operating lease assets and liabilities, net	2,354	(1,088)
Accrued liabilities	16,037	34,932
Other long-term liabilities	982	(247)
Net cash used in operating activities	(80,832)	(91,113)
Cash flows from investing activities:
Purchase of property and equipment	(42,392)	(65,815)
Proceeds from sale of assets	23,465	11,184
Proceeds from sale and leaseback transaction, net of related expenses	—	49,887
Cash paid for acquisitions, net of cash and restricted cash acquired	9,300	(39,631)
Net cash used in investing activities	(9,627)	(44,375)
Cash flows from financing activities:
Borrowings under revolving lines of credit	390,000	77,379
Payments on revolving lines of credit	(370,000)	(12,379)
Proceeds from issuance of long-term debt	—	30,000
Payments on long-term debt	(51,234)	(55,957)
Dividends paid	(6,383)	(6,390)
Purchase of common stock	—	(3,370)
Other	(3,497)	(3,083)
Net cash (used in) provided by financing activities	(41,114)	26,200
Effect of exchange rate changes on cash, cash equivalents and restricted cash	946	(45)
Net change in cash, cash equivalents and restricted cash	(130,627)	(109,333)
Cash, cash equivalents and restricted cash at beginning of the period	258,991	205,643
Cash, cash equivalents and restricted cash at end of the period	$128,364	$96,310

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$36,956	$11,586
Cash paid for income taxes, net of refunds received	(16,293)	2,145
Leased assets obtained in exchange for new operating leases	92,555	12,865

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2023	2022
Dividends declared and not yet paid	$3,199	$3,192

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

Reportable Segments — Through the end of 2022, we segregated our business into three reportable segments: the Utilities segment, the Energy/Renewables segment, and the Pipeline Services (“Pipeline”) segment. In the first quarter of 2023, we changed our reportable segments in connection with the realignment of our internal organization and management structure. The segment changes reflect the focus of our Chief Operating Decision Maker (“CODM”) on the range of services we provide to our end user markets. Our CODM regularly reviews our operating and financial performance based on these new segments.

The current reportable segments include the Utilities segment and the Energy segment, and the Energy segment is made up of our former Energy/Renewables and Pipeline segments. See Note 15 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2023, which contains our audited consolidated financial statements for the year ended December 31, 2022, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which is recorded as restricted cash at December 31, 2022. As of June 30, 2023 all of the restricted cash from the PLH acquisition had been released. The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$122,692	$91,254
Restricted cash included in prepaid expenses and other current assets	5,672	5,056
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$128,364	$96,310

	December 31,
	2022	2021
Cash and cash equivalents	$248,692	$200,512
Restricted cash included in prepaid expense and other current assets	10,299	5,131
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$258,991	$205,643

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time.

Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. The SPE transfers ownership and control of qualifying accounts receivable to PNC up to the maximum purchase commitment. We and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and derecognize the trade accounts receivable from our Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $25.0 million as of June 30, 2023. The SPE owned $199.8 million of trade accounts receivable as of June 30, 2023, which are included in Accounts receivable, net on the Consolidated Balance Sheets. We received $25.0 million in cash proceeds from the Facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows. As of June 30, 2023, we had $75.0 million available under the Facility.

Customer concentration — We operate in multiple industry sectors encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 40% to 50% of total revenue; however, the companies that comprise the top ten customers vary from year to year.

For the three and six months ended June 30, 2023, approximately 39.5% and 38.1%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

For the three and six months ended June 30, 2022, approximately 50.8% and 47.4%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2023:
Cash and cash equivalents	$122,692	$—	$—
Interest rate swaps	—	3,980	—
Liabilities as of June 30, 2023:
Contingent consideration	—	—	266

Assets as of December 31, 2022:
Cash and cash equivalents	248,692	—	—
Interest rate swap	—	1,235	—
Liabilities as of December 31, 2022:
Contingent consideration	$—	$—	$925

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

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as non-operating income or expense in our Statements of Income. Fair value is determined utilizing a discounted cash flow analysis based on management’s estimate of the probability of the acquired company meeting the contractual operating performance target discounted using our weighted average cost of capital. Significant changes in either management’s estimate of the probability of meeting the performance target or our estimated discount rate would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record an adjustment to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4 – “Acquisitions”) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations” (“ASC 805”), we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement we reduced the fair value of the contingent consideration during the six months ended June 30, 2023, related to the ASP performance target contemplated in their purchase agreement and decreased the liability by $0.7 million with a corresponding increase in non-operating income.

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

During the second quarter of 2023, we finalized the estimate of fair values of the assets acquired and liabilities assumed of PLH. The table below represents the purchase consideration and the estimated fair values of the assets acquired and liabilities assumed from PLH as of the acquisition date. Significant changes since our initial estimates reported in the third quarter of 2022 primarily relate to $24.1 million of project adjustments increasing the fair value of contract liabilities acquired, a $18.8 million change in deferred taxes, a $13.7 million reduction in the fair value of acquired intangibles, a $9.3 million decrease in the purchase consideration for a working capital true-up, and a $11.7 million reduction in the fair value of fixed assets acquired. As a result of these and other adjustments to the initial estimated fair values of the assets acquired and liabilities assumed, goodwill increased by approximately $34.8 million since the third quarter of 2022. Adjustments recorded to the estimated fair values of the assets acquired and liabilities assumed are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

Purchase consideration (in thousands)
Total purchase consideration	$472,193
Less cash and restricted cash acquired	(43,152)
Net cash paid	$429,041

Identifiable assets acquired and liabilities assumed (in thousands)
Cash, cash equivalents and restricted cash	$43,152
Accounts receivable	74,739
Contract assets	74,700
Prepaid expenses and other current assets	10,858
Property, plant and equipment	51,824
Operating lease assets	16,340
Deferred tax asset	21,731
Intangible assets:
Customer relationships	77,300
Tradename	11,600
Other long-term assets	6,466
Accounts payable and accrued liabilities	(105,427)
Contract liabilities	(49,629)
Long-term debt (including current portion)	(3,313)
Noncurrent operating lease liabilities, net of current	(12,004)
Other long-term liabilities	(7,445)
Total identifiable net assets	210,892
Goodwill	261,301
Total purchase consideration	$472,193

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

Supplemental Unaudited Pro Forma Information for the three and six months ended June 30, 2022

The following pro forma information for the three and six months ended June 30, 2022 presents our results of operations as if the acquisition of PLH had occurred at the beginning of 2021. The supplemental pro forma information has been adjusted to include:

• the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

• the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

•the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 20.7% and 20.5% for the three and six months ended June 30, 2022, respectively.

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the PLH acquisition been completed on January 1, 2021. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that we might have achieved with respect to the acquisition (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	(unaudited)	(unaudited)
Revenue	$1,182,060	$2,145,622
Income before provision for income taxes	49,444	37,355
Net income	39,187	29,697

Weighted average common shares outstanding:
Basic	53,263	53,251
Diluted	53,852	53,815

Earnings per share:
Basic	$0.74	$0.56
Diluted	0.73	0.55

Acquisition of B Comm Holdco, LLC

On June 8, 2022 we acquired B Comm, LLC (“B Comm”) in an all-cash transaction of approximately $36.0 million, net of cash acquired. B Comm is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our MSA revenue base and expand our communication services within the utility markets. During the second quarter of 2023, we finalized the estimate of fair values of the assets acquired and liabilities assumed of B Comm. The fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $4.8 million of fixed assets, $13.2 million of working capital, $10.2 million of intangible assets and $10.0 million of goodwill. We incorporated the operations of B Comm into our Utilities segment. Goodwill associated with the B Comm acquisition principally consists of the value of the assembled workforce. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

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

As of June 30, 2023, we had $4.9 billion of remaining performance obligations. We expect to recognize approximately 61.1% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and six months ended June 30, 2023, revenue recognized related to performance obligations satisfied in previous periods was $3.6 million and $12.8 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At June 30, 2023, we had approximately $148.7 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $139.7 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2023.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Unbilled revenue	$529,838	$420,511
Retention receivable	224,715	174,149
Contract materials (not yet installed)	32,356	21,564
	$786,909	$616,224

Contract assets increased by $170.7 million compared to December 31, 2022 primarily due to higher unbilled revenue and retention receivable as well as an increase in contract materials not yet installed related to our solar projects.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Deferred revenue	$411,584	$269,853
Accrued loss provision	6,411	6,094
	$417,995	$275,947

Contract liabilities increased by $142.0 million compared to December 31, 2022 primarily due to higher deferred revenue.

Revenue recognized for the six months ended June 30, 2023, that was included in the contract liability balance at December 31, 2022, was approximately $218.1 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$477,036	$163,200	$640,236
Energy	67,111	706,030	773,141
Total	$544,147	$869,230	$1,413,377

	For the six months ended June 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$849,340	$319,788	$1,169,128
Energy	143,924	1,357,221	1,501,145
Total	$993,264	$1,677,009	$2,670,273

	For the three months ended June 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$419,782	$56,339	$476,121
Energy	76,466	470,361	546,827
Total	$496,248	$526,700	$1,022,948

	For the six months ended June 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$710,148	$124,701	834,849
Energy	135,395	837,089	972,484
Total	$845,543	$961,790	$1,807,333

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$99,422	401,327	$139,487	$640,236
Energy	484,086	153,067	135,988	773,141
Total	$583,508	$554,394	$275,475	$1,413,377
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$184,052	$724,676	$260,400	$1,169,128
Energy	1,012,219	278,558	210,368	1,501,145
Total	$1,196,271	$1,003,234	$470,768	$2,670,273
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$33,623	$348,964	$93,534	$476,121
Energy	365,854	105,152	75,821	546,827
Total	$399,477	$454,116	$169,355	$1,022,948
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$65,140	$591,273	$178,436	$834,849
Energy	640,028	188,389	144,067	972,484
Total	$705,168	$779,662	$322,503	$1,807,333
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for the six months ended June 30, 2023 was as follows (in thousands):

	Utilities	Energy	Total
Balance at December 31, 2022	716,284	155,524	871,808
Adjustments to identifiable assets acquired and liabilities assumed	(12,822)	(1,336)	(14,158)
Balance at June 30, 2023	$703,462	$154,188	$857,650

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$32,820	(28,031)	4,789	$32,820	$(25,611)	$7,209
Customer relationships	301,927	(68,771)	233,156	301,927	(59,755)	242,172
Total	$334,747	$(96,802)	$237,945	$334,747	$(85,366)	$249,381

Amortization expense of intangible assets was $5.3 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $11.4 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2023 (remaining six months)	$10,408
2024	19,701
2025	17,661
2026	16,141
2027	15,604
Thereafter	158,430
$237,945

Note 7—Accounts Payable and Accrued Liabilities

At June 30, 2023 and December 31, 2022, accounts payable included retention amounts of approximately $24.1 million and $21.5 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related employee benefits	$122,551	$114,053
Current operating lease liability	81,038	72,565
Casualty insurance reserves	19,672	19,935
Corporate income taxes and other taxes	25,116	16,213
Other	30,055	23,071
	$278,432	$245,837

Note 8 — Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan	$897,752	$933,188
Revolving credit facility	120,000	100,000
Commercial equipment notes	82,695	98,064
Mortgage notes	20,054	20,483
Total debt	1,120,501	1,151,735
Unamortized debt issuance costs	(7,379)	(8,283)
Total debt, net	$1,113,122	$1,143,452
Less: current portion	(76,151)	(78,137)
Long-term debt, net of current portion	$1,036,971	$1,065,315

The weighted average interest rate on total debt outstanding at June 30, 2023 and December 31, 2022 was 6.4% and 6.2%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. At June 30, 2023, commercial letters of credit outstanding were $51.6 million. In addition to the commercial letters of credit, there were $120.0 million of outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $153.4 million at June 30, 2023.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement at June 30, 2023.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $165.0 million of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, plus an applicable margin, which was 2.25% at June 30, 2023. The interest rate swap matured on July 10, 2023. See Note 9 – “Derivative Instruments”.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin, which was 2.25% at June 30, 2023. The interest rate swap matures on January 31, 2025. See Note 9 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At June 30, 2023, commercial letters of credit outstanding were $0.7 million in Canadian dollars and there were no outstanding borrowings. Available capacity at June 30, 2023 was $13.3 million in Canadian dollars.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million. The notional amount of the swap is adjusted down each quarter by a portion of the required principal payments made on the Term Loan. On January 31, 2023, we entered into a second interest rate swap agreement with a notional amount of $300.0 million. Neither swap was designated as a hedge for accounting purposes. The swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of June 30, 2023, and December 31, 2022, our outstanding interest rate swap agreements contained a notional amount of $415.5 million and $121.7 million, respectively, with $115.5 million that matured on July 10, 2023, and $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2023	2022
Interest rate swap	Other current assets	$74	$1,235
Interest rate swap	Other long-term assets	3,906	—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain	June 30,		June 30,
	Recognized on Derivatives	2023	2022	2023	2022
Interest rate swap	Interest expense, net	$4,630	$976	$5,597	$2,943

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

The effective tax rate on income for the six months ended June 30, 2023, and 2022 is 29.0% and 20.5%, respectively. For the first six months of 2023, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first six months of 2022, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes offset by the release of a valuation allowance during the second quarter.

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

Note 11—Dividends and Earnings Per Share

We paid cash dividends during 2023 and 2022 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$39,032	$50,154	$40,342	$48,480

Denominator:
Weighted average shares for computation of basic earnings per share:	53,301	53,263	53,243	53,251
Dilutive effect of stock-based awards	1,023	589	840	564
Weighted average shares for computation of diluted earnings per share	54,324	53,852	54,083	53,815

Earnings per share:
Basic	$0.73	$0.94	$0.76	$0.91
Diluted	$0.72	$0.93	$0.75	$0.90

Note 12—Stockholders’ Equity

Common stock

We issued 21,245 and 23,782 shares of common stock in the six months ended June 30, 2023 and 2022, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million and $0.6 million in the six months ended June 30, 2023 and 2022, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2023 were a portion of bonus amounts earned in 2022, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2022. The shares purchased in the six months ended June 30, 2022 were for bonus amounts earned in 2021, and the number of shares was calculated at 75% of the average daily closing market price during December 2021.

During the three months ended June 30, 2023 and 2022, we issued 10,264 and 8,952 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the six months ended June 30, 2023 and 2022, we issued 22,384 and 18,600 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2023, a total of 35,973 and 154,025 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 40,373 and 120,494 RSUs, net of forfeitures for tax withholdings, converted to common stock during the three and six months ended June 30, 2022, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”) for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the six months ended June 30, 2023, 6,320 shares were purchased at a discounted purchase price of $21.83 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the six months ended June 30, 2023 we did not purchase any shares of common stock. During the six months ended June 30, 2022, we purchased and cancelled 148,000 shares of common stock, which in the aggregate equaled $3.4 million at an average share price of $22.77. As of June 30, 2023, we had $19.0 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2023.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense (1)	$25,110	$17,426	$47,982	$35,022

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2023	2022
Accrued liabilities	$81,038	$72,565
Noncurrent operating lease liabilities, net of current portion	171,477	130,787
	$252,515	$203,352

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

Note 14—Commitments and Contingencies

Legal proceedings — We are subject to claims and legal proceedings arising out of our business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable, or probable but not reasonably estimable, we do not accrue for a potential litigation loss.

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

Bonding — At June 30, 2023 and December 31, 2022, we had bid and completion bonds issued and outstanding totaling approximately $5.4 billion and $4.3 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended June 30,
	2023		2022
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$640,236	45.3%	$476,121	46.5%
Energy	773,141	54.7%	546,827	53.5%
Total	$1,413,377	100.0%	$1,022,948	100.0%

	For the six months ended June 30,
	2023		2022
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$1,169,128	43.8%	$834,849	46.2%
Energy	1,501,145	56.2%	972,484	53.8%
Total	$2,670,273	100.0%	$1,807,333	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$66,510	10.4%	$40,356	8.5%
Energy	90,754	11.7%	51,753	9.5%
Total	$157,264	11.1%	$92,109	9.0%

	For the six months ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$100,081	8.6%	$62,709	7.5%
Energy	156,916	10.5%	85,885	8.8%
Total	$256,997	9.6%	$148,594	8.2%

Segment Goodwill

The amount of goodwill recorded by each segment at June 30, 2023 and at December 31, 2022 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.6% and 4.7% generated from sources outside of the United States during the six months ended June 30, 2023 and 2022, respectively, principally in Canada. At June 30, 2023 and December 31, 2022, approximately 3.7% and 4.2%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (“Second Quarter 2023 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system as a result of recent bank failures; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2023 Report, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2023 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2023 Report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired. PLH is a utility-focused specialty construction company with concentration in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. The total purchase price was funded through a combination of borrowings under our Term Loan and borrowings under our Revolving Credit Facility. We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy segment.

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

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of specialty construction services. We depend in part on spending by companies in the communications, gas and electric utilities, energy, chemical, and oil and gas industries, as well as state departments of transportation and municipal water and wastewater customers. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, upgraded and expanded local highway and bridge needs, and from the activity level in the oil and gas industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2023, $415.5 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $6.0 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022.

Revenue

Revenue was $1,413.4 million for the three months ended June 30, 2023, an increase of $390.4 million, or 38.2%, compared to the same period in 2022. The increase was primarily due to revenue growth in both our Energy and Utilities segments, and the acquisitions of PLH and B Comm.

Revenue was $2,670.3 million for the six months ended June 30, 2023, an increase of $862.9 million, or 47.7%, compared to the same period in 2022. The increase was primarily due to revenue growth in both segments, and the acquisitions of PLH and B Comm.

Gross Profit

Gross profit was $157.3 million for the three months ended June 30, 2023, an increase of $65.2 million, or 70.7%, compared to the same period in 2022. The increase was primarily due to an increase in revenue and the acquisitions of PLH and B Comm. Gross profit as a percentage of revenue increased to 11.1% for the three months ended June 30, 2023, compared to 9.0% for the same period in 2022 driven by improved margins in both segments.

Gross profit was $257.0 million for the six months ended June 30, 2023, an increase of $108.4 million, or 73.1%, compared to the same period in 2022. The increase was primarily due to an increase in revenue. Gross profit as a percentage of revenue increased to 9.6% for the six months ended June 30, 2023, compared to 8.2% for the same period in 2022 driven by improved margins in both segments.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $85.6 million during the three months ended June 30, 2023, an increase of $25.8 million, or 43.3% compared to 2022 primarily due to the acquisitions of PLH and B Comm. Also contributing to the increase was higher incentive compensation costs associated with improved operational performance and an increase in headcount. SG&A expenses as a percentage of revenue increased slightly to 6.1% compared to 5.8% for the corresponding period in 2022.

SG&A expenses were $163.6 million during the six months ended June 30, 2023, an increase of $48.4 million, or 42.0% compared to 2022 primarily due to the acquisitions of PLH and B Comm. Also contributing to the increase was higher incentive compensation costs associated with improved operational performance and an increase in headcount. SG&A expenses as a percentage of revenue decreased slightly to 6.1% compared to 6.4% for the corresponding period in 2022.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in “Gain on sale and leaseback transaction” on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Foreign exchange gain, net	$376	$560	$1,302	$444
Other income, net	713	155	1,044	146
Interest expense, net	(16,884)	(4,705)	(35,349)	(7,581)
Total other expense	$(15,795)	$(3,990)	$(33,003)	$(6,991)

Interest expense, net for the three months ended June 30, 2023, increased $12.2 million compared to the same period in 2022 primarily due to higher average debt balances from the borrowings incurred related to the PLH acquisition and higher average interest rates, partially offset by a $3.2 million unrealized gain on our interest rate swaps in 2023 compared to a $1.7 million unrealized gain in 2022.

Interest expense, net for the six months ended June 30, 2023, increased $27.8 million compared to the same period in 2022 primarily due to higher average debt balances from the borrowings incurred related to the PLH acquisition, higher average interest rates and a $2.7 million unrealized gain on our interest rate swaps in 2023 compared to a $4.6 million unrealized gain in 2022.

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

The effective tax rate for the six-month period ended June 30, 2023, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first six months of 2022, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes offset by the release of a valuation allowance during the second quarter.

We recorded income tax expense for the six months ended June 30, 2023, of $16.5 million compared to income tax expense of $12.5 million for the six months ended June 30, 2022. The $4.0 million increase in income tax expense is primarily driven by a higher effective tax rate in 2023, partially offset by a $4.2 million decrease in pretax income.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$640,236		$476,121
Gross profit	66,510	10.4%	40,356	8.5%

	Six Months Ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$1,169,128		$834,849
Gross profit	100,081	8.6%	62,709	7.5%

Revenue increased by $164.1 million, or 34.5%, for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and gas operations markets.

Revenue increased by $334.3 million, or 40.0%, for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and communications markets.

Gross profit for the three months ended June 30, 2023, increased by $26.2 million, or 64.8%, compared to the same period in 2022, primarily due to revenue growth and increased margins. Gross profit as a percentage of revenue increased to 10.4% during the three months ended June 30, 2023, compared to 8.5% in the same period in 2022, primarily due to increased fuel and labor costs from the inflationary environment we experienced in 2022. A substantial majority of the work done in our Utilities segment is performed over longer term MSA contracts. These MSA contracts generally have escalation provisions that allow us to adjust billing rates annually, but typically the annual adjustment is subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Due to the inflationary environment we experienced in 2022, our actual cost increases exceeded the contractual caps, and therefore negatively impacted gross margins. We were able to renegotiate and incorporate the effects of inflationary conditions into some of our major contracts, which allowed us to return to more normal gross margin levels in 2023.

Gross profit for the six months ended June 30, 2023, increased by $37.4 million, or 59.6%, compared to the same period in 2022, primarily due to revenue growth and increased margins. Gross profit as a percentage of revenue increased to 8.6% during the six months ended June 30, 2023, compared to 7.5% in the same period in 2022, primarily due to increased fuel and labor costs from the inflationary environment we experienced in 2022, as discussed above.

Energy Segment

Revenue and gross profit for the Energy segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$773,141		$546,827
Gross profit	90,754	11.7%	51,753	9.5%

	Six Months Ended June 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$1,501,145		$972,484
Gross profit	156,916	10.5%	85,885	8.8%

Revenue increased by $226.3 million, or 41.4%, for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to increased renewable energy, industrial, and pipeline activity and the PLH acquisition.

Revenue increased by $528.7 million, or 54.4%, for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to increased renewable energy, industrial, and pipeline activity and the PLH acquisition.

Gross profit for the three months ended June 30, 2023, increased by $39.0 million, or 75.4%, compared to the same period in 2022, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.7% during the three months ended June 30, 2023, compared to 9.5% in the same period in 2022, primarily due to strong performance on a pipeline project in the mid-atlantic in 2023 and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

Gross profit for the six months ended June 30, 2023, increased by $71.0 million, or 82.7%, compared to the same period in 2022, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.5% during the six months ended June 30, 2023, compared to 8.8% in the same period in 2022, primarily due to strong performance on a pipeline project in the mid-atlantic in 2023, higher costs on a separate pipeline project in the mid-atlantic from unfavorable weather conditions experienced in 2022 and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 5.6% generated from sources outside of the United States during the six months ended June 30, 2023, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2022 and June 30, 2023 and the changes in Fixed Backlog for the six months ended June 30, 2023 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Six Months
	December 31,	Additions to	Recognized from	June 30,			Non-Fixed			ended June 30,
Reportable Segment	2022	Fixed Backlog	Fixed Backlog	2023	00	00	Backlog Projects	00	00	2023
Utilities	$183.3	$288.2	$320.8	$150.7			$848.3			$1,169.1
Energy	3,391.7	2,339.9	1,337.3	4,394.3			163.9			1,501.2
Total	$3,575.0	$2,628.1	$1,658.1	$4,545.0			$1,012.2			$2,670.3

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At June 30, 2023, our total Fixed Backlog was $4.55 billion representing an increase of $970 million, or 27.1% compared to $3.58 billion at December 31, 2022.

MSA Backlog

The following table outlines historical MSA revenue for the past six quarters (in millions):

	Quarterly MSA Revenue
	2022	2023
First Quarter	$349.3	$449.1
Second Quarter	496.2	544.1
Third Quarter	605.9
Fourth Quarter	571.6

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts, inflation adjustments, and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at June 30, 2023 by reportable segment (in millions):

MSA Backlog
at June 30,
Reportable Segment:	2023
Utilities	$1,829.2
Energy	215.0
Total	$2,044.2

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Utilities	$1,558.4	$1,888.8	$1,833.2	$1,957.1	$1,979.9
Energy	3,013.2	3,583.5	3,650.3	3,602.2	4,609.3
Total	$4,571.6	$5,472.3	$5,483.5	$5,559.3	$6,589.2

We expect that during the next four quarters, we will recognize as revenue approximately 71% of the total backlog at June 30, 2023, composed of backlog of approximately: 100% of the Utilities segment and 59% of the Energy segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At June 30, 2023, there was $120.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.6 million, and available borrowing capacity was $153.4 million.

In June 2023, we entered into an Accounts Receivable Facility (the “Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $25.0 million as of June 30, 2023. As of June 30, 2023, we had $75.0 million available under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $122.7 million at June 30, 2023, compared to $248.7 million at December 31, 2022. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the six months ended June 30, 2023, we spent approximately $42.4 million for capital expenditures, which included $21.0 million for construction equipment. Capital expenditures for the remaining six months of 2023 are expected to total between $40 million and $60 million, which includes $20 million to $40 million for equipment.

Cash Flows

Cash flows during the six months ended June 30, 2023 and 2022 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2023	2022
Change in cash:
Net cash used in operating activities	$(80,832)	$(91,113)
Net cash used in investing activities	(9,627)	(44,375)
Net cash (used in) provided by financing activities	(41,114)	26,200
Effect of exchange rate changes	946	(45)
Net change in cash, cash equivalents and restricted cash	$(130,627)	$(109,333)

Operating Activities

The cash flows used in operating activities for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six months ended
	June 30,
	2023	2022	Change
Operating Activities:
Net income	$40,342	$48,480	$(8,138)
Depreciation and amortization	54,754	40,778	13,976
Gain on sale and leaseback transaction	—	(40,084)	40,084
Changes in assets and liabilities	(164,818)	(130,318)	(34,500)
Gain on sale of property and equipment	(14,735)	(9,972)	(4,763)
Other	3,625	3	3,622
Net cash used in operating activities	$(80,832)	$(91,113)	$10,281

Net cash used by operating activities for the six months ended June 30, 2023 was $80.8 million compared to $91.1 million used by operating activities for the six months ended June 30, 2022. The change year-over-year was due to an increase in net income (after adjusting for cash from gains reported in investing activities in 2022), partially offset by the unfavorable impact from the changes in assets and liabilities.

The significant components of the $164.8 million change in assets and liabilities for the six months ended June 30, 2023 are summarized as follows:

●	Contract assets increased by $170.5 million, primarily due to increased revenue and the timing of billing our customers;
●	Accounts receivable increased by $154.0 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract liabilities increased by $136.2 million, primarily due to higher deferred revenue; and
●	Other current assets decreased by $27.3 million primarily due to the receipt of an income tax refund.

The significant components of the $130.3 million change in assets and liabilities for the six months ended June 30, 2022 are summarized as follows:

●	Accounts receivable increased by $105.7 million, primarily due to the timing of collecting from our customers and increased revenue;
●	Contract assets increased by $63.6 million, primarily due to the timing of billing our customers;
●	Other current assets increased by $54.1 million primarily due to a $38.1 million increase in prepaid material purchased related to our solar projects; and
●	Accounts payable and accrued liabilities increased $97.8 million primarily due to the timing of payments to our vendors.

Investing activities

For the six months ended June 30, 2023, we used $9.6 million in cash for investing activities compared to $44.4 million for the six months ended June 30, 2022.

During the six months ended June 30, 2023, we purchased property and equipment for $42.4 million compared to $65.8 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

During the six months ended June 30, 2023, we received $9.3 million for the final post-closing working capital adjustment related to the PLH acquisition. During the six months ended June 30, 2022, we used $39.6 million for acquisitions.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $23.5 million during the six months ended June 30, 2023, compared to $11.2 million during the same period in the prior year. Additionally, we received proceeds of $49.9 million, net from a sale and leaseback transaction of land and buildings during the six months ended June 30, 2022.

Financing activities

Financing activities used cash of $41.1 million for the six months ended June 30, 2023, which was primarily due to the following:

●	Payments of long-term debt of $51.2 million;
●	Dividend payments to our stockholders of $6.4 million; and
●	Borrowings on our credit facilities of $20.0 million.

Financing activities provided cash of $26.2 million for the six months ended June 30, 2022, which was primarily due to the following:

●	Borrowings on our credit facilities of $65.0 million;
●	Proceeds from the issuance of debt of $30.0 million;
●	Payment of long-term debt of $56.0 million; and
●	Dividend payments to our stockholders of $6.4 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2023 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 12 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2023 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At June 30, 2023, we had letters of credit outstanding of $52.1 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2023 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At June 30, 2023, we had bid and completion bonds issued and outstanding totaling approximately $5.4 billion. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion at June 30, 2023. As of the date of this Second Quarter 2023 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2023, $415.5 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $6.0 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counterparties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at June 30, 2023, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this Second Quarter 2023 Report.

Item 5. Other Information

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 9, 2023).

10.2	John F. Moreno, Jr. Separation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 26, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Chief Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: August 7, 2023	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)