Form 10-Q
period 2023-09-30
Primoris Services Corp
filed 2023-11-08
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

At November 3, 2023, 53,360,411 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$160,736	$248,692
Accounts receivable, net	851,612	663,119
Contract assets	743,836	616,224
Prepaid expenses and other current assets	134,967	176,350
Total current assets	1,891,151	1,704,385
Property and equipment, net	489,395	493,859
Operating lease assets	308,111	202,801
Intangible assets, net	232,752	249,381
Goodwill	857,650	871,808
Other long-term assets	24,112	21,786
Total assets	$3,803,171	$3,544,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,093	$534,956
Contract liabilities	387,767	275,947
Accrued liabilities	321,639	245,837
Dividends payable	3,203	3,187
Current portion of long-term debt	85,233	78,137
Total current liabilities	1,297,935	1,138,064
Long-term debt, net of current portion	1,013,519	1,065,315
Noncurrent operating lease liabilities, net of current portion	222,524	130,787
Deferred tax liabilities	29,235	57,101
Other long-term liabilities	43,150	43,915
Total liabilities	2,606,363	2,435,182
Commitments and contingencies (See Note 14)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,352,611 and 53,124,899 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	272,800	263,771
Retained earnings	926,569	847,681
Accumulated other comprehensive income	(2,567)	(2,620)
Total stockholders’ equity	1,196,808	1,108,838
Total liabilities and stockholders’ equity	$3,803,171	$3,544,020

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$1,529,486	$1,284,128	$4,199,760	$3,091,461
Cost of revenue	1,355,591	1,129,221	3,768,869	2,787,960
Gross profit	173,895	154,907	430,891	303,501
Selling, general and administrative expenses	84,404	75,721	247,984	190,905
Transaction and related costs	1,084	12,706	4,677	18,228
Gain on sale and leaseback transaction	—	—	—	(40,084)
Operating income	88,407	66,480	178,230	134,452
Other income (expense):
Foreign exchange (loss) gain, net	(1)	(683)	1,301	(239)
Other income, net	467	128	1,540	274
Interest expense, net	(21,065)	(13,075)	(56,443)	(20,656)
Income before provision for income taxes	67,808	52,850	124,628	113,831
Provision for income taxes	(19,664)	(9,810)	(36,142)	(22,311)
Net income	48,144	43,040	88,486	91,520

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Earnings per share:
Basic	$0.90	$0.81	$1.66	$1.72
Diluted	$0.89	$0.80	$1.63	$1.70

Weighted average common shares outstanding:
Basic	53,339	53,181	53,275	53,228
Diluted	54,351	53,748	54,171	53,778

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$48,144	$43,040	$88,486	$91,520
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,440)	(4,058)	53	(3,881)
Comprehensive income	$46,704	$38,982	$88,539	$87,639

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)	$1,149,538
Net income	—	—	—	48,144		—	48,144
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,440)	(1,440)
Issuance of shares	15,074	—	479	—		—	479
Conversion of Restricted Stock Units, net of shares withheld for taxes	8,664	—	(278)	—		—	(278)
Stock-based compensation	—	—	3,568	—		—	3,568
Dividends declared ($0.06 per share)	—	—	—	(3,203)		—	(3,203)
Balance, September 30, 2023	53,352,611	$6	$272,800	$926,569		$(2,567)	$1,196,808

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)	$1,108,838
Net income	—	—	—	88,486		—	88,486
Foreign currency translation adjustments, net of tax	—	—	—	—		53	53
Issuance of shares	65,023	—	1,742	—		—	1,742
Conversion of Restricted Stock Units, net of shares withheld for taxes	162,689	—	(1,668)	—		—	(1,668)
Stock-based compensation	—	—	8,955	—		—	8,955
Dividends declared ($0.18 per share)	—	—	—	(9,598)		—	(9,598)
Balance, September 30, 2023	53,352,611	$6	$272,800	$926,569		$(2,567)	$1,196,808

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, June 30, 2022	53,209,461	$6	$262,394	$769,523		$875		$1,032,798
Net income	—	—	—	43,040		—		43,040
Foreign currency translation adjustments, net of tax	—	—	—	—		(4,058)		(4,058)
Issuance of shares	19,631	—	393	—		—		393
Conversion of Restricted Stock Units, net of shares withheld for taxes	11,215	—	(104)	—		—		(104)
Stock-based compensation	—	—	1,753	—		—		1,753
Purchase of stock	(129,200)	—	(2,620)	—		—		(2,620)
Dividends declared ($0.06 per share)	—	—	—	(3,194)		—		(3,194)
Balance, September 30, 2022	53,111,107	$6	$261,816	$809,369		$(3,183)		$1,068,008

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433		$698		$990,055
Net income	—	—	—	91,520		—		91,520
Foreign currency translation adjustments, net of tax	—	—	—	—		(3,881)		(3,881)
Issuance of shares	62,013	—	1,464	—		—		1,464
Conversion of Restricted Stock Units, net of shares withheld for taxes	131,709	—	(1,324)	—		—		(1,324)
Stock-based compensation	—	—	5,748	—		—		5,748
Purchase of stock	(277,200)	—	(5,990)					(5,990)
Dividends declared ($0.18 per share)	—	—	—	(9,584)		—		(9,584)
Balance, September 30, 2022	53,111,107	$6	$261,816	$809,369		$(3,183)		$1,068,008

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$88,486	$91,520
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation and amortization	81,454	69,348
Stock-based compensation expense	8,955	5,748
Gain on sale of property and equipment	(29,603)	(17,987)
Gain on sale and leaseback transaction	—	(40,084)
Unrealized gain on interest rate swap	(3,001)	(5,616)
Other non-cash items	1,546	1,877
Changes in assets and liabilities:
Accounts receivable	(185,815)	(122,867)
Contract assets	(128,360)	(148,044)
Other current assets	32,961	(98,489)
Other long-term assets	633	1,975
Accounts payable	(34,855)	133,731
Contract liabilities	106,042	(10,364)
Operating lease assets and liabilities, net	3,114	(896)
Accrued liabilities	51,182	40,016
Other long-term liabilities	114	(1,903)
Net cash used in operating activities	(7,147)	(102,035)
Cash flows from investing activities:
Purchase of property and equipment	(82,500)	(75,696)
Proceeds from sale of assets	47,579	19,237
Proceeds from sale and leaseback transaction, net of related expenses	—	49,887
Cash paid for acquisitions, net of cash and restricted cash acquired	9,300	(478,438)
Net cash used in investing activities	(25,621)	(485,010)
Cash flows from financing activities:
Borrowings under revolving lines of credit	440,223	169,943
Payments on revolving lines of credit	(420,223)	(19,804)
Proceeds from issuance of long-term debt	—	469,531
Payments on long-term debt	(66,055)	(77,751)
Proceeds from issuance of common stock	681	596
Debt issuance costs	—	(6,643)
Dividends paid	(9,582)	(9,583)
Purchase of common stock	—	(5,990)
Other	(5,067)	(4,947)
Net cash (used in) provided by financing activities	(60,023)	515,352
Effect of exchange rate changes on cash, cash equivalents and restricted cash	346	(924)
Net change in cash, cash equivalents and restricted cash	(92,445)	(72,617)
Cash, cash equivalents and restricted cash at beginning of the period	258,991	205,643
Cash, cash equivalents and restricted cash at end of the period	$166,546	$133,026

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$57,351	$20,025
Cash paid for income taxes, net of refunds received	(6,622)	2,540
Leased assets obtained in exchange for new operating leases	181,328	40,144

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2023	2022
Dividends declared and not yet paid	$3,203	$3,195

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 28, 2023, which contains our audited consolidated financial statements for the year ended December 31, 2022, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K. The interim financial information is unaudited.  In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which is recorded as restricted cash at December 31, 2022. As of September 30, 2023 all of the restricted cash from the PLH acquisition had been released. The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$160,736	$111,937
Restricted cash included in prepaid expenses and other current assets	5,810	21,089
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$166,546	$133,026

	December 31,
	2022	2021
Cash and cash equivalents	$248,692	$200,512
Restricted cash included in prepaid expense and other current assets	10,299	5,131
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$258,991	$205,643

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

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $65.0 million as of September 30, 2023. The SPE owned $145.7 million of trade accounts receivable as of September 30, 2023, which are included in Accounts receivable, net on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, we received $40.0 million and $65.0 million, respectively, in cash proceeds from the Facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows. As of September 30, 2023, we had $35.0 million available capacity under the Facility.

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

For the three and nine months ended September 30, 2023, approximately 44.1% and 38.2%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

For the three and nine months ended September 30, 2022, approximately 53.3% and 48.4%, respectively, of total revenue was generated from our top ten customers. For the three months ended September 30, 2022, one renewable energy customer represented approximately 11.3% of total revenue and for the nine months ended September 30, 2022, no one customer accounted for more than 10% of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2023:
Cash and cash equivalents	$160,736	$—	$—
Interest rate swap	—	4,236	—
Liabilities as of September 30, 2023:
Contingent consideration	—	—	68

Assets as of December 31, 2022:
Cash and cash equivalents	248,692	—	—
Interest rate swap	—	1,235	—
Liabilities as of December 31, 2022:
Contingent consideration	$—	$—	$925

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

On a quarterly basis, we assess the estimated fair value of the contractual obligation to pay the contingent consideration and any changes in estimated fair value are recorded as non-operating income or expense in our Statements of Income. Fair value is determined utilizing a discounted cash flow analysis based on management’s estimate of the probability of the acquired company meeting the contractual operating performance target discounted using our weighted average cost of capital. Significant changes in either management’s estimate of the probability of meeting the performance target or our estimated discount rate would result in a different fair value measurement. Generally, a change in the assumption of the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of a contingent consideration liability, whereas a change in assumption of the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

Upon meeting the target, we reflect the full liability on the balance sheet and record an adjustment to “Other income (expense), net” for the change in the fair value of the liability from the prior period.

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4 – “Acquisitions”) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations” (“ASC 805”), we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration during the nine months ended September 30, 2023, related to the ASP performance target contemplated in their purchase agreement and decreased the liability by $0.9 million with a corresponding increase in non-operating income.

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

Supplemental Unaudited Pro Forma Information for the three and nine months ended September 30, 2022

The following pro forma information for the three and nine months ended September 30, 2022 presents our results of operations as if the acquisition of PLH had occurred at the beginning of 2021. The supplemental pro forma information has been adjusted to include:

• the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

• the pro forma impact of nonrecurring transaction and related costs directly attributable to the acquisition; and

•the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using a tax rate of 18.6% and 19.6% for the three and nine months ended September 30, 2022, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(unaudited)	(unaudited)
Revenue	$1,339,477	$3,485,099
Income before provision for income taxes	62,760	101,760
Net income	51,111	81,815

Weighted average common shares outstanding:
Basic	53,181	53,228
Diluted	53,748	53,778

Earnings per share:
Basic	$0.96	$1.54
Diluted	0.95	1.52

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

As of September 30, 2023, we had $5.0 billion of remaining performance obligations. We expect to recognize approximately 57.7% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three and nine months ended September 30, 2023, revenue recognized related to performance obligations satisfied in previous periods was $5.8 million and $7.0 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At September 30, 2023, we had approximately $181.4 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $164.6 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2023.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Unbilled revenue	$505,002	$420,511
Retention receivable	208,533	174,149
Contract materials (not yet installed)	30,301	21,564
	$743,836	$616,224

Contract assets increased by $127.6 million compared to December 31, 2022 primarily due to higher unbilled revenue and retention receivable.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Deferred revenue	$382,350	$269,853
Accrued loss provision	5,417	6,094
	$387,767	$275,947

Contract liabilities increased by $111.8 million compared to December 31, 2022 primarily due to higher deferred revenue.

Revenue recognized for the nine months ended September 30, 2023, that was included in the contract liability balance at December 31, 2022, was approximately $228.3 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$505,301	$139,338	$644,639
Energy	78,725	806,122	884,847
Total	$584,026	$945,460	$1,529,486

	For the nine months ended September 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$1,354,642	$459,126	$1,813,768
Energy	222,649	2,163,343	2,385,992
Total	$1,577,291	$2,622,469	$4,199,760

	For the three months ended September 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$516,363	$96,645	$613,008
Energy	89,484	581,636	671,120
Total	$605,847	$678,281	$1,284,128

	For the nine months ended September 30, 2022
Segment	MSA	Non-MSA	Total
Utilities	$1,226,511	$221,346	1,447,857
Energy	224,879	1,418,725	1,643,604
Total	$1,451,390	$1,640,071	$3,091,461

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$106,267	406,368	$132,004	$644,639
Energy	535,987	168,146	180,714	884,847
Total	$642,254	$574,514	$312,718	$1,529,486
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$290,320	$1,131,044	$392,404	$1,813,768
Energy	1,548,206	446,704	391,082	2,385,992
Total	$1,838,526	$1,577,748	$783,486	$4,199,760
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended September 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$58,602	$397,204	$157,202	$613,008
Energy	440,041	152,501	78,578	671,120
Total	$498,643	$549,705	$235,780	$1,284,128
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$123,742	$988,477	$335,638	$1,447,857
Energy	1,080,069	340,890	222,645	1,643,604
Total	$1,203,811	$1,329,367	$558,283	$3,091,461
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for the nine months ended September 30, 2023 was as follows (in thousands):

	Utilities	Energy	Total
Balance at December 31, 2022	716,284	155,524	871,808
Adjustments to identifiable assets acquired and liabilities assumed	(12,822)	(1,336)	(14,158)
Balance at September 30, 2023	$703,462	$154,188	$857,650

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$32,820	(28,716)	4,104	$32,820	$(25,611)	$7,209
Customer relationships	301,927	(73,279)	228,648	301,927	(59,755)	242,172
Total	$334,747	$(101,995)	$232,752	$334,747	$(85,366)	$249,381

Amortization expense of intangible assets was $5.2 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively, and $16.6 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2023 (remaining three months)	$5,204
2024	19,701
2025	17,661
2026	16,141
2027	15,604
Thereafter	158,441
$232,752

Note 7—Accounts Payable and Accrued Liabilities

At September 30, 2023 and December 31, 2022, accounts payable included retention amounts of approximately $26.9 million and $21.5 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related employee benefits	$140,770	$114,053
Current operating lease liability	89,253	72,565
Casualty insurance reserves	18,890	19,935
Corporate income taxes and other taxes	39,853	16,213
Other	32,873	23,071
	$321,639	$245,837

Note 8 — Credit Arrangements

Long-term debt and credit facilities consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan	$897,752	$933,188
Revolving credit facility	120,000	100,000
Commercial equipment notes	68,089	98,064
Mortgage notes	19,838	20,483
Total debt	1,105,679	1,151,735
Unamortized debt issuance costs	(6,927)	(8,283)
Total debt, net	$1,098,752	$1,143,452
Less: current portion	(85,233)	(78,137)
Long-term debt, net of current portion	$1,013,519	$1,065,315

The weighted average interest rate on total debt outstanding at September 30, 2023 and December 31, 2022 was 6.9% and 6.2%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. At September 30, 2023, commercial letters of credit outstanding were $37.8 million. In addition to the commercial letters of credit, there were $120.0 million of outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $167.2 million at September 30, 2023.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement at September 30, 2023.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $165.0 million of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, plus an applicable margin. The interest rate swap matured on July 10, 2023. See Note 9 – “Derivative Instruments”.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin, which was 2.25% at September 30, 2023. The interest rate swap matures on January 31, 2025. See Note 9 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At September 30, 2023, commercial letters of credit outstanding were $0.7 million in Canadian dollars and there were no outstanding borrowings. Available capacity at September 30, 2023 was $13.3 million in Canadian dollars.

Note 9 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million. The notional amount of the swap was adjusted down each quarter by a portion of the required principal payments made on the Term Loan. On January 31, 2023, we entered into a second interest rate swap agreement with a notional amount of $300.0 million. Neither swap was designated as a hedge for accounting purposes. The swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of September 30, 2023, and December 31, 2022, our outstanding interest rate swap agreements contained a notional amount of $300.0 million and $121.7 million, respectively, with $115.5 million that matured on July 10, 2023, and $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2023	2022
Interest rate swap	Other current assets	$—	$1,235
Interest rate swap	Other long-term assets	4,236	—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain	September 30,		September 30,
	Recognized on Derivatives	2023	2022	2023	2022
Interest rate swap	Interest expense, net	$1,307	$854	$6,904	$3,797

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

The effective tax rate on income for the nine months ended September 30, 2023, and 2022 is 29.0% and 19.6%, respectively. For the first nine months of 2023, our tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first nine months of 2022, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and the release of valuation allowances during the second and third quarters of 2022.

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

Note 11—Dividends and Earnings Per Share

We paid cash dividends during 2023 and 2022 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$48,144	$43,040	$88,486	$91,520

Denominator:
Weighted average shares for computation of basic earnings per share:	53,339	53,181	53,275	53,228
Dilutive effect of stock-based awards	1,012	567	896	550
Weighted average shares for computation of diluted earnings per share	54,351	53,748	54,171	53,778

Earnings per share:
Basic	$0.90	$0.81	$1.66	$1.72
Diluted	$0.89	$0.80	$1.63	$1.70

Note 12—Stockholders’ Equity

Common stock

We issued 21,245 and 23,782 shares of common stock in the nine months ended September 30, 2023 and 2022, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million and $0.6 million in the nine months ended September 30, 2023 and 2022, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the nine months ended September 30, 2023 were a portion of bonus amounts earned in 2022, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2022. The shares purchased in the nine months ended September 30, 2022 were for bonus amounts earned in 2021, and the number of shares was calculated at 75% of the average daily closing market price during December 2021.

During the three months ended September 30, 2023 and 2022, we issued 8,856 and 9,688 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the nine months ended September 30, 2023 and 2022, we issued 31,240 and 28,288 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and nine months ended September 30, 2023, a total of 8,664 and 162,689 restricted stock units (“RSUs”), net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 11,215 and 131,709 RSUs, net of forfeitures for tax withholdings, converted to common stock during the three and nine months ended September 30, 2022, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”) for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended September 30, 2023, 6,218 shares were purchased at an average discounted purchase price of $29.86 per share. For the nine months ended September 30, 2023, 12,538 shares were purchased at an average discounted purchase price of $25.85 per share. For the three and nine months ended September 30, 2022, 9,943 shares were purchased at a discounted purchase price of $17.44 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the nine months ended September 30, 2023 we did not purchase any shares of common stock. During the nine months ended September 30, 2022, we purchased and cancelled 277,200 shares of common stock, which in the aggregate equaled $6.0 million at an average share price of $21.61. As of September 30, 2023, we had $19.0 million remaining for purchase under the share purchase program. The share purchase plan expires on December 31, 2023.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense (1)	$31,370	$19,101	$79,352	$54,123

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2023	2022
Accrued liabilities	$89,253	$72,565
Noncurrent operating lease liabilities, net of current portion	222,524	130,787
	$311,777	$203,352

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

Bonding — At September 30, 2023 and December 31, 2022, we had bid and completion bonds issued and outstanding totaling approximately $6.0 billion and $4.3 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively.

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended September 30,
	2023		2022
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$644,639	42.1%	$613,008	47.7%
Energy	884,847	57.9%	671,120	52.3%
Total	$1,529,486	100.0%	$1,284,128	100.0%

	For the nine months ended September 30,
	2023		2022
		% of		% of
		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue
Utilities	$1,813,768	43.2%	$1,447,857	46.8%
Energy	2,385,992	56.8%	1,643,604	53.2%
Total	$4,199,760	100.0%	$3,091,461	100.0%

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$64,654	10.0%	$78,046	12.7%
Energy	109,241	12.3%	76,861	11.5%
Total	$173,895	11.4%	$154,907	12.1%

	For the nine months ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$164,244	9.1%	$140,755	9.7%
Energy	266,647	11.2%	162,746	9.9%
Total	$430,891	10.3%	$303,501	9.8%

Segment Goodwill

The amount of goodwill recorded by each segment at September 30, 2023 and at December 31, 2022 is presented in Note 6 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.6% and 6.2% generated from sources outside of the United States during the nine months ended September 30, 2023 and 2022, respectively, principally in Canada. At September 30, 2023 and December 31, 2022, approximately 3.8% and 4.2%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (“Third Quarter 2023 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system as a result of recent bank failures; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Gaza Strip and between Russia and Ukraine, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2023 Report, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2023 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2023 Report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired. PLH is a utility-focused specialty construction company with concentration in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. The total purchase price was funded through a combination of borrowings under our Third Amended and Restated Credit Agreement, dated as of August 1, 2022, which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and borrowings under our revolving credit facility, in which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to $325.0 million (the “Revolving Credit Facility”). We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy segment.

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

We actively monitor the impact of the dynamic macroeconomic environment, including the impact of inflation and the instability in the banking sector, on all aspects of our business. We have experienced increased fuel and labor costs and anticipate that elevated levels of cost inflation could persist into 2024. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2023, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $7.2 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022.

Revenue

Revenue was $1,529.5 million for the three months ended September 30, 2023, an increase of $245.4 million, or 19.1%, compared to the same period in 2022. The increase was primarily due to revenue growth in both our Energy and Utilities segments, and the acquisition of PLH in August 2022.

Revenue was $4,199.8 million for the nine months ended September 30, 2023, an increase of $1,108.3 million, or 35.9%, compared to the same period in 2022. The increase was primarily due to revenue growth in both segments, and the acquisitions of PLH and B Comm in August 2022 and June 2022, respectively.

Gross Profit

Gross profit was $173.9 million for the three months ended September 30, 2023, an increase of $19.0 million, or 12.3%, compared to the same period in 2022. The increase was primarily due to an increase in revenue and the acquisition of PLH. Gross profit as a percentage of revenue decreased to 11.4% for the three months ended September 30, 2023, compared to 12.1% for the same period in 2022 primarily driven by a decrease in margins in our Utilities segment, partially offset by an increase in margins in our Energy segment.

Gross profit was $430.9 million for the nine months ended September 30, 2023, an increase of $127.4 million, or 42.0%, compared to the same period in 2022. The increase was primarily due to an increase in revenue. Gross profit as a percentage of revenue increased to 10.3% for the nine months ended September 30, 2023, compared to 9.8% for the same period in 2022 driven by improved margins in our Energy segment.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $84.4 million during the three months ended September 30, 2023, an increase of $8.7 million, or 11.5% compared to 2022 primarily due to higher incentive compensation costs associated with improved operational performance and an increase in headcount. SG&A expenses as a percentage of revenue decreased to 5.5% compared to 5.9% for the corresponding period in 2022 due to increased revenue.

SG&A expenses were $248.0 million during the nine months ended September 30, 2023, an increase of $57.1 million, or 29.9% compared to 2022 primarily due to the acquisitions of PLH and B Comm. Also contributing to the increase was higher incentive compensation costs associated with improved operational performance and an increase in headcount. SG&A expenses as a percentage of revenue decreased to 5.9% compared to 6.2% for the corresponding period in 2022 primarily due to increased revenue.

Transaction and related costs

Transaction and related costs were $1.1 million and $12.7 million for the three months ended September 30, 2023, and 2022, respectively. The decrease was due to professional fees paid to advisors for the acquisition of PLH in 2022.

Transaction and related costs were $4.7 million and $18.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to professional fees paid to advisors for the acquisitions of B Comm and PLH in 2022.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings, and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in “Gain on sale and leaseback transaction” on our Condensed Consolidated Statements of Income for the nine months ended September 30, 2022.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2023, and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Foreign exchange gain, net	$(1)	$(683)	$1,301	$(239)
Other income, net	467	128	1,540	274
Interest expense, net	(21,065)	(13,075)	(56,443)	(20,656)
Total other expense	$(20,599)	$(13,630)	$(53,602)	$(20,621)

Interest expense, net for the three months ended September 30, 2023, increased $8.0 million compared to the same period in 2022 primarily due to higher average debt balances from the borrowings incurred related to the PLH acquisition and higher average interest rates.

Interest expense, net for the nine months ended September 30, 2023, increased $35.8 million compared to the same period in 2022 primarily due to higher average debt balances from the borrowings incurred related to the PLH acquisition and higher average interest rates.

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

The effective tax rate for the nine-month period ended September 30, 2023, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses. For the first nine months of 2022, our effective tax rate of 19.6% differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes net of the effects of a release in valuation allowances during the second and third quarters of 2022.

We recorded income tax expense for the nine months ended September 30, 2023, of $36.1 million compared to income tax expense of $22.3 million for the nine months ended September 30, 2022. The $13.8 million increase in income tax expense is primarily driven by a higher effective tax rate in 2023 and by a $10.8 million increase in pretax income.

Segment results

Utilities Segment

Revenue and gross profit for the Utilities segment for the three and nine months ended September 30, 2023, and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$644,639		$613,008
Gross profit	64,654	10.0%	78,046	12.7%

	Nine Months Ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Utilities Segment
Revenue	$1,813,768		$1,447,857
Gross profit	164,244	9.1%	140,755	9.7%

Revenue increased by $31.6 million, or 5.2%, for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to increased activity in power delivery and the acquisition of PLH in 2022.

Revenue increased by $365.9 million, or 25.3%, for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and communications markets.

Gross profit for the three months ended September 30, 2023, decreased by $13.4 million, or 17.2%, compared to the same period in 2022, primarily due to a decrease in margins, partially offset by growth in revenue. Gross profit as a percentage of revenue decreased to 10.0% during the three months ended September 30, 2023, compared to 12.7% in the same period in 2022, primarily due to productivity issues on some legacy PLH projects that are nearing completion and a shift in the revenue mix in 2023.

Gross profit for the nine months ended September 30, 2023, increased by $23.5 million, or 16.7%, compared to the same period in 2022, primarily due to revenue growth, partially offset by a decrease in margins. Gross profit as a percentage of revenue decreased to 9.1% during the nine months ended September 30, 2023, compared to 9.7% in the same period in 2022, primarily due to productivity issues on some legacy PLH projects that are nearing completion, higher costs associated with a communication project in 2023, and a shift in the revenue mix in 2023.

Energy Segment

Revenue and gross profit for the Energy segment for the three and nine months ended September 30, 2023, and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$884,847		$671,120
Gross profit	109,241	12.3%	76,861	11.5%

	Nine Months Ended September 30,
	2023		2022
		% of		% of
		Segment		Segment
	(Thousands)	Revenue	(Thousands)	Revenue
Energy Segment
Revenue	$2,385,992		$1,643,604
Gross profit	266,647	11.2%	162,746	9.9%

Revenue increased by $213.7 million, or 31.8%, for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to increased renewable energy, industrial, and pipeline activity.

Revenue increased by $742.4 million, or 45.2%, for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to increased renewable energy, industrial, and pipeline activity and the PLH acquisition.

Gross profit for the three months ended September 30, 2023, increased by $32.4 million, or 42.1%, compared to the same period in 2022, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 12.3% during the three months ended September 30, 2023, compared to 11.5% in the same period in 2022, primarily due to growth in high margin renewable energy work, strong performance on a pipeline project in the mid-Atlantic in 2023, and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

Gross profit for the nine months ended September 30, 2023, increased by $103.9 million, or 63.8%, compared to the same period in 2022, primarily due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.2% during the nine months ended September 30, 2023, compared to 9.9% in the same period in 2022, primarily due to strong performance on a pipeline project in the mid-Atlantic in 2023, and higher costs on a separate pipeline project in the mid-Atlantic from unfavorable weather conditions experienced in 2022 and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 5.6% generated from sources outside of the United States during the nine months ended September 30, 2023, principally in Canada.

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

Fixed Backlog

Fixed Backlog by reportable segment as of December 31, 2022 and September 30, 2023 and the changes in Fixed Backlog for the nine months ended September 30, 2023 are as follows (in millions):

	Beginning Fixed			Ending Fixed			Revenue			Total Revenue
	Backlog at	Net Contract	Revenue	Backlog at			Recognized from			for Nine Months
	December 31,	Additions to	Recognized from	September 30,			Non-Fixed			ended September 30,
Reportable Segment	2022	Fixed Backlog	Fixed Backlog	2023	00	00	Backlog Projects	00	00	2023
Utilities	$183.3	$374.4	$461.0	$96.7			$1,352.8			$1,813.8
Energy	3,391.7	3,272.8	2,133.6	4,530.9			252.4			2,386.0
Total	$3,575.0	$3,647.2	$2,594.6	$4,627.6			$1,605.2			$4,199.8

Revenue recognized from non-Fixed Backlog projects shown above is generated by MSA projects and projects completed under time and material and cost reimbursable plus fee contracts where scope, and therefore contract value, is not adequately defined, or are generated from the sale of construction materials, such as rock or asphalt to outside third parties.

At September 30, 2023, our total Fixed Backlog was $4.63 billion representing an increase of $1.05 billion, or 29.4% compared to $3.58 billion at December 31, 2022.

MSA Backlog

The following table outlines historical MSA revenue for the past seven quarters (in millions):

	Quarterly MSA Revenue
	2022	2023
First Quarter	$349.3	$449.1
Second Quarter	496.2	544.1
Third Quarter	605.9	584.0
Fourth Quarter	571.6

MSA Backlog includes anticipated MSA revenue for the next twelve months. We estimate MSA revenue based on historical trends, anticipated seasonal impacts, inflation adjustments, and estimates of customer demand based on information from our customers.

The following table shows our estimated MSA Backlog at September 30, 2023 by reportable segment (in millions):

MSA Backlog
at September 30,
Reportable Segment:	2023
Utilities	$1,818.3
Energy	241.0
Total	$2,059.3

Total Backlog

The following table shows total backlog (Fixed Backlog plus MSA Backlog), by reportable segment as of the quarter-end dates shown below (in millions):

Reportable Segment:	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Utilities	$1,888.8	$1,833.2	$1,957.1	$1,979.9	$1,915.0
Energy	3,583.5	3,650.3	3,602.2	4,609.3	4,771.9
Total	$5,472.3	$5,483.5	$5,559.3	$6,589.2	$6,686.9

We expect that during the next four quarters, we will recognize as revenue approximately 69% of the total backlog at September 30, 2023, composed of backlog of approximately: 100% of the Utilities segment and 56% of the Energy segment.

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At September 30, 2023, there was $120.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $37.8 million, and available borrowing capacity was $167.2 million.

In June 2023, we entered into an Accounts Receivable Facility (the “Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $65.0 million as of September 30, 2023. As of September 30, 2023, we had $35.0 million in available capacity under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $160.7 million at September 30, 2023, compared to $248.7 million at December 31, 2022. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the nine months ended September 30, 2023, we spent approximately $82.5 million for capital expenditures, which included $31.4 million for construction equipment. Capital expenditures for the remaining three months of 2023 are expected to total between $10 million and $20 million, which includes $5 million to $10 million for equipment.

Cash Flows

Cash flows during the nine months ended September 30, 2023 and 2022 are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2023	2022
Change in cash:
Net cash used in operating activities	$(7,147)	$(102,035)
Net cash used in investing activities	(25,621)	(485,010)
Net cash (used in) provided by financing activities	(60,023)	515,352
Effect of exchange rate changes	346	(924)
Net change in cash, cash equivalents and restricted cash	$(92,445)	$(72,617)

Operating Activities

The cash flows used in operating activities for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine months ended
	September 30,
	2023	2022	Change
Operating Activities:
Net income	$88,486	$91,520	$(3,034)
Depreciation and amortization	81,454	69,348	12,106
Gain on sale and leaseback transaction	—	(40,084)	40,084
Changes in assets and liabilities	(154,984)	(206,841)	51,857
Gain on sale of property and equipment	(29,603)	(17,987)	(11,616)
Other	7,500	2,009	5,491
Net cash used in operating activities	$(7,147)	$(102,035)	$94,888

Net cash used by operating activities for the nine months ended September 30, 2023 was $7.1 million compared to $102.0 million used by operating activities for the nine months ended September 30, 2022. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income (after adjusting for cash from gains reported in investing activities).

The significant components of the $155.0 million change in assets and liabilities for the nine months ended September 30, 2023 are summarized as follows:

●	Accounts receivable increased by $185.8 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract assets increased by $128.4 million, primarily due to increased revenue;
●	Contract liabilities increased $106.0 million, primarily due to higher deferred revenue;
●	Other current assets decreased by $33.0 million due primarily to a $20.0 million income tax refund; and
●	Accounts payable and accrued liabilities increased $16.3 million primarily due to revenue growth and the timing of our payments to vendors.

The significant components of the $206.8 million change in assets and liabilities for the nine months ended September 30, 2022, are summarized as follows:

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

Investing activities

For the nine months ended September 30, 2023, we used $25.6 million in cash for investing activities compared to $485.0 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we used $478.4 million for acquisitions.

During the nine months ended September 30, 2023, we purchased property and equipment for $82.5 million compared to $75.7 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $47.6 million during the nine months ended September 30, 2023, compared to $19.2 million during the same period in the prior year. Additionally, we received proceeds of $49.9 million, net from a sale and leaseback transaction of land and buildings during the nine months ended September 30, 2022.

Financing activities

Financing activities used cash of $60.0 million for the nine months ended September 30, 2023, which was primarily due to the following:

●	Payments of long-term debt of $66.1 million;
●	Dividend payments to our stockholders of $9.6 million; and
●	Net borrowings on our credit facilities of $20.0 million.

Financing activities provided cash of $515.4 million for the nine months ended September 30, 2022, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $462.9 million, net of debt issuance costs paid;
●	Net borrowings on our credit facilities of $150.1 million;
●	Payment of long-term debt of $77.8 million; and
●	Dividend payments to our stockholders of $9.6 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2023 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 12 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2023 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At September 30, 2023, we had letters of credit outstanding of $38.2 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2023 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At September 30, 2023, we had bid and completion bonds issued and outstanding totaling approximately $6.0 billion. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion at September 30, 2023. As of the date of this Third Quarter 2023 Report, we do not anticipate that we would have to fund material claims under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Interest rate risk. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2023, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $7.2 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counterparties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at September 30, 2023, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this Third Quarter 2023 Report.

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

PRIMORIS SERVICES CORPORATION

Date: November 7, 2023	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)