Form 10-K
period 2023-12-31
Primoris Services Corp
filed 2024-02-27
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,604.9 million based upon the closing price of such common equity as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

On February 19, 2024 there were 53,436,884 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Gaza Strip and between Russia and Ukraine, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions, cybersecurity threats or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing political conditions and legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I

ITEM 1. BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is one of the leading providers of infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, fabrication, and engineering services to a diversified base of customers through our two segments: Utilities and Energy. The structure of our reportable segments is generally focused on broad end-user markets for our services.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, retrofits, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, pipeline construction and maintenance, pipeline integrity services, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

Acquisitions

See Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional detail.

PLH Group, Inc. On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired (the “PLH acquisition”). PLH is a utility-focused infrastructure services company with concentrations in growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the power delivery, communications, and gas utilities markets.

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

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Growth Through Controlled Expansion. We continue to grow our Company by expanding our scope of services, leveraging our existing customer base to expand into new geographic markets, and adding new customers. In addition, we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the energy, power, utility and communications industries. Our strategy also focuses on higher growth end markets such as renewable energy, utilities and communications.

●	Emphasis on MSA Revenue Growth and Retention of Existing Customers. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships in order to drive more revenue from them. We are also focused on expanding our base of services provided under MSAs, which are generally multi-year agreements that provide visible, recurring revenue.

●	Ownership or Long-Term Leasing of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership or long-term leasing of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In both of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid projects that we believe offer an opportunity to meet our profitability objectives and that may offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

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

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under long term MSAs, which are generally multi-year agreements for specific types of work. Work performed under these contracts is typically generated through project specific work orders, ranging from repairs and new installations, to maintenance and upgrade services. These MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2023, 2022 and 2021, revenue derived from projects performed under MSAs was 36.7%, 45.8%, and 45.9%, respectively.

Our customers have included the Texas Department of Transportation and Louisiana Department of Transportation and Development in the Southern United States as well as many of the leading energy and utility companies in the United States, including, among others, Enterprise Pipeline, Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, Hecate Energy, Consumers Energy, Dominion, Valero, Enel Green Power North America, ExxonMobil and Phillips 66.

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2023, 2022 and 2021, 41.1%, 46.1% and 42.9%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

Management in each of our segments and business units is responsible for developing and maintaining successful long-term relationships with customers. Our segment and business unit management teams work with our business development group to foster existing customer relationships and better understand their needs in order to secure additional projects and increase revenue from our current customer base. Segment and business unit managers are also responsible for working with our business development group in pursuing growth opportunities with prospective new customers.

We believe that developing and fostering strategic relationships with customers will result in increased future opportunities. Some of our strategic relationships are in the form of long-term MSAs. However, we realize that future opportunities also require cost effective, high value bids, as pricing is a key element for most construction projects and service agreements.

Seasonality, Cyclicality and Variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform construction and infrastructure services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

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

We compete with different companies in different end markets. For example, competitors in our utilities markets include Quanta Services, Inc. Dycom Industries, MYR Group, and MasTec, Inc.; competitors in our industrial markets include PCL, Kiewit, Granite Construction, Performance Contractors and Boh Brothers; competitors in the renewables market include Blattner Energy, and Mortenson; and competitors in our highway services markets include Sterling Construction Company and Zachry Construction Company. In each market we may also compete with local, private companies.

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

Risk Management, Insurance and Bonding

We maintain a comprehensive schedule of insurance policies covering a broad range of exposures arising from our construction and general business operations. All of our policies have been procured with limits and deductibles or self-insured retention amounts up to $1,000,000 per occurrence. In addition, we maintain certain self-insured retentions in our insurance policies in excess of our general and auto liability policies.

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

In connection with our business, we generally are required to provide various types of surety bonds guaranteeing our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, backlog, past performance, management expertise and other factors, and the surety company’s current underwriting standards. To date, we have obtained the level of surety bonds necessary to support our business.

Regulation and Environmental Requirements

Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements applicable to construction projects;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration;
●	Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
●	Transportation of equipment and materials, including licensing and permitting requirements, as well as aviation activities;
●	Building and electrical codes;
●	Applicable U.S. and non-U.S. anti-corruption regulations;
●	Immigration regulations applicable to the U.S. and cross-border employment;
●	Labor relations and affirmative action;
●	Special bidding, procurement and other requirements on government projects; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency, state agencies and other foreign environmental regulators.

We believe that we have all the licenses and permits required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

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

Our operating results can be significantly influenced by the climates in which we operate as well as severe weather events. Changes in climate could result in more accommodating weather patterns for greater periods of time in certain areas, which may enable us to increase our productivity in those areas. Physical risks associated with climate change have also increased hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. Additionally, new legislation or regulation related to climate change could increase our costs. However, due to climate change risks some utility customers are transitioning toward more sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy segment. For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2023, approximately 30.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

As of December 31, 2023, we employed 2,773 salaried employees and 11,285 hourly employees. The total number of hourly personnel employed is subject to the volume of infrastructure services and construction work in progress.

Diversity and Inclusion. We employ a dynamic mix of people to create the strongest company possible. Our policy prohibits discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive, diverse company with people of all backgrounds, experiences, cultures, styles and talents. We have a Diversity and Inclusion committee whose goal is to identify and advance efforts that aim to create and foster a workplace that is reflective of, and contributes to, the diverse communities in which we do business. The committee promotes awareness of diversity and inclusion issues in support of company-wide efforts to build a more inclusive and diverse workplace.

Professional and Career Development. We strive to develop and sustain a skilled labor advantage by providing thorough on-and off-site training programs, project management training, and leadership development programs. We have company-owned training facilities that support continuous skills training, including several locations where we train electric apprentices to become journeymen. We offer multiple levels of leadership programs designed to meet the needs of our employees and support the development of best-in-class talent. Our five cornerstone programs are Foreman Foundations, Extreme Ownership, Hunt for Leadership Success, Next Level Leadership, and The Leadership Experience. From Foreman Foundations where employees learn the fundamentals of transitioning from a crew member to a crew leader through The Leadership Experience where emerging leaders explore values-based leadership and sharpen their strategic leadership skills, our Learning and Development programs are designed to support Primoris’ vision, mission, and values and promote the growth of our greatest assets, our employees.

Safety, Health and Wellness. We are committed to the health, safety and wellness of our employees, and we pride ourselves on above average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2023, our LTIR rate was 0.07 compared to an industry average of 1.0 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace injuries which rise to the level of Occupational Safety and Health Administration recordability, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one-year period. For the year ended December 31, 2023, our TRIR rate was 0.46 compared to an industry average of 2.4 per the U.S. Bureau of Labor construction industry statistics.

Compensation and Benefits. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. Our compensation programs are generally designed to align employee compensation with market practices and our performance. With respect to our executive officers, business unit management, and other senior leadership, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company and individual performance. In connection with these compensation programs, we grant stock-based compensation to management and key personnel at the business unit levels, which we believe helps to align incentives throughout our organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11 “Executive Compensation,” which will be incorporated by reference from our definitive proxy statement related to our 2024 Annual Meeting of Stockholders.

We also provide additional benefits to our non-union employees, including a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

Code of Conduct. All of our employees are subject to our Code of Conduct, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, insider trading and the Anti-Bribery & Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provision of gifts, entertainment and hospitality; and charitable and political contributions.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance Documents” tab. Also posted on our website under the “Investors/Governance Documents” tab are our Code of Conduct and charters for our Environmental, Social and Governance Committee, Enterprise Risk Management Committee, Cyber Security Steering Committee, and Diversity and Inclusion Committee along with our Human Rights and Corporate Environmental policies. We intend to disclose on our website any amendments or waivers to our Code of Conduct.

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

Our business is subject to seasonal and annual fluctuations. Some of the quarterly variation is the result of weather, particularly rain, ice, snow, and named storms, which create difficult operating conditions. Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter, and demand for routine repair and maintenance services for electric utilities is lower during their peak customer needs in the summer. Some of the annual variation is the result of construction projects which fluctuate based on customer timing, project duration, weather, and general economic conditions. Annual and quarterly results may also be adversely affected by:

●	Changes in our mix of customers, projects, contracts and business;
●	Regional or national and/or general economic conditions and demand for our services;
●	Variations and changes in the margins of projects performed during any particular quarter;
●	Increases in the costs to perform services caused by changing conditions;
●	The termination, or expiration of existing agreements or contracts;
●	The budgetary spending patterns of customers;
●	Increases in construction costs, including due to inflation or supply chain challenges, that we may be unable to pass through to our customers;
●	Cost or schedule overruns on fixed-price contracts;
●	Availability of qualified labor for specific projects;
●	Changes in bonding requirements and bonding availability for existing and new agreements;
●	The need and availability of letters of credit;
●	Costs we incur to support growth, whether organic or through acquisitions;
●	The timing and volume of work under contract; and
●	Losses experienced in our operations.

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

Economic, political, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. For example, much of the work that we perform in the highway markets involves funding by federal, state and local governments. This funding is subject to fluctuation based on the budgets and operating priorities of the various government agencies.

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

Conversely, government regulations may increase the demand for our pipeline services. Recent pipeline safety legislation could increase demand for our pipeline facility, maintenance, integrity and repair services.

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

Concerns about the impact of climate change have resulted, and are expected to continue to result, in technological advancements and market developments that impact our business. For example, utility customers are transitioning toward more sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy segment. Additionally, increased electrification of new technologies may lead to continued and additional demand for new and expanded electric power infrastructure and reengineering of existing electric power infrastructure. However, concerns about climate change could also result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, as well as decreased demand for refined products, which in turn could negatively impact our customers and demand for certain of our pipeline, underground utility and infrastructure services.

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

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities is dependent on the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and increased demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

We may lose business to competitors through the competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other infrastructure services contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

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

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2023, 2022 and 2021 was approximately 30.1%, 26.3%, and 31.2%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a meaningful portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 41.1% of our revenue in 2023, 46.1% of our revenue in 2022 and 42.9% of our revenue in 2021. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

We also generate ongoing revenue from our MSA customers, which are generally comprised of regulated gas and electric utilities. If we were to lose one of these customers, our revenue could decline. Reduced demand for our services by larger construction customers or a loss of a significant MSA customer could have an adverse effect on our business.

Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results. We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

During 2023, 2022 and 2021, revenue attributable to our services outside of the United States, principally in Canada, was 5.8%, 6.7% and 4.5% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

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

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value, and the estimated revenue on MSA work. We present two measures of backlog; one that includes fixed backlog and estimated revenue on MSA work for the next four quarters, and total backlog that includes all fixed backlog and estimated revenue on MSA work to the end of the MSA agreement. We do not consider renewals when estimating total backlog. Backlog is not a comprehensive indicator of future revenue. Most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts up to $1,000,000 per occurrence. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible of $425,000 per individual claim per year.

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

As of December 31, 2023, approximately 30.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute. For each plan, our potential liability is the total unfunded vested benefits of the plan multiplied by a fraction: the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers for the past ten years. For some pension plans to which we contribute, the total unfunded vested benefits for the entire plan could be in the billions of dollars. If we cannot reduce the alleged fractional exposure through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our business.

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

We may incur higher costs on equipment necessary for our operations.

A significant portion of our contracts is built utilizing our own construction equipment rather than rented equipment. To the extent that we are unable to buy or lease equipment necessary for a project, either due to a lack of available funding, or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include the equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires regular maintenance, which we generally provide through our own repair facilities. If we are unable to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

Disruptions to our operational systems could adversely impact our operations, our ability to report financial results and our business.

We rely on computer, information and communication technology and related systems to operate our business and to protect confidential, sensitive company, customer and partner information. Our computer and communications systems, and consequently our operations, could be damaged or interrupted by cyber-attacks and physical security risks, such as natural disasters, loss of power, communications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists. Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.

Security breaches, cyber security attacks or other disruptions to our information technology systems and networks could adversely impact our operations or compromise the confidentiality of private customer data or our own proprietary information.

Any cyber security attack (including denial of service attacks, ransomware, phishing attacks, payment fraud or others) that affects our facilities, our systems, our partners, our customers or any of our financial data could have a material adverse effect on our business. We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware, software and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such third parties who provide us services or with whom we communicate could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Despite our security measures and business continuity plans, our information technology systems and networked and connected products may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, or breaches due to errors or malfeasance by employees, contractors or others who have access to these systems and products. Any of these events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation.

We have experienced cyber security threats, such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents will continue to increase. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation, disrupt our operations, expose us to potential liability, regulatory actions and loss of business, and impact our results of operations materially. We also currently maintain a cyber insurance policy; however, such insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

While we have taken steps to mitigate persistent and continuously evolving cyber security threats by implementing network security and internal control measures, implementing policies and procedures for managing risk to our information systems, periodically testing our information technology systems, and conducting employee training on cyber security, a system or network failure or data security breach could have negative consequences for our company, customers, or partners and adversely affect our business. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

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

Our reported results of operations could be adversely affected as a result of impairments of goodwill or other identifiable intangible assets.

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2023, our balance sheet included goodwill of $857.7 million and intangible assets of $227.6 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2023, $300.0 million of our variable rate debt outstanding was economically hedged. The remaining $574.1 million of variable rate debt was unhedged. If interest rates increase, our debt service obligations on the unhedged portion of our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly. Based on our variable rate debt outstanding as of December 31, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 53.4 million were outstanding at December 31, 2023. While New York Stock Exchange rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

In 2022, our stockholders adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), under which eligible full-time employees can purchase shares of our common stock at a discount on a semi-annual basis. The number of shares authorized and available for purchase under the ESPP is 1.0 million. As of December 31, 2023, there were

977,000 shares of common stock remaining available for purchase. Additional purchases made under the ESPP will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

In 2023, our stockholders adopted our 2023 Equity Incentive Plan (“2023 Equity Plan”). The 2023 Equity Plan replaced a previous plan. The Equity Plan authorized the Board of Directors to issue equity awards totaling 6.5 million shares of our common stock. As of December 31, 2023, there were 6.2 million shares of common stock remaining available for issuance under our 2023 Equity Plan. Equity awards made to our directors and employees will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

Delaware law and our charter documents may impede or discourage a takeover or change in control.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders. In addition, certain provisions of our Certificate of Incorporation and Bylaws also may impose an impediment or discourage others from a takeover. These provisions include: restrictions on the ability of a stockholder to call a special meeting, or nominate a director for election and our Board of Directors’ ability to authorize the issuance of preferred shares.

These types of provisions may limit the ability of stockholders to obtain a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We rely on computer, information, network, and communication technology and related systems to operate our business and to protect confidential, restricted, and sensitive company, customer, and partner information. We have a multi-layered cybersecurity risk management program designed to identify risks related to the organization’s digital and physical assets, review and assess existing security measures, and implement and manage solutions to mitigate cyber risks. These solutions are designed to protect our facilities, our systems, our partners, our customers, and our financial data in case we experience a cyber incident. Protection includes phishing detection, social engineering, executive targeting, brand impersonation, configuration mistakes, sensitive data leakage, leaked credentials, malicious attacks, third-party risks, vulnerabilities, insider threats (both intentional and unintentional), and password attacks. This type of ongoing vulnerability risk management is crucial as the organization and the external threat landscape evolves. This cybersecurity risk management program is incorporated as part of the Primoris Enterprise Risk Management Program.

Our cybersecurity policies and processes are based on the controls within the National Institute of Standards and Technology (“NIST”) Framework, and we engage a number of external parties to enhance our cybersecurity oversight. For example, every other year, a third-party consulting firm performs an assessment of our cyber program, measuring our program against the NIST controls with a Capability Maturity Model Integration overlay to determine the program’s maturity. The assessment findings are disclosed to the Audit Committee of the Board of Directors and our cross-functional management Security Steering Committee (“SSC”). Any improvements resulting from the assessment are identified, along with action plans. We also use a third party to perform an annual Breach Assessment targeting our external and internal network environment to determine the strengths and any weaknesses within our cybersecurity processes. As part of the Breach Assessment, our Incident Response Plan is instigated and reviewed to ensure it remains current and effective for all situations. We also have multiple third-party managed Security Operations Centers (“SOC”) in place; including a SOC for logging and monitoring of security events; a SOC for endpoint managed detection and response, including identity protection; a SOC for executive digital and brand protection; and a SOC for protection of network credentials.

In order to oversee and identify risks from cybersecurity threats associated with the Company’s use of vendors and other third-party service providers, we conduct continuous passive scanning of the Primoris network, as well as Primoris vendors’ external perimeter, on a regular basis to assess any potential vulnerabilities and weaknesses.

We face certain ongoing risks from cybersecurity threats that, if realized, could materially affect us, including our business operations, results of operations or financial condition.

Cybersecurity Governance and Oversight

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and governance. We also maintain a cross-functional management Security Steering Committee (“SSC”), with members consisting of executive leadership, internal audit, and enterprise risk. The SSC meets quarterly and has a formal charter outlining its responsibility to provide oversite of our comprehensive cybersecurity program. The Audit Committee of the Board of Directors is briefed quarterly by the Chief Information Officer (“CIO”) on the cybersecurity program, and both the Audit Committee and SSC are notified between such updates regarding significant new cybersecurity threats or incidents. The full Board of Directors also receives regular reports from the Audit Committee.

The CIO chairs the SSC and oversees Primoris’ cybersecurity risk management program. The CIO is supported by the head of cybersecurity, who is a direct report to the CIO. The training and experience of the head of cybersecurity includes a Harvard MBA along with professional experiences involving Forensics and Investigation, NIST controls assessments and implementation, ISO27001 assessments and implementation, Payment Card Industry Certification, and HITRUST implementation and certification. The head of cybersecurity and the security team are responsible for leading company-wide cybersecurity strategy, policy, standards, and processes and work across the organization to assess and prepare Primoris to address cybersecurity risks. Our head of cybersecurity and the security team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to our Incident Response Plan.

Our employees are also an important part of protecting our digital and technical environment. A key area of the cybersecurity program is the education of employees regarding cybersecurity using security awareness training, security bulletins and phishing simulations to reinforce training on a quarterly basis. Security awareness training covers all network users. On an annual basis an Acceptable Use Policy (“AUP”) is distributed to employees through our Learning Management System for understanding and acknowledgement. Additionally, all new employees are provided the AUP by Human Resources and receive initial security training upon being granted access to our network.

ITEM 2.	PROPERTIES

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations. As of December 31, 2023, we owned 54 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2023, capital expenditures were approximately $103.0 million. Total construction equipment purchases in 2023 were $34.0 million.

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

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “PRIM”. We had outstanding 53,436,884 shares of common stock and 439 stockholders of record as of February 19, 2024. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

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

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2018, and in each quarter up through December 31, 2023. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of MasTec, Inc., MYR Group, Inc., Dycom Industries, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc. The Peer Group was modified in 2023 to replace Quanta Services, Inc. and Matrix Service Company with Dycom Industries, Inc. and MYR Group, Inc. as the overall composition of our business has changed and we believe this new peer group more closely resembles us from both an operations and market capitalization perspective.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock, the S&P 500 and the Peer Group as of December 31, 2018. All dividends were reinvested in additional shares of common stock. The Peer Group investment is weighted based on the market capitalization of each company at the measurement period. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2018 THROUGH DECEMBER 31, 2023

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

Introduction

We are one of the leading providers of infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction services, maintenance, replacement, fabrication and engineering services to a diversified base of customers.

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

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2023, 2022, and 2021, $3.9 billion, $2.7 billion, and $2.1 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

Acquisition of PLH

On August 1, 2022, we acquired PLH Group, Inc. (“PLH”) in an all-cash transaction valued at approximately $429.0 million, net of cash acquired. PLH is a utility-focused infrastructure services company with concentrations in key fast-growing regions of the United States. The transaction directly aligns with our strategic focus on higher-growth, higher margin markets and expands our capabilities in the utility markets including power delivery, communications, and gas utilities. The total purchase price was funded through a combination of borrowings under our Third Amended and Restated Credit Agreement, dated as of August 1, 2022, which increased our term loan to an aggregate principal amount of $945.0 million (the “ New Term Loan”) and borrowings under our revolving credit facility, in which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to $325.0 million (the “Revolving Credit Facility”). We incorporated the majority of the PLH operations into our Utilities segment with the remaining operations going to our Energy segment.

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

We have seen and continue to anticipate potential changes to the already stringent regulatory and environmental requirements for many of our clients’ infrastructure projects, which may improve the timing and certainty of the projects. While permitting and other regulatory challenges create uncertainty as to the timing of some of our opportunities, we continue to see bidding activity for numerous midstream pipeline projects. We believe that we have the financial and operational strength to meet the challenge of either short-term delays or the impact of significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current view of the outlook for our major end markets is as follows:

●	Construction of alternative energy facilities, chemical processing facilities, renewable natural gas facilities, solar power facilities, wind farms, battery storage — We believe state and federal governments, investors and utilities remain committed to a changing fuel generation mix that continues to move toward more alternative energy sources. As this trend grows, along with the demand for power, we are seeing an increase in new power generation facilities powered by renewable energy sources, as well as energy storage systems. We are benefitting from the increased spending and long-term tax incentives in the Inflation Reduction Act (“IRA”) signed by the President in August of 2022. The IRA extends tax incentives for wind and solar facilities and includes provisions to support standalone battery energy storage systems. The long term extension of these credits and strong support of U.S. manufacturing has attracted a significant amount of new capital to finance renewable projects as well as to enhance the supply chain needed to meet increasing demand. Other trends we are seeing are major investments in industrial gases and agricultural chemicals. To the extent this dynamic continues, we anticipate continued engineering, procurement, and construction opportunities, primarily benefitting our Energy segment.

●	Communications construction opportunities — We believe the federal government remains committed to improving or expanding broadband communications access. The IRA and other Federal and State programs provide critical funding to help construct and improve the infrastructure required to provide sufficient broadband access to areas that have historically had lower access to broadband services. We expect these opportunities, as well as ongoing spending by communications companies, to benefit our Utilities segment.

●	Power Delivery — We are experiencing strong tailwinds in our power delivery business as the industry continues to invest in grid resiliency, modernization, renewable generation integration, and the push for electrification. Our national position in this specific market allows for scalable coverage across the industry. Electric distribution undergrounding initiatives with clients in our key markets has been, and will continue to be, a strong opportunity for us as we see utilities customers continue to invest in grid reliability. Additionally, we are experiencing new opportunities as utilities providers invest in renewable energy and upgrade their transmission infrastructure.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the United States to grow over the long-term and believe enhancements to the electric utility infrastructure are needed to efficiently serve the power needs of the future. Renewable generation will require substations and transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We also expect to benefit from the spending authorized in the 2021 Infrastructure Investment and Jobs Act intended to improve the electric grid. These opportunities, as well as ongoing electric utility repair and maintenance opportunities are expected to benefit our Utilities segment.

●	Inspection, maintenance and replacement of gas utility infrastructure — We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment. We also expect that ongoing gas utility repair and maintenance opportunities will continue.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both base-load and peak shaving power plants; however, we are aware that environmental concerns over gas fired power plants may impact the timing and location of near-term construction opportunities in certain states. We believe that based on continuing population growth, the intermittency of renewable power resources, and the environmental requirements limiting using ocean water for cooling, gas power plants will be needed in spite of vocal opposition to these “non-green” generation sources. In addition, the generally historically low price of natural gas could result in the continued replacement of coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Energy segment.

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines — We expect that the volatility in the price of oil could reduce activities in most, if not all of the shale basins. In addition, the ability of our customers to obtain permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, production from the shale formations and increased demand for exporting liquified natural gas (“LNG”) could strain the current capacity limitations between production and processing locations which would provide opportunities for our Energy segment.

●	Inspection, maintenance and replacement of pipeline infrastructure — We believe that regulatory measures around the frequency or stringency of pipeline integrity testing requirements provides growth opportunity in our Energy segment. Regulatory requirements continue to mandate or require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates safely, reliably and in an environmentally conscious manner. In addition, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through maintenance and integrity initiatives. As a result, we expect demand to continue to grow for our pipeline integrity services.

Material Trends and Uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of infrastructure services. We depend in part on spending by companies in the communications, gas and electric utilities, energy, chemical, and pipeline industries, as well as state departments of transportation. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, upgraded and expanded local highway and bridge needs, and from the activity level in the pipeline industry. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We actively monitor the impact of the dynamic macroeconomic environment, including the impact of inflation and the instability in the banking sector, on all aspects of our business. We have experienced increased fuel and labor costs and anticipate that elevated levels of cost inflation could persist in 2024. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

Fluctuations in the market prices of oil, gas and other fuel sources have affected demand for our services. Volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years could create uncertainty with respect to demand for our pipeline services, both in the near term and for future projects. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services.

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in certain states has resulted in delays for the construction of gas-fired power plants. However, the increased demand for renewable resources is also creating demand for our infrastructure services, such as the need for battery storage and the construction of utility scale solar facilities.

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and New Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2023, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

Seasonality, Cyclicality and Variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform infrastructure services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively, or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

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

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could materially differ from those that result from using the estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if i) it requires an accounting estimate to be based on assumptions about matters that are highly uncertain at the time the estimate is made, ii) different estimates could have reasonably been used, or iii) changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

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

At December 31, 2023, we had approximately $203.5 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $175.7 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2023.

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

There were no impairments of goodwill for the years ended December 31, 2023, 2022 and 2021.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption that the tax authority has full knowledge of all relevant facts regarding the position. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority. For tax positions not meeting the more likely than not test, no tax benefit is recorded. Based on our results for the year ended December 31, 2023, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $1.8 million.

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

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

Revenue

2023 and 2022

Revenue for the year ended December 31, 2023 increased by $1.3 billion, or 29.3%, compared to 2022. The increase was primarily due to growth in both our Energy and Utilities segments, and the acquisitions of PLH and B Comm in 2022.

2022 and 2021

Revenue for the year ended December 31, 2022 increased by $923.0 million, or 26.4%, compared to 2021. The increase was primarily due to growth in our Energy and Utilities segments, and the acquisitions of PLH and B Comm ($406.2 million combined) as described in the segment results below.

Gross Profit

2023 and 2022

For the year ended December 31, 2023, gross profit increased by $130.6 million, or 28.6%, compared to 2022. The increase was primarily due to an increase in revenue. Gross profit as a percentage of revenue remained consistent at 10.3% compared to the same period in 2022.

2022 and 2021

For the year ended December 31, 2022, gross profit increased by $40.2 million, or 9.7%, compared to 2021. The increase was primarily due to an increase in revenue and the acquisitions of PLH and B Comm ($46.4 million combined), partially offset by a decrease in margins. Gross profit as a percentage of revenue decreased to 10.3% from 11.9% in the same period in 2021 primarily as a result of negative gross margins experienced on pipeline projects in 2022, increased labor and fuel costs in our Utilities segment, and the favorable impact from the closeout of multiple pipeline projects in 2021, as more fully described in the segment results below.

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

2023 and 2022

SG&A expenses were $328.7 million for the year ended December 31, 2023, an increase of $47.2 million, or 16.7% compared to 2022, primarily due to higher incentive compensation costs associated with improved operational performance and increases in headcount from the acquisitions of PLH and B Comm. SG&A expense as a percentage of revenue for the year ended December 31, 2023 decreased to 5.8% compared to 6.4% for the year ended December 31, 2022, primarily due to increased revenue.

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

Transaction and related costs

2023 and 2022

Transaction and related costs for the year ended December 31, 2023 were $5.7 million, a decrease of $14.4 million or 71.7% compared to 2022. The decrease was due to professional fees paid to advisors for the acquisitions of B Comm and PLH in 2022.

2022 and 2021

Transaction and related costs for the year ended December 31, 2022 were $20.1 million, an increase of $3.7 million or 22.3% compared to 2021, primarily due to an increase in professional fees paid to advisors for the acquisitions of PLH and B Comm.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Consolidated Statements of Income for the year ended December 31, 2022. There were no such comparable transactions for the years ended December 31, 2023 and 2021.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Foreign exchange gain (loss), net	$1.2	$1.1	$(0.1)
Other income, net	1.6	2.1	0.3
Interest expense, net	(78.2)	(39.2)	(18.5)
Total other expense	$(75.4)	$(36.0)	$(18.3)

Interest expense, net for the year ended December 31, 2023 was $78.2 million compared to $39.2 million for the year ended December 31, 2022. The increase of $39.0 million was due primarily to higher average debt balances from the borrowings related to the PLH acquisition and higher average interest rates.

Interest expense, net for the year ended December 31, 2022 was $39.2 million compared to $18.5 million for the year ended December 31, 2021. The increase of $20.7 million was due primarily to higher average debt balances from the borrowings related to the PLH acquisition and a higher average interest rate.

The weighted average interest rate on total debt outstanding at December 31, 2023, 2022 and 2021 was 6.8%, 6.2% and 2.8%, respectively.

Provision for income taxes

Our provision for income taxes increased $25.3 million to $51.5 million for 2023 compared to 2022. The increase was primarily driven by the tax benefit recognized in 2022 for capital losses, the 2023 expiration of a temporary law which allowed full deductibility of per diem expenses in 2021 and 2022, and increased pre-tax profits subject to tax. The 2023 effective tax rate was 29%.

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

Segment Results

Utilities Segment

Revenue and gross profit for the Utilities segment for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023		2022		2021
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Utilities Segment
Revenue	$2,380.2		$2,024.3		$1,658.0
Gross profit	207.0	8.7%	210.7	10.4%	186.3	11.2%

2023 and 2022

Revenue increased by $355.9 million, or 17.6%, during 2023 compared to 2022. The increase is primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and communications markets.

Gross profit decreased $3.7 million, or 1.8%, during 2023 compared to 2022. The decrease is primarily due to a decrease in margins, partially offset by growth in revenue. Gross profit as a percentage of revenue decreased to 8.7% in 2023 compared to 10.4% in 2022 primarily due to productivity issues on some legacy PLH projects that are nearing completion, higher costs associated with a communication project in 2023, and a shift in revenue mix in 2023.

2022 and 2021

Revenue increased by $366.3 million, or 22.1%, during 2022 compared to 2021. The increase is primarily due to the acquisitions of PLH and B Comm ($260.7 million combined) in 2022 and increased activity across the power delivery and communications markets.

Gross profit increased $24.4 million, or 13.1%, during 2022 compared to 2021. The increase is primarily attributable to the incremental impact of the PLH and B Comm acquisitions ($26.2 million), partially offset by lower margins. Gross profit as a percentage of revenue decreased to 10.4% in 2022 compared to 11.2% in 2021 primarily due to increased fuel and labor costs from the inflationary environment we experienced in 2022. A substantial majority of the work done in our Utilities segment is performed over longer term MSA contracts. These MSA contracts generally have escalation provisions that allow us to adjust billing rates annually, but typically the annual adjustment is subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Due to the inflationary environment we experienced in 2022, our actual cost increases exceeded the contractual caps, and therefore negatively impacted gross margins. We were successful in renegotiating some of our major contracts to address the increased fuel and labor costs on future work and continue to address this with our utility customers.

Energy Segment

Revenue and gross profit for the Energy segment for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023		2022		2021
		% of		% of		% of
		Segment		Segment		Segment
	(Millions)	Revenue	(Millions)	Revenue	(Millions)	Revenue
Energy Segment
Revenue	$3,335.1		$2,396.3		$1,839.7
Gross profit	380.5	11.4%	246.2	10.3%	230.4	12.5%

2023 and 2022

Revenue increased by $938.8 million, or 39.2%, during 2023 compared to 2022, primarily due to increased renewable energy, industrial, and pipeline activity and the PLH acquisition.

Gross profit increased by $134.3 million, or 54.5% during 2023 compared to 2022, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.4% in 2023 compared to 10.3% in 2022, primarily due to significant growth in higher margin renewable energy work, strong performance on a pipeline project in the mid-Atlantic in 2023, higher costs on a separate pipeline project in the mid-Atlantic from unfavorable weather conditions experienced in 2022 and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

2022 and 2021

Revenue increased by $556.6 million, or 30.3%, during 2022 compared to 2021, due to increased renewable energy activity ($430.1 million), the PLH acquisition ($145.4 million), and increased activity on electric power plants and hydrogen plants, partially offset by the substantial completion of pipeline projects in 2021 and a decline in midstream pipeline market demand.

Gross profit increased by $15.8 million, or 6.8%, during 2022 compared to 2021, primarily due to higher revenue. Gross profit as a percentage of revenue decreased to 10.3% in 2022 compared to 12.5% in 2021, primarily due to the favorable impact from the closeout of multiple pipeline projects in 2021, higher costs on a project in the Mid-Atlantic from unfavorable weather conditions experienced in 2022 and lower than anticipated volumes in 2022, which lead to higher relative carrying costs for equipment and personnel. The decrease was partially offset by increased revenue on higher margin renewable energy projects in 2022 and higher costs associated with an LNG plant project in the Northeast in 2021.

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.6 million, and available borrowing capacity was $273.4 million.

In June 2023, we entered into an Accounts Receivable Facility (the “Facility”) with PNC Bank, National Association (“PNC”) to reduce interest costs and improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of December 31, 2023. As of December 31, 2023, we had $25.0 million in available capacity under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $217.8 million at December 31, 2023, compared to $248.7 million at December 31, 2022. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2023, we spent approximately $103.0 million for capital expenditures, which included $34.0 million for construction equipment. Capital expenditures are expected to total between $80.0 million and $100.0 million for 2024, which includes $20.0 million to $40.0 million for construction equipment.

Cash Flows

Cash flows during the years ended December 31, 2023, 2022 and 2021 are summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Change in cash:
Net cash provided by operating activities	$198.6	$83.3	$79.7
Net cash used in investing activities	(30.0)	(481.9)	(691.3)
Net cash (used in) provided by financing activities	(205.3)	452.0	485.8
Effect of exchange rate changes	1.3	(0.1)	0.5
Net change in cash, cash equivalents and restricted cash	$(35.4)	$53.3	$(125.3)

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$126.1	$133.0	$115.7
Depreciation and amortization	107.0	99.2	105.6
Gain on sale and leaseback transaction	—	(40.1)	—
Changes in assets and liabilities	(0.1)	(79.0)	(132.7)
Gain on sale of property and equipment	(48.1)	(31.9)	(15.9)
Other	13.6	2.1	7.0
Net cash provided by operating activities	$198.6	$83.3	$79.7

2023 and 2022

Net cash provided by operating activities for 2023 was $198.6 million, an increase of $115.3 million compared to 2022. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and the inclusion of $40.1 million of gain on a sale and leaseback transaction in 2022 net income.

The significant components of the $0.1 million change in assets and liabilities for the year ended December 31, 2023 are summarized as follows:

●	Contract assets increased by $229.8 million from December 31, 2022 primarily due to significant revenue growth in 2023;

●	Accounts receivable increased $16.9 million from December 31, 2022, which is net of the $75.0 million we received from the Accounts Receivable Securitization Facility;

●	Accounts payable increased $93.4 million from December 31, 2022 primarily due to increased revenue and the timing of payments to our vendors;

●	Contract liabilities increased $84.7 million, primarily due to higher deferred revenue; and

●	Other current assets decreased by $45.6 million primarily due to an income tax refund and the timing of prepaid material purchases.

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

Investing activities

Net cash used in investing activities was $30.0 million, $481.9 million, and $691.3 million in the years ended December 31, 2023, 2022 and 2021, respectively.

During 2023, we received $9.3 million from a net working capital true-up related to the PLH acquisition.

During 2022, we used $478.4 million for acquisitions, primarily for the acquisitions of PLH and B Comm.

During 2021, we used $607.0 million for the acquisition of FIH.

We purchased property and equipment for $103.0 million, $94.7 million and $133.8 million in the years ended December 31, 2023, 2022 and 2021, respectively, principally for our construction activities and facilities investment. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $63.7 million, $41.3 million and $49.5 million for 2023, 2022 and 2021, respectively. Additionally, we received net proceeds of $49.9 million from a sale and leaseback transaction of land and buildings during the year ended December 31, 2022.

Financing activities

Financing activities used cash of $205.3 million in 2023, which was primarily due to the following:

●	Net payments on our revolving credit facilities of $100.0 million; and
●	Payment of long-term debt of $97.0 million.

Financing activities provided cash of $452.0 million in 2022, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $432.9 million, net of debt issuance costs paid;
●	Net borrowings on our credit facilities of $100.0 million;
●	Proceeds from the issuance of debt secured by our equipment of $30.0 million;
●	Payment of long-term debt of $86.8 million; and
●	Dividend payments to our stockholders of $12.8 million.

Financing activities provided cash of $485.8 million in 2021, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $395.1 million, net of debt issuance costs paid;
●	Proceeds from the issuance of common stock $178.7 million;
●	Proceeds from the issuance of debt secured by our equipment of $61.7 million;

●	Payment of long-term debt of $113.9 million;
●	Purchase of common stock of $14.7 million; and
●	Dividend payments to our stockholders of $12.6 million.

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

In addition to the New Term Loan, the Amended Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.6 million, and available borrowing capacity was $273.4 million.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2023.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin which was 2.25% at December 31, 2023. The interest rate swap matures on January 31, 2025.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2023, commercial letters of credit outstanding were $0.9 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2023 was $13.1 million in Canadian dollars.

Contractual Obligations

As of December 31, 2023, we had $964.7 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2023 is as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$964.7	$72.9	$141.4	$743.3	$7.1
Interest on long-term debt (1)	225.4	64.0	122.3	38.6	0.5
Operating leases	406.6	112.8	171.5	97.8	24.5
	$1,596.7	$249.7	$435.1	$879.8	$32.1
Letters of credit	$52.3	$52.3	$—	$—	$—
(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2023, including the impact of our interest rate swap.

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

●	At December 31, 2023, we had letters of credit outstanding of $52.3 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and Canadian Credit Facility. If a beneficiary were to successfully draw on any letter of credit, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At December 31, 2023, we had bid and completion bonds issued and outstanding totaling approximately $5.9 billion. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion at December 31, 2023. We do not believe that it is likely that a material claim will be made under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Backlog

For infrastructure services contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and the estimated revenue on MSA work (“MSA Backlog”). We present two measures of backlog; one that includes Fixed Backlog and MSA Backlog for the next twelve months, and total backlog that includes all Fixed Backlog and MSA Backlog to the end of the MSA agreement. We do not consider renewals when estimating MSA Backlog. We do not include certain contracts in the calculation of fixed backlog where scope, and therefore contract value, is not adequately defined. We estimate MSA Backlog based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

Fixed and MSA Backlog by reporting segment for the periods ending December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023		December 31, 2022
	Next 12 Months	Total	Next 12 Months	Total	00
Utilities
Fixed Backlog	$96.3	$96.3	$183.3	$183.3
MSA Backlog	1,776.5	5,093.6	1,649.9	4,967.1
Backlog	$1,872.8	$5,189.9	$1,833.2	$5,150.4

Energy
Fixed Backlog	$2,599.0	$5,102.6	$1,920.8	$3,391.8
MSA Backlog	308.2	602.4	258.5	552.8
Backlog	$2,907.2	$5,705.0	$2,179.3	$3,944.6

Total
Fixed Backlog	$2,695.3	$5,198.9	$2,104.1	$3,575.1
MSA Backlog	2,084.7	5,696.0	1,908.4	5,519.9
Backlog	$4,780.0	$10,894.9	$4,012.5	$9,095.0

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2023, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2023, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2023, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2023, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K or set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2023 and 2022 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2023, 2022 and 2021.
2.	Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

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

Exhibit 10.9	2022 Primoris Services Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on May 9, 2022) (#)

Exhibit 10.10

Third Amended and Restated Credit Agreement by and among Primoris Services Corporation, CIBC Bank USA and the several other financial institutions party thereto. (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on August 1, 2022)

Exhibit 10.11	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 9, 2023).

Exhibit 10.12	John F. Moreno, Jr. Separation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 26, 2023).

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP, independent registered public accounting firm (*)

Exhibit No.	Description
Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 97	Dodd-Frank Compensation Recovery Policy (*)

Exhibit 101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

Exhibit 101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

Exhibit 101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

Exhibit 101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

Exhibit 101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
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

Primoris Services Corporation (Registrant)

Date:	February 26, 2024	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Michael E. Ching	Director
Michael E. Ching

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ Jose R. Rodriguez	Director
Jose R. Rodriguez

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:	/s/ Patricia K. Wagner	Director
Patricia K. Wagner

Date:	February 26, 2024

PRIMORIS SERVICES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Revenue Recognition – Estimated contract costs and variable consideration estimates: As described in Note 5 to the consolidated financial statements, for the year ended December 31, 2023, the Company’s consolidated revenue was $5,715 million, of which, $3,900 million was derived from contracts where scope was adequately defined, and was recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs at completion, and thus revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. Changes in these estimates could have a significant impact on the amount of revenue and profit recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Based on the significant judgment required by management and high degree of subjectivity involved in the determination of both total estimated costs at completion and variable consideration, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified auditing these estimates as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•	Tested the design and operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
•	Tested a selection of contracts where scope was adequately defined, including evaluating the reasonableness of the significant assumptions and judgments underlying the accounting for these selected contracts as follows:
o	Inquired with and inspected questionnaires prepared by project personnel to understand the status of the contract, changes from prior periods, key assumptions underlying the revenue and costs, and the existence of any claims or litigation and corroborating such information.
o	Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin at year end. We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost details with supporting third-party evidence.
o	Tested management’s estimation process by performing lookback analyses at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates.
o	Evaluated the appropriateness of the Company’s inclusion or exclusion of variable consideration from the work-in-process schedule in the selection of contracts.

/s/ Moss Adams LLP

Dallas, Texas

February 26, 2024

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$217,778	$248,692
Accounts receivable, net	685,439	663,119
Contract assets	846,176	616,224
Prepaid expenses and other current assets	135,840	176,350
Total current assets	1,885,233	1,704,385
Property and equipment, net	475,929	493,859
Operating lease assets	360,507	202,801
Intangible assets, net	227,561	249,381
Goodwill	857,650	871,808
Other long-term assets	20,547	21,786
Total assets	$3,827,427	$3,544,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628,962	$534,956
Contract liabilities	366,476	275,947
Accrued liabilities	263,492	245,837
Dividends payable	3,202	3,187
Current portion of long-term debt	72,903	78,137
Total current liabilities	1,335,035	1,138,064
Long-term debt, net of current portion	885,369	1,065,315
Noncurrent operating lease liabilities, net of current portion	263,454	130,787
Deferred tax liabilities	59,565	57,101
Other long-term liabilities	47,912	43,915
Total liabilities	2,591,335	2,435,182
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,366,327 and 53,124,899 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	275,846	263,771
Retained earnings	961,028	847,681
Accumulated other comprehensive income	(788)	(2,620)
Total stockholders’ equity	1,236,092	1,108,838
Total liabilities and stockholders’ equity	$3,827,427	$3,544,020

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$5,715,309	$4,420,599	$3,497,632
Cost of revenue	5,127,818	3,963,714	3,080,972
Gross profit	587,491	456,885	416,660
Selling, general and administrative expenses	328,733	281,577	230,110
Transaction and related costs	5,685	20,054	16,399
Gain on sale and leaseback transaction	—	(40,084)	—
Operating income	253,073	195,338	170,151
Other income (expense):
Foreign exchange gain (loss), net	1,163	1,088	(95)
Other income, net	1,604	2,072	299
Interest expense, net	(78,171)	(39,212)	(18,498)
Income before provision for income taxes	177,669	159,286	151,857
Provision for income taxes	(51,524)	(26,265)	(36,118)
Net income	126,145	133,021	115,739

Dividends per common share	$0.24	$0.24	$0.24

Earnings per share:
Basic	$2.37	$2.50	$2.19
Diluted	$2.33	$2.47	$2.17

Weighted average common shares outstanding:
Basic	53,297	53,200	52,674
Diluted	54,223	53,759	53,161

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$126,145	$133,021	$115,739
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,832	(3,318)	(260)
Comprehensive income	$127,977	$129,703	$115,479

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	48,110,442	$5	$89,098	$624,731	$958	$714,792
Net income	—	—	—	115,739	—	115,739
Foreign currency translation adjustments, net of tax	—	—	—	—	(260)	(260)
Issuance of shares, net of issuance costs	5,597,216	1	178,474	—	—	178,475
Conversion of Restricted Stock Units, net of shares withheld for taxes	122,690	—	(1,398)	—	—	(1,398)
Stock-based compensation	—	—	10,462	—	—	10,462
Dividend equivalent Units accrued - Restricted Stock Units	—	—	2	(2)	—	—
Purchase of stock	(635,763)	—	(14,720)	—	—	(14,720)
Distribution of noncontrolling entities	—	—	—	(165)	—	(165)
Dividends declared ($0.24 per share)	—	—	—	(12,870)	—	(12,870)
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433	$698	$990,055
Net income	—	—	—	133,021	—	133,021
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,318)	(3,318)
Issuance of shares	75,805	—	1,726	—	—	1,726
Conversion of Restricted Stock Units, net of shares withheld for taxes	131,709	—	(1,324)	—	—	(1,324)
Stock-based compensation	—	—	7,441	—	—	7,441
Purchase of stock	(277,200)	—	(5,990)	—	—	(5,990)
Dividends declared ($0.24 per share)	—	—	—	(12,773)	—	(12,773)
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681	$(2,620)	$1,108,838
Net income	—	—	—	126,145	—	126,145
Foreign currency translation adjustments, net of tax	—	—	—	—	1,832	1,832
Issuance of shares	72,823	—	1,978	—	—	1,978
Conversion of Restricted Stock Units, net of shares withheld for taxes	168,605	—	(1,736)	—	—	(1,736)
Stock-based compensation	—	—	11,833	—	—	11,833
Dividends declared ($0.24 per share)	—	—	—	(12,798)	—	(12,798)
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028	$(788)	$1,236,092

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$126,145	$133,021	$115,739
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	107,041	99,157	105,559
Stock-based compensation expense	11,833	7,441	10,462
Gain on sale of property and equipment	(48,104)	(31,890)	(15,921)
Gain on sale and leaseback transaction	—	(40,084)	—
Unrealized gain on interest rate swap	(397)	(5,581)	(4,859)
Other non-cash items	2,181	277	1,381
Changes in assets and liabilities:
Accounts receivable	(16,885)	(98,724)	10,540
Contract assets	(229,826)	(118,806)	(66,999)
Other current assets	45,578	(70,275)	(54,725)
Net deferred tax liabilities	29,429	14,695	25,564
Other long-term assets	459	932	(1,683)
Accounts payable	93,433	191,532	15,701
Contract liabilities	84,745	(7,869)	(29,111)
Operating lease assets and liabilities, net	(1,194)	(505)	(2,605)
Accrued liabilities	(6,832)	5,707	(24,700)
Other long-term liabilities	946	4,318	(4,596)
Net cash provided by operating activities	198,552	83,346	79,747
Cash flows from investing activities:
Purchase of property and equipment	(103,005)	(94,690)	(133,842)
Proceeds from sale of assets	63,695	41,302	49,548
Proceeds from sale and leaseback transaction, net of related expenses	—	49,887	—
Cash paid for acquisitions, net of cash and restricted cash acquired	9,300	(478,438)	(606,974)
Net cash used in investing activities	(30,010)	(481,939)	(691,268)
Cash flows from financing activities:
Borrowings under revolving lines of credit	440,223	188,560	100,000
Payments on revolving lines of credit	(540,223)	(88,560)	(100,000)
Proceeds from issuance of long-term debt	10,000	469,531	461,719
Payments on long-term debt	(96,987)	(86,769)	(113,851)
Proceeds from issuance of common stock	681	585	178,707
Debt issuance costs	—	(6,643)	(4,876)
Dividends paid	(12,783)	(12,778)	(12,565)
Purchase of common stock	—	(5,990)	(14,720)
Other	(6,190)	(5,893)	(8,681)
Net cash (used in) provided by financing activities	(205,279)	452,043	485,733
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,288	(102)	456
Net change in cash, cash equivalents and restricted cash	(35,449)	53,348	(125,332)
Cash, cash equivalents and restricted cash at beginning of the year	258,991	205,643	330,975
Cash, cash equivalents and restricted cash at end of the year	$223,542	$258,991	$205,643

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$82,264	$37,177	$22,224
Cash paid for income taxes, net of refunds received	5,072	3,574	39,256
Leased assets obtained in exchange for new operating leases	260,396	98,127	17,149

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2023	2022	2021
Dividends declared and not yet paid	$3,202	$3,187	$3,192

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of infrastructure services operating mainly in the United States and Canada. We provide a wide range of services, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our two segments.

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

The current reportable segments include the Utilities segment and the Energy segment, which is made up of our former Energy/Renewables and Pipeline segments. See Note 13 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Seasonality — Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform infrastructure services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

Variability — Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform large construction projects which tend not to be seasonal but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which was recorded as restricted cash at December 31, 2022. As of December 31, 2023, all of the restricted cash from the PLH acquisition had been released. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2023	2022	a	2021	2020
Cash and cash equivalents	$217,778	$248,692		$200,512	$326,744
Restricted cash included in prepaid expenses and other current assets	5,764	10,299		5,131	4,231
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$223,542	$258,991		$205,643	$330,975

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to reduce interest costs and improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. Fees associated with the Facility for the year ended December 31, 2023 were $1.9 million and are included in interest expense in the Consolidated Statement of Income.

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

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of December 31, 2023. The SPE owned $112.2 million of trade accounts receivable as of December 31, 2023, which are included in Accounts receivable, net on the Consolidated Balance Sheet. For the year ended December 31, 2023, we received $75.0 million in cash proceeds from the Facility, which are included in cash from operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2023, we had $25.0 million available capacity under the Facility.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2023 and 2022, we had cash balances of $217.8 million and $248.7 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 30.6% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2023. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages.

Multiemployer plans — Various subsidiaries are signatories to collective bargaining agreements. These agreements require that we participate in and contribute to a number of multiemployer benefit plans for our union employees at rates determined by the agreements. The trustees for each multiemployer plan determine the eligibility and allocations of contributions and benefit amounts, determine the types of benefits and administer the plan. If we were to withdraw from an agreement, we could incur a withdrawal obligation, and the potential withdrawal obligation may be significant. In accordance with GAAP, any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated.

Insurance—We self-insure worker’s compensation and general liability up to $0.5 million per claim. We maintained a self-insurance reserve totaling $47.6 million and $45.7 million at December 31, 2023 and 2022, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

Derivative instruments and hedging activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Our use of derivatives currently consists of interest rate swap agreements. The interest rate swap agreements were entered into to improve the predictability of cash flows from interest payments related to variable rate debt for the duration of the term loan and is not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2023 and 2022 was $1.5 million and $2.0 million, respectively.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2023, certain contracts had revisions in cost estimates from those projected at December 31, 2022. This change in estimate resulted in a decrease in net income of $15.0 million, or $0.28 per share (basic and diluted) for the year ended December 31, 2023.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 40.0% to 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2023, 2022 and 2021, approximately 41.1%, 46.1% and 42.9%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2023, 2022 and 2021, our management has not identified any material impairment of its property and equipment.

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

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Equity Incentive Plan (“2013 Equity Plan”). Detailed discussion of shares issued under the 2013 Equity Plan are included in Note 16 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 19—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

In May 2023, the shareholders approved and we adopted the Primoris Services Corporation 2023 Equity Incentive Plan (“2023 Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 16 — “Deferred Compensation Agreements and Stock-Based Compensation” and in Note 19—“Stockholders’ Equity”. Such share issuances include grants of RSUs and PSUs to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

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

In November 2023, the FASB issued ASU No.2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which changes the accounting and reporting of segment disclosure requirements primarily through enhanced disclosure about significant segment expenses in accordance with FASB Accounting Standards Codification 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively on or after the effective date. We adopted the new standard on January 1, 2024, on a prospective basis and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. We do not expect the adoption of this new standard in 2025 to have an impact on our consolidated financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2023:
Cash and cash equivalents	$217,778	$—	$—
Interest rate swap	—	1,633	—
Liabilities as of December 31, 2023:
Contingent consideration	—	—	—

Assets as of December 31, 2022:
Cash and cash equivalents	248,692	—	—
Interest rate swap	—	1,235	—
Liabilities as of December 31, 2022:
Contingent consideration	$—	$—	$925

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

The March 1, 2022 acquisition of Alberta Screw Piles, Ltd. (“ASP”) (as discussed in Note 4 – “Business Combinations”) includes an earnout of up to $3.2 million, contingent upon meeting certain performance targets over the one-year periods ending March 1, 2023 and March 1, 2024, respectively. The estimated fair value of the contingent consideration on the acquisition date was $2.8 million. Under ASC 805, “Business Combinations” (“ASC 805”), we are required to estimate the fair value of contingent consideration based on facts and circumstances that existed as of the acquisition date and remeasure to fair value at each reporting date until the contingency is resolved. As a result of that remeasurement, we reduced the fair value of the contingent consideration in 2023 related to the ASP performance target contemplated in their purchase agreement and decreased the liability by $0.9 million with a corresponding increase in non-operating income.

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

The intangible assets acquired with the PLH acquisition consisted of Customer relationships of $77.3 million and Tradenames of $11.6 million. The Customer relationships and Tradenames are being amortized over a weighted average useful life of 15 years and 1.9 years, respectively. For the period from August 1, 2022, the acquisition date, to December 31, 2022, PLH contributed revenue of $367.9 million and gross profit of $38.2 million. It is impractical to segregate and identify revenue and gross profit for PLH in 2023 as we have integrated PLH into our existing operations.

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

During the first quarter of 2023, we finalized the estimate of fair values of the assets acquired and liabilities assumed of ASP. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date consisted of $2.6 million of fixed assets and working capital, and $4.8 million of goodwill. We incorporated the operations of ASP into our Energy segment. Goodwill associated with the ASP acquisition principally consists of the value of the assembled workforce. Based on the current Canadian tax treatment, goodwill is expected to be deductible at a rate of 5% per year.

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

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2023, 2022, and 2021, $3.9 billion, $2.7 billion, and $2.1 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of December 31, 2023, we had $5.4 billion of remaining performance obligations. We expect to recognize approximately 53.9% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation, politics and pandemics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the years ended December 31, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was $1.2 million and $3.3 million, respectively. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2023, we had approximately $203.5 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $175.7 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2023.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Unbilled revenue	$604,166	$420,511	$283,767
Retention receivable	202,358	174,149	124,990
Contract materials (not yet installed)	39,652	21,564	14,902
	$846,176	$616,224	$423,659

Contract assets increased by $230.0 million compared to December 31, 2022 primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Deferred revenue	$363,159	$269,853	$234,352
Accrued loss provision	3,317	6,094	6,060
	$366,476	$275,947	$240,412

Contract liabilities increased by $90.5 million compared to December 31, 2022 due to increased deferred revenue.

Revenue recognized for the years ended December 31, 2023 and 2022, that was included in the contract liability balance at the beginning of each year was approximately $232.9 million and $220.9 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2023
Segment	MSA	Non-MSA	Total
Utilities	$1,809,349	$570,881	$2,380,230
Energy	289,948	3,045,131	3,335,079
Total	$2,099,297	$3,616,012	$5,715,309

	For the year ended December 31, 2022
Segment	MSA	Non-MSA	Total
Utilities	$1,691,571	$332,736	$2,024,307
Energy	331,416	2,064,876	2,396,292
Total	$2,022,987	$2,397,612	$4,420,599

	For the year ended December 31, 2021
Segment	MSA	Non-MSA	Total
Utilities	$1,364,995	$292,962	$1,657,957
Energy	238,854	1,600,821	1,839,675
Total	$1,603,849	$1,893,783	$3,497,632

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$391,882	$1,472,815	$515,533	$2,380,230
Energy	2,230,905	583,876	520,298	3,335,079
Total	$2,622,787	$2,056,691	$1,035,831	$5,715,309
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$192,991	1,327,379	$503,937	$2,024,307
Energy	1,695,802	407,067	293,423	2,396,292
Total	$1,888,793	$1,734,446	$797,360	$4,420,599
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2021
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$125,640	$1,146,316	$386,001	$1,657,957
Energy	1,127,988	310,974	400,713	1,839,675
Total	$1,253,628	$1,457,290	$786,714	$3,497,632
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	December 31,
	2023	2022	Useful Life
Land and buildings	$168,788	$154,596	Buildings 30 Years
Leasehold improvements	22,864	21,349	Various*
Office equipment	26,470	23,659	3 - 5 Years
Construction equipment	664,838	717,419	3 - 10 Years
Solar equipment	23,552	23,552	25 years
Construction in progress	38,669	26,145
	945,181	966,720
Less: accumulated depreciation and amortization	(469,252)	(472,861)
Property and equipment, net	$475,929	$493,859

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $85.2 million, $78.2 million and $87.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2023 and 2022 was as follows (in thousands):

	Utilities	Energy	Total
Balance at December 31, 2021	462,905	118,759	581,664
Goodwill acquired during the period	253,379	36,765	290,144
Balance at December 31, 2022	716,284	155,524	871,808
Goodwill adjustments during the period	(12,822)	(1,336)	(14,158)
Balance at December 31, 2023	$703,462	$154,188	$857,650

There were no impairments of goodwill for the years ended December 31, 2023, 2022 and 2021.

The table below summarizes the intangible asset categories, which are generally amortized on a straight-line basis (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$32,820	(29,399)	3,421	$32,820	$(25,611)	$7,209
Customer relationships	301,927	(77,787)	224,140	301,927	(59,755)	242,172
Total	$334,747	$(107,186)	$227,561	$334,747	$(85,366)	$249,381

Amortization expense of intangible assets was $21.8 million, $20.9 million and $18.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2023 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2024	$19,701
2025	17,661
2026	16,141
2027	15,604
2028	14,381
Thereafter	144,073
$227,561

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2023 and 2022, accounts payable included retention amounts of approximately $24.7 million and $21.5 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,	December 31,
	2023	2022
Payroll and related employee benefits	$108,618	$114,053
Current operating lease liability	96,411	72,565
Casualty insurance reserves	18,015	19,935
Corporate income taxes and other taxes	14,203	16,213
Other	26,245	23,071
	$263,492	$245,837

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31, 2023 (in thousands):

	December 31,	December 31,
	2023	2022
Term loan	$874,128	$933,188
Revolving credit facility	—	100,000
Commercial equipment notes	71,004	98,064
Mortgage notes	19,615	20,483
Total debt	964,747	1,151,735
Unamortized debt issuance costs	(6,475)	(8,283)
Total debt, net	$958,272	$1,143,452
Less: current portion	(72,903)	(78,137)
Long-term debt, net of current portion	$885,369	$1,065,315

The weighted average interest rate on total debt outstanding at December 31, 2023 and 2022 was 6.8% and 6.2%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2024	$72,903
2025	75,545
2026	65,847
2027	734,485
2028	8,847
Thereafter	7,120
$964,747

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2023, interest rates ranged from 1.60% to 6.28% per annum and maturity dates range from April 2024 through February 2027. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2023, interest rates ranged from 4.21% to 4.50% per annum and maturity dates range from January 2025 through October 2030. These notes are secured by certain real estate.

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

In addition to the New Term Loan, the Amended Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2023, commercial letters of credit outstanding were $51.6 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $273.4 million at December 31, 2023.

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

We were in compliance with the covenants for the Amended Credit Agreement at December 31, 2023.

On September 13, 2018, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on 75% of the debt outstanding under our Term Loan from variable LIBOR to a fixed rate of 2.89% per annum, in each case plus an applicable margin. The interest rate swap matured on July 10, 2023. See Note 10 – “Derivative Instruments”.

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our New Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin which was 2.25% at December 31, 2023. The interest rate swap matures on January 31, 2025. See Note 10 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2023, commercial letters of credit outstanding were $0.9 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2023, was $13.1 million in Canadian dollars.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million. The notional amount of the swap was adjusted down each quarter by a portion of the required principal payments made on the Term Loan. On January 31, 2023, we entered into a second interest rate swap agreement with a notional amount of $300.0 million. Neither swap was designated as a hedge for accounting purposes. The swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of December 31, 2023, and December 31, 2022, our outstanding interest rate swap agreements contained a notional amount of $300.0 million and $121.7 million, respectively, with $115.5 million that matured on July 10, 2023, and $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2023	2022
Interest rate swap	Other current assets	$—	$1,235
Interest rate swap	Other long-term assets	1,633	—

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of Gain	Year Ended December 31,
	Recognized on Derivatives	2023	2022	2021
Interest rate swap	Interest expense, net	$5,335	$4,078	$838

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

Our leases have remaining lease terms that expire at various dates through 2034, some of which may include options to extend the leases for up to 5 years. The exercise of lease extensions is at our sole discretion. Periodically, we sublease excess facility space, but any sublease income is generally not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense (1)	$112,170	$76,761	$80,974

________________________________________

(1)	Includes short-term leases, which are immaterial.

Our operating lease liabilities are reported on the Consolidated Balance Sheet as follows (in thousands):

	December 31,	December 31,
	2023	2022
Accrued liabilities	$96,411	$72,565
Noncurrent operating lease liabilities, net of current portion	263,454	130,787
	$359,865	$203,352

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):.

Future Minimum
For the Years Ending December 31,	Lease Payments
2024	$112,768
2025	91,001
2026	80,453
2027	60,703
2028	37,136
Thereafter	24,501
Total lease payments	$406,562
Less imputed interest	(46,697)
Total	$359,865

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$109,430	$76,313
Weighted-average remaining lease term on operating leases (years)	4.44	4.07
Weighted-average discount rate on operating leases	5.64%	3.71%

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

Bonding—As of December 31, 2023 and 2022, we had bid and completion bonds issued and outstanding totaling approximately $5.9 billion and $4.3 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion and $1.7 billion, respectively.

Note 13—Reportable Segments

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

The current reportable segments include the Utilities segment and the Energy segment, which is made up of our former Energy/Renewables and Pipeline segments.

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

Segment Revenue

Revenue by segment for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	For the year ended December 31,
	2023		2022		2021
		% of		% of		% of
		Total		Total		Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Utilities	$2,380,230	41.6%	$2,024,307	45.8%	$1,657,957	47.4%
Energy	3,335,079	58.4%	2,396,292	54.2%	1,839,675	52.6%
Total	$5,715,309	100.0%	$4,420,599	100.0%	$3,497,632	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	For the year ended December 31,
	2023		2022		2021
		% of		% of		% of
		Segment		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$206,992	8.7%	$210,672	10.4%	$186,287	11.2%
Energy	380,499	11.4%	246,213	10.3%	230,373	12.5%
Total	$587,491	10.3%	$456,885	10.3%	$416,660	11.9%

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.8%, 6.7% and 4.5% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, approximately 3.9% and 4.2%, respectively of total assets were located outside of the United States.

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

We contributed $62.2 million, $46.2 million, and $39.7 million, to multiemployer pension plans for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were charged to the related construction contracts in process. Contributions during 2023 were higher than 2022 as a result of a greater number of man-hours worked by our union labor and the acquisition of PLH.

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

During the last three years, we made annual contributions to 50 pension plans. Based upon the most recent and available plan financial information, we made contributions to the Construction Laborers Pension Trust for Southern California, the Pipeline Industry Benefit Fund, the Southern California Pipe Trades Trust Funds and the Minnesota Laborers Pension Fund that represented more than 5% of the plan’s total contributions for the 2023 plan year. None of the other significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2023, 2022 and 2021.

Our participation in significant plans for the years ended December 31, 2023, 2022 and 2021 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Thousands)
Pension Fund Name	Number	2023	2022	Implemented	Imposed	Date	2023	2022	2021

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2023	Green as of January 31, 2022	No	No	6/4/2026	$6,150	$5,592	$4,985

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2023	Green as of May 31, 2022	No	No	6/30/2027	5,198	3,699	3,943

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2022	Green as of December 31, 2021	No	No	6/30/2026	5,162	3,595	3,254

Operating Engineer Trust Funds	95-6032478/001	Yellow as of June 30, 2023	Yellow as of June 30, 2022	No	No	6/30/2025	4,856	1,973	1,794

Pipeline Industry Benefit Fund	73-6146433/001	Green as of December 31, 2022	Green as of December 31, 2021	No	No	6/1/2023	4,363	495	496

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2022	Green as of December 31, 2021	No	No	8/31/2026	4,290	3,268	3,456

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2022	Green as of December 31, 2021	No	No	6/1/2025	3,579	3,749	3,299

				Contributions to significant plans			33,598	22,371	21,227
				Contributions to other multiemployer plans			28,637	23,792	18,443

				Total contributions made			$62,235	$46,163	$39,670

Note 15—Employee Benefit Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2021 through 2023. Matching contributions to all defined contribution plans for the years ended December 31, 2023, 2022 and 2021 were $16.4 million, $16.6 million, and $11.6 million, respectively. The increase in matching contributions in 2023 and 2022 is primarily due to an increase in headcount from the PLH acquisition. We have no other post-retirement benefits.

Deferred Compensation Plan—In 2023, we adopted a non-qualified deferred compensation plan under which eligible directors and key employees may defer their receipt of certain cash compensation. This plan is an unfunded and unsecured compensation arrangement. Individuals participating in the plan may allocate deferred cash amounts among a group of notional accounts that mirror the gains and losses of various investment alternatives. Generally, participants receive distributions of deferred balances based on predetermined payout schedules or other events.

The plan covering key employees provides for employer matching contributions for certain officers and employees whose benefits under the 401(k) plan are limited by federal tax law. Contributions vest immediately provided that vesting accelerates upon a change in control or the participant’s death or retirement. Any matching and discretionary employer contributions, whether vested or not, are forfeited upon a participant’s termination of employment for cause or upon the participant engaging in competition with Primoris or any of its affiliates.

As of December 31, 2023, the deferred compensation liability under our deferred compensation plan was $0.3 million, which was included in “Other Long-term Liabilities” in the accompanying Consolidated Balance Sheet. To provide for future obligations related to these deferred compensation plans, we have invested in corporate-owned life insurance (“COLI”) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 31, 2023, the fair market was $0.3 million, which was included in “Other Long-term Assets” in the accompanying Consolidated Balance Sheet.

Note 16—Stock-Based Compensation

We maintain two equity compensation plans under which stock-based compensation has been granted, the 2013 Equity Plan and the 2023 Equity Plan. Upon the adoption of the 2023 Equity Plan, awards were no longer granted under the 2013 Equity Plan. The 2023 Equity Plan permits the granting of up to 6.5 million shares to executives, directors and certain senior managers. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. As of December 31, 2023, there were 6.2 million shares of common stock remaining available for grant under the 2023 Equity Plan.

Under guidance of ASC 718, “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We settle the vesting of RSUs and PSUs through the issuance of new shares of common stock. Forfeitures of stock-based awards are recognized as they occur.

Restricted Stock Units

We grant time-vested stock awards in the form of restricted stock units. The fair value of the RSUs is based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the RSUs is amortized using the straight-line method over the service period. Time-vested stock awards granted to eligible employees in 2023 vest 25% in year one, 25% in year two, and 50% in year three.

The table below presents RSU activity for 2023:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	604,787	$27.88
Granted	355,644	27.83
Vested	(232,319)	26.91
Forfeited	(35,397)	28.61
Balance at December 31, 2023	692,715	28.14

During 2022, 269,324 RSUs were granted with a weighted-average grant date fair value per unit of $25.22. The total fair value of RSUs that vested during 2023, 2022 and 2021 was $6.5 million, $4.5 million and $4.6 million, respectively. At December 31, 2023, approximately $10.1 million of unrecognized compensation expense remains for the RSUs, which will be recognized over a weighted average period of 1.92 years.

Performance Stock Units

Shares of our common stock may be earned based on our performance compared to defined metrics. The number of shares earned under a performance award can vary from zero to 200% of the target shares awarded, based upon our performance compared to the metrics. The metrics used for the grant are determined by the Compensation Committee of the Board of Directors and may be either based on internal measures such as our financial performance compared to target or on a market-based metric such as our stock performance compared to a peer group. Performance awards vest over three years based upon attainment of at least the minimum stated performance targets and minimum service requirements. For performance awards, we recognize stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the PSUs is amortized using the straight-line method over the service period. We adjust the stock-based compensation expense related to internal metric-based performance awards according to our determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.

The table below presents PSU activity for 2023:

Nonvested PSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	394,393	27.50
Vested	—	—
Forfeited	(59,455)	27.50
Balance at December 31, 2023	334,938	27.50

At December 31, 2023, approximately $6.6 million of unrecognized compensation expense remains for the PSUs, which will be recognized over a weighted average period of 2.17 years.

Stock-based Compensation Expense

For the years ended December 31, 2023, 2022 and 2021, we recognized $11.8 million, $7.4 million, and $10.5 million, respectively, in compensation expense for both RSUs and PSUs.

Note 17—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$158,137	$133,564	$140,307
Foreign	19,532	25,722	11,550
Total	$177,669	$159,286	$151,857

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$11,337	$5,412	$3,678
State	7,124	2,117	4,471
Foreign	3,705	4,041	2,405
	22,166	11,570	10,554
Deferred provision (benefit)
Federal	28,634	12,645	22,607
State	1,412	(428)	2,372
Foreign	(688)	2,478	585
	29,358	14,695	25,564

Total	$51,524	$26,265	$36,118

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax impact	3.8	0.8	3.9
Tax credits	(0.7)	(1.9)	(1.1)
Income taxed at rates greater than U.S.	0.2	0.6	0.2
Nondeductible meals & entertainment	3.6	0.5	0.2
Nondeductible compensation	0.7	0.4	0.3
Capital loss utilization - release of valuation allowance	0.0	(5.8)	0.0
Other items	0.4	0.9	(0.7)
Effective tax rate	29.0%	16.5%	23.8%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 23%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2020 through 2023.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued compensation	$12,044	$9,685
Accrued workers compensation	3,103	2,949
Net operating losses	41,819	46,843
Disallowed interest	8,227	4,439
Lease liabilities	72,363	36,372
Insurance reserves	6,430	5,200
Loss reserves	1,309	1,555
Tax credits	748	1,069
Capitalized research	11,522	5,127
Other	315	1,446
Total deferred tax assets	157,880	114,685
Deferred tax liabilities
Depreciation and amortization	(130,051)	(119,081)
Prepaid expenses and other	(3,672)	(2,760)
Lease assets	(73,516)	(36,865)
Total deferred tax liabilities	(207,239)	(158,706)

Valuation allowance	(10,206)	(13,080)

Net deferred tax liabilities	$(59,565)	$(57,101)

As of December 31, 2023, we have recorded a deferred tax asset of $41.8 million reflecting the tax benefit of approximately $531.7 million of federal and state income tax net operating loss carryforwards, some of which were acquired in the acquisitions of PLH and other companies. Our tax credits of $0.7 million generally expire between 10 and 20 years after they are generated. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the losses were incurred.

The valuation allowances for deferred income tax assets at December 31, 2023 and 2022 were $10.2 million and $13.1 million, respectively. The $2.9 million decrease in valuation allowances during 2023 was primarily due to finalizing the fair value of acquired PLH state net operating losses in the second quarter of 2023. These remaining valuation allowances primarily relate to state net operating loss carryforwards established due to uncertainty in Primoris’ outlook as to the amount of future taxable income required in particular tax jurisdictions in order to utilize certain tax losses, considering also the tax regulations which limit the annual utilization of acquired losses. Primoris believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$10,196	$1,337	$1,553
Increases in balances for tax positions taken during the current year	120	120	288
(Decreases) increases in balances for tax positions taken during prior years	(687)	9,204	83
Settlements and effective settlements with tax authorities	—	—	(416)
Lapse of statute of limitations	(412)	(465)	(171)
Total	$9,217	$10,196	$1,337

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense, which were not material for the three years presented.

We believe it is reasonably possible that decreases of up to $0.3 million of unrecognized tax benefits could occur in the next twelve months due to the expiration of statutes of limitation and settlements with tax authorities.

Our federal income tax returns are generally no longer subject to examination for tax years before 2020. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2018.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic. We deferred approximately $42.0 million of FICA tax payments during part of 2020 as allowed under the CARES Act. The unpaid deferral was $21.7 million at December 31, 2022, and was included in Accrued liabilities on our Consolidated Balance Sheet. We paid all remaining payments to the U.S. Treasury on January 3, 2023.

ASU No. 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, requires certain unrecognized tax benefits to be shown as a reduction to another asset or liability. Accordingly, this resulted in a decrease to the December 31, 2022, income tax receivable of $6.3 million.

Note 18—Dividends and Earnings Per Share

We have declared cash dividends during 2021, 2022 and 2023 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 19, 2021	March 31, 2021	April 15, 2021	0.06
May 4, 2021	June 30, 2021	July 15, 2021	0.06
August 3, 2021	September 30, 2021	October 15, 2021	0.06
November 3, 2021	December 31, 2021	January 14, 2022	0.06
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$126,145	$133,021	$115,739

Denominator:
Weighted average shares for computation of basic earnings per share:	53,297	53,200	52,674
Dilutive effect of stock-based awards	926	559	487
Weighted average shares for computation of diluted earnings per share	54,223	53,759	53,161

Earnings per share:
Basic	$2.37	$2.50	$2.19
Diluted	$2.33	$2.47	$2.17

Note 19—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. No shares of Preferred Stock were outstanding at December 31, 2023 and 2022.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 53,366,327 and 53,124,899 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

We issued 21,245 shares of common stock in 2023, 23,782 shares of common stock in 2022, and 25,987 shares of common stock in 2021 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.3 million in 2023, $0.6 million in 2022, and $0.5 million in 2021. Our LTR Plan for managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2023, 2022 and 2021 were for bonus amounts earned in 2022, 2021 and 2020 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31, 2023, 2022, and 2021, we issued 39,040, 42,080, and 32,920 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

During the years ended December 31, 2023, 2022, and 2021 168,605, 131,709, and 122,690 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

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

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”) for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. In 2023, 12,538 shares were purchased at an average price of $25.85 per share. In 2022, 9,943 shares were purchased at an average purchase price of $17.44 per share.

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

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the year ended December 31, 2023 we did not purchase any shares of common stock. During the year ended December 31, 2022, we purchased and cancelled 277,200 shares of common stock, which in the aggregate equaled $6.0 million at an average share price of $21.61. During the year ended December 31, 2021, we purchased and cancelled 635,763 shares of common stock, which in the aggregate equaled $14.7 million at an average share price of $23.15. In November 2023, the Board of Directors replenished the limit to $25.0 million and extended the program to December 31, 2024.

Note 20—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2023
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,256,896	$1,413,377	$1,529,486	$1,515,550
Gross profit	99,732	157,264	173,895	156,600
Net income	1,310	39,032	48,144	37,659

Earnings per share:
Basic earnings per share	$0.02	$0.73	$0.90	$0.71
Diluted earnings per share	0.02	0.72	0.89	0.69

Weighted average shares outstanding
Basic	53,184	53,301	53,339	53,360
Diluted	53,944	54,324	54,351	54,385

	Year Ended December 31, 2022
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$784,384	$1,022,948	$1,284,128	$1,329,139
Gross profit	56,486	92,109	154,907	153,383
Net (loss) income	(1,674)	50,154	43,040	41,501

Earnings per share:
Basic (loss) earnings per share	$(0.03)	$0.94	$0.81	$0.78
Diluted (loss) earnings per share	(0.03)	0.93	0.80	0.77

Weighted average shares outstanding
Basic	53,240	53,263	53,181	53,120
Diluted	53,240	53,852	53,748	53,711