Form 10-Q
period 2024-03-31
Primoris Services Corp
filed 2024-05-09
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

On May 6, 2024, 53,640,127 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$177,600	$217,778
Accounts receivable, net	811,945	685,439
Contract assets	871,911	846,176
Prepaid expenses and other current assets	138,027	135,840
Total current assets	1,999,483	1,885,233
Property and equipment, net	462,992	475,929
Operating lease assets	393,879	360,507
Intangible assets, net	222,369	227,561
Goodwill	857,650	857,650
Other long-term assets	18,074	20,547
Total assets	$3,954,447	$3,827,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$632,452	$628,962
Contract liabilities	440,180	366,476
Accrued liabilities	283,006	263,492
Dividends payable	3,222	3,202
Current portion of long-term debt	89,530	72,903
Total current liabilities	1,448,390	1,335,035
Long-term debt, net of current portion	862,216	885,369
Noncurrent operating lease liabilities, net of current portion	287,024	263,454
Deferred tax liabilities	59,482	59,565
Other long-term liabilities	47,930	47,912
Total liabilities	2,705,042	2,591,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,630,490 and 53,366,327 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	274,711	275,846
Retained earnings	976,749	961,028
Accumulated other comprehensive income	(2,061)	(788)
Total stockholders’ equity	1,249,405	1,236,092
Total liabilities and stockholders’ equity	$3,954,447	$3,827,427

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$1,412,707	$1,256,896
Cost of revenue	1,279,331	1,157,164
Gross profit	133,376	99,732
Selling, general and administrative expenses	88,588	78,009
Transaction and related costs	550	2,695
Operating income	44,238	19,028
Other income (expense):
Foreign exchange gain, net	560	926
Other (expense) income, net	(126)	331
Interest expense, net	(17,992)	(18,465)
Income before provision for income taxes	26,680	1,820
Provision for income taxes	(7,737)	(510)
Net income	18,943	1,310

Dividends per common share	$0.06	$0.06

Earnings per share:
Basic	$0.35	$0.02
Diluted	$0.35	$0.02

Weighted average common shares outstanding:
Basic	53,490	53,184
Diluted	54,414	53,944

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$18,943	$1,310
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,273)	115
Comprehensive income	$17,670	$1,425

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028		$(788)	$1,236,092
Net income	—	—	—	18,943		—	18,943
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,273)	(1,273)
Issuance of shares	28,444	—	1,098	—		—	1,098
Conversion of stock based awards, net of shares withheld for taxes	235,719	—	(4,639)	—		—	(4,639)
Stock-based compensation	—	—	2,406	—		—	2,406
Dividends declared ($0.06 per share)	—	—	—	(3,222)		—	(3,222)
Balance, March 31, 2024	53,630,490	$6	$274,711	$976,749		$(2,061)	$1,249,405

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)		$1,108,838
Net income	—	—	—	1,310		—		1,310
Foreign currency translation adjustments, net of tax	—	—	—	—		115		115
Issuance of shares	39,685	—	1,006	—		—		1,006
Conversion of stock based awards, net of shares withheld for taxes	118,052	—	(1,339)	—		—		(1,339)
Stock-based compensation	—	—	2,379	—		—		2,379
Dividends declared ($0.06 per share)	—	—	—	(3,196)		—		(3,196)
Balance, March 31, 2023	53,282,636	$6	$265,817	$845,795		$(2,505)		$1,109,113

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,943	$1,310
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation and amortization	24,581	27,733
Stock-based compensation expense	2,406	2,379
Gain on sale of property and equipment	(9,141)	(5,798)
Unrealized (gain) loss on interest rate swap	(662)	469
Other non-cash items	2,149	491
Changes in assets and liabilities:
Accounts receivable	(129,344)	(71,939)
Contract assets	(26,511)	(82,783)
Other current assets	562	29,836
Other long-term assets	(650)	148
Accounts payable	4,022	26,282
Contract liabilities	73,710	(12,000)
Operating lease assets and liabilities, net	(5,530)	(1,263)
Accrued liabilities	14,841	(30,565)
Other long-term liabilities	2,160	363
Net cash used in operating activities	(28,464)	(115,337)
Cash flows from investing activities:
Purchase of property and equipment	(10,434)	(13,847)
Proceeds from sale of assets	14,621	7,377
Net cash provided by (used in) investing activities	4,187	(6,470)
Cash flows from financing activities:
Borrowings under revolving lines of credit	—	75,000
Payments on revolving lines of credit	—	(75,000)
Payments on long-term debt	(6,978)	(31,511)
Proceeds from issuance of common stock	620	489
Payments related to tax withholding for stock-based compensation	(4,639)	(1,339)
Dividends paid	(3,202)	(3,187)
Other	(907)	(1,053)
Net cash used in financing activities	(15,106)	(36,601)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(314)	(79)
Net change in cash, cash equivalents and restricted cash	(39,697)	(158,487)
Cash, cash equivalents and restricted cash at beginning of the period	223,542	258,991
Cash, cash equivalents and restricted cash at end of the period	$183,845	$100,504

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$6,830	$17,368
Cash paid for income taxes, net of refunds received	(24)	(16,622)
Leased assets obtained in exchange for new operating leases	60,127	33,281

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2024	2023
Dividends declared and not yet paid	$3,222	$3,196

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our two segments.

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

Reportable Segments — The current reportable segments include the Utilities segment and the Energy segment. See Note 14 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 27, 2024, which contains our audited consolidated financial statements for the year ended December 31, 2023, have been omitted.

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

	March 31,
	2024	2023
Cash and cash equivalents	$177,600	$94,756
Restricted cash included in prepaid expenses and other current assets	6,245	5,748
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$183,845	$100,504

	December 31,
	2023	2022
Cash and cash equivalents	$217,778	$248,692
Restricted cash included in prepaid expense and other current assets	5,764	10,299
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$223,542	$258,991

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. Fees associated with the Facility for the three months ended March 31, 2024 were $1.3 million and are included in interest expense in the Condensed Consolidated Statements of Income.

Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. The SPE transfers ownership and control of qualifying accounts receivable to PNC up to the maximum purchase commitment. We and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and derecognize the trade accounts receivable from our Condensed Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $85.0 million as of March 31, 2024. The SPE owned $230.5 million of trade accounts receivable as of March 31, 2024, which are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, we received $10.0 million in cash proceeds from the Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2024, we had $15.0 million available capacity under the Facility.

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

For the three months ended March 31, 2024 and 2023, approximately 46.4% and 42.3%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which changes the accounting and reporting of segment disclosure requirements primarily through enhanced disclosure about significant segment expenses in accordance with FASB Accounting Standards Codification 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively on or after the effective date. We adopted the new standard on January 1, 2024, on a prospective basis. This ASU will likely result in us including additional required disclosures in the financial statement footnotes in our annual report on form 10-K commencing with the year ending December 31, 2024 but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. We do not expect the adoption of this new standard in 2025 to have an impact on our consolidated financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2024:
Cash and cash equivalents	$177,600	$—	$—
Interest rate swap	—	2,294	—

Assets as of December 31, 2023:
Cash and cash equivalents	217,778	—	—
Interest rate swap	—	1,633	—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

The interest rate swaps are measured at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. See Note 8 – “Derivative Instruments” for additional information.

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the three months ended March 31, 2024 and 2023, $1,103.4 million, and $871.8 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of March 31, 2024, we had $5.1 billion of remaining performance obligations. We expect to recognize 56.2% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2024, revenue recognized related to performance obligations satisfied in previous periods was $3.9 million. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At March 31, 2024, we had approximately $188.8 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $170.0 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2024.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Unbilled revenue	$626,734	$604,166
Retention receivable	202,875	202,358
Contract materials (not yet installed)	42,302	39,652
	$871,911	$846,176

Contract assets increased by $25.7 million compared to December 31, 2023, primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Deferred revenue	$438,616	$363,159
Accrued loss provision	1,564	3,317
	$440,180	$366,476

Contract liabilities increased by $73.7 million compared to December 31, 2023, due to higher deferred revenue.

Revenue recognized for the three months ended March 31, 2024, that was included in the contract liability balance at December 31, 2023, was approximately $233.1 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2024
Segment	MSA	Non-MSA	Total
Utilities	$383,633	$107,177	$490,810
Energy	93,925	895,107	989,032
Intersegment Eliminations	(3,486)	(63,649)	(67,135)
Total	$474,072	$938,635	$1,412,707

	For the three months ended March 31, 2023
Segment	MSA	Non-MSA	Total
Utilities	$378,428	$160,793	$539,221
Energy	80,200	661,115	741,315
Intersegment Eliminations	(9,510)	(14,130)	(23,640)
Total	$449,118	$807,778	$1,256,896

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$87,459	$299,849	$103,502	$490,810
Energy	623,915	142,789	222,328	989,032
Intersegment Eliminations	(42,026)	(4,175)	(20,934)	(67,135)
Total	$669,348	$438,463	$304,896	$1,412,707
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$86,134	328,385	$124,702	$539,221
Energy	532,217	129,358	79,740	741,315
Intersegment Eliminations	(5,588)	(8,902)	(9,150)	(23,640)
Total	$612,763	$448,841	$195,292	$1,256,896
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	March 31,	December 31,
Reporting Segment	2024	2023
Utilities	$703,462	$703,462
Energy	154,188	154,188
Total Goodwill	$857,650	$857,650

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$19,220	(16,483)	2,737	$19,220	$(15,799)	$3,421
Customer relationships	295,977	(76,345)	219,632	295,977	(71,837)	224,140
Total	$315,197	$(92,828)	$222,369	$315,197	$(87,636)	$227,561

Amortization expense of intangible assets was $5.2 million and $6.1 million for the three months ended March 31, 2024, and 2023, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2024 (remaining nine months)	$14,497
2025	17,661
2026	16,141
2027	15,604
2028	14,381
Thereafter	144,085
$222,369

Note 6—Accounts Payable and Accrued Liabilities

At March 31, 2024, and December 31, 2023, accounts payable included retention amounts of approximately $28.1 million and $24.7 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related employee benefits	$105,737	$108,618
Current operating lease liability	100,679	96,411
Casualty insurance reserves	17,218	18,015
Corporate income taxes and other taxes	20,604	14,203
Other	38,768	26,245
	$283,006	$263,492

Note 7 — Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term loan	$874,128	$874,128
Revolving credit facility	—	—
Commercial equipment notes	64,229	71,004
Mortgage notes	19,407	19,615
Total debt	957,764	964,747
Unamortized debt issuance costs	(6,018)	(6,475)
Total debt, net	$951,746	$958,272
Less: current portion	(89,530)	(72,903)
Long-term debt, net of current portion	$862,216	$885,369

The weighted average interest rate on total debt outstanding at March 31, 2024 and December 31, 2023 was 6.6% and 6.8%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. At March 31, 2024, commercial letters of credit outstanding were $51.6 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $273.4 million at March 31, 2024.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement at March 31, 2024.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin, which was 2.00% at March 31, 2024. The interest rate swap matures on January 31, 2025. See Note 8 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At March 31, 2024, commercial letters of credit outstanding were $0.9 million in Canadian dollars and there were no outstanding borrowings. Available capacity at March 31, 2024 was $13.1 million in Canadian dollars.

Note 8 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on January 31, 2023, with a notional amount of $300.0 million. The swap was not designated as a hedge for accounting purposes. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of March 31, 2024, and December 31, 2023, our outstanding interest rate swap agreement contained a notional amount of $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2024	2023
Interest rate swap	Other current assets	$2,294	$—
Interest rate swap	Other long-term assets	—	1,633

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Location of Gain	March 31,
	Recognized on Derivatives	2024	2023
Interest rate swap	Interest expense, net	$1,673	$966

Cash flows from derivatives settled are reported as cash flows from operating activities.

Note 9—Income Taxes

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

The effective tax rate on income for the three months ended March 31, 2024, and 2023 is 29.0% and 28.0%, respectively. For the first three months of 2024 and 2023, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2024 and 2023 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06
February 21, 2024	March 28, 2024	April 15, 2024	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$18,943	$1,310

Denominator:
Weighted average shares for computation of basic earnings per share:	53,490	53,184
Dilutive effect of stock-based awards	924	760
Weighted average shares for computation of diluted earnings per share	54,414	53,944

Earnings per share:
Basic	$0.35	$0.02
Diluted	$0.35	$0.02

Note 11—Stockholders’ Equity

Common stock

We issued 11,359 and 21,245 shares of common stock in the three months ended March 31, 2024, and 2023, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million in the three months ended March 31, 2024, and 2023, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2024, were a portion of bonus amounts earned in 2023, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2023. The shares purchased in the three months ended March 31, 2023, were for bonus amounts earned in 2022, and the number of shares was calculated based on 75% of the average daily closing market price during December 2022.

During the three months ended March 31, 2024, and 2023, we issued 7,984 and 12,120 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2024, and 2023, a total of 235,719 and 118,052 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended March 31, 2024, 9,101 shares were purchased at an average discounted purchase price of $35.52 per share. For the three months ended March 31, 2023, 6,320 shares were purchased at an average discounted purchase price of $21.83 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In November 2023, our Board of Directors replenished the limit to $25.0 million and extended the program to December 31, 2024. During the three months ended March 31, 2024 and 2023, we did not purchase any shares of common stock.

Note 12—Leases

We lease administrative and operational facilities, which are generally longer-term, project specific facilities or yards, and construction equipment under non-cancelable operating leases. We determine if an arrangement is a lease at inception. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Operating leases are included in “Operating lease assets”, “Accrued liabilities”, and “Noncurrent operating lease liabilities, net of current portion” on our Condensed Consolidated Balance Sheets. We also made an accounting policy election in which leases with an initial term of 12 months or less are not recorded on the balance sheet and lease payments are recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense (1)	$34,625	$22,872

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2024	2023
Accrued liabilities	$100,679	$96,411
Noncurrent operating lease liabilities, net of current portion	287,024	263,454
	$387,703	$359,865

Note 13—Commitments and Contingencies

Legal proceedings — We are subject to claims and legal proceedings from time to time arising out of our business. We accrue for loss contingencies when we conclude that a loss from such claims or legal proceedings is probable and the amount is reasonably estimable. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. While the ultimate amount of liability incurred in any of these matters is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. In determining whether it is possible to provide a reasonably estimable amount of possible loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable, or probable but not reasonably estimable, we do not accrue for a potential loss contingency, but the matter, if potentially material, is disclosed below.

Management is unable to ascertain the ultimate outcome of claims and legal proceedings, and unfavorable or unexpected outcomes could result in additional expense that could be significant to results of operations in a particular year or quarter. However, after taking into consideration relevant factors concerning these matters, management believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flow.

Bonding — At March 31, 2024 and December 31, 2023, we had bid and completion bonds issued and outstanding totaling approximately $6.5 billion and $5.9 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.5 billion and $2.7 billion at March 31, 2024 and December 31, 2023, respectively.

Note 14—Reportable Segments

The current reportable segments include the Utilities segment and the Energy segment.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, refining, site development services for data centers, liquified natural gas plant construction, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, pipeline construction and maintenance, pipeline integrity services, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

Total assets by segment is not presented as our Chief Operating Decision Maker as defined by ASC 280 does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended March 31,
Segment	2024	2023
Utilities	$490,810	$539,221
Energy	989,032	741,315
Intersegment Eliminations	(67,135)	(23,640)
Total	$1,412,707	$1,256,896

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended March 31,
	2024		2023
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$29,478	6.0%	$33,569	6.2%
Energy	103,898	10.5%	66,163	8.9%
Total	$133,376	9.4%	$99,732	7.9%

Segment Goodwill

The amount of goodwill recorded by each segment at March 31, 2024 and at December 31, 2023 is presented in Note 5 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 6.3% and 6.6% generated from sources outside of the United States during the three months ended March 31, 2024 and 2023, respectively, principally in Canada. At March 31, 2024 and December 31, 2023, approximately 3.6% and 3.9%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (“First Quarter 2024 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Middle East and between Russia and Ukraine, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions, cybersecurity threats or inability to protect intellectual property; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing political conditions and legal requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses.

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2024 Report, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2024 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2024 Report and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, refining, site development services for data centers, liquified natural gas plant construction, highway and bridge construction, demolition, site work, soil stabilization, mass excavation, flood control, upgrades, repairs, outages, pipeline construction and maintenance, pipeline integrity services, and maintenance services for entities in the renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

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

We actively monitor the impact of the dynamic macroeconomic environment, including the impact of inflation, volatility in the commodities markets, and the instability in the banking sector, on all aspects of our business. We have experienced increased fuel and labor costs and anticipate that elevated levels of cost inflation could persist in 2024. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since December 31, 2023.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2024, to the three months ended March 31, 2023.

Revenue

Revenue was $1,412.7 million for the three months ended March 31, 2024, an increase of $155.8 million, or 12.4%, compared to the same period in 2023. The increase was primarily due to growth in our Energy segment partially offset by a decrease in our Utilities segment .

Gross Profit

Gross profit was $133.4 million for the three months ended March 31, 2024, an increase of $33.6 million, or 33.7%, compared to the same period in 2023. The increase was primarily due to an increase in revenue and improved margins in our Energy segment. Gross profit as a percentage of revenue increased to 9.4% for the three months ended March 31, 2024, compared to 7.9% for the same period in 2023 primarily driven by an increase in margins in our Energy segment.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $88.6 million during the three months ended March 31, 2024, an increase of $10.6 million, or 13.6% compared to 2023 primarily due to increased people costs to support revenue growth and SG&A expenses as a percentage of revenue remained consistent with the prior period.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2024, and 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Foreign exchange gain, net	$560	$926
Other (expense) income, net	(126)	331
Interest expense, net	(17,992)	(18,465)
Total other expense	$(17,558)	$(17,208)

Interest expense, net for the three months ended March 31, 2024, decreased $0.5 million compared to the same period in 2023 primarily due to lower average debt balances, partially offset by higher average interest rates.

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

The effective tax rate for the three-month periods ended March 31, 2024 and 2023, of 29.0% and 28.0%, respectively differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2024, of $7.7 million compared to income tax expense of $0.5 million for the three months ended March 31, 2023. The $7.2 million increase in income tax expense is driven by a $24.9 million increase in pretax income.

Segment results

Revenue and gross profit by segment for the three months ended March 31, 2024 and 2023 were as follows:

	Revenue			Gross Profit
	For the three months ended March 31,			For the three months ended March 31,
	2024	2023		2024		2023
Segment	(Thousands)	(Thousands)	a	(Thousands)	% of Segment Revenue	(Thousands)	% of Segment Revenue
Utilities	$490,810	$539,221		$29,478	6.0%	$33,569	6.2%
Energy	989,032	741,315		103,898	10.5%	66,163	8.9%
Intersegment Eliminations	(67,135)	(23,640)		—	—	—	—
Total	$1,412,707	$1,256,896		$133,376	9.4%	$99,732	7.9%

Utilities Segment

Revenue decreased by $48.4 million, or 9.0%, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the substantial completion of a major substation project in our power delivery market in the second half of 2023 and lower activity in our communications market.

Gross profit for the three months ended March 31, 2024, decreased by $4.1 million, or 12.2%, compared to the same period in 2023, primarily due to a decrease in revenue. Gross profit as a percentage of revenue decreased slightly to 6.0% during the three months ended March 31, 2024, compared to 6.2% in the same period in 2023.

Energy Segment

Revenue increased by $247.7 million, or 33.4%, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased renewable energy and industrial activity partially offset by decreased activity in our pipeline market.

Gross profit for the three months ended March 31, 2024, increased by $37.7 million, or 57.0%, compared to the same period in 2023, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 10.5% during the three months ended March 31, 2024, compared to 8.9% in the same period in 2023, primarily due to revenue growth in high margin renewable energy work and strong performance by our industrial group in the first quarter of 2024.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 6.3% generated from sources outside of the United States during the three months ended March 31, 2024, principally in Canada.

Backlog

For infrastructure services contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and the estimated revenue on Master Service Agreements (“MSA”) work (“MSA Backlog”). We present two measures of backlog; one that includes Fixed Backlog and MSA Backlog for the next twelve months, and total backlog that includes all Fixed Backlog and MSA Backlog to the end of the MSA agreement. We do not consider renewals when estimating MSA Backlog. We do not include certain contracts in the calculation of fixed backlog where scope, and therefore contract value, is not adequately defined. We estimate MSA Backlog based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

Fixed and MSA Backlog by reporting segment for the periods ending March 31, 2024, and December 31, 2023, were as follows (in millions):

	March 31, 2024		December 31, 2023
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$62.8	$62.8	$96.3	$96.3
MSA Backlog	1,769.1	5,275.5	1,776.5	5,093.6
Backlog	$1,831.9	$5,338.3	$1,872.8	$5,189.9

Energy
Fixed Backlog	$2,559.5	$4,776.9	$2,599.0	$5,102.6
MSA Backlog	214.0	506.8	308.2	602.4
Backlog	$2,773.5	$5,283.7	$2,907.2	$5,705.0

Total
Fixed Backlog	$2,622.3	$4,839.7	$2,695.3	$5,198.9
MSA Backlog	1,983.1	5,782.3	2,084.7	5,696.0
Backlog	$4,605.4	$10,622.0	$4,780.0	$10,894.9

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $51.6 million, and available borrowing capacity was $273.4 million.

In June 2023, we entered into an Accounts Receivable Facility (the “Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. The Facility has a one-year term, and the maximum purchase commitment by PNC is $100.0 million, at any one time. We anticipate extending the facility at the end of the one-year term. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $85.0 million as of March 31, 2024. As of March 31, 2024, we had $15.0 million in available capacity under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $177.6 million at March 31, 2024, compared to $217.8 million at December 31, 2023. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2024, we spent approximately $10.4 million for capital expenditures, which included $4.9 million for construction equipment. Capital expenditures for the remaining nine months of 2024 are expected to total between $70.0 million and $90.0 million, which includes $15.0 million to $35.0 million for equipment.

Cash Flows

Cash flows during the three months ended March 31, 2024 and 2023 are summarized as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Change in cash:
Net cash used in operating activities	$(28,464)	$(115,337)
Net cash provided by (used in) investing activities	4,187	(6,470)
Net cash used in financing activities	(15,106)	(36,601)
Effect of exchange rate changes	(314)	(79)
Net change in cash, cash equivalents and restricted cash	$(39,697)	$(158,487)

Operating Activities

The cash flows used in operating activities for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31,
	2024	2023	Change
Operating Activities:
Net income	$18,943	$1,310	$17,633
Depreciation and amortization	24,581	27,733	(3,152)
Changes in assets and liabilities	(66,740)	(141,921)	75,181
Gain on sale of property and equipment	(9,141)	(5,798)	(3,343)
Other	3,893	3,339	554
Net cash used in operating activities	$(28,464)	$(115,337)	$86,873

Net cash used in operating activities for the three months ended March 31, 2024 was $28.5 million compared to $115.3 million for the three months ended March 31, 2023. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $66.8 million change in assets and liabilities for the three months ended March 31, 2024 are summarized as follows:

●	Accounts receivable increased by $129.3 million, primarily due to the timing of collecting from our customers;
●	Contract assets increased by $26.5 million, primarily due to the timing of billing our customers;
●	Contract liabilities increased $73.7 million, primarily due to higher deferred revenue; and
●	Accounts payable and accrued liabilities increased $18.9 million primarily due to the timing of our payments to vendors.

The significant components of the $141.9 million change in assets and liabilities for the three months ended March 31, 2023, are summarized as follows:

●	Contract assets increased by $82.8 million, primarily due to the timing of billing our customers;
●	Accounts receivable increased by $71.9 million, primarily due to the timing of collecting from our customers;
●	Accrued liabilities decreased by $30.6 million primarily due to payment of the Federal Insurance Contributions Act tax deferral; and
●	Other current assets decreased by $29.8 million primarily due to receipt of an income tax refund.

Investing activities

For the three months ended March 31, 2024, cash provided by investing activities was $4.2 million compared to $6.5 million used in the three months ended March 31, 2023.

During the three months ended March 31, 2024, we purchased property and equipment for $10.4 million compared to $13.8 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $14.6 million during the three months ended March 31, 2024, compared to $7.4 million during the same period in the prior year.

Financing activities

Financing activities used cash of $15.1 million for the three months ended March 31, 2024, which was primarily due to the following:

●	Payments of long-term debt of $7.0 million;
●	Payments related to tax withholding for stock-based compensation of $4.6 million; and
●	Dividend payments to our stockholders of $3.2 million.

Financing activities used cash of $36.6 million for the three months ended March 31, 2023, which was primarily due to the following:

●	Payment of long-term debt of $31.5 million; and
●	Dividend payments to our stockholders of $3.2 million.

Credit Agreements

For a description of our credit agreements, see Note 7 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2024 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2024 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	At March 31, 2024, we had letters of credit outstanding of $52.3 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2024 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. At March 31, 2024, we had bid and completion bonds issued and outstanding totaling approximately $6.5 billion. The remaining performance obligation on those bonded projects totaled approximately $2.5 billion at March 31, 2024. As of the date of this First Quarter 2024 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2024, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, at March 31, 2024, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this First Quarter 2024 Report.

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

PRIMORIS SERVICES CORPORATION

Date: May 9, 2024	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)