Form 10-Q
period 2024-06-30
Primoris Services Corp
filed 2024-08-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, 53,672,740 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$207,363	$217,778
Accounts receivable, net	888,267	685,439
Contract assets	873,008	846,176
Prepaid expenses and other current assets	122,583	135,840
Total current assets	2,091,221	1,885,233
Property and equipment, net	446,314	475,929
Operating lease assets	421,024	360,507
Intangible assets, net	217,283	227,561
Goodwill	857,650	857,650
Other long-term assets	16,396	20,547
Total assets	$4,049,888	$3,827,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583,664	$628,962
Contract liabilities	483,878	366,476
Accrued liabilities	324,732	263,492
Dividends payable	3,217	3,202
Current portion of long-term debt	89,270	72,903
Total current liabilities	1,484,761	1,335,035
Long-term debt, net of current portion	843,758	885,369
Noncurrent operating lease liabilities, net of current portion	308,114	263,454
Deferred tax liabilities	59,444	59,565
Other long-term liabilities	54,580	47,912
Total liabilities	2,750,657	2,591,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,672,740 and 53,366,327 issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	6	6
Additional paid-in capital	278,830	275,846
Retained earnings	1,023,075	961,028
Accumulated other comprehensive income	(2,680)	(788)
Total stockholders’ equity	1,299,231	1,236,092
Total liabilities and stockholders’ equity	$4,049,888	$3,827,427

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$1,563,715	$1,413,377	$2,976,422	$2,670,273
Cost of revenue	1,377,005	1,256,113	2,656,336	2,413,276
Gross profit	186,710	157,264	320,086	256,997
Selling, general and administrative expenses	100,118	85,571	188,706	163,581
Transaction and related costs	522	898	1,072	3,593
Operating income	86,070	70,795	130,308	89,823
Other income (expense):
Foreign exchange gain, net	761	376	1,321	1,302
Other income (expense), net	81	713	(45)	1,044
Interest expense, net	(17,133)	(16,884)	(35,125)	(35,349)
Income before provision for income taxes	69,779	55,000	96,459	56,820
Provision for income taxes	(20,236)	(15,968)	(27,973)	(16,478)
Net income	49,543	39,032	68,486	40,342

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Earnings per share:
Basic	$0.92	$0.73	$1.28	$0.76
Diluted	$0.91	$0.72	$1.26	$0.75

Weighted average common shares outstanding:
Basic	53,640	53,301	53,565	53,243
Diluted	54,653	54,324	54,522	54,083

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$49,543	$39,032	$68,486	$40,342
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(619)	1,378	(1,892)	1,493
Comprehensive income	$48,924	$40,410	$66,594	$41,835

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, March 31, 2024	53,630,490	$6	$274,711	$976,749		$(2,061)	$1,249,405
Net income	—	—	—	49,543		—	49,543
Foreign currency translation adjustments, net of tax	—	—	—	—		(619)	(619)
Issuance of shares	6,400	—	298	—		—	298
Conversion of stock based awards, net of shares withheld for taxes	35,850	—	(133)	—		—	(133)
Stock-based compensation	—	—	3,954	—		—	3,954
Dividends declared ($0.06 per share)	—	—	—	(3,217)		—	(3,217)
Balance, June 30, 2024	53,672,740	$6	$278,830	$1,023,075		$(2,680)	$1,299,231

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028		$(788)	$1,236,092
Net income	—	—	—	68,486		—	68,486
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,892)	(1,892)
Issuance of shares	34,844	—	1,396	—		—	1,396
Conversion of stock based awards, net of shares withheld for taxes	271,569	—	(4,772)	—		—	(4,772)
Stock-based compensation	—	—	6,360	—		—	6,360
Dividends declared ($0.12 per share)	—	—	—	(6,439)		—	(6,439)
Balance, June 30, 2024	53,672,740	$6	$278,830	$1,023,075		$(2,680)	$1,299,231

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, March 31, 2023	53,282,636	$6	$265,817	$845,795		$(2,505)		$1,109,113
Net income	—	—	—	39,032		—		39,032
Foreign currency translation adjustments, net of tax	—	—	—	—		1,378		1,378
Issuance of shares	10,264	—	257	—		—		257
Conversion of stock based awards, net of shares withheld for taxes	35,973	—	(52)	—		—		(52)
Stock-based compensation	—	—	3,009	—		—		3,009
Dividends declared ($0.06 per share)	—	—	—	(3,199)		—		(3,199)
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)		$1,149,538

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)		$1,108,838
Net income	—	—	—	40,342		—		40,342
Foreign currency translation adjustments, net of tax	—	—	—	—		1,493		1,493
Issuance of shares	49,949	—	1,263	—		—		1,263
Conversion of Restricted Stock Units, net of shares withheld for taxes	154,025	—	(1,391)	—		—		(1,391)
Stock-based compensation	—	—	5,388	—		—		5,388
Dividends declared ($0.12 per share)	—	—	—	(6,395)		—		(6,395)
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)		$1,149,538

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$68,486	$40,342
Adjustments to reconcile net income to net cash used in operating activities (net of effect of acquisitions):
Depreciation and amortization	50,274	54,754
Stock-based compensation expense	6,360	5,388
Gain on sale of property and equipment	(26,237)	(14,735)
Unrealized gain on interest rate swap	(231)	(2,745)
Other non-cash items	2,749	982
Changes in assets and liabilities:
Accounts receivable	(208,407)	(154,016)
Contract assets	(27,953)	(170,479)
Other current assets	(5,183)	27,291
Other long-term assets	(2,240)	(1,230)
Accounts payable	(44,520)	(21,959)
Contract liabilities	117,410	136,202
Operating lease assets and liabilities, net	(4,788)	2,354
Accrued liabilities	52,521	16,037
Other long-term liabilities	9,362	982
Net cash used in operating activities	(12,397)	(80,832)
Cash flows from investing activities:
Purchase of property and equipment	(34,637)	(42,392)
Proceeds from sale of assets	73,930	23,465
Cash paid for acquisitions, net of cash and restricted cash acquired	—	9,300
Net cash provided by (used in) investing activities	39,293	(9,627)
Cash flows from financing activities:
Borrowings under revolving lines of credit	—	390,000
Payments on revolving lines of credit	—	(370,000)
Payments on long-term debt	(26,148)	(51,234)
Payments related to tax withholding for stock-based compensation	(4,772)	(1,391)
Dividends paid	(6,424)	(6,383)
Other	(1,760)	(2,106)
Net cash used in financing activities	(39,104)	(41,114)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,654	946
Net change in cash, cash equivalents and restricted cash	(10,554)	(130,627)
Cash, cash equivalents and restricted cash at beginning of the period	223,542	258,991
Cash, cash equivalents and restricted cash at end of the period	$212,988	$128,364

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$34,090	$36,956
Cash paid for income taxes, net of refunds received	9,192	(16,293)
Leased assets obtained in exchange for new operating leases	120,228	92,555

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2024	2023
Dividends declared and not yet paid	$3,217	$3,199

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 27, 2024, which contains our audited consolidated financial statements for the year ended December 31, 2023, have been omitted.

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

	June 30,
	2024	2023
Cash and cash equivalents	$207,363	$122,692
Restricted cash included in prepaid expenses and other current assets	5,625	5,672
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$212,988	$128,364

	December 31,
	2023	2022
Cash and cash equivalents	$217,778	$248,692
Restricted cash included in prepaid expense and other current assets	5,764	10,299
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$223,542	$258,991

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Fees associated with the Facility for the six months ended June 30, 2024, were $2.7 million and are included in interest expense in the Condensed Consolidated Statements of Income.

Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. The SPE transfers ownership and control of qualifying accounts receivable to PNC and Regions up to the maximum purchase commitment. We and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and derecognize the trade accounts receivable from our Condensed Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of June 30, 2024. The SPE owned $266.4 million of trade accounts receivable as of June 30, 2024, which are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2024 and 2023, we received $10.0 million and $25.0 million, respectively, in cash proceeds from the Facility, and repaid $10.0 million and $0, respectively to the Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2024, we had $25.0 million available capacity under the Facility prior to the July renewal.

Customer concentration — We operate in multiple industry sectors encompassing the construction of commercial, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 35% to 45% of total revenue; however, the companies that comprise the top ten customers vary from year to year.

For the three and six months ended June 30, 2024, approximately 39.7% and 42.3%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

For the three and six months ended June 30, 2023, approximately 39.5% and 38.1%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which changes the accounting and reporting of segment disclosure requirements primarily through enhanced disclosure about significant segment expenses in accordance with FASB Accounting Standards Codification 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively on or after the effective date. We adopted the new standard on January 1, 2024, on a prospective basis. This ASU will likely result in us including additional required disclosures in the financial statement footnotes in our annual report on form 10-K commencing with the year ending December 31, 2024, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, entities have the option to apply retrospectively for each period presented. We do not expect the adoption of this new standard in 2025 to have an impact on our consolidated financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2024:
Cash and cash equivalents	$207,363	$—	$—
Interest rate swap	—	1,864	—

Assets as of December 31, 2023:
Cash and cash equivalents	217,778	—	—
Interest rate swap	—	1,633	—

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

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the six months ended June 30, 2024 and 2023, $2,116.8 million, and $1,777.6 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

We evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASC 606, Revenue from Contracts with Customers, defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

As of June 30, 2024, we had $5.1 billion of remaining performance obligations. We expect to recognize 49.3% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended June 30, 2024, revenue was positively impacted by $3.9 million as a result of changes in estimates associated with performance obligations satisfied prior to March 31, 2024. In the six months ended June 30, 2024, revenue was negatively impacted by $0.7 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2023. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of June 30, 2024, we had approximately $191.9 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $177.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2024.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Unbilled revenue	$609,247	$604,166
Retention receivable	217,971	202,358
Contract materials (not yet installed)	45,790	39,652
	$873,008	$846,176

Contract assets increased by $26.8 million compared to December 31, 2023, primarily due to higher retention receivable.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Deferred revenue	$482,014	$363,159
Accrued loss provision	1,864	3,317
	$483,878	$366,476

Contract liabilities increased by $117.4 million compared to December 31, 2023, due to higher deferred revenue.

Revenue recognized for the six months ended June 30, 2024, that was included in the contract liability balance as of December 31, 2023, was approximately $304.1 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$496,458	$124,340	620,798
Energy	77,952	895,540	973,492
Intersegment Eliminations	(44)	(30,531)	(30,575)
Total	$574,366	$989,349	$1,563,715

	For the six months ended June 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$877,956	$230,766	$1,108,722
Energy	170,718	1,750,352	1,921,070
Intersegment Eliminations	(238)	(53,132)	(53,370)
Total	$1,048,436	$1,927,986	$2,976,422

	For the three months ended June 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$480,131	$169,107	$649,238
Energy	67,206	711,509	778,715
Intersegment Eliminations	(2,950)	(11,626)	(14,576)
Total	$544,387	$868,990	$1,413,377

	For the six months ended June 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$853,767	$329,234	$1,183,001
Energy	144,356	1,362,015	1,506,371
Intersegment Eliminations	(4,617)	(14,482)	(19,099)
Total	$993,506	$1,676,767	$2,670,273

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$93,571	$387,980	$139,247	$620,798
Energy	539,406	164,600	269,486	973,492
Intersegment Eliminations	(30,536)	(12)	(27)	(30,575)
Total	$602,441	$552,568	$408,706	$1,563,715
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$180,571	$685,405	$242,746	$1,108,722
Energy	1,142,706	307,389	470,975	1,921,070
Intersegment Eliminations	(51,485)	(1,765)	(120)	(53,370)
Total	$1,271,792	$991,029	$713,601	$2,976,422
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$101,738	$411,594	$135,906	$649,238
Energy	484,996	153,892	139,827	778,715
Intersegment Eliminations	(3,310)	(11,008)	(258)	(14,576)
Total	$583,424	$554,478	$275,475	$1,413,377
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$187,685	734,965	$260,351	$1,183,001
Energy	1,014,560	280,219	211,592	1,506,371
Intersegment Eliminations	(6,059)	(11,866)	(1,174)	(19,099)
Total	$1,196,186	$1,003,318	$470,769	$2,670,273
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	June 30,	December 31,
Reporting Segment	2024	2023
Utilities	$703,462	$703,462
Energy	154,188	154,188
Total Goodwill	$857,650	$857,650

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$19,220	$(17,164)	$2,056	$19,220	$(15,799)	$3,421
Customer relationships	295,977	(80,750)	215,227	295,977	(71,837)	224,140
Total	$315,197	$(97,914)	$217,283	$315,197	$(87,636)	$227,561

Amortization expense of intangible assets was $5.1 million and $5.3 million for the three months ended June 30, 2024, and 2023, respectively, and $10.3 million and $11.4 million for the six months ended June 30, 2024 and 2023, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2024 (remaining six months)	$9,396
2025	17,661
2026	16,141
2027	15,604
2028	14,381
Thereafter	144,100
$217,283

Note 6—Accounts Payable and Accrued Liabilities

As of June 30, 2024, and December 31, 2023, accounts payable included retention amounts of approximately $35.3 million and $24.7 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related employee benefits	$144,759	$108,618
Current operating lease liability	107,476	96,411
Casualty insurance reserves	13,502	18,015
Corporate income taxes and other taxes	33,674	14,203
Other	25,321	26,245
	$324,732	$263,492

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term loan	$862,316	$874,128
Revolving credit facility	—	—
Commercial equipment notes	57,114	71,004
Mortgage notes	19,170	19,615
Total debt	938,600	964,747
Unamortized debt issuance costs	(5,572)	(6,475)
Total debt, net	$933,028	$958,272
Less: current portion	(89,270)	(72,903)
Long-term debt, net of current portion	$843,758	$885,369

The weighted average interest rate on total debt outstanding as of June 30, 2024 and December 31, 2023 was 6.6% and 6.8%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. As of June 30, 2024, commercial letters of credit outstanding were $51.6 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $273.4 million as of June 30, 2024.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of June 30, 2024.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin, which was 2.00% as of June 30, 2024. The interest rate swap matures on January 31, 2025. See Note 8 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of June 30, 2024, commercial letters of credit outstanding were $0.9 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of June 30, 2024 was $13.1 million in Canadian dollars.

Note 8—Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on January 31, 2023, with a notional amount of $300.0 million. The swap was not designated as a hedge for accounting purposes. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of June 30, 2024, and December 31, 2023, our outstanding interest rate swap agreement contained a notional amount of $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2024	2023
Interest rate swap	Other current assets	$1,864	$—
Interest rate swap	Other long-term assets	—	1,633

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain	June 30,		June 30,
	Recognized on Derivatives	2024	2023	2024	2023
Interest rate swap	Interest expense, net	$578	$4,630	$2,251	$5,597

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

The effective tax rate on income for the six months ended June 30, 2024, and 2023 is 29.0%. For the first six months of 2024 and 2023, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2024 and 2023 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$49,543	$39,032	$68,486	$40,342

Denominator:
Weighted average shares for computation of basic earnings per share:	53,640	53,301	53,565	53,243
Dilutive effect of stock-based awards	1,013	1,023	957	840
Weighted average shares for computation of diluted earnings per share	54,653	54,324	54,522	54,083

Earnings per share:
Basic	$0.92	$0.73	$1.28	$0.76
Diluted	$0.91	$0.72	$1.26	$0.75

Note 11—Stockholders’ Equity

Common stock

We issued 11,359 and 21,245 shares of common stock in the six months ended June 30, 2024, and 2023, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million in both the six months ended June 30, 2024, and 2023. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2024, were a portion of bonus amounts earned in 2023, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2023. The shares purchased in the six months ended June 30, 2023, were for bonus amounts earned in 2022, and the number of shares was calculated based on 75% of the average daily closing market price during December 2022.

During the three months ended June 30, 2024, and 2023, we issued 6,400 and 10,264 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the six months ended June 30, 2024, and 2023, we issued 14,384 and 22,384 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2024, a total of 35,850 and 271,569 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 35,973 and 154,025 restricted stock units, net of forfeitures for tax withholdings, converted to common stock during the three and six months ended June 30, 2023, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the six months ended June 30, 2024, 9,101 shares were purchased at an average discounted purchase price of $35.52 per share. For the six months ended June 30, 2023, 6,320 shares were purchased at an average discounted purchase price of $21.83 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In November 2023, our Board of Directors replenished the limit to $25.0 million and extended the program to December 31, 2024. During the six months ended June 30, 2024 and 2023, we did not purchase any shares of common stock.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense (1)	$37,145	$25,110	$71,770	$47,982

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2024	2023
Accrued liabilities	$107,476	$96,411
Noncurrent operating lease liabilities, net of current portion	308,114	263,454
	$415,590	$359,865

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

Bonding — As of June 30, 2024 and December 31, 2023, we had bid and completion bonds issued and outstanding totaling approximately $6.9 billion and $5.9 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion as of June 30, 2024, and December 31, 2023.

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

Total assets by segment is not presented as our Chief Operating Decision Maker as defined by ASC 280, Segment Reporting, does not review or allocate resources based on segment assets.

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended June 30,
	2024	2023
Segment	Revenue	Revenue
Utilities	$620,798	$649,238
Energy	973,492	778,715
Intersegment Eliminations	(30,575)	(14,576)
Total	$1,563,715	$1,413,377

	For the six months ended June 30,
	2024	2023
Segment	Revenue	Revenue
Utilities	$1,108,722	$1,183,001
Energy	1,921,070	1,506,371
Intersegment Eliminations	(53,370)	(19,099)
Total	$2,976,422	$2,670,273

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended June 30,
	2024		2023
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$64,066	10.3%	$66,510	10.2%
Energy	122,644	12.6%	90,754	11.7%
Total	$186,710	11.9%	$157,264	11.1%

	For the six months ended June 30,
	2024		2023
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$93,545	8.4%	$100,081	8.5%
Energy	226,541	11.8%	156,916	10.4%
Total	$320,086	10.8%	$256,997	9.6%

Segment Goodwill

The amount of goodwill recorded by each segment as of June 30, 2024 and December 31, 2023 is presented in Note 5 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 5.4% and 5.6% generated from sources outside of the United States during the six months ended June 30, 2024 and 2023, respectively, principally in Canada. As of June 30, 2024 and December 31, 2023, approximately 3.4% and 3.9%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“Second Quarter 2024 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2024 Report, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2024 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2024 Report and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We actively monitor the impact of the dynamic macroeconomic environment, including the impact of inflation and volatility in the commodities markets, on all aspects of our business. We have experienced increased fuel and labor costs and anticipate that elevated levels of cost inflation could persist in 2024. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been successful in renegotiating some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, environmental laws and new pipeline regulations could increase the demand for our pipeline maintenance and integrity services. In addition, the regulatory environment in certain states has resulted in delays for the construction of gas-fired power plants. However, the increased demand for renewable resources is also creating demand for our infrastructure services and additional opportunities for our Energy segment, such as the need for battery storage and the construction of utility scale solar facilities.

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.6 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2024, to the three and six months ended June 30, 2023.

Revenue

Revenue was $1,563.7 million for the three months ended June 30, 2024, an increase of $150.3 million, or 10.6%, compared to the same period in 2023. The increase was primarily due to growth in our Energy segment partially offset by a decrease in our Utilities segment.

Revenue was $2,976.4 million for the six months ended June 30, 2024, an increase of $306.1 million, or 11.5%,

compared to the same period in 2023. The increase was primarily due to growth in our Energy segment partially offset by a decrease in our Utilities segment.

Gross Profit

Gross profit was $186.7 million for the three months ended June 30, 2024, an increase of $29.4 million, or 18.7%, compared to the same period in 2023. The increase was primarily due to an increase in revenue in our Energy segment and improved margins in both segments. Gross profit as a percentage of revenue increased to 11.9% for the three months ended June 30, 2024, compared to 11.1% for the same period in 2023 primarily driven by an increase in margins in both segments.

Gross profit was $320.1 million for the six months ended June 30, 2024, an increase of $63.1 million, or 24.5%,

compared to the same period in 2023. The increase was primarily due to an increase in revenue in our Energy segment and improved margins in both segments. Gross profit as a percentage of revenue increased to 10.8% for the six months ended June 30, 2024, compared to 9.6% for the same period in 2023, primarily driven by improved margins in both segments.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $100.1 million during the three months ended June 30, 2024, an increase of $14.5 million, or 17.0%, compared to 2023 primarily due to increased people costs to support revenue growth as well as higher technology costs associated with ongoing initiatives. SG&A expenses as a percentage of revenue increased to 6.4% compared to 6.1% for the corresponding period in 2023.

SG&A expenses were $188.7 million during the six months ended June 30, 2024, an increase of $25.1 million, or 15.4%, compared to 2023 primarily due to increased people costs to support revenue growth as well as higher technology costs associated with ongoing initiatives. SG&A expenses as a percentage of revenue increased slightly to 6.3% compared to 6.1% for the corresponding period in 2023.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2024, and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Foreign exchange gain, net	$761	$376	$1,321	$1,302
Other income (expense), net	81	713	(45)	1,044
Interest expense, net	(17,133)	(16,884)	(35,125)	(35,349)
Total other expense	$(16,291)	$(15,795)	$(33,849)	$(33,003)

Interest expense, net for the three months ended June 30, 2024, increased $0.3 million compared to the same period in 2023 primarily due to a $0.4 million unrealized loss on our interest rate swap in 2024 compared to a $3.2 million unrealized gain in 2023, mostly offset by lower average debt balances.

Interest expense, net for the six months ended June 30, 2024, decreased $0.2 million compared to the same period in 2023 primarily due to lower average debt balances mostly offset by a $0.2 million unrealized gain on our interest rate swap in 2024 compared to a $2.7 million unrealized gain in 2023.

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

The effective tax rate for the six-month periods ended June 30, 2024 and 2023, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the six months ended June 30, 2024, of $28.0 million compared to income tax expense of $16.5 million for the six months ended June 30, 2023. The $11.5 million increase in income tax expense is driven by a $39.6 million increase in pretax income.

Segment results

Revenue and gross profit by segment for the three months ended June 30, 2024, and 2023 were as follows:

	Revenue			Gross Profit
	For the three months ended June 30,			For the three months ended June 30,
	2024	2023		2024		2023
Segment	(Thousands)	(Thousands)	a	(Thousands)	% of Segment Revenue	(Thousands)	% of Segment Revenue
Utilities	$620,798	$649,238		$64,066	10.3%	$66,510	10.2%
Energy	973,492	778,715		122,644	12.6%	90,754	11.7%
Intersegment Eliminations	(30,575)	(14,576)		—	—	—	—
Total	$1,563,715	$1,413,377		$186,710	11.9%	$157,264	11.1%

Utilities Segment

Revenue decreased by $28.4 million, or 4.4%, for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to the substantial completion of a major substation project in our power delivery market in the second half of 2023 and lower activity in our gas operations market. These impacts are partially offset by increased renewable energy substation projects in our power delivery market and increased activity in our communications market.

Gross profit for the three months ended June 30, 2024, decreased by $2.4 million, or 3.7%, compared to the same period in 2023, primarily due to improved margins offset by lower revenue. Gross profit as a percentage of revenue remained consistent at 10.3% during the three months ended June 30, 2024, compared to 10.2% in the same period in 2023.

Energy Segment

Revenue increased by $194.8 million, or 25.0%, for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to increased renewable energy and industrial activity partially offset by decreased activity in our pipeline market.

Gross profit for the three months ended June 30, 2024, increased by $31.9 million, or 35.1%, compared to the same period in 2023, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 12.6% during the three months ended June 30, 2024, compared to 11.7% in the same period in 2023, primarily due to revenue growth in higher margin renewable energy work and strong performance by our industrial group in 2024, partially offset by lower pipeline margins due to strong performance on a pipeline project in the mid-Atlantic in 2023 that did not repeat in 2024.

Revenue and gross profit by segment for the six months ended June 30, 2024, and 2023 were as follows:

	Revenue			Gross Profit
	For the six months ended June 30,			For the six months ended June 30,
	2024	2023		2024		2023
Segment	(Thousands)	(Thousands)	a	(Thousands)	% of Segment Revenue	(Thousands)	% of Segment Revenue
Utilities	$1,108,722	$1,183,001		$93,545	8.4%	$100,081	8.5%
Energy	1,921,070	1,506,371		226,541	11.8%	156,916	10.4%
Intersegment Eliminations	(53,370)	(19,099)		—	—	—	—
Total	$2,976,422	$2,670,273		$320,086	10.8%	$256,997	9.6%

Utilities Segment

Revenue decreased by $74.3 million, or 6.3%, for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the substantial completion of a major substation project in our power delivery market in the second half of 2023 and lower activity in our gas operations market, partially offset by increased renewable energy substation projects in our power delivery market.

Gross profit for the six months ended June 30, 2024, decreased by $6.5 million, or 6.5%, compared to the same period in 2023, primarily due to a decrease in revenue, partially offset by increased margins. Gross profit as a percentage of revenue remained consistent at 8.4% during the six months ended June 30, 2024, compared to 8.5% in the same period in 2023.

Energy Segment

Revenue increased by $414.7 million, or 27.5%, for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increased renewable energy and industrial activity partially offset by decreased activity in our pipeline market.

Gross profit for the six months ended June 30, 2024, increased by $69.6 million, or 44.4%, compared to the same period in 2023, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.8% during the six months ended June 30, 2024, compared to 10.4% in the same period in 2023, primarily due to revenue growth in higher margin renewable energy work and strong performance by our industrial group in 2024, partially offset by lower pipeline margins due to strong performance on a pipeline project in the mid-Atlantic in 2023 that did not repeat in 2024.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 5.4% generated from sources outside of the United States during the six months ended June 30, 2024, principally in Canada.

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

Fixed and MSA Backlog by reporting segment for the periods ending June 30, 2024, and December 31, 2023, were as follows (in millions):

	June 30, 2024		December 31, 2023
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$68.7	$68.7	$96.3	$96.3
MSA Backlog	1,821.4	5,171.9	1,776.5	5,093.6
Backlog	$1,890.1	$5,240.6	$1,872.8	$5,189.9

Energy
Fixed Backlog	$2,207.6	$4,798.4	$2,599.0	$5,102.6
MSA Backlog	159.1	414.8	308.2	602.4
Backlog	$2,366.7	$5,213.2	$2,907.2	$5,705.0

Total
Fixed Backlog	$2,276.3	$4,867.1	$2,695.3	$5,198.9
MSA Backlog	1,980.5	5,586.7	2,084.7	5,696.0
Backlog	$4,256.8	$10,453.8	$4,780.0	$10,894.9

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of June 30, 2024, there were no outstanding borrowings under the

Revolving Credit Facility, commercial letters of credit outstanding were $51.6 million, and available borrowing capacity was $273.4 million.

In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of June 30, 2024. As of June 30, 2024, we had $25.0 million in available capacity under the Facility, prior to the July renewal.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $207.4 million as of June 30, 2024, compared to $217.8 million as of December 31, 2023. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the six months ended June 30, 2024, we spent approximately $34.6 million for capital expenditures, which included $14.5 million for construction equipment. Capital expenditures for the remaining six months of 2024 are expected to total between $45.0 million and $65.0 million, which includes $5.0 million to $25.0 million for equipment.

Cash Flows

Cash flows during the six months ended June 30, 2024 and 2023 are summarized as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
Change in cash:
Net cash used in operating activities	$(12,397)	$(80,832)
Net cash provided by (used in) investing activities	39,293	(9,627)
Net cash used in financing activities	(39,104)	(41,114)
Effect of exchange rate changes	1,654	946
Net change in cash, cash equivalents and restricted cash	$(10,554)	$(130,627)

Operating Activities

The cash flows used in operating activities for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six months ended
	June 30,
	2024	2023	Change
Operating Activities:
Net income	$68,486	$40,342	$28,144
Depreciation and amortization	50,274	54,754	(4,480)
Changes in assets and liabilities	(113,798)	(164,818)	51,020
Gain on sale of property and equipment	(26,237)	(14,735)	(11,502)
Other	8,878	3,625	5,253
Net cash used in operating activities	$(12,397)	$(80,832)	$68,435

Net cash used in operating activities for the six months ended June 30, 2024 was $12.4 million compared to $80.8 million for the six months ended June 30, 2023. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $113.8 million change in assets and liabilities for the six months ended June 30, 2024 are summarized as follows:

●	Accounts receivable increased by $208.4 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract assets increased by $28.0 million, primarily due to increased revenue and the timing of billing our customers; and
●	Contract liabilities increased $117.4 million, primarily due to higher deferred revenue.

The significant components of the $164.8 million change in assets and liabilities for the six months ended June 30, 2023, are summarized as follows:

●	Contract assets increased by $170.5 million, primarily due to increased revenue and the timing of billing our customers;
●	Accounts receivable increased by $154.0 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract liabilities increased by $136.2 million, primarily due to higher deferred revenue; and
●	Other current assets decreased by $27.3 million primarily due to receipt of an income tax refund.

Investing activities

For the six months ended June 30, 2024, cash provided by investing activities was $39.3 million compared to $9.6 million used in the six months ended June 30, 2023.

During the six months ended June 30, 2024, we purchased property and equipment for $34.6 million compared to $42.4 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $73.9 million during the six months ended June 30, 2024, compared to $23.5 million during the same period in the prior year.

Financing activities

Financing activities used cash of $39.1 million for the six months ended June 30, 2024, which was primarily due to the following:

●	Payments of long-term debt of $26.1 million;
●	Dividend payments to our stockholders of $6.4 million; and
●	Payments related to tax withholding for stock-based compensation of $4.8 million.

Financing activities used cash of $41.1 million for the six months ended June 30, 2023, which was primarily due to the following:

●	Payment of long-term debt of $51.2 million;
●	Dividend payments to our stockholders of $6.4 million; and
●	Net borrowings on our credit facilities of $20.0 million.

Credit Agreements

For a description of our credit agreements, see Note 7— “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2024 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2024 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	As of June 30, 2024, we had letters of credit outstanding of $52.3 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2024 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. As of June 30, 2024, we had bid and completion bonds issued and outstanding totaling approximately $6.9 billion. The remaining performance obligation on those bonded projects totaled approximately $2.7 billion as of June 30, 2024. As of the date of this Second Quarter 2024 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of June 30, 2024, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.6 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2024, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this Second Quarter 2024 Report.

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

PRIMORIS SERVICES CORPORATION

Date: August 5, 2024	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)