Form 10-Q
period 2024-09-30
Primoris Services Corp
filed 2024-11-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, 53,713,084 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$352,657	$217,778
Accounts receivable, net	941,011	685,439
Contract assets	805,923	846,176
Prepaid expenses and other current assets	122,961	135,840
Total current assets	2,222,552	1,885,233
Property and equipment, net	484,426	475,929
Operating lease assets	447,589	360,507
Intangible assets, net	212,555	227,561
Goodwill	857,650	857,650
Other long-term assets	15,521	20,547
Total assets	$4,240,293	$3,827,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$489,052	$628,962
Contract liabilities	657,101	366,476
Accrued liabilities	386,267	263,492
Dividends payable	3,223	3,202
Current portion of long-term debt	76,751	72,903
Total current liabilities	1,612,394	1,335,035
Long-term debt, net of current portion	826,998	885,369
Noncurrent operating lease liabilities, net of current portion	327,297	263,454
Deferred tax liabilities	59,490	59,565
Other long-term liabilities	56,119	47,912
Total liabilities	2,882,298	2,591,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized; 53,712,733 and 53,366,327 issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	6	6
Additional paid-in capital	281,563	275,846
Retained earnings	1,078,288	961,028
Accumulated other comprehensive income	(1,862)	(788)
Total stockholders’ equity	1,357,995	1,236,092
Total liabilities and stockholders’ equity	$4,240,293	$3,827,427

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$1,649,086	$1,529,486	$4,625,508	$4,199,760
Cost of revenue	1,450,525	1,355,591	4,106,861	3,768,869
Gross profit	198,561	173,895	518,647	430,891
Selling, general and administrative expenses	98,106	84,404	286,812	247,984
Transaction and related costs	905	1,084	1,977	4,677
Operating income	99,550	88,407	229,858	178,230
Other income (expense):
Foreign exchange gain (loss), net	553	(1)	1,874	1,301
Other income, net	61	467	16	1,540
Interest expense, net	(17,859)	(21,065)	(52,984)	(56,443)
Income before provision for income taxes	82,305	67,808	178,764	124,628
Provision for income taxes	(23,869)	(19,664)	(51,842)	(36,142)
Net income	$58,436	$48,144	$126,922	$88,486

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Earnings per share:
Basic	$1.09	$0.90	$2.37	$1.66
Diluted	$1.07	$0.89	$2.33	$1.63

Weighted average common shares outstanding:
Basic	53,692	53,339	53,608	53,275
Diluted	54,675	54,351	54,562	54,171

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$58,436	$48,144	$126,922	$88,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	818	(1,440)	(1,074)	53
Comprehensive income	$59,254	$46,704	$125,848	$88,539

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, June 30, 2024	53,672,740	$6	$278,830	$1,023,075		$(2,680)	$1,299,231
Net income	—	—	—	58,436		—	58,436
Foreign currency translation adjustments, net of tax	—	—	—	—		818	818
Issuance of shares	11,357	—	564	—		—	564
Conversion of stock based awards, net of shares withheld for taxes	28,636	—	(1,819)	—		—	(1,819)
Stock-based compensation	—	—	3,988	—		—	3,988
Dividends declared ($0.06 per share)	—	—	—	(3,223)		—	(3,223)
Balance, September 30, 2024	53,712,733	$6	$281,563	$1,078,288		$(1,862)	$1,357,995

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028		$(788)	$1,236,092
Net income	—	—	—	126,922		—	126,922
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,074)	(1,074)
Issuance of shares	46,201	—	1,960	—		—	1,960
Conversion of stock based awards, net of shares withheld for taxes	300,205	—	(6,591)	—		—	(6,591)
Stock-based compensation	—	—	10,348	—		—	10,348
Dividends declared ($0.18 per share)	—	—	—	(9,662)		—	(9,662)
Balance, September 30, 2024	53,712,733	$6	$281,563	$1,078,288		$(1,862)	$1,357,995

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, June 30, 2023	53,328,873	$6	$269,031	$881,628		$(1,127)		$1,149,538
Net income	—	—	—	48,144		—		48,144
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,440)		(1,440)
Issuance of shares	15,074	—	479	—		—		479
Conversion of stock based awards, net of shares withheld for taxes	8,664	—	(278)	—		—		(278)
Stock-based compensation	—	—	3,568	—		—		3,568
Dividends declared ($0.06 per share)	—	—	—	(3,203)		—		(3,203)
Balance, September 30, 2023	53,352,611	$6	$272,800	$926,569		$(2,567)		$1,196,808

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	0	Equity
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681		$(2,620)		$1,108,838
Net income	—	—	—	88,486		—		88,486
Foreign currency translation adjustments, net of tax	—	—	—	—		53		53
Issuance of shares	65,023	—	1,742	—		—		1,742
Conversion of stock based awards, net of shares withheld for taxes	162,689	—	(1,668)	—		—		(1,668)
Stock-based compensation	—	—	8,955	—		—		8,955
Dividends declared ($0.18 per share)	—	—	—	(9,598)		—		(9,598)
Balance, September 30, 2023	53,352,611	$6	$272,800	$926,569		$(2,567)		$1,196,808

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$126,922	$88,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities (net of effect of acquisitions):
Depreciation and amortization	72,948	81,454
Stock-based compensation expense	10,348	8,955
Gain on sale of property and equipment	(38,490)	(29,603)
Unrealized loss (gain) on interest rate swap	1,202	(3,001)
Other non-cash items	3,286	1,546
Changes in assets and liabilities:
Accounts receivable	(263,175)	(185,815)
Contract assets	39,517	(128,360)
Other current assets	(7,076)	32,961
Other long-term assets	(1,045)	633
Accounts payable	(139,074)	(34,855)
Contract liabilities	290,636	106,042
Operating lease assets and liabilities, net	(3,903)	3,114
Accrued liabilities	106,551	51,182
Other long-term liabilities	11,407	114
Net cash provided by (used in) operating activities	210,054	(7,147)
Cash flows from investing activities:
Purchase of property and equipment	(98,338)	(82,500)
Proceeds from sale of assets	97,447	47,579
Cash paid for acquisitions, net of cash and restricted cash acquired	—	9,300
Net cash used in investing activities	(891)	(25,621)
Cash flows from financing activities:
Borrowings under revolving lines of credit	—	440,223
Payments on revolving lines of credit	—	(420,223)
Payments on long-term debt	(55,878)	(66,055)
Payments related to tax withholding for stock-based compensation	(6,591)	(1,637)
Dividends paid	(9,641)	(9,582)
Other	(1,912)	(2,749)
Net cash used in financing activities	(74,022)	(60,023)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(400)	346
Net change in cash, cash equivalents and restricted cash	134,741	(92,445)
Cash, cash equivalents and restricted cash at beginning of the period	223,542	258,991
Cash, cash equivalents and restricted cash at end of the period	$358,283	$166,546

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$49,831	$57,351
Cash paid for income taxes, net of refunds received	15,462	(6,622)
Leased assets obtained in exchange for new operating leases	177,675	181,328

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2024	2023
Dividends declared and not yet paid	$3,223	$3,203

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

Reportable Segments — Our current reportable segments are the Utilities segment and the Energy segment. See Note 14 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 27, 2024, which contains our audited consolidated financial statements for the year ended December 31, 2023, have been omitted.

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

	September 30,
	2024	2023
Cash and cash equivalents	$352,657	$160,736
Restricted cash included in prepaid expenses and other current assets	5,626	5,810
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$358,283	$166,546

	December 31,
	2023	2022
Cash and cash equivalents	$217,778	$248,692
Restricted cash included in prepaid expense and other current assets	5,764	10,299
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$223,542	$258,991

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association (“PNC”) to improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Fees associated with the Facility for the three and nine months ended September 30, 2024, were $1.3 million and $4.0 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income. Fees associated with the Facility for the three and nine months ended September 30, 2023, were $0.5 million and are included in interest expense in the Condensed Consolidated Statements of Income.

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

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of September 30, 2024. The SPE owned $232.1 million of trade accounts receivable as of September 30, 2024, which are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2024 and 2023, we received $10.0 million and $65.0 million, respectively, in cash proceeds from the Facility, and repaid $10.0 million and $0, respectively, to the Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, we had $75.0 million available capacity under the Facility.

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

For the three and nine months ended September 30, 2024, approximately 41.9% and 40.9%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2024:
Cash and cash equivalents	$352,657	$—	$—
Interest rate swap	—	431	—

Assets as of December 31, 2023:
Cash and cash equivalents	217,778	—	—
Interest rate swap	—	1,633	—

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

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the nine months ended September 30, 2024 and 2023, $3,191.7 million, and $2,781.1 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of September 30, 2024, we had $5.9 billion of remaining performance obligations. We expect to recognize 58.0% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended September 30, 2024, revenue was negatively impacted by $10.4 million as a result of changes in estimates associated with performance obligations satisfied prior to June 30, 2024. In the nine months ended September 30, 2024, revenue was negatively impacted by $18.0 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2023. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of September 30, 2024, we had approximately $223.9 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $207.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2024.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Unbilled revenue	$533,852	$604,166
Retention receivable	227,105	202,358
Contract materials (not yet installed)	44,966	39,652
	$805,923	$846,176

Contract assets decreased by $40.3 million compared to December 31, 2023, primarily due to lower unbilled revenue partially offset by higher retention receivable.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Deferred revenue	$655,215	$363,159
Accrued loss provision	1,886	3,317
	$657,101	$366,476

Contract liabilities increased by $290.6 million compared to December 31, 2023, due to higher deferred revenue.

Revenue recognized for the nine months ended September 30, 2024, that was included in the contract liability balance as of December 31, 2023, was approximately $321.1 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$552,741	$113,499	$666,240
Energy	72,295	938,563	1,010,858
Intersegment eliminations	(20)	(27,992)	(28,012)
Total	$625,016	$1,024,070	$1,649,086

	For the nine months ended September 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$1,430,696	$344,266	$1,774,962
Energy	243,013	2,688,915	2,931,928
Intersegment eliminations	(258)	(81,124)	(81,382)
Total	$1,673,451	$2,952,057	$4,625,508

	For the three months ended September 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$505,728	$144,936	$650,664
Energy	78,825	808,918	887,743
Intersegment eliminations	(768)	(8,153)	(8,921)
Total	$583,785	$945,701	$1,529,486

	For the nine months ended September 30, 2023
Segment	MSA	Non-MSA	Total
Utilities	$1,359,495	$474,170	$1,833,665
Energy	223,181	2,170,933	2,394,114
Intersegment eliminations	(5,385)	(22,634)	(28,019)
Total	$1,577,291	$2,622,469	$4,199,760

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$88,167	$437,493	$140,580	$666,240
Energy	608,899	179,403	222,556	1,010,858
Intersegment eliminations	(27,748)	(128)	(136)	(28,012)
Total	$669,318	$616,768	$363,000	$1,649,086
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$268,738	$1,122,898	$383,326	$1,774,962
Energy	1,751,605	486,792	693,531	2,931,928
Intersegment eliminations	(79,233)	(1,893)	(256)	(81,382)
Total	$1,941,110	$1,607,797	$1,076,601	$4,625,508
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended September 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$107,024	$411,636	$132,004	$650,664
Energy	536,975	168,237	182,531	887,743
Intersegment eliminations	(1,660)	(5,444)	(1,817)	(8,921)
Total	$642,339	$574,429	$312,718	$1,529,486
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$294,709	1,146,601	$392,355	$1,833,665
Energy	1,551,536	448,456	394,122	2,394,114
Intersegment eliminations	(7,719)	(17,309)	(2,991)	(28,019)
Total	$1,838,526	$1,577,748	$783,486	$4,199,760
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	September 30,	December 31,
Reporting Segment	2024	2023
Utilities	$703,462	$703,462
Energy	154,188	154,188
Total Goodwill	$857,650	$857,650

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$19,220	$(17,692)	$1,528	$19,220	$(15,799)	$3,421
Customer relationships	295,977	(84,950)	211,027	295,977	(71,837)	224,140
Total	$315,197	$(102,642)	$212,555	$315,197	$(87,636)	$227,561

Amortization expense of intangible assets was $4.7 million and $5.2 million for the three months ended September 30, 2024, and 2023, respectively, and $15.0 million and $16.6 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2024 (remaining three months)	$4,658
2025	17,661
2026	16,141
2027	15,604
2028	14,381
Thereafter	144,110
$212,555

Note 6—Accounts Payable and Accrued Liabilities

As of September 30, 2024, and December 31, 2023, accounts payable included retention amounts of approximately $40.7 million and $24.7 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related employee benefits	$162,412	$108,618
Current operating lease liability	115,743	96,411
Casualty insurance reserves	15,658	18,015
Corporate income taxes and other taxes	67,051	14,203
Other	25,403	26,245
	$386,267	$263,492

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term loan	$838,692	$874,128
Revolving credit facility	—	—
Commercial equipment notes	51,230	71,004
Mortgage notes	18,943	19,615
Total debt	908,865	964,747
Unamortized debt issuance costs	(5,116)	(6,475)
Total debt, net	$903,749	$958,272
Less: current portion	(76,751)	(72,903)
Long-term debt, net of current portion	$826,998	$885,369

The weighted average interest rate on total debt outstanding as of September 30, 2024 and December 31, 2023 was 6.1% and 6.8%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. As of September 30, 2024, commercial letters of credit outstanding were $52.8 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $272.2 million as of September 30, 2024.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of September 30, 2024

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin, which was 1.75% as of September 30, 2024. The interest rate swap matures on January 31, 2025. See Note 8 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of September 30, 2024, commercial letters of credit outstanding were $1.0 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of September 30, 2024 was $13.0 million in Canadian dollars.

Note 8—Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on January 31, 2023, with a notional amount of $300.0 million. The swap was not designated as a hedge for accounting purposes. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of September 30, 2024, and December 31, 2023, our outstanding interest rate swap agreement contained a notional amount of $300.0 million maturing on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2024	2023
Interest rate swap	Other current assets	$431	$—
Interest rate swap	Other long-term assets	—	1,633

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Location of (Loss) Gain	September 30,		September 30,
	Recognized on Derivatives	2024	2023	2024	2023
Interest rate swap	Interest expense, net	$(426)	$1,307	$1,825	$6,904

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

The effective tax rate on income for the nine months ended September 30, 2024, and 2023 is 29.0%. For the nine months of 2024 and 2023, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2024 and 2023 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$58,436	$48,144	$126,922	$88,486

Denominator:
Weighted average shares for computation of basic earnings per share:	53,692	53,339	53,608	53,275
Dilutive effect of stock-based awards	983	1,012	954	896
Weighted average shares for computation of diluted earnings per share	54,675	54,351	54,562	54,171

Earnings per share:
Basic	$1.09	$0.90	$2.37	$1.66
Diluted	$1.07	$0.89	$2.33	$1.63

Note 11—Stockholders’ Equity

Common stock

We issued 11,359 and 21,245 shares of common stock in the nine months ended September 30, 2024, and 2023, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.3 million in both the nine months ended September 30, 2024, and 2023. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the nine months ended September 30, 2024, were a portion of bonus amounts earned in 2023, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2023. The shares purchased in the nine months ended September 30, 2023, were for bonus amounts earned in 2022, and the number of shares was calculated based on 75% of the average daily closing market price during December 2022.

During the three months ended September 30, 2024, and 2023, we issued 4,920 and 8,856 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the nine months ended September 30, 2024, and 2023, we issued 19,304 and 31,240 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and nine months ended September 30, 2024, a total of 28,636 and 300,205 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 8,664 and 162,689 restricted stock units, net of forfeitures for tax withholdings, converted to common stock during the three and nine months ended September 30, 2023, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended September 30, 2024, 6,437 shares were purchased at an average discounted purchase price of $45.14 per share. For the nine months ended September 30, 2024, 15,538 shares were purchased at an average discounted purchase price of $39.51 per share. For the three months ended September 30, 2023, 6,218 shares were purchased at an average discounted purchase price of $29.86 per share. For the nine months ended September 30, 2023, 12,538 shares were purchased at an average discounted purchase price of $25.85 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In November 2023, our Board of Directors replenished the limit to $25.0 million and extended the program to December 31, 2024. During the nine months ended September 30, 2024 and 2023, we did not purchase any shares of common stock.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense (1)	$38,156	$31,370	$109,926	$79,352

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2024	2023
Accrued liabilities	$115,743	$96,411
Noncurrent operating lease liabilities, net of current portion	327,297	263,454
	$443,040	$359,865

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

Bonding — As of September 30, 2024 and December 31, 2023, we had bid and completion bonds issued and outstanding totaling approximately $7.4 billion and $5.9 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.9 billion and $2.7 billion as of September 30, 2024, and December 31, 2023, respectively.

Note 14—Reportable Segments

Our current reportable segments are the Utilities segment and the Energy segment.

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

The following is a brief description of our reportable segments:

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

Segment Revenue

Revenue by segment was as follows (in thousands):

	For the three months ended September 30,
	2024	2023
Segment	Revenue	Revenue
Utilities	$666,240	$650,664
Energy	1,010,858	887,743
Intersegment eliminations	(28,012)	(8,921)
Total	$1,649,086	$1,529,486

	For the nine months ended September 30,
	2024	2023
Segment	Revenue	Revenue
Utilities	$1,774,962	$1,833,665
Energy	2,931,928	2,394,114
Intersegment eliminations	(81,382)	(28,019)
Total	$4,625,508	$4,199,760

Segment Gross Profit

Gross profit by segment was as follows (in thousands):

	For the three months ended September 30,
	2024		2023
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$87,026	13.1%	$64,654	9.9%
Energy	111,535	11.0%	109,241	12.3%
Total	$198,561	12.0%	$173,895	11.4%

	For the nine months ended September 30,
	2024		2023
		% of		% of
		Segment		Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Utilities	$177,666	10.0%	$164,244	9.0%
Energy	340,981	11.6%	266,647	11.1%
Total	$518,647	11.2%	$430,891	10.3%

Segment Goodwill

The amount of goodwill recorded by each segment as of September 30, 2024 and December 31, 2023 is presented in Note 5 – “Goodwill and Intangible Assets”.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.9% and 5.6% generated from sources outside of the United States during the nine months ended September 30, 2024 and 2023, respectively, principally in Canada. As of September 30, 2024 and December 31, 2023, approximately 3.4% and 3.9%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (“Third Quarter 2024 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2024 Report, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2024 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2024 Report and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of infrastructure services. We depend in part on spending by companies in the communications, gas and electric utilities, energy, chemical, and pipeline industries, as well as state departments of transportation. Over the past several years, each segment has benefited from demand for more efficient and more environmentally friendly energy and power facilities, more reliable gas and electric utility infrastructure, and upgraded and expanded local highway and bridge needs. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions and other challenging market conditions, such as those that have caused declines in the pipeline industry. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

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

Fluctuations in the market prices of oil, gas and other fuel sources have affected demand for our services. Volatility in the prices of oil, gas, and liquid natural gas that has occurred in the past few years has created uncertainty with respect to demand for our pipeline services, both in the near term and for future projects. While the construction of gathering lines within the oil shale formations may remain at lower levels for an extended period, we believe that over time, the need for pipeline infrastructure for mid-stream and gas utility companies will result in a continuing need for our services.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.4 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2024, to the three and nine months ended September 30, 2023.

Revenue

Revenue was $1,649.1 million for the three months ended September 30, 2024, an increase of $119.6 million, or 7.8%, compared to the same period in 2023. The increase was primarily due to growth in both our Energy and Utilities segments.

Revenue was $4,625.5 million for the nine months ended September 30, 2024, an increase of $425.7 million, or 10.1%, compared to the same period in 2023. The increase was primarily due to growth in our Energy segment partially offset by a decrease in our Utilities segment.

Gross Profit

Gross profit was $198.6 million for the three months ended September 30, 2024, an increase of $24.7 million, or 14.2%, compared to the same period in 2023. The increase was primarily due to an increase in revenue in both segments and improved margins in our Utilities segment. Gross profit as a percentage of revenue increased to 12.0% for the three months ended September 30, 2024, compared to 11.4% for the same period in 2023 primarily driven by an increase in margins in our Utilities segment.

Gross profit was $518.6 million for the nine months ended September 30, 2024, an increase of $87.8 million, or 20.4%, compared to the same period in 2023. The increase was primarily due to higher revenue in our Energy segment and improved margins in both segments. Gross profit as a percentage of revenue increased to 11.2% for the nine months ended September 30, 2024, compared to 10.3% for the same period in 2023, primarily driven by improved margins in both segments.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $98.1 million during the three months ended September 30, 2024, an increase of $13.7 million, or 16.2%, compared to 2023 primarily due to increased people costs to support revenue growth as well as higher technology costs associated with ongoing initiatives. SG&A expenses as a percentage of revenue increased to 5.9% compared to 5.5% for the corresponding period in 2023.

SG&A expenses were $286.8 million during the nine months ended September 30, 2024, an increase of $38.8 million, or 15.7%, compared to 2023 primarily due to increased people costs to support revenue growth as well as higher technology costs associated with ongoing initiatives. SG&A expenses as a percentage of revenue increased slightly to 6.2% compared to 5.9% for the corresponding period in 2023.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2024, and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Foreign exchange gain (loss), net	$553	$(1)	$1,874	$1,301
Other income, net	61	467	16	1,540
Interest expense, net	(17,859)	(21,065)	(52,984)	(56,443)
Total other expense	$(17,245)	$(20,599)	$(51,094)	$(53,602)

Interest expense, net for the three months ended September 30, 2024, decreased $3.2 million compared to the same period in 2023 primarily due to lower average debt balances, partially offset by a $1.4 million unrealized loss on our interest rate swap in 2024 compared to a $0.3 million unrealized gain in 2023.

Interest expense, net for the nine months ended September 30, 2024, decreased $3.5 million compared to the same period in 2023 primarily due to lower average debt balances, partially offset by a $1.2 million unrealized loss on our interest rate swap in 2024 compared to a $3.0 million unrealized gain in 2023.

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

The effective tax rate for the nine-month periods ended September 30, 2024 and 2023, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the nine months ended September 30, 2024, of $51.8 million compared to income tax expense of $36.1 million for the nine months ended September 30, 2023. The $15.7 million increase in income tax expense is driven by a $54.1 million increase in pretax income.

Segment results

Revenue and gross profit by segment for the three months ended September 30, 2024, and 2023 were as follows:

	Revenue			Gross Profit
	For the three months ended September 30,			For the three months ended September 30,
	2024	2023		2024		2023
Segment	(Thousands)	(Thousands)	a	(Thousands)	% of Segment Revenue	(Thousands)	% of Segment Revenue
Utilities	$666,240	$650,664		$87,026	13.1%	$64,654	9.9%
Energy	1,010,858	887,743		111,535	11.0%	109,241	12.3%
Intersegment eliminations	(28,012)	(8,921)		—	—	—	—
Total	$1,649,086	$1,529,486		$198,561	12.0%	$173,895	11.4%

Utilities Segment

Revenue increased by $15.6 million, or 2.4%, for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to increased project work in our power delivery market as well as increased activity in our communications and gas operations markets. These impacts were partially offset by completion of a major substation project in our power delivery market in the second half of 2023.

Gross profit for the three months ended September 30, 2024, increased by $22.4 million, or 34.6%, compared to the same period in 2023, primarily due to improved margins and higher revenue. Gross profit as a percentage of revenue increased to 13.1% during the three months ended September 30, 2024, compared to 9.9% in the same period in 2023, primarily due to productivity issues on some legacy projects from our PLH Group, Inc. (“PLH”) acquisition experienced in 2023, strong performance in our power delivery market in 2024, and the increased benefit of higher margin storm work in 2024.

Energy Segment

Revenue increased by $123.1 million, or 13.9%, for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to increased renewable energy activity.

Gross profit for the three months ended September 30, 2024, increased by $2.3 million, or 2.1%, compared to the same period in 2023, due to higher revenue, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 11.0% during the three months ended September 30, 2024, compared to 12.3% in the same period in 2023. This was primarily due to higher pipeline margins on a mid-Atlantic project in 2023 that did not repeat in 2024, partially offset by strong performance on multiple industrial projects in 2024.

Revenue and gross profit by segment for the nine months ended September 30, 2024, and 2023 were as follows:

	Revenue			Gross Profit
	For the nine months ended September 30,			For the nine months ended September 30,
	2024	2023		2024		2023
Segment	(Thousands)	(Thousands)	a	(Thousands)	% of Segment Revenue	(Thousands)	% of Segment Revenue
Utilities	$1,774,962	$1,833,665		$177,666	10.0%	$164,244	9.0%
Energy	2,931,928	2,394,114		340,981	11.6%	266,647	11.1%
Intersegment eliminations	(81,382)	(28,019)		—	—	—	—
Total	$4,625,508	$4,199,760		$518,647	11.2%	$430,891	10.3%

Utilities Segment

Revenue decreased by $58.7 million, or 3.2%, for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the substantial completion of a major substation project in our power delivery market in the second half of 2023 and lower activity in our gas operations market. Partially offsetting the overall decline was increased project work in our power delivery market and increased activity in our communications market.

Gross profit for the nine months ended September 30, 2024, increased by $13.4 million, or 8.2%, compared to the same period in 2023, primarily due to increased margins, partially offset by a decrease in revenue. Gross profit as a percentage of revenue increased to 10.0% during the nine months ended September 30, 2024, compared to 9.0% in the same period in 2023, primarily due to productivity issues on some legacy projects from our PLH acquisition experienced in 2023, strong performance in our power delivery market in 2024, and the increased benefit of higher margin storm work in 2024.

Energy Segment

Revenue increased by $537.8 million, or 22.5%, for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increased renewable energy and industrial activity, partially offset by decreased activity in our pipeline market.

Gross profit for the nine months ended September 30, 2024, increased by $74.3 million, or 27.9%, compared to the same period in 2023, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.6% during the nine months ended September 30, 2024, compared to 11.1% in the same period in 2023, primarily due to revenue growth in higher margin renewable energy work and strong performance by our industrial group in 2024. These amounts were partially offset by higher pipeline margins on a mid-Atlantic project in 2023 that did not repeat in 2024.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 4.9% generated from sources outside of the United States during the nine months ended September 30, 2024, principally in Canada.

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

Fixed and MSA Backlog by reporting segment at September 30, 2024, and December 31, 2023, were as follows (in millions):

	September 30, 2024		December 31, 2023
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$57.6	$57.6	$96.3	$96.3
MSA Backlog	1,892.4	5,268.4	1,776.5	5,093.6
Backlog	$1,950.0	$5,326.0	$1,872.8	$5,189.9

Energy
Fixed Backlog	$3,049.8	$5,518.5	$2,599.0	$5,102.6
MSA Backlog	199.4	416.6	308.2	602.4
Backlog	$3,249.2	$5,935.1	$2,907.2	$5,705.0

Total
Fixed Backlog	$3,107.4	$5,576.1	$2,695.3	$5,198.9
MSA Backlog	2,091.8	5,685.0	2,084.7	5,696.0
Backlog	$5,199.2	$11,261.1	$4,780.0	$10,894.9

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $52.8 million, and available borrowing capacity was $272.2 million. In addition there were no outstanding borrowings under our Canadian credit facilities as of

September 30, 2024, commercial letters of credit outstanding were $1.0 million in Canadian dollars and available borrowing capacity was $13.0 million in Canadian dollars.

In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association to improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions Bank to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of September 30, 2024. As of September 30, 2024, we had $75.0 million in available capacity under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $352.7 million as of September 30, 2024, compared to $217.8 million as of December 31, 2023. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the nine months ended September 30, 2024, we spent approximately $98.3 million for capital expenditures, which included $60.9 million on our facilities and $34.2 million for construction equipment. Capital expenditures for the remaining three months of 2024 are expected to total between $10.0 million and $20.0 million, which includes $5.0 million to $15.0 million for equipment.

Cash Flows

Cash flows during the nine months ended September 30, 2024 and 2023 are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Change in cash:
Net cash provided by (used in) operating activities	$210,054	$(7,147)
Net cash used in investing activities	(891)	(25,621)
Net cash used in financing activities	(74,022)	(60,023)
Effect of exchange rate changes	(400)	346
Net change in cash, cash equivalents and restricted cash	$134,741	$(92,445)

Operating Activities

The cash flows provided by (used in) operating activities for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023	Change
Operating Activities:
Net income	$126,922	$88,486	$38,436
Depreciation and amortization	72,948	81,454	(8,506)
Changes in assets and liabilities	33,838	(154,984)	188,822
Gain on sale of property and equipment	(38,490)	(29,603)	(8,887)
Other	14,836	7,500	7,336
Net cash provided by (used in) operating activities	$210,054	$(7,147)	$217,201

Net cash provided by operating activities for the nine months ended September 30, 2024 was $210.1 million compared to $7.1 million cash used in operating activities for the nine months ended September 30, 2023. The change year-

over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $33.8 million change in assets and liabilities for the nine months ended September 30, 2024 are summarized as follows:

●	Contract liabilities increased $290.6 million, primarily due to higher deferred revenue from favorable billing terms on certain new projects;
●	Contract assets decreased by $39.5 million, primarily due to the timing of billing our customers;
●	Accounts payable and accrued liabilities decreased by $32.5 million primarily due to revenue growth and the timing of our payments to vendors; and
●	Accounts receivable increased by $263.2 million, primarily due to increased revenue and the timing of collecting from our customers.

The significant components of the $155.0 million change in assets and liabilities for the nine months ended September 30, 2023, are summarized as follows:

●	Accounts receivable increased by $185.8 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract assets increased by $128.4 million, primarily due to increased revenue;
●	Contract liabilities increased by $106.0 million, primarily due to higher deferred revenue;
●	Other current assets decreased by $33.0 million primarily due to a $20.0 million income tax refund; and
●	Accounts payable and accrued liabilities increased by $16.3 million primarily due to revenue growth and the timing of our payments to vendors.

Investing activities

For the nine months ended September 30, 2024, cash used in investing activities was $0.9 million compared to $25.6 million used in the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we purchased property and equipment for $98.3 million compared to $82.5 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $97.4 million during the nine months ended September 30, 2024, compared to $47.6 million during the same period in the prior year.

Financing activities

Financing activities used cash of $74.0 million for the nine months ended September 30, 2024, compared to $60.0 million for the nine months ended September 30, 2023, which was primarily due to the following:

●	Payments of long-term debt of $55.9 million;
●	Dividend payments to our stockholders of $9.6 million; and
●	Payments related to tax withholding for stock-based compensation of $6.6 million.

Financing activities used cash of $60.0 million for the nine months ended September 30, 2023, which was primarily due to the following:

●	Payment of long-term debt of $66.1 million;

●	Dividend payments to our stockholders of $9.6 million; and
●	Net borrowings on our credit facilities of $20.0 million.

Credit Agreements

For a description of our credit agreements, see Note 7— “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2024 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2024 Report.

Off-balance sheet transactions

We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. We have no off-balance sheet financing arrangement with VIEs. The following represents transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

●	As of September 30, 2024, we had letters of credit outstanding of $53.5 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2024 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. As of September 30, 2024, we had bid and completion bonds issued and outstanding totaling approximately $7.4 billion. The remaining performance obligation on those bonded projects totaled approximately $2.9 billion as of September 30, 2024. As of the date of this Third Quarter 2024 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules for multi-employer plans that are classified as “endangered”, “seriously endangered”, or “critical”. We do not currently anticipate withdrawal from any multi-employer pension plans. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of September 30, 2024, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of September 30, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.4 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2024, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this Third Quarter 2024 Report.

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

PRIMORIS SERVICES CORPORATION

Date: November 4, 2024	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)