Form 10-K
period 2024-12-31
Primoris Services Corp
filed 2025-02-25
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,648.8 million based upon the closing price of such common equity as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

On February 18, 2025 there were 53,747,628 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation, tariffs and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Middle East, war between Russia and Ukraine, and tension between China and Taiwan, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions, cybersecurity threats or inability to protect intellectual property; disruptions related to artificial intelligence; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing political conditions and legal and regulatory requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A. “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

We have longstanding customer relationships with solar facility developers and utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. We provide our services to a diversified base of customers, under a range of contracting options. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

Reportable Segments

Our current reportable segments are the Utilities segment and the Energy segment.

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communications systems.

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Growth Through Controlled Expansion. We continue to grow our Company by expanding our scope of services, leveraging our existing customer base to expand into new geographic markets, and adding new customers. In addition, we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the utilities and energy industries, specifically focusing on attractive markets, including renewable energy, communications, gas distribution, and power generation. See Note 4 — “Business Combinations” of the Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for additional detail. Our strategy also focuses on higher growth end markets such as renewable energy, utilities and communications.

●	Emphasis on MSA Revenue Growth, Retention of Existing Customers and Expansion of Project Work in our Core Competencies. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships in order to drive more revenue from them. We are focused on an intentional mix of recurring work from MSAs, which are generally multi-year agreements that provide visible, recurring revenue, and project work in areas of our core competency.

●	Ownership or Long-Term Leasing of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership or long-term leasing of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In both of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid projects that we believe offer an opportunity to meet our profitability objectives and that may offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with solar facility developers and utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. We have completed major underground and industrial projects for large natural gas transmission and petrochemical companies in the United States and major electrical and gas projects for large utility companies in the United States. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under long term MSAs, which are generally multi-year agreements for specific types of work. Work performed under these contracts is typically generated through project specific work orders, ranging from repairs and new installations, to maintenance and upgrade services. These MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements, or targeted spend amounts. For the years ended December 31, 2024, 2023 and 2022, revenue derived from projects performed under MSAs was 36.8%, 36.7%, and 45.8% of total revenue, respectively.

Our customers have included many of the leading energy and utility companies in the United States, such as; Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, Hecate Energy, Consumers Energy, Dominion, Valero, Enel Green Power North America, D.E. Shaw Renewable Investments, Entergy, Florida Power and Light, Intersect Power, Avantus, ExxonMobil, and Enterprise Pipeline as well as the Texas Department of Transportation and the Louisiana Department of Transportation and Development.

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2024, 2023 and 2022, 41.3%, 41.1% and 46.1%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of some of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

Competition

We face competition on large construction projects from both regional and national contractors, including competition from larger companies that have financial and other resources in excess of those available to us. Competitors on small construction projects range from a few large construction companies, to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the type of project, project location, and services offered.

We compete with different companies in different end markets. For example, competitors in our utilities markets include Quanta Services, Inc. Dycom Industries, MYR Group, and MasTec, Inc.; competitors in our industrial markets include PCL, Kiewit, Performance Contractors and Boh Brothers; competitors in the renewables market include Blattner Energy, and Mortenson; and competitors in our highway services markets include Sterling Construction Company and Zachry Construction Company. In each market we may also compete with local, private companies.

We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial strength, as well as knowledge of local markets and conditions. We believe that we have the ability to compete favorably in all of these factors.

Contract Provisions and Subcontracting

We typically structure contracts as unit-price, time and material, fixed-price or cost reimbursable plus fixed fee. A portion of our revenue is derived from MSAs, which provide a menu of available services that are utilized on an as-needed basis and are typically priced using a unit-price or on a time and material basis. The remainder of our services are generated from contracts for specific construction projects, which are subject to multiple pricing options, including unit-price, time and material, fixed-price, or cost reimbursable plus fixed fee. Under a fixed-price contract, we provide labor, equipment and services required by a project for a competitively bid or negotiated fixed price. Under a unit-price contract, we are committed to providing materials or services required by a project at a fixed price per unit of work. While the unit-price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the unit price bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us. Significant materials required under a fixed-price or unit-price contract, such as pipe, solar panels, turbines, boilers and vessels, are typically supplied by the customer.

Substantially all of our gas and electric distribution and communication services are provided pursuant to renewable MSAs on a “unit-price” basis. Fees on unit-price contracts are negotiated and earned based on units completed. Historically, substantially all of the gas and electric distribution and communications customers have renewed their MSAs with us. Facility maintenance services, such as regularly scheduled and emergency repair work, are provided on an ongoing basis at predetermined rates, or on a time and material basis.

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

Risk Management, Insurance and Bonding

We maintain a comprehensive schedule of insurance policies covering a broad range of exposures arising from our construction and general business operations. All of our policies have been procured with limits and deductibles or self-insured retention amounts up to certain limits applied on an occurrence or claims made basis. In addition, we maintain certain self-insured retentions in our insurance policies in excess of our general, auto, and employers’ liability policies.

We maintain a comprehensive safety and risk management program that has contributed to a favorable loss experience factor. Under our senior leadership, our enterprise risk management department, and through a large network of safety directors and health, safety, and environmental professionals, we effectively assess and manage potential risks and liabilities throughout the pre-construction and performance phases of our projects. While we place a strong emphasis on maintaining a safe workplace, we cannot provide assurances that we will be able to prevent or reduce all injuries or claims within our operations.

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

Regulation and Environmental Requirements

Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements applicable to construction projects;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration (OSHA), Mine Safety and Health Administration (MSHA), and other local or state regulatory bodies;
●	Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
●	Transportation of equipment and materials, including licensing and permitting requirements, as well as aviation activities;
●	Building and electrical codes;
●	Applicable U.S. and non-U.S. anti-corruption regulations;
●	Immigration regulations applicable to the U.S. and cross-border employment;
●	Labor relations and affirmative action;
●	Special bidding, procurement and other requirements on government projects; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency, state agencies and other foreign environmental regulators.

We believe that we have all the licenses and permits required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We manage these requirements through our corporate environmental management system and comprehensive employee training programs to ensure compliance. We have a substantial investment in construction equipment that utilizes diesel fuel, which could be negatively impacted by regulations related to greenhouse gas emissions from such sources.

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

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2024, approximately 22.9% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

As of December 31, 2024, we employed 3,074 salaried employees and 12,642 hourly employees. The total number of hourly personnel employed is subject to the volume of infrastructure services and construction work in progress.

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

Safety, Health and Wellness. We are committed to the health, safety and wellness of our employees, and we pride ourselves on above average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2024, our LTIR rate was 0.08 compared to an industry average of 1.0 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace injuries which rise to the level of the Occupational Safety and Health Administration’s definition of recordability, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one-year period. For the year ended December 31, 2024, our TRIR rate was 0.50 compared to an industry average of 2.3 per the U.S. Bureau of Labor construction industry statistics.

Compensation and Benefits. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. Our compensation programs are generally designed to align employee compensation with market practices and our performance. With respect to our executive officers, business unit management, and other senior leadership, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company and individual performance. In connection with these compensation programs, we grant stock-based compensation to management and key personnel at the business unit levels, which we believe helps to align incentives throughout our organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11. “Executive Compensation,” which will be incorporated by reference from our definitive proxy statement related to our 2025 Annual Meeting of Stockholders.

We also provide additional benefits to our non-union employees, including a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

Code of Conduct. All of our employees are subject to our Code of Conduct, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, related party transactions, insider trading and the Anti-Bribery & Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provision of gifts, entertainment and hospitality; and charitable and political contributions.

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the “SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance Documents” tab. Also posted on our website under the “Investors/Governance Documents” tab are our Code of Conduct and charters for our Environmental, Social and Governance Committee, Enterprise Risk Management Committee, and Cyber Security Steering Committee along with our Human Rights and Corporate Environmental policies. We intend to disclose on our website any amendments or waivers to our Code of Conduct.

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

Our business is subject to seasonal and annual fluctuations. Some of the quarterly variation is the result of weather, particularly rain, ice, snow, and named storms, which create difficult operating conditions. Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter, and demand for routine repair and maintenance services for electric utilities is lower during their peak customer needs in the summer. Some of the annual variation is the result of construction projects which fluctuate based on customer timing, project duration, weather, and general economic conditions. Annual and quarterly results may also be adversely affected by:

●	Changes in our mix of customers, projects, contracts and business;
●	Regional or national and/or general economic conditions and demand for our services;
●	Variations and changes in the margins of projects performed during any particular quarter;
●	Increases in the costs to perform services caused by changing conditions;
●	The termination, or expiration of existing agreements or contracts;
●	The budgetary spending patterns of customers;
●	Increases in construction costs, including due to inflation or supply chain challenges, that we may be unable to pass through to our customers;
●	Cost or schedule overruns on fixed-price contracts;
●	Availability of qualified labor for specific projects;
●	Changes in bonding requirements and bonding availability for existing and new agreements;
●	The need for, and availability of, letters of credit;

●	Costs we incur to support growth, whether organic or through acquisitions;
●	The timing and volume of work under contract; and
●	Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter, or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers have at times in the past and may in the future delay, or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of and potential disruptions related to artificial intelligence in the industries we serve, could adversely affect our customers and their willingness to fund capital expenditures in the future.

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

We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services, reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve can result in reduced spending by our customers.

Many of our customers operate in industries subject to rapid technological and regulatory changes, with many being regulated by federal and state government agencies, and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), our communications customers are regulated by the Federal Communications Commission (“FCC”) and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or delay our ability to complete projects. Additionally, our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

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

In addition, many customers operate in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve, including from climate-related initiatives, could render existing projects or technologies uncompetitive or obsolete, and cause longer-term changes in consumer behavior or alter our customers’ existing operating models. Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services.

Our business may be materially adversely impacted by regional, national and/or global requirements related to climate change and the impact of greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subject to changing legal requirements. International agreements, federal laws, state laws and various regulatory schemes to limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a portion of our revenue and contract profit from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting, or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services.

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

A significant portion of our future business may be focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities benefit from the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and increased demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services.

We may lose business to competitors through the competitive bidding processes.

We are engaged in highly competitive businesses in which some customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other infrastructure services contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, which can put pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

We may be unsuccessful at generating organic growth which may affect our ability to expand our operations or grow our business.

Our ability to generate organic growth may be affected by, among other factors, our ability to:

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

A portion of our revenue is derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2024, 2023 and 2022 was approximately 28.3%, 30.1%, and 26.3%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a meaningful portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 41.3% of our revenue in 2024, 41.1% of our revenue in 2023 and 46.1% of our revenue in 2022. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2024, 2023 and 2022, revenue attributable to our services outside of the United States, principally in Canada, was 4.6%, 5.8% and 6.7% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

●	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;
●	Political and economic instability;
●	Changes in United States and other national government import or export licensing requirements, tariffs, trade policies and relations affecting the market for our services, including arising from policy initiatives implemented by the new U.S. presidential administration;
●	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;
●	Currency exchange rate fluctuations, devaluations and other conversion restrictions;
●	Restrictions on or fees or taxes associated with repatriating foreign profit back to the United States; and
●	Difficulties in staffing and managing international operations.

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

Backlog is not a comprehensive indicator of future revenue amounts or timing. For instance, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated, which can result from project accelerations or delays due to various reasons, including changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues (e.g., permitting), engineering revisions, job site conditions and adverse weather.

In addition, most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

While backlog may not be indicative of the revenue we expect to earn the following fiscal year, it is a potential, though not comprehensive, indicator of future revenue more generally; however, recognition of revenue from backlog does not necessarily ensure that the projects will be profitable. Poor project execution could impact profit from contracts included in backlog. For projects for which a loss is expected, future revenue will be recorded with no margin, which may reduce the overall margin percentage for work performed.

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

We currently generate, and expect to continue to generate, a substantial portion of our revenue from fixed price and unit price contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

●	Failure to properly estimate costs of engineering, materials, equipment or labor;
●	Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;
●	Project modifications not reimbursed by the client creating unanticipated costs;
●	Changes in the costs of equipment, materials, labor or subcontractors;

●	Our suppliers or subcontractors failing to perform;
●	Changes in local laws and regulations; and
●	Delays caused by weather.

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

Although significant materials are often supplied by the customer, we use suppliers to provide some materials and equipment used for projects. If a supplier fails to provide supplies and equipment at the estimated price, fails to provide adequate amounts of supplies and equipment, fails to provide supplies or equipment that meet the project requirements, or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project. The additional cost or project delays can negatively impact project profitability.

Failure of a subcontractor or supplier to comply with laws, rules or regulations could negatively affect our reputation and our business.

We periodically enter into joint ventures which require satisfactory performance by our joint venture partners of their obligations. The failure of our joint venture partners to perform their joint venture obligations could impose additional financial and performance obligations on us that could result in reduced profit or losses for us with respect to the joint venture.

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

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay us, or such customers delay paying us for the related work or materials, we could experience a material adverse effect on our financial condition, results of operations and cash flows. In addition, if customers fail to pay us for work we perform, we could experience a material adverse effect on our financial condition, results of operations and cash flows.

Our inability to recover on contract modifications against project owners for payment or performance could negatively affect our financial condition, results of operations and cash flows.

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

For many of our clients, surety bonds provide an adequate form of security, but for some clients, security in the form of a letter of credit may be required. While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit. Any such amount would be issued at the sole discretion of our lenders. Failure to provide a letter of credit when required by a client may result in our inability to compete for, win, or retain a project.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts up to certain limits applied on an occurrence or claims-made basis. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible per individual claimant per year.

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

The loss or long-term incapacitation of one or more of our executive officers or other key employees could adversely affect our business and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. We depend on the continued and ongoing services of our executive officers and other key employees, including the senior management of our subsidiaries. The loss of our executive officers, or other key personnel could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to retain our personnel. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions. If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could adversely affect our ability to operate and grow our business.

In many instances, these employees have significant experience and expertise in our industry. These key employees often possess and maintain key relationships with our customers and subcontractors that would be difficult to replace. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

Our business is labor intensive. If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors, and other skilled workers capable of working on and supervising the construction of underground, electric utilities, heavy civil and industrial facilities, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors, journeyman linemen and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects, or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages, or increased labor costs, could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our unionized workforce may commence work stoppages or impact our ability to complete certain acquisitions, which could adversely affect our operations.

As of December 31, 2024, approximately 22.9% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

A significant portion of our contracts are performed by utilizing our owned or leased construction equipment rather than short-term rental of equipment. To the extent that we are unable to buy or lease equipment necessary for a project, either due to a lack of available funding, or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include the equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires regular maintenance, which we generally provide through our own repair facilities. If we are unable to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

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

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace, including OSHA and other state and local laws and regulations. While we have invested, and will continue to invest, substantial resources in our environmental, health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violating health and safety regulations, our customers could cancel our contracts and not award us future business.

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

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for credit losses, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time, and the provision for income taxes. Actual results could differ materially from the estimates and assumptions that we used.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2024, our balance sheet included goodwill of $856.9 million and intangible assets of $207.9 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7. “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including federal, state, local and international jurisdictions. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” of this Annual Report on Form 10-K. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Our variable rate indebtedness subjects us to interest rate risk.

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. The interest rate swap matured on January 31, 2025. The remaining $376.9 million of variable rate debt was unhedged. If interest rates increase, our debt service obligations on the unhedged portion of our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly. Based on our variable rate debt outstanding as of December 31, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.8 million.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued and used shares of common stock as a part of contingent earn-out consideration, which have resulted in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 53.7 million were outstanding at December 31, 2024. While New York Stock Exchange rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

In 2022, our stockholders adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), under which eligible full-time employees can purchase shares of our common stock at a discount on a semi-annual basis. The number of shares authorized and available for purchase under the ESPP is 1.0 million. As of December 31, 2024, there were 960,496 shares of common stock remaining available for purchase. Additional purchases made under the ESPP will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

In 2023, our stockholders adopted our 2023 Equity Incentive Plan (“2023 Equity Plan”). The 2023 Equity Plan replaced a previous equity plan. The 2023 Equity Plan authorized the Board of Directors to issue equity awards totaling 6.5 million shares of our common stock. As of December 31, 2024, there were 5.8 million shares of common stock remaining available for issuance under our 2023 Equity Plan. Equity awards made to our directors and employees will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

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

As of the date of this report, we are not aware of any known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, as discussed under Part I, Item 1A. “Risk Factors, specifically the risks titled “Disruptions to our operational systems could adversely impact our operations, our ability to report financial results and our business” and “Security breaches, cyber security attacks or other disruptions to our information technology systems and networks could adversely impact our operations or compromise the confidentiality of private customer data or our own proprietary information,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner, which could materially affect us, including our business operations, results of operations or financial condition.

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

Our employees are also an important part of protecting our digital and technical environment. A key area of the cybersecurity program is the education of employees regarding cybersecurity using security awareness training, security bulletins and phishing simulations to reinforce training on a quarterly basis. Security awareness training covers all network users. On an annual basis an Acceptable Use Policy (“AUP”) is distributed to employees through our Security Awareness Training System for understanding and acknowledgement. Additionally, all new employees are provided the AUP through the Security Awareness System included with initial security training upon being granted access to our network. Additionally, all new employees are provided the AUP by Human Resources and receive initial security training upon being granted access to our network.

ITEM 2.	PROPERTIES

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations by both of our segments. As of December 31, 2024, we owned 46 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2024, we spent approximately $126.6 million for capital expenditures, which included $81.9 million on our facilities and $36.6 million for construction equipment.

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

Legal Proceedings

For information regarding legal proceedings, see Note 12 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements And Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “PRIM”. We had outstanding 53,747,628 shares of common stock and 335 stockholders of record as of February 18, 2025. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have paid consecutive quarterly cash dividends since 2008, and currently expect that comparable cash dividends will continue to be paid for the foreseeable future. In October of 2024 we increased the quarterly cash dividend from $0.06 per share to $0.08 per share. The declaration and payment of future dividends is contingent upon our revenue and earnings, capital requirements, and general financial conditions, as well as contractual restrictions and other considerations deemed to be relevant by the Board of Directors.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2019, and in each quarter through December 31, 2024. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of MasTec, Inc., MYR Group, Inc., Dycom Industries, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock, the S&P 500 and the Peer Group as of December 31, 2019. All dividends were reinvested in additional shares of common stock. The Peer Group investment is weighted based on the market capitalization of each company at the measurement period. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2019 THROUGH DECEMBER 31, 2024

CUMULATIVE TOTAL RETURN

Among Primoris Services Corporation (“PRIM”), the S&P 500 and the Peer Group

ITEM 6. [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included in Item 8. “Financial Statements And Supplementary Data” in this Annual Report on Form 10-K. This discussion includes forward-looking statements that are based on current expectations and are subject to uncertainties and unknown or changed circumstances. For a further discussion, please see “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks inherent with our business as discussed in Item 1A. “Risk Factors”.

The following discussion starts with an overview of our business and a discussion of trends, including seasonality, that affect our industry. That is followed by an overview of the critical accounting policies and estimates that we use to prepare our financial statements. Next, we discuss our results of operations and liquidity and capital resources, including our off-balance sheet arrangements and contractual obligations. We conclude with a discussion of our outlook and backlog.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

We have longstanding customer relationships with solar facility developers and utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States and major electrical and gas projects for a number of large utility companies in the United States. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2024, 2023, and 2022, $4.7 billion, $3.9 billion, and $2.7 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

The classification of revenue, gross profit, and operating income for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit and operating income, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs, selling, general, and administrative expenses (“SG&A”) and indirect operating expenses were made.

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

Acquisition of B Comm Holdco, LLC

On June 8, 2022, we acquired B Comm Holdco, LLC (“B Comm”) in an all-cash transaction of approximately $36.0 million, net of cash acquired. B Comm was incorporated into our Utilities segment and is a provider of maintenance, repair, upgrade and installation services to the communications markets. The transaction directly aligns with the strategy to grow our Master Services Agreement (“MSA”) revenue base and expand our communication services within the utility segment. The total purchase price was funded with borrowings under our Revolving Credit Facility.

Business Environment

We believe there are growth opportunities across the industries we serve and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed below and in Forward-Looking Statements and included in Item 1A. “Risk Factors,” we believe, with our full-service offerings, broad geographic reach, stable financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.

We have seen and continue to anticipate potential changes to the regulatory and environmental requirements for many of our clients’ infrastructure projects, which may impact the timing and certainty of projects. While permitting and other regulatory challenges create uncertainty as to the timing of some of our opportunities, we continue to see consistent investment activity across a wide range of projects in the end markets we serve. We believe that we have the financial and operational strength to meet the challenge of either short-term delays or significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current outlook for our primary end markets is as follows:

●	Construction of alternative energy facilities, chemical processing facilities, renewable natural gas facilities, solar power facilities, battery storage — We believe state and federal governments, investors and utilities remain committed to a diversified power generation mix that includes more alternative energy sources. As this trend continues, along with the growing demand for power, we are seeing an increase in the construction of new generation facilities powered by renewable energy sources, as well as energy storage systems. The extension of investment incentives and strong support of U.S. manufacturing has attracted a significant amount of capital to finance renewable projects as well as to enhance the supply chain needed to meet increasing demand. Other trends we are seeing are major investments in industrial gases and agricultural chemicals. To the extent this dynamic continues, we anticipate continued engineering, procurement, and construction opportunities, that will benefit our Energy segment.

●	Communications construction opportunities — We believe the federal government remains committed to improving and expanding broadband communications access. Federal and State programs provide critical funding to help construct and improve the infrastructure required to provide sufficient broadband access to areas that have historically had lower access to broadband services. We expect these opportunities, as well as ongoing spending by communications and technology companies, to benefit our Utilities segment.

●	Power Delivery — We are experiencing strong tailwinds in our power delivery business as the industry continues to invest in grid resiliency, modernization, renewable generation integration, and increased electrification of certain industries. Our national position in this market allows for scalable coverage across the industry. Electric distribution expansion and resiliency initiatives with clients in our key markets has been, and will continue to be, a strong opportunity for us as we see utilities customers continue to invest in grid reliability. Additionally, we are experiencing new opportunities as utilities providers invest in renewable and natural gas generation and upgrade their transmission infrastructure.

●	Inspection, maintenance and replacement of electric utility infrastructure — We expect the demand for electricity in the United States to grow over the long-term and believe enhancements to the country’s electric utility infrastructure are needed to efficiently serve the power needs of the future. New natural gas and renewable generation will require substations and transmission lines to connect the new generation sources to customers. In addition, current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. These opportunities, as well as ongoing electric utility repair and maintenance opportunities are expected to benefit our Utilities segment.

●	Inspection, maintenance and replacement of gas utility infrastructure — We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment. We also expect that ongoing gas utility repair and maintenance opportunities will continue.

●	Construction of natural gas-fired power plants and industrial plants — We expect continued construction opportunities for both baseload and peak shaving power plants; however, we are aware that environmental concerns over gas fired power plants may impact the timing and location of near-term construction opportunities in certain states. We believe that based on continuing population growth, increased power demand, and the intermittency of renewable power resources, gas powered plants will still be needed, not withstanding some opposition to these traditional generation sources. In addition, the historically low price of natural gas could result in the continued replacement of higher carbon emitting coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Energy segment.

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines — We expect that the volatility in the price of oil, gas, and condensates could reduce production of higher operating cost shale basins. In addition, the ability of our customers to obtain federal and state permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, high levels of production from the shale formations and increased demand for exporting liquified natural gas (“LNG”) could strain the current pipeline capacity limitations between production and processing locations which would provide opportunities for our Energy segment.

●	Inspection, maintenance and replacement of pipeline infrastructure — We believe that regulatory measures around the frequency or stringency of pipeline integrity testing requirements provides growth opportunity for our Energy segment. Regulatory requirements continue to mandate or require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates safely, reliably and in an environmentally conscious manner. In addition, permitting challenges associated with construction of new pipelines may make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through maintenance and integrity initiatives. As a result, we expect a potential increase in demand for our pipeline integrity services.

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

We actively monitor the impact of the macroeconomic environment, including the impact of inflation, tariffs, and volatility in the commodities markets, on all aspects of our business. We have experienced increased operating costs and anticipate that elevated levels of cost inflation could persist in 2025. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted the profitability of our operations until the contracts have been renegotiated to reflect these higher costs.

Fluctuations in the market prices of oil, gas and other fuel sources have affected demand for our services. Volatility in the prices of oil, gas, and liquid natural gas that has occurred in recent years has created uncertainty with respect to demand for our pipeline services, both in the near term and for future projects. While the construction of gathering lines within the oil shale formations may remain at lower levels for a period, we believe that over time, the need for pipeline infrastructure for midstream and gas utility companies will result in a continuing need for our services.

The continuing changes in the regulatory environment have affected the demand for our services, either by increasing our work, delaying projects, or cancelling projects. For example, environmental laws and regulations have provided challenges to pipeline projects, resulting in delays or cancellations that impact the timing of revenue recognition. However, the regulatory environment in certain states has resulted in an increase in the construction of gas-fired power plants. In addition, increased demand for electric power is also expanding opportunities for our Energy segment, such as the need for battery storage and the construction of utility scale solar facilities, and natural gas generation facilities.

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. The interest rate swap matured on January 31, 2025. Based on our variable rate debt outstanding as of December 31, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.8 million.

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

Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform construction projects which tend not to be seasonal, but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines, or delays in new projects, or by client project schedules. Because of the cyclical nature of some of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of our financial condition, or operating results for any other quarter, or for an entire year.

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for credit losses, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could materially differ from those that result from using the estimates under different assumptions or conditions.

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

We evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. Accounting Standards Codification (“ASC”) 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

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

At December 31, 2024, we had approximately $220.8 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $206.1 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2024.

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

A liability for contingent consideration based on future earnings is estimated at its fair value at the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss. Fair value is estimated as of the acquisition date based on management’s best estimate of potential earnout payments.

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

There were no impairments of goodwill for the years ended December 31, 2024, 2023 and 2022.

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

Based on our results for the year ended December 31, 2024, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $2.5 million.

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

however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flows. See Note 12 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements And Supplementary Data” of this Annual Report on Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements And Supplementary Data” of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

Revenue

2024 and 2023

Revenue for the year ended December 31, 2024 increased by $0.7 billion, or 11.4%, compared to 2023. The increase was primarily due to growth in our Energy segment.

2023 and 2022

Revenue for the year ended December 31, 2023 increased by $1.3 billion, or 29.3%, compared to 2022. The increase was primarily due to growth in both our Energy and Utilities segments, and the acquisitions of PLH and B Comm in 2022.

Gross Profit

2024 and 2023

For the year ended December 31, 2024, gross profit increased by $115.8 million, or 19.7%, compared to 2023. The increase was primarily due to an increase in revenue. Gross profit as a percentage of revenue increased to 11.0% compared to 10.3% for the same period in 2023, primarily driven by improved margins in our Utilities segment.

2023 and 2022

For the year ended December 31, 2023, gross profit increased by $130.6 million, or 28.6%, compared to 2022. The increase was primarily due to an increase in revenue. Gross profit as a percentage of revenue remained consistent at 10.3% compared to the same period in 2022.

Selling, general and administrative expenses

SG&A expenses consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, rent for facilities and utilities.

2024 and 2023

SG&A expenses were $383.4 million for the year ended December 31, 2024, an increase of $54.6 million, or 16.6% compared to 2023, primarily due to increased people costs to support revenue growth as well as higher technology costs associated with ongoing initiatives. SG&A expense as a percentage of revenue for the year ended December 31, 2024 increased slightly to 6.0% compared to 5.8% for the year ended December 31, 2023.

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

Transaction and related costs

2024 and 2023

Transaction and related costs for the year ended December 31, 2024 were $2.4 million, a decrease of $3.2 million or 57.0% compared to 2023 primarily related to a decrease in integration costs for the PLH acquisition.

2023 and 2022

Transaction and related costs for the year ended December 31, 2023 were $5.7 million, a decrease of $14.4 million or 71.7% compared to 2022. The decrease was due to professional fees paid to advisors for the acquisitions of B Comm and PLH in 2022.

Gain on Sale and Leaseback Transaction

On June 22, 2022, we completed a sale and leaseback transaction of land and buildings located in Carson, California for an aggregate sales price, net of closing costs, of $49.9 million. Under the transaction, the land, buildings and improvements were sold and leased back for an initial term of three years. The property qualified for sale and leaseback treatment and is classified as an operating lease. Therefore, we recorded a gain on the transaction of $40.1 million. The gain is included in Gain on sale and leaseback transaction on our Consolidated Statements of Income for the year ended December 31, 2022. There were no such comparable transactions for the years ended December 31, 2024 and 2023.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Foreign exchange gain (loss), net	$2.7	$1.2	$1.1
Other income, net	0.1	1.6	2.1
Interest expense, net	(65.3)	(78.2)	(39.2)
Total other expense	$(62.5)	$(75.4)	$(36.0)

Interest expense, net for the year ended December 31, 2024 was $65.3 million compared to $78.2 million for the year ended December 31, 2023. The decrease of $12.9 million was due primarily to lower average debt balances and lower average interest rates.

Interest expense, net for the year ended December 31, 2023 was $78.2 million compared to $39.2 million for the year ended December 31, 2022. The increase of $39.0 million was due primarily to higher average debt balances from the borrowings related to the PLH acquisition and a higher average interest rate.

The weighted average interest rate on total debt outstanding at December 31, 2024, 2023 and 2022 was 5.6%, 6.8% and 6.2%, respectively.

Provision for income taxes

Our provision for income taxes increased $22.5 million to $74.0 million for 2024 compared to 2023. The increase was primarily driven by an increase in pre-tax profits subject to tax. The 2024 effective tax rate was 29.0%.

Our provision for income taxes increased $25.3 million to $51.5 million for 2023 compared to 2022. The increase was primarily driven by the tax benefit recognized in 2022 for capital losses, the 2023 expiration of a temporary law which allowed full deductibility of per diem expenses in 2021 and 2022 and increased pre-tax profits subject to tax. The 2023 effective tax rate was 29.0%.

Segment Results

Operating performance by segment for the years ended December 31, 2024, 2023, and 2022 was as follows (in millions):

	For the year ended December 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,439.0	—	$4,032.0	—	$(104.2)	(1)	$6,366.8	—
Cost of revenue	2,181.1	89.4%	3,586.7	89.0%	(104.2)	(1)	5,663.6	89.0%
Gross profit	257.9	10.6%	445.3	11.0%	—		703.2	11.0%
Selling, general, and administrative expenses	118.2	4.8%	150.2	3.7%	114.9		383.3	6.0%
Transaction and related costs	—		—		2.5		2.5
Operating income	$139.7	5.7%	$295.1	7.3%	$(117.4)		$317.4	5.0%

(1)	Represents intersegment revenue and cost of revenue of $104.2 million in the Utilities segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2023
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,410.1	—	$3,346.2	—	$(41.0)	(1)	$5,715.3	—
Cost of revenue	2,203.1	91.4%	2,965.7	88.6%	(41.0)	(1)	5,127.8	89.7%
Gross profit	207.0	8.6%	380.5	11.4%	—		587.5	10.3%
Selling, general, and administrative expenses	117.8	4.9%	132.6	4.0%	78.3		328.7	5.8%
Transaction and related costs	—		—		5.7		5.7
Operating income	$89.2	3.7%	$247.9	7.4%	$(84.0)		$253.1	4.4%

(1)	Represents intersegment revenue and cost of revenue of $29.9 million in the Utilities segment and $11.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2022
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,033.7	—	$2,397.3	—	$(10.4)	(1)	$4,420.6	—
Cost of revenue	1,823.0	89.6%	2,151.1	89.7%	(10.4)	(1)	3,963.7	89.7%
Gross profit	210.7	10.4%	246.2	10.3%	—		456.9	10.3%
Selling, general, and administrative expenses	91.7	4.5%	108.6	4.5%	81.3		281.6	6.4%
Transaction and related costs	—		—		20.1		20.1
Gain on sale and leaseback transaction	—		—		(40.1)		(40.1)
Operating income	$119.0	5.9%	$137.6	5.7%	$(61.3)		$195.3	4.4%

(1)	Represents intersegment revenue and cost of revenue of $9.3 million in the Utilities segment and $1.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

Utilities Segment

2024 and 2023

Revenue increased by $28.9 million, or 1.2%, during 2024 compared to 2023. The increase is primarily due to increased project work in our power delivery market and increased activity in our gas and communications markets. Partially offsetting the overall increase was the substantial completion of a major substation project in our power delivery market in the second half of 2023.

Operating income increased $50.5 million, or 56.6%, during 2024 compared to 2023. The increase is primarily due to increased gross profit. Gross profit as a percentage of revenue increased to 10.6% in 2024 compared to 8.6% in 2023 primarily due to productivity issues on some legacy projects from our PLH acquisition experienced in 2023 and higher costs associated with a communications project in 2023. In addition, we had strong performance in our power delivery market and the increased benefit of higher margin storm work in 2024.

2023 and 2022

Revenue increased by $376.4 million, or 18.5%, during 2023 compared to 2022. The increase is primarily due to the acquisitions of PLH and B Comm in 2022 and increased activity in our power delivery and communications markets.

Operating income decreased $29.8 million, or 25.0%, during 2023 compared to 2022. The decrease is primarily due to a decrease in gross profit, partially offset by growth in revenue. Gross profit as a percentage of revenue decreased to 8.6% in 2023 compared to 10.4% in 2022 primarily due to productivity issues on some legacy PLH projects, higher costs associated with a communication project in 2023, and a shift in revenue mix in 2023.

Energy Segment

2024 and 2023

Revenue increased by $685.8 million, or 20.5%, during 2024 compared to 2023, primarily due to increased renewable energy and industrial activity, partially offset by decreased activity in our pipeline market.

Operating income increased by $47.2 million, or 19.0% during 2024 compared to 2023, due to strong revenue growth. Gross profit as a percentage of revenue decreased slightly to 11.0% in 2024 compared to 11.4% in 2023, primarily due to higher pipeline margins on a mid-Atlantic project in 2023 that did not repeat in 2024. These amounts were partially offset by growth in higher margin renewable energy work and strong performance by our industrial group in 2024.

2023 and 2022

Revenue increased by $948.9 million, or 39.6%, during 2023 compared to 2022, primarily due to increased renewable energy, industrial, and pipeline activity and the PLH acquisition.

Operating income increased by $110.3 million, or 80.2% during 2023 compared to 2022, due to higher revenue and margins. Gross profit as a percentage of revenue increased to 11.4% in 2023 compared to 10.3% in 2022, primarily due to significant growth in higher margin renewable energy work, strong performance on a pipeline project in the mid-Atlantic in 2023, higher costs on a separate pipeline project in the mid-Atlantic from unfavorable weather conditions experienced in 2022 and higher relative carrying costs for equipment and personnel in 2022 caused by lower than anticipated pipeline volumes.

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $52.3 million, and available borrowing capacity was $272.7 million. In addition, there were no outstanding borrowings under our Canadian credit facilities as of December 31, 2024, commercial letters of credit outstanding were $1.0 million in Canadian dollars and available borrowing capacity was $13.0 million in Canadian dollars.

In June 2023, we entered into an Accounts Receivable Facility (the “Facility”) with PNC Bank, National Association (“PNC”) to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions Bank to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Under the Facility, certain of our designated subsidiaries may sell their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of December 31, 2024. As of December 31, 2024, we had $75.0 million in available capacity under the Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $455.8 million at December 31, 2024, compared to $217.8 million at December 31, 2023. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2024, we spent approximately $126.6 million for capital expenditures, which included $81.9 million on our facilities and $36.6 million for construction equipment. Capital expenditures are expected to total between $90.0 million and $110.0 million for 2025, which includes $60.0 million to $80.0 million for construction equipment.

Cash Flows

Cash flows during the years ended December 31, 2024, 2023 and 2022 are summarized as follows (in millions):

	2024	2023	2022
Change in cash:
Net cash provided by operating activities	$508.3	$198.6	$83.3
Net cash used in investing activities	(27.2)	(30.0)	(481.9)
Net cash (used in) provided by financing activities	(244.4)	(205.3)	452.0
Effect of exchange rate changes	1.2	1.3	(0.1)
Net change in cash, cash equivalents and restricted cash	$237.9	$(35.4)	$53.3

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$180.9	$126.1	$133.0
Depreciation and amortization	95.5	107.0	99.2
Gain on sale and leaseback transaction	—	—	(40.1)
Changes in assets and liabilities	255.9	(0.1)	(79.0)
Gain on sale of property and equipment	(44.8)	(48.1)	(31.9)
Other	20.8	13.6	2.1
Net cash provided by operating activities	$508.3	$198.5	$83.3

2024 and 2023

Net cash provided by operating activities for 2024 was $508.3 million, an increase of $309.7 million compared to 2023. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $255.9 million change in assets and liabilities for the year ended December 31, 2024 are summarized as follows:

●	Contract liabilities increased $251.2 million, primarily due to higher deferred revenue from favorable billing terms on certain new projects.

●	Accrued expenses and accounts payable increased $77.8 million, primarily due to revenue growth and the timing of payments to our vendors.

●	Contract assets decreased by $62.7 million from December 31, 2023 primarily due to the timing of billing our customers; and

●	Accounts receivable increased $167.6 million from December 31, 2023, primarily due to increased revenue and the timing of collecting from our customers.

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

Investing activities

Net cash used in investing activities was $27.2 million, $30.0 million, and $481.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.

We received net proceeds of $49.9 million from a sale and leaseback transaction of land and buildings during the year ended December 31, 2022.

We purchased property and equipment for $126.6 million, $103.0 million and $94.7 million in the years ended December 31, 2024, 2023 and 2022 respectively, principally for our construction activities and facilities investment. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets and facilities, typically to update our fleet. We received proceeds from the sale of assets of $99.3 million, $63.7 million and $41.3 million for 2024, 2023 and 2022, respectively.

During 2023, we received $9.3 million from a net working capital true-up related to the PLH acquisition.

During 2022, we used $478.4 million for acquisitions, primarily for the acquisitions of PLH and B Comm.

Financing activities

Financing activities used cash of $244.4 million in 2024, which was primarily due to the following:

●	Payment of long-term debt of $224.5 million including $150.0 million of additional principal payments on our term loan;
●	Dividend payments to our stockholders of $12.9 million; and
●	Payments related to tax withholding for stock-based compensation of $7.5 million.

Financing activities used cash of $205.3 million in 2023, which was primarily due to the following:

●	Net payments on our revolving credit facilities of $100.0 million;
●	Payment of long-term debt of $97.0 million; and
●	Dividend payments to our stockholders of $12.8 million.

Financing activities provided cash of $452.0 million in 2022, which was primarily due to the following:

●	Proceeds from the entry into an amended and upsized term loan of $432.9 million, net of debt issuance costs paid;
●	Net borrowings on our credit facilities of $100.0 million;
●	Proceeds from the issuance of debt secured by our equipment of $30.0 million;
●	Payment of long-term debt of $86.8 million; and
●	Dividend payments to our stockholders of $12.8 million.

Debt Activities

Credit Agreement

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”) that increased the existing term loan by $439.5 million to an aggregate principal amount of $945.0 million (as amended, the “Term Loan”). The Credit Agreement is scheduled to mature on August 1, 2027.

In addition to the Term Loan, the Credit Agreement increased the existing $200.0 million Revolving Credit Facility, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $52.3 million, and available borrowing capacity was $272.7 million.

Under the Credit Agreement, we must make quarterly principal payments on the Term Loan in an amount equal to approximately $11.8 million, with the balance due on August 1, 2027. The proceeds from the Term Loan and additional borrowings under the Revolving Credit Facility were used to finance the acquisition of PLH.

We capitalized $6.5 million of debt issuance costs during the third quarter of 2022 associated with the Credit Agreement that is being amortized as interest expense over the life of the Credit Agreement. In addition, we recorded a loss on extinguishment of debt during the third quarter of 2022 of $0.8 million related to the Credit Agreement.

The principal amount of all loans under the Credit Agreement will bear interest at either: (i) the Secured Overnight Financing Rate plus an applicable margin as specified in the Credit Agreement (based on our net senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent) plus an applicable margin as specified in the Credit Agreement. Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

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

We were in compliance with the covenants for the Credit Agreement at December 31, 2024.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin which was 1.50% at December 31, 2024. The interest rate swap matured on January 31, 2025.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2024, commercial letters of credit outstanding were $1.0 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2024 was $13.0 million in Canadian dollars.

Contractual Obligations

As of December 31, 2024, we had $739.5 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2024 is as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$739.5	$74.6	$648.9	$9.4	$6.6
Interest on long-term debt (1)	102.3	40.4	60.3	1.5	0.1
Operating leases	514.1	145.3	246.4	107.6	14.8
	$1,355.9	$260.3	$955.6	$118.5	$21.5
Letters of credit	$53.0	$53.0	$—	$—	$—
(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement bears interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2024, including the impact of our interest rate swap.

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

●	At December 31, 2024, we had letters of credit outstanding of $53.0 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If a beneficiary were to successfully draw on any letter of credit, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or payment/performance bonds in connection with services that we provide. At December 31, 2024, we had bid and payment/performance bonds issued and outstanding totaling approximately $8.1 billion. The remaining performance obligation on those bonded projects totaled approximately $3.0 billion at December 31, 2024. We do not believe that it is likely that a material claim will be made under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Fixed and MSA Backlog by reporting segment for the periods ending December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024		December 31, 2023
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$71.1	$71.1	$96.3	$96.3
MSA Backlog	1,822.6	5,449.8	1,776.5	5,093.6
Backlog	$1,893.7	$5,520.9	$1,872.8	$5,189.9

Energy
Fixed Backlog	$3,160.6	$6,023.7	$2,599.0	$5,102.6
MSA Backlog	142.7	320.7	308.2	602.4
Backlog	$3,303.3	$6,344.4	$2,907.2	$5,705.0

Total
Fixed Backlog	$3,231.7	$6,094.8	$2,695.3	$5,198.9
MSA Backlog	1,965.3	5,770.5	2,084.7	5,696.0
Backlog	$5,197.0	$11,865.3	$4,780.0	$10,894.9

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

The carrying amounts for cash and cash equivalents, accounts receivable, short term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2024, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2024, $300.0 million of our variable rate debt outstanding was economically hedged. The interest rate swap matured on January 31, 2025. Based on our variable rate debt outstanding as of December 31, 2024, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $3.8 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in Item 8. “Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2024, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10. is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11. is set forth in our Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K or set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12. is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13. is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14. is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2024 and 2023 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2024, 2023 and 2022.
2.	Report of Moss Adams LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B)The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from certain other of our reports, registration statements and other filings with the SEC, as referenced below:

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

Exhibit No.	Description
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

Exhibit 10.11	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 9, 2023). (#)

Exhibit 10.12	John F. Moreno, Jr. Separation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 26, 2023). (#)

Exhibit 10.13

Amended and Restated Employment Agreement dated January 7, 2025, by and among Primoris Services Corporation and Jeremy Kinch (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on January 8, 2025) (#)

Exhibit 19.1	Insider Trading Policy (*)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Moss Adams LLP, independent registered public accounting firm (*)

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit No.	Description

Exhibit 97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K, as filed with the SEC on February 27, 2024)

Exhibit 101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

Exhibit 101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

Exhibit 101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

Exhibit 101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

Exhibit 101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
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

Primoris Services Corporation (Registrant)

Date:	February 24, 2025	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Thomas E. McCormick	President, Chief Executive Officer and Director
	Thomas E. McCormick	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Michael E. Ching	Director
Michael E. Ching

By:	/s/ Stephen C. Cook	Director
Stephen C. Cook

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ Jose R. Rodriguez	Director
Jose R. Rodriguez

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:		Director
Patricia K. Wagner

Date:	February 24, 2025

PRIMORIS SERVICES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Revenue Recognition – Estimated contract costs and variable consideration estimates: As described in Note 5 to the consolidated financial statements, for the year ended December 31, 2024, the Company’s consolidated revenue was $6,367 million, of which, $4,700 million was derived from contracts where scope was adequately defined, and was recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs at completion, and thus revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. Changes in these estimates could have a significant impact on the amount of revenue and profit recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration. Our audit procedures included the following, among others:

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

February 24, 2025

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$455,825	$217,778
Accounts receivable, net	834,386	685,439
Contract assets	773,736	846,176
Prepaid expenses and other current assets	95,525	135,840
Total current assets	2,159,472	1,885,233
Property and equipment, net	488,241	475,929
Operating lease assets	461,049	360,507
Intangible assets, net	207,896	227,561
Goodwill	856,869	857,650
Other long-term assets	22,341	20,547
Total assets	$4,195,868	$3,827,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624,254	$628,962
Contract liabilities	617,424	366,476
Accrued liabilities	350,077	263,492
Dividends payable	4,298	3,202
Current portion of long-term debt	74,633	72,903
Total current liabilities	1,670,686	1,335,035
Long-term debt, net of current portion	660,193	885,369
Noncurrent operating lease liabilities, net of current portion	333,370	263,454
Deferred tax liabilities	64,035	59,565
Other long-term liabilities	58,051	47,912
Total liabilities	2,786,335	2,591,335
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 53,740,729 and 53,366,327 issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	6	6
Additional paid-in capital	285,811	275,846
Retained earnings	1,127,953	961,028
Accumulated other comprehensive income	(4,237)	(788)
Total stockholders’ equity	1,409,533	1,236,092
Total liabilities and stockholders’ equity	$4,195,868	$3,827,427

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$6,366,838	$5,715,309	$4,420,599
Cost of revenue	5,663,593	5,127,818	3,963,714
Gross profit	703,245	587,491	456,885
Selling, general and administrative expenses	383,351	328,733	281,577
Transaction and related costs	2,442	5,685	20,054
Gain on sale and leaseback transaction	—	—	(40,084)
Operating income	317,452	253,073	195,338
Other income (expense):
Foreign exchange gain, net	2,674	1,163	1,088
Other income, net	106	1,604	2,072
Interest expense, net	(65,315)	(78,171)	(39,212)
Income before provision for income taxes	254,917	177,669	159,286
Provision for income taxes	(74,029)	(51,524)	(26,265)
Net income	180,888	126,145	133,021

Dividends per common share	$0.26	$0.24	$0.24

Earnings per share:
Basic	$3.37	$2.37	$2.50
Diluted	$3.31	$2.33	$2.47

Weighted average common shares outstanding:
Basic	53,636	53,297	53,200
Diluted	54,576	54,223	53,759

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$180,888	$126,145	$133,021
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,449)	1,832	(3,318)
Comprehensive income	$177,439	$127,977	$129,703

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	53,194,585	$6	$261,918	$727,433	$698	$990,055
Net income	—	—	—	133,021	—	133,021
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,318)	(3,318)
Issuance of shares	75,805	—	1,726	—	—	1,726
Conversion of stock based awards, net of shares withheld for taxes	131,709	—	(1,324)	—	—	(1,324)
Stock-based compensation	—	—	7,441	—	—	7,441
Purchase of stock	(277,200)	—	(5,990)	—	—	(5,990)
Dividends declared ($0.24 per share)	—	—	—	(12,773)	—	(12,773)
Balance, December 31, 2022	53,124,899	$6	$263,771	$847,681	$(2,620)	$1,108,838
Net income	—	—	—	126,145	—	126,145
Foreign currency translation adjustments, net of tax	—	—	—	—	1,832	1,832
Issuance of shares	72,823	—	1,978	—	—	1,978
Conversion of stock based awards, net of shares withheld for taxes	168,605	—	(1,736)	—	—	(1,736)
Stock-based compensation	—	—	11,833	—	—	11,833
Dividends declared ($0.24 per share)	—	—	—	(12,798)	—	(12,798)
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028	$(788)	$1,236,092
Net income	—	—	—	180,888	—	180,888
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,449)	(3,449)
Issuance of shares	51,689	—	2,307	—	—	2,307
Conversion of stock based awards, net of shares withheld for taxes	322,713	—	(7,473)	—	—	(7,473)
Stock-based compensation	—	—	15,131	—	—	15,131
Dividends declared ($0.26 per share)	—	—	—	(13,963)	—	(13,963)
Balance, December 31, 2024	53,740,729	$6	$285,811	$1,127,953	$(4,237)	$1,409,533

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$180,888	$126,145	$133,021
Adjustments to reconcile net income to net cash provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	95,522	107,041	99,157
Stock-based compensation expense	15,131	11,833	7,441
Gain on sale of property and equipment	(44,786)	(48,104)	(31,890)
Gain on sale and leaseback transaction	—	—	(40,084)
Unrealized loss (gain) on interest rate swap	1,565	(397)	(5,581)
Other non-cash items	4,139	2,181	277
Changes in assets and liabilities:
Accounts receivable	(167,629)	(16,885)	(98,724)
Contract assets	62,677	(229,826)	(118,806)
Other current assets	18,379	45,578	(70,275)
Net deferred tax liabilities	4,998	29,429	14,695
Other long-term assets	39	459	932
Accounts payable	11,384	93,433	191,532
Contract liabilities	251,188	84,745	(7,869)
Operating lease assets and liabilities, net	(5,301)	(1,194)	(505)
Accrued liabilities	66,388	(6,832)	5,707
Other long-term liabilities	13,731	946	4,318
Net cash provided by operating activities	508,313	198,552	83,346
Cash flows from investing activities:
Purchase of property and equipment	(126,555)	(103,005)	(94,690)
Proceeds from sale of assets	99,323	63,695	41,302
Proceeds from sale and leaseback transaction, net of related expenses	—	—	49,887
Cash paid for acquisitions, net of cash and restricted cash acquired	—	9,300	(478,438)
Net cash used in investing activities	(27,232)	(30,010)	(481,939)
Cash flows from financing activities:
Borrowings under revolving lines of credit	—	440,223	188,560
Payments on revolving lines of credit	—	(540,223)	(88,560)
Proceeds from issuance of long-term debt	—	10,000	469,531
Payments on long-term debt	(224,470)	(96,987)	(86,769)
Payments related to tax withholding for stock-based compensation	(7,473)	(1,734)	(1,324)
Debt issuance costs	—	—	(6,643)
Dividends paid	(12,867)	(12,783)	(12,778)
Purchase of common stock	—	—	(5,990)
Other	452	(3,775)	(3,984)
Net cash (used in) provided by financing activities	(244,358)	(205,279)	452,043
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,164	1,288	(102)
Net change in cash, cash equivalents and restricted cash	237,887	(35,449)	53,348
Cash, cash equivalents and restricted cash at beginning of the year	223,542	258,991	205,643
Cash, cash equivalents and restricted cash at end of the year	$461,429	$223,542	$258,991

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2024		2023	2022
Cash paid for interest	$61,339		$82,264	$37,177
Cash paid for income taxes, net of refunds received	65,348	(1)	5,072	3,574
Leased assets obtained in exchange for new operating leases	228,674		260,396	98,127

(1)	We purchased $40.0 million of transferable investment tax credits (“ITC”) in 2024 at a purchase price of $36.9 million. Cash paid for income taxes of $65.3 million in 2024 includes the $36.9M ITC purchase price.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2024	2023	2022
Dividends declared and not yet paid	$4,298	$3,202	$3,187

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

We have longstanding customer relationships with solar facility developers and utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction projects.

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

The classification of revenue, gross profit, and operating income for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit and operating income, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs, selling, general, and administrative expenses (“SG&A”) and indirect operating expenses, were made.

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

Variability — Our project values range in size from several hundred dollars to several hundred million dollars. The bulk of our work is comprised of project sizes that average less than $3.0 million. We also perform large construction projects which tend not to be seasonal but can fluctuate from year to year based on customer timing, project duration, weather, and general economic conditions. Our business may be affected by declines or delays in new projects or by client project schedules. Because of the cyclical nature of some of our business, the financial results for any period may fluctuate from prior periods, and our financial condition and operating results may vary from quarter to quarter. Results from one quarter may not be indicative of financial condition or operating results for any other quarter or for an entire year.

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

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. As a result of the PLH acquisition (as defined below), we acquired cash pledged to secure letters of credit, which was recorded as restricted cash at December 31, 2022. As of December 31, 2024, all of the restricted cash from the PLH acquisition had been released. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2024	2023	2022	2021
Cash and cash equivalents	$455,825	$217,778	$248,692	$200,512
Restricted cash included in prepaid expenses and other current assets	5,604	5,764	10,299	5,131
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$461,429	$223,542	$258,991	$205,643

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

As a result of the Tax Cuts and Jobs Act new taxes were created on certain foreign earnings. Namely, U.S. shareholders are now subject to a current tax on global intangible low-taxed income (“GILTI”) earned by specified foreign subsidiaries. Available guidance related to GILTI provides for an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. The current tax impacts of GILTI are included in our effective tax rate.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2024 and 2023, we had cash balances of $455.8 million and $217.8 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 22.9% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2024. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages.

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

Insurance—We self-insure worker’s compensation and general liability up to certain limits per claim. We maintained a self-insurance reserve totaling $57.9 million and $47.6 million at December 31, 2024 and 2023, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

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

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 5 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2024 and 2023 was $2.0 million and $1.5 million, respectively.

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (“the Facility”) with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the

Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. Fees associated with the Facility for the year ended December 31, 2024 and December 31, 2023 were $5.2 and $1.9 million and are included in interest expense in the Consolidated Statements of Income.

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

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $75.0 million as of December 31, 2024 and 2023. The SPE owned $209.4 million and $112.2 million of trade accounts receivable as of December 31, 2024 and 2023, respectively, which are included in Accounts receivable, net on the Consolidated Balance Sheets. For the year ended December 31, 2024 and 2023, we received $10.0 million and $75.0 million, respectively, in cash proceeds from the Facility, and repaid $10.0 million and $0, respectively to the Facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2024, we had $75.0 million available capacity under the Facility.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2024, certain contracts had revisions in cost estimates from those projected at December 31, 2023. This change in estimate resulted in a decrease in net income of $28.0 million, or $0.52 basic earnings per share and $0.51 diluted earnings per share for the year ended December 31, 2024.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 40.0% to 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2024, 2023 and 2022, approximately 41.3%, 41.1% and 46.1%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue, and no one customer accounted for more than 10% of total revenue.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2024, 2023 and 2022, our management has not identified any material impairment of its property and equipment.

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

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Equity Incentive Plan (“2013 Equity Plan”). Detailed discussion of shares issued under the 2013 Equity Plan are included in Note 16 — “Stock-Based Compensation” and in Note 19—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

In May 2023, the shareholders approved and we adopted the Primoris Services Corporation 2023 Equity Incentive Plan (“2023 Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 16 — “Stock-Based Compensation” and in Note 19—“Stockholders’ Equity”. Such share issuances include grants of RSUs and PSUs to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which changes the accounting and reporting of segment disclosure requirements primarily through enhanced disclosure about significant segment expenses in accordance with FASB Accounting Standards Codification 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively on or after the effective date. We adopted the new standard on January 1, 2024, on a prospective basis. This ASU resulted in us including additional required disclosures in the financial statement footnotes in our annual report on form 10-K commencing with the year ending December 31, 2024, but did not have an effect on our consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. We do not expect the adoption of this new standard in 2025 to have an impact on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will likely result in us including additional required disclosures in the financial statement footnotes, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows..

Other new pronouncements issued but not effective until after December 31, 2024, are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2024:
Cash and cash equivalents	$455,825	$—	$—
Interest rate swap	—	67	—

Assets as of December 31, 2023:
Cash and cash equivalents	217,778	—	—
Interest rate swap	—	1,633	—

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

The intangible assets acquired with the PLH acquisition consisted of Customer relationships of $77.3 million and Tradenames of $11.6 million. The Customer relationships and Tradenames are being amortized over a weighted average useful life of 15 years and 1.9 years, respectively. For the period from August 1, 2022, the acquisition date, to December 31, 2022, PLH contributed revenue of $367.9 million and gross profit of $38.2 million. It is impractical to segregate and identify revenue and gross profit for PLH in 2024 and 2023 as we have integrated PLH into our existing operations.

Acquisition costs related to PLH were $15.7 million for the year ended December 31, 2022, and are included in “Transaction and related costs” on the Consolidated Statements of Income. Such costs primarily consisted of professional fees paid to advisors.

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

Supplemental Unaudited Pro Forma Information for the twelve months ended December 31, 2022

The following pro forma information for the twelve months ended December 31, 2022, presents our results of operations as if the acquisition of PLH had occurred at the beginning of 2021. The supplemental pro forma information has been adjusted to include:

●	the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment;

●	the pro forma impact of nonrecurring transaction and related costs primarily consisting of advisor fees and transaction bonuses payments to select PLH employees directly attributable to the acquisition; and

●	the pro forma tax effect of both income before income taxes, and the pro forma adjustments, calculated using an effective tax rate of 16.5% for the twelve months ended December 31, 2022.

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

Year Ended December 31,
2022
(unaudited)
Revenue	$4,814,237
Income before provision for income taxes	149,125
Net income	124,537

Weighted average common shares outstanding:
Basic	53,200
Diluted	53,759

Earnings per share:
Basic	$2.34
Diluted	2.32

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2024, 2023, and 2022, $4.7 billion, $3.9 billion, and $2.7 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of December 31, 2024, we had $6.3 billion of remaining performance obligations. We expect to recognize approximately 54.8% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. For the year ended December 31, 2024, revenue was negatively impacted by $32.8 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2023. For the year ended December 31, 2023, revenue was positively impacted by $1.2 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2022. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2024, we had approximately $220.8 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $206.1 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2024.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Unbilled revenue	$492,252	$604,166	$420,511
Retention receivable	232,425	202,358	174,149
Contract materials (not yet installed)	49,059	39,652	21,564
	$773,736	$846,176	$616,224

Contract assets decreased by $72.4 million compared to December 31, 2023, primarily due to lower unbilled revenue.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Deferred revenue	$614,328	$363,159	$269,853
Accrued loss provision	3,096	3,317	6,094
	$617,424	$366,476	$275,947

Contract liabilities increased by $250.9 million compared to December 31, 2023, due to increased deferred revenue.

Revenue recognized for the years ended December 31, 2024 and 2023, that was included in the contract liability balance at the beginning of each year was approximately $324.4 million and $232.9 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the year ended December 31, 2024
Segment	MSA	Non-MSA	Total
Utilities	$2,004,494	$434,535	$2,439,029
Energy	339,269	3,692,766	4,032,035
Intersegment eliminations	(562)	(103,664)	(104,226)
Total	$2,343,201	$4,023,637	$6,366,838

	For the year ended December 31, 2023
Segment	MSA	Non-MSA	Total
Utilities	$1,814,728	$595,446	$2,410,174
Energy	291,098	3,055,072	3,346,170
Intersegment eliminations	(6,529)	(34,506)	(41,035)
Total	$2,099,297	$3,616,012	$5,715,309

	For the year ended December 31, 2022
Segment	MSA	Non-MSA	Total
Utilities	$1,692,590	$341,121	$2,033,711
Energy	332,384	2,064,967	2,397,351
Intersegment eliminations	(1,987)	(8,476)	(10,463)
Total	$2,022,987	$2,397,612	$4,420,599

Revenue by contract type was as follows (in thousands):

	For the year ended December 31, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$334,170	$1,542,824	$562,035	$2,439,029
Energy	2,584,459	663,776	783,800	4,032,035
Intersegment eliminations	(102,072)	(1,764)	(390)	(104,226)
Total	$2,816,557	$2,204,836	$1,345,445	$6,366,838
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2023
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$396,794	$1,497,915	$515,465	$2,410,174
Energy	2,236,540	585,629	524,001	3,346,170
Intersegment eliminations	(10,547)	(26,853)	(3,635)	(41,035)
Total	$2,622,787	$2,056,691	$1,035,831	$5,715,309
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2022
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$193,710	$1,335,716	$504,285	$2,033,711
Energy	1,696,776	407,068	293,507	2,397,351
Intersegment eliminations	(1,693)	(8,338)	(432)	(10,463)
Total	$1,888,793	$1,734,446	$797,360	$4,420,599
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 6—Property and Equipment

The following is a summary of property and equipment (in thousands):

	December 31,
	2024	2023	Useful Life
Land and buildings	$193,884	$168,788	Buildings 30 Years
Leasehold improvements	19,600	22,864	Various*
Office equipment	31,351	26,470	3 - 5 Years
Construction equipment	570,907	664,838	3 - 10 Years
Solar equipment	23,552	23,552	25 years
Construction in progress	74,644	38,669
	913,938	945,181
Less: accumulated depreciation and amortization	(425,697)	(469,252)
Property and equipment, net	$488,241	$475,929

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $75.9 million, $85.2 million and $78.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7—Goodwill and Intangible Assets

The change in goodwill by segment for 2024 and 2023 was as follows (in thousands):

	Utilities	Energy	Total
Balance at December 31, 2022	716,284	155,524	871,808
Goodwill adjustments during the period	(12,822)	(1,336)	(14,158)
Balance at December 31, 2023	703,462	154,188	857,650
Goodwill adjustments during the period	—	(781)	(781)
Balance at December 31, 2024	$703,462	$153,407	$856,869

The $0.8 million adjustment in 2024 relates to the disposal of assets within the Energy reporting unit.

There were no impairments of goodwill for the years ended December 31, 2024, 2023 and 2022.

The table below summarizes the intangible asset categories, which are generally amortized on a straight-line basis (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$19,220	$(18,151)	$1,069	$19,220	$(15,799)	$3,421
Customer relationships	295,977	(89,150)	206,827	295,977	(71,837)	224,140
Total	$315,197	$(107,301)	$207,896	$315,197	$(87,636)	$227,561

Amortization expense of intangible assets was $19.6 million, $21.8 million and $20.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2024, is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2025	17,655
2026	16,135
2027	15,598
2028	14,375
2029	14,375
Thereafter	129,758
$207,896

Note 8—Accounts Payable and Accrued Liabilities

At December 31, 2024 and 2023, accounts payable included retention amounts of approximately $44.6 million and $24.7 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	December 31,	December 31,
	2024	2023
Payroll and related employee benefits	$134,821	$108,618
Current operating lease liability	122,021	96,411
Casualty insurance reserves	16,878	18,015
Corporate income taxes and other taxes	53,469	14,203
Other	22,888	26,245
	$350,077	$263,492

Note 9—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31, 2024 (in thousands):

	December 31,	December 31,
	2024	2023
Term loan	$676,880	$874,128
Revolving credit facility	—	—
Commercial equipment notes	43,900	71,004
Mortgage notes	18,714	19,615
Total debt	739,494	964,747
Unamortized debt issuance costs	(4,668)	(6,475)
Total debt, net	$734,826	$958,272
Less: current portion	(74,633)	(72,903)
Long-term debt, net of current portion	$660,193	$885,369

The weighted average interest rate on total debt outstanding at December 31, 2024 and 2023 was 5.6% and 6.8%, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

Year Ending
December 31,
2025	$74,633
2026	64,411
2027	584,484
2028	8,847
2029	568
Thereafter	6,551
$739,494

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2024, interest rates ranged from 1.60% to 6.28% per annum and maturity dates range from February 2025 through October 2030. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2024, interest rates ranged from 4.21% to 4.50% per annum and maturity dates range from January 2025 through November 2028. These notes are secured by certain real estate.

Credit Agreement

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent Administrative Agent and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”) that increased the existing term loan by $439.5 million to an aggregate principal amount of $945.0 million (as amended, the “Term Loan”). The Credit Agreement is scheduled to mature on August 1, 2027.

In addition to the Term Loan, the Credit Agreement increased the existing $200.0 million revolving credit facility (“Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit, to $325.0 million. At December 31, 2024, commercial letters of credit outstanding were $52.3 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $272.7 million at December 31, 2024.

Under the Credit Agreement, we must make quarterly principal payments on the Term Loan in an amount equal to approximately $11.8 million, with the balance due on August 1, 2027.

We capitalized $6.5 million of debt issuance costs during 2022 associated with the Credit Agreement that is being amortized as interest expense over the life of the Credit Agreement. In addition, we recorded a loss on extinguishment of debt during 2022 of $0.8 million related to the Credit Agreement.

The principal amount of all loans under the Credit Agreement will bear interest at either: (i) the Secured Overnight Financing Rate plus an applicable margin as specified in the Credit Agreement (based on our net senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as defined in the Credit Agreement), or (ii) the Base Rate (which is the greater of (a) the Federal Funds Rate plus 0.50% or (b) the prime rate as announced by the Administrative Agent) plus an applicable margin as specified in the Credit Agreement. Quarterly non-use fees, letter of credit fees and administrative agent fees are payable at rates specified in the Credit Agreement.

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

We were in compliance with the covenants for the Credit Agreement at December 31, 2024.

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

On January 31, 2023, we entered into a second interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin which was 1.50% at December 31, 2024. The interest rate swap matured on January 31, 2025. See Note 10 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2024, commercial letters of credit outstanding were $1.0 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2024, was $13.0 million in Canadian dollars.

Note 10 — Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on September 13, 2018, with an initial notional amount of $165.0 million. The notional amount of the swap was adjusted down each quarter by a portion of the required principal payments made on the Term Loan and matured on July 10, 2023. On January 31, 2023, we entered into a second interest rate swap agreement with a notional amount of $300.0 million. Neither swap was designated as a hedge for accounting purposes. The swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of December 31, 2024, and 2023, our outstanding interest rate swap agreement contained a notional amount of $300.0 million, maturing on January 31, 2025.

Credit Risk. By using derivative instruments to economically hedge exposures to changes in interest rates, we are exposed to counterparty credit risk. Credit risk is the failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties. We have entered into netting agreements, including International Swap Dealers Association Agreements, which allow for netting of contract receivables and payables in the event of default by either party.

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
	Balance Sheet Location	2024	2023
Interest rate swap	Other current assets	$67	$—
Interest rate swap	Other long-term assets	—	1,633

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in thousands):

	Location of Gain	Year Ended December 31,
	Recognized on Derivatives	2024	2023	2022
Interest rate swap	Interest expense, net	$1,768	$5,335	$4,078

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

The components of operating lease expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense (1)	$148,311	$112,170	$76,761

________________________________________

(1)	Includes short-term leases, which are immaterial.

Our operating lease liabilities are reported on the Consolidated Balance Sheets as follows (in thousands):

	December 31,	December 31,
	2024	2023
Accrued liabilities	$122,021	$96,411
Noncurrent operating lease liabilities, net of current portion	333,370	263,454
	$455,391	$359,865

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):.

Future Minimum
For the Years Ending December 31,	Lease Payments
2025	$145,247
2026	135,061
2027	111,388
2028	71,092
2029	36,499
Thereafter	14,822
Total lease payments	$514,109
Less imputed interest	(58,718)
Total	$455,391

Other information related to operating leases is as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$145,791	$109,430
Weighted-average remaining lease term on operating leases (years)	3.90	4.44
Weighted-average discount rate on operating leases	6.50%	5.64%

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

Representation and Warranty Insurance Recoveries—We have obtained representation and warranty insurance to insure us against potential losses resulting from breaches of certain representations and warranties in connection with certain prior acquisitions. When appropriate, we file claims to recover losses attributable to breaches of representations or warranties by a selling party. The size of claim and amount of recovery can vary, but in some cases could have a material effect on our consolidated results of operations, financial condition or cash flow.

Bonding—As of December 31, 2024 and 2023, we had bid and payment/performance bonds issued and outstanding totaling approximately $8.1 billion and $5.9 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $3.0 billion and $2.7 billion, respectively.

Note 13—Reportable Segments

Our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, regularly reviews operating and financial performance based on our operating segments. We have aggregated our operating segments into two reportable segments in consideration of the aggregation criteria set forth in ASC 280. Our current reportable segments include the Utilities segment and the Energy segment.

Each of our reportable segments is composed of similar business units that specialize in services unique to the segment. Driving the end-user focused segments are differences in the economic characteristics of each segment, the nature of the services provided by each segment, the production processes of each segment, the type or class of customer using the segment’s services, the methods used by the segment to provide the services, and the regulatory environment of each segment’s customers.

The classification of certain operating expenses and SG&A expenses for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment profitability, certain allocations, including allocations of shared and indirect costs, as well as general and administrative costs are made. Certain of our fixed assets are used on an interchangeable basis across both reportable segments.

Beginning in the fourth quarter of 2024, our CODM began reviewing operating and financial data using Operating income rather than gross profit as the primary metric in evaluating performance. Operating income provides a complete view of our core business operations and captures the costs required to run the business including overhead and administrative expense. For segment reporting purposes, the CODM uses “Operating income” to evaluate segment performance and allocate resources, including budget-to-actual variances on a monthly basis. Additionally, Operating income is a better indicator of future performance and provides a more standardized basis for comparison between companies within our industry.

The following is a brief description of the reportable segments:

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communications systems.

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

Corporate and non-allocated costs include corporate facility and property costs; corporate salaries, benefits, incentive compensation and non-cash stock-based compensation; and acquisition and integration costs.

Segment Operating Income

Operating income is calculated as revenue less cost of revenue and SG&A costs. Cost of revenue includes certain direct and indirect costs such as labor and materials, equipment, depreciation, and subcontractor costs. SG&A includes compensation and benefits for executive, management level and administrative employees, marketing and communications, professional fees, rent for facilities and utilities, amortization, and other general costs required to run our business.

Operating performance by segment for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	For the year ended December 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,439,029	—	$4,032,035	—	$(104,226)	(1)	$6,366,838	—
Cost of revenue	2,181,068	89.4%	3,586,751	89.0%	(104,226)	(1)	5,663,593	89.0%
Gross profit	257,961	10.6%	445,284	11.0%	—		703,245	11.0%
Selling, general, and administrative expenses	118,253	4.8%	150,186	3.7%	114,912		383,351	6.0%
Transaction and related costs	—		—		2,442		2,442
Operating income	$139,708	5.7%	$295,098	7.3%	$(117,354)		$317,452	5.0%

(1)	Represents intersegment revenue and cost of revenue of $104.2 million in the Utilities segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2023
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,410,174	—	$3,346,170	—	$(41,035)	(1)	$5,715,309	—
Cost of revenue	2,203,182	91.4%	2,965,671	88.6%	(41,035)	(1)	5,127,818	89.7%
Gross profit	206,992	8.6%	380,499	11.4%	—		587,491	10.3%
Selling, general, and administrative expenses	117,799	4.9%	132,576	4.0%	78,358		328,733	5.8%
Transaction and related costs	—		—		5,685		5,685
Operating income	$89,193	3.7%	$247,923	7.4%	$(84,043)		$253,073	4.4%

(1)	Represents intersegment revenue and cost of revenue of $29.9 million in the Utilities segment and $11.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2022
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,033,711	—	$2,397,351		$(10,463)	(1)	$4,420,599	—
Cost of revenue	1,823,039	89.6%	2,151,138	89.7%	(10,463)	(1)	3,963,714	89.7%
Gross profit	210,672	10.4%	246,213	10.3%	—		456,885	10.3%
Selling, general, and administrative expenses	91,726	4.5%	108,563	4.5%	81,288		281,577	6.4%
Transaction and related costs	—		—		20,054		20,054
Gain on sale and leaseback transaction	—		—		(40,084)		(40,084)
Operating income	$118,946	5.8%	$137,650	5.7%	$(61,258)		$195,338	4.4%

(1)	Represents intersegment revenue and cost of revenue of $9.4 million in the Utilities segment and $1.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in thousands):

	Year Ended December 31, 2024
	2024	2023	2022
Operating Income	$317,452	$253,073	$195,338
Foreign exchange gain, net	2,674	1,163	1,088
Other income, net	106	1,604	2,072
Interest expense, net	(65,315)	(78,171)	(39,212)
Income before provision for income taxes	$254,917	$177,669	$159,286

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Utilities	$60,863	$70,916	$71,520
Energy	29,073	31,377	24,657
Corporate and non-allocated costs	5,586	4,748	2,980
Total depreciation and amortization	$95,522	$107,041	$99,157

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASC 280, to evaluate segment performance and are therefore not presented by segment.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 4.6%, 5.8% and 6.7% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, approximately 4.0% and 3.9%, respectively of total assets were located outside of the United States.

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

We contributed $62.9 million, $62.2 million, and $46.2 million, to multiemployer pension plans for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were charged to the related construction contracts in process.

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

During the last three years, we made annual contributions to 46 pension plans. Based upon the most recent and available plan financial information, we made contributions to the Construction Laborers Pension Trust for Southern California, the Southern California Pipe Trades Trust Funds, the Minnesota Laborers Pension Fund, and the Pipeline Industry Benefit Fund that represented more than 5% of the plan’s total contributions. None of the other significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2024, 2023 and 2022.

Our participation in significant plans for the years ended December 31, 2024, 2023 and 2022 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Thousands)
Pension Fund Name	Number	2024	2023	Implemented	Imposed	Date	2024	2023	2022
National Electric Annuity Plan (1)	52-6132372/001	N/A	N/A	N/A	N/A	N/A	$12,416	$7,805	$1,752

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2024	Green as of January 31, 2023	No	No	6/4/2026	7,496	6,150	5,592

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2023	Green as of December 31, 2022	No	No	6/30/2026	6,355	5,162	3,595

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2023	Green as of December 31, 2022	No	No	8/31/2026	4,821	4,290	3,268

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2023	Green as of May 31, 2023	No	No	6/30/2027	4,525	5,198	3,699

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2023	Green as of December 31, 2022	No	No	6/1/2025	3,869	3,579	3,749

Operating Engineer Trust Funds	95-6032478/001	Green as of June 30, 2023	Yellow as of June 30, 2023	No	No	6/30/2025	3,652	4,856	1,973

Pipeline Industry Benefit Fund	73-6146433/001	Green as of December 31, 2023	Green as of December 31, 2022	No	No	6/1/2026	3,353	4,363	495

Laborers International Union of North America National Pension Fund	52-6074345/001	Green as of December 31, 2023	Green as of December 31, 2022	No	No	6/1/2025	3,109	2,000	2,534

United Association National Pension Fund Formerly Plumbers & Pipefitters National Pension Fund	52-6152779	Green as of June 30, 2023	Green as of June 30, 2022	No	No	6/4/2026	2,251	2,358	2,847

				Contributions to significant plans			51,847	45,761	29,504
				Contributions to other multiemployer plans			11,089	16,474	16,659

				Total contributions made			$62,936	$62,235	$46,163

(1)	This plan is a defined contribution multiemployer pension plan and therefore, PPA zone status, funding status, surcharge, and collective bargaining agreement disclosures are not applicable.

Note 15—Employee Benefit Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2022 through 2024. Matching contributions to all defined contribution plans for the years ended December 31, 2024, 2023 and 2022 were $18.0 million, $16.4 million, and $16.6 million, respectively. The increase in matching contributions in 2024 is primarily due to increased participation in the plans. We have no other post-retirement benefits.

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

As of December 31, 2024 and 2023, the deferred compensation liability under our deferred compensation plan was $1.2 and $0.3 million, respectively, which was included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. To provide for future obligations related to these deferred compensation plans, we have invested in corporate-owned life insurance (“COLI”) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 31, 2024 and 2023, the fair market was $1.1 million and $0.3 million, respectively, which was included in “Other long-term assets” in the accompanying Consolidated Balance Sheets.

Note 16—Stock-Based Compensation

We maintain two equity compensation plans under which stock-based compensation has been granted, the 2013 Equity Plan and the 2023 Equity Plan. Upon the adoption of the 2023 Equity Plan, awards were no longer granted under the 2013 Equity Plan. The 2023 Equity Plan permits the granting of up to 6.5 million shares to executives, directors and certain senior managers. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. As of December 31, 2024, there were 5.8 million shares of common stock remaining available for grant under the 2023 Equity Plan.

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

Restricted Stock Units

We grant time-vested stock awards in the form of restricted stock units. The fair value of the RSUs is based on the closing market price of our common stock on the day prior to the date of the grant. Stock compensation expense for the RSUs is amortized using the straight-line method over the service period. Time-vested stock awards granted to eligible employees generally vest 25% in year one, 25% in year two, and 50% in year three.

The table below presents RSU activity for 2024:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	692,715	$28.14
Granted	306,674	45.16
Vested	(387,881)	29.57
Forfeited	(58,088)	33.50
Balance at December 31, 2024	553,420	36.01

During 2023, 355,644 RSUs were granted with a weighted-average grant date fair value per unit of $27.83. The total fair value of RSUs that vested during 2024, 2023 and 2022 was $11.5 million, $6.5 million and $4.5 million, respectively. At December 31, 2024, approximately $13.5 million of unrecognized compensation expense remains for the RSUs, which will be recognized over a weighted average period of 2.24 years.

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

The table below presents PSU activity for 2024:

Nonvested PSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	334,938	$27.50
Granted	162,040	39.51
Vested	(106,931)	27.66
Forfeited	(55,324)	32.45
Balance at December 31, 2024	334,723	32.02

At December 31, 2024, approximately $6.6 million of unrecognized compensation expense remains for the PSUs, which will be recognized over a weighted average period of 1.80 years.

Stock-based Compensation Expense

For the years ended December 31, 2024, 2023 and 2022, we recognized $15.1 million, $11.8 million, and $7.4 million, respectively, in compensation expense for both RSUs and PSUs.

Note 17—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$236,507	$158,137	$133,564
Foreign	18,410	19,532	25,722
Total	$254,917	$177,669	$159,286

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision
Federal	$49,816	$11,337	$5,412
State	12,258	7,124	2,117
Foreign	7,485	3,705	4,041
	69,559	22,166	11,570
Deferred provision (benefit)
Federal	5,673	28,634	12,645
State	(387)	1,412	(428)
Foreign	(816)	(688)	2,478
	4,470	29,358	14,695

Total	$74,029	$51,524	$26,265

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax impact	3.7	3.8	0.8
Tax credits	(1.5)	(0.7)	(1.9)
Income taxed at rates greater than U.S.	0.7	0.2	0.6
Nondeductible meals & entertainment	3.4	3.6	0.5
Nondeductible compensation	0.8	0.7	0.4
Capital loss utilization - release of valuation allowance	0.0	0.0	(5.8)
Other items	0.9	0.4	0.9
Effective tax rate	29.0%	29.0%	16.5%

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 23%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2021 through 2024.

We purchased $40.0 million of transferable ITCs in 2024 at a purchase price of $36.9 million which we expect to fully utilize within our 2024 federal income tax return.  We made an accounting policy election to use the flow through income statement method under which we recognized the benefit of the ITC in our 2024 income tax expense.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued compensation	$12,232	$12,044
Accrued workers compensation	3,889	3,103
Net operating losses	34,954	41,819
Disallowed interest	—	8,227
Lease liabilities	91,933	72,363
Insurance reserves	8,875	6,430
Loss reserves	1,150	1,309
Tax credits	825	748
Capitalized research	14,994	11,522
Other	87	315
Total deferred tax assets	168,939	157,880
Deferred tax liabilities
Depreciation and amortization	(124,395)	(130,051)
Prepaid expenses and other	(4,096)	(3,672)
Lease assets	(94,140)	(73,516)
Total deferred tax liabilities	(222,631)	(207,239)

Valuation allowance	(10,343)	(10,206)

Net deferred tax liabilities	$(64,035)	$(59,565)

As of December 31, 2024, we have recorded a deferred tax asset of $35.0 million reflecting the tax benefit of approximately $507.9 million of federal and state income tax net operating loss carryforwards, some of which were acquired in the acquisitions of PLH and other companies. Our tax credits of $0.8 million generally expire between 10 and 20 years after they are generated. Our U.S. federal net operating losses expire beginning in 2031, and our state net operating losses generally expire 20 years after the period in which the losses were incurred.

The valuation allowances for deferred income tax assets at December 31, 2024 and 2023, were $10.3 million and $10.2 million, respectively. The $0.1 million increase in valuation allowances during 2024 was due to changes in the realizability of the state net operating losses. These valuation allowances primarily relate to state net operating loss carryforwards established due to uncertainty in Primoris’ outlook as to the amount of future taxable income required in particular tax jurisdictions in order to utilize certain tax losses, considering also the tax regulations which limit the annual utilization of acquired losses. Primoris believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$9,217	$10,196	$1,337
Increases in balances for tax positions taken during the current year	120	120	120
(Decreases) increases in balances for tax positions taken during prior years	—	(687)	9,204
Lapse of statute of limitations	—	(412)	(465)
Total	$9,337	$9,217	$10,196

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. We recognized interest expense related to uncertain tax positions of $0.7 million, $0.6 million, and $0.2 million for the years ending December 31, 2024, 2023, and 2022, respectively.

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

Note 18—Dividends and Earnings Per Share

We have declared cash dividends during 2022, 2023 and 2024 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 24, 2022	March 31, 2022	April 15, 2022	0.06
May 4, 2022	June 30, 2022	July 15, 2022	0.06
August 3, 2022	September 30, 2022	October 15, 2022	0.06
November 3, 2022	December 31, 2022	January 13, 2023	0.06
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06
October 30, 2024	December 31, 2024	January 15, 2025	0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$180,888	$126,145	$133,021

Denominator:
Weighted average shares for computation of basic earnings per share:	53,636	53,297	53,200
Dilutive effect of stock-based awards	940	926	559
Weighted average shares for computation of diluted earnings per share	54,576	54,223	53,759

Earnings per share:
Basic	$3.37	$2.37	$2.50
Diluted	$3.31	$2.33	$2.47

Note 19—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. No shares of Preferred Stock were outstanding at December 31, 2024 and 2023.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 53,740,729 and 53,366,327 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

We issued 11,359 shares of common stock in 2024, 21,245 shares of common stock in 2023, and 23,782 shares of common stock in 2022 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.3 million in 2024, $0.3 million in 2023, and $0.6 million in 2022. Our LTR Plan for managers allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2024, 2023 and 2022 were for bonus amounts earned in 2023, 2022 and 2021 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31, 2024, 2023, and 2022, we issued 24,792, 39,040, and 42,080 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

During the years ended December 31, 2024, 2023, and 2022, 322,713, 168,605, and 131,709 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. In 2024, 15,538 shares were purchased at an average price of $39.51 per share. In 2023, 12,538 shares were purchased at an average purchase price of $25.85 per share.

Share Purchase Plan

In November 2021, our Board of Directors authorized a $25.0 million share purchase program. Under the share purchase program, we can, depending on market conditions, share price and other factors, acquire shares of our common stock on the open market or in privately negotiated transactions. In February 2022, our Board of Directors replenished the limit to $25.0 million. During the years ended December 31, 2024 and 2023 we did not purchase any shares of common stock. During the year ended December 31, 2022, we purchased and cancelled 277,200 shares of common stock, which in the aggregate equaled $6.0 million at an average share price of $21.61. The share purchase plan expired on December 31, 2024.

Note 20—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2024
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,412,707	$1,563,715	$1,649,086	$1,741,330
Gross profit	133,376	186,710	198,561	184,598
Net income	18,943	49,543	58,436	53,966

Earnings per share:
Basic earnings per share	$0.35	$0.92	$1.09	$1.00
Diluted earnings per share	0.35	0.91	1.07	0.99

Weighted average shares outstanding
Basic	53,490	53,640	53,692	53,720
Diluted	54,414	54,653	54,675	54,662

	Year Ended December 31, 2023
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,256,896	$1,413,377	$1,529,486	$1,515,550
Gross profit	99,732	157,264	173,895	156,600
Net income	1,310	39,032	48,144	37,659

Earnings per share:
Basic earnings per share	$0.02	$0.73	$0.90	$0.71
Diluted earnings per share	0.02	0.72	0.89	0.69

Weighted average shares outstanding
Basic	53,184	53,301	53,339	53,360
Diluted	53,944	54,324	54,351	54,385