Form 10-Q
period 2025-03-31
Primoris Services Corp
filed 2025-05-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, 54,001,988 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$351,581	$455,825
Accounts receivable, net	756,504	834,386
Contract assets	939,014	773,736
Prepaid expenses and other current assets	126,795	95,525
Total current assets	2,173,894	2,159,472
Property and equipment, net	506,598	488,241
Operating lease assets	454,893	461,049
Intangible assets, net	203,259	207,896
Goodwill	856,869	856,869
Other long-term assets	21,975	22,341
Total assets	$4,217,488	$4,195,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795,290	$624,254
Contract liabilities	555,248	617,424
Accrued liabilities	360,329	350,077
Dividends payable	4,324	4,298
Current portion of long-term debt	68,061	74,633
Total current liabilities	1,783,252	1,670,686
Long-term debt, net of current portion	543,924	660,193
Noncurrent operating lease liabilities, net of current portion	320,405	333,370
Deferred tax liabilities	64,034	64,035
Other long-term liabilities	60,133	58,051
Total liabilities	2,771,748	2,786,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 53,995,590 and 53,740,729 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	6	6
Additional paid-in capital	282,006	285,811
Retained earnings	1,167,869	1,127,953
Accumulated other comprehensive income	(4,141)	(4,237)
Total stockholders’ equity	1,445,740	1,409,533
Total liabilities and stockholders’ equity	$4,217,488	$4,195,868

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

C
	Three Months Ended
	March 31,
	2025	2024
Revenue	$1,648,112	$1,412,707
Cost of revenue	1,477,455	1,279,331
Gross profit	170,657	133,376
Selling, general and administrative expenses	99,501	88,588
Transaction and related costs	792	550
Operating income	70,364	44,238
Other income (expense):
Foreign exchange (loss) gain, net	(282)	560
Other income (expense), net	16	(126)
Interest expense, net	(7,789)	(17,992)
Income before provision for income taxes	62,309	26,680
Provision for income taxes	(18,069)	(7,737)
Net income	$44,240	$18,943

Dividends per common share	$0.08	$0.06

Earnings per share:
Basic	$0.82	$0.35
Diluted	$0.81	$0.35

Weighted average common shares outstanding:
Basic	53,813	53,490
Diluted	54,705	54,414

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$44,240	18,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	96	(1,273)
Comprehensive income	$44,336	$17,670

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2024	53,740,729	$6	$285,811	$1,127,953		$(4,237)	$1,409,533
Net income	—	—	—	44,240		—	44,240
Foreign currency translation adjustments, net of tax	—	—	—	—		96	96
Issuance of shares	17,894	—	1,079	—		—	1,079
Conversion of stock based awards, net of shares withheld for taxes	236,967	—	(9,911)	—		—	(9,911)
Stock-based compensation	—	—	5,027	—		—	5,027
Dividends declared ($0.08 per share)	—	—	—	(4,324)		—	(4,324)
Balance, March 31, 2025	53,995,590	$6	$282,006	$1,167,869		$(4,141)	$1,445,740

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2023	53,366,327	$6	$275,846	$961,028		$(788)	$1,236,092
Net income	—	—	—	18,943		—	18,943
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,273)	(1,273)
Issuance of shares	28,444	—	1,098	—		—	1,098
Conversion of stock based awards, net of shares withheld for taxes	235,719	—	(4,639)	—		—	(4,639)
Stock-based compensation	—	—	2,406	—		—	2,406
Dividends declared ($0.06 per share)	—	—	—	(3,222)		—	(3,222)
Balance, March 31, 2024	53,630,490	$6	$274,711	$976,749		$(2,061)	$1,249,405

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$44,240	$18,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,397	24,581
Stock-based compensation expense	5,027	2,406
Gain on sale of property and equipment	(5,922)	(9,141)
Unrealized loss (gain) on interest rate swap	—	(662)
Other non-cash items	540	2,149
Changes in assets and liabilities:
Accounts receivable	79,253	(129,344)
Contract assets	(165,248)	(26,511)
Other current assets	(31,232)	562
Other long-term assets	(435)	(650)
Accounts payable	172,303	4,022
Contract liabilities	(62,176)	73,710
Operating lease assets and liabilities, net	(2,014)	(5,530)
Accrued liabilities	7,063	14,841
Other long-term liabilities	3,376	2,160
Net cash provided by (used in) operating activities	66,172	(28,464)
Cash flows from investing activities:
Purchase of property and equipment	(40,590)	(10,434)
Proceeds from sale of assets	7,412	14,621
Net cash (used in) provided by investing activities	(33,178)	4,187
Cash flows from financing activities:
Payments on long-term debt	(123,293)	(6,978)
Proceeds from issuance of common stock	783	620
Payments related to tax withholding for stock-based compensation	(9,911)	(4,639)
Dividends paid	(4,298)	(3,202)
Other	(545)	(907)
Net cash used in financing activities	(137,264)	(15,106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(314)
Net change in cash, cash equivalents and restricted cash	(104,259)	(39,697)
Cash, cash equivalents and restricted cash at beginning of the period	461,429	223,542
Cash, cash equivalents and restricted cash at end of the period	$357,170	$183,845

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$7,295	$6,830
Cash paid for income taxes, net of refunds received	(421)	(24)
Leased assets obtained in exchange for new operating leases	18,984	60,127

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2025	2024
Dividends declared and not yet paid	$4,324	$3,222

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is one of the leading providers of infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our two segments—Utilities and Energy.

We have longstanding customer relationships with solar facility developers, utility, refining, petrochemical,

communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction projects.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 25, 2025, which contains our audited consolidated financial statements for the year ended December 31, 2024, have been omitted.

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

	March 31,
	2025	2024
Cash and cash equivalents	$351,581	$177,600
Restricted cash included in prepaid expenses and other current assets	5,589	6,245
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$357,170	$183,845

	December 31,
	2024	2023
Cash and cash equivalents	$455,825	$217,778
Restricted cash included in prepaid expense and other current assets	5,604	5,764
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$461,429	$223,542

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (the “Facility”) with PNC Bank, National Association (“PNC”) to improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. In March 2025, we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended Facility”), modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. Fees associated with the Amended Facility for the three months ended March 31, 2025 and 2024, were $1.4 and $1.3 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income.

Under the Amended Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. The SPE transfers ownership and control of qualifying accounts receivable to PNC and Regions up to the maximum purchase commitment. We and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and derecognize the trade accounts receivable from our Condensed Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $100.0 million as of March 31, 2025. The SPE owned $194.0 million of trade accounts receivable as of March 31, 2025, which are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, we received $25.0 million and $10.0 million, respectively, in cash proceeds from the Amended Facility, and repaid $0 and $0, respectively, to the Amended Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2025, we had $50.0 million available capacity under the Amended Facility.

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

For the three months ended March 31, 2025 and 2024, approximately 47.1% and 46.4%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. This ASU will likely result in us including additional required disclosures in the financial statement footnotes in our annual report on Form 10-K commencing with the year ending December 31, 2025, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. generally accepted accounting principles (“GAAP”) in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will likely result in us including additional required disclosures in the financial statement footnotes, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

Note 3—Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2025:
Cash and cash equivalents	$351,581	$—	$—

Assets as of December 31, 2024:
Cash and cash equivalents	$455,825	$—	$—
Interest rate swap	—	67	—

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

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the three months ended March 31, 2025 and 2024, $1,225.5 million, and $1,009.4 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

We evaluate whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASC Topic 606, Revenue from Contracts with Customers, defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally we have contracts with multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively our best estimate of the standalone selling price of each distinct performance obligation in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach for each performance obligation.

As of March 31, 2025, we had $5.8 billion of remaining performance obligations. We expect to recognize 59.9% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation including trade and tariffs, politics and pandemics may affect the progress of a project’s completion, and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2025, revenue was negatively impacted by $5.2 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2024. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of March 31, 2025, we had approximately $212.1 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $190.6 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2025.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Unbilled revenue	$638,690	$492,252
Retention receivable	245,800	232,425
Contract materials (not yet installed)	54,524	49,059
	$939,014	$773,736

Contract assets increased by $165.3 million compared to December 31, 2024, primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Deferred revenue	$552,373	$614,328
Accrued loss provision	2,875	3,096
	$555,248	$617,424

Contract liabilities decreased by $62.2 million compared to December 31, 2024, due to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2025, that was included in the contract liability balance as of December 31, 2024, was approximately $397.1 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended March 31, 2025
Segment	MSA	Non-MSA	Total
Utilities	$452,083	$111,324	$563,407
Energy	38,410	1,069,931	1,108,341
Intersegment eliminations	(541)	(23,095)	(23,636)
Total	$489,952	$1,158,160	$1,648,112

	For the three months ended March 31, 2024
Segment	MSA	Non-MSA	Total
Utilities	$381,498	$106,426	$487,924
Energy	92,766	854,812	947,578
Intersegment eliminations	(194)	(22,601)	(22,795)
Total	$474,070	$938,637	$1,412,707

Revenue by contract type was as follows (in thousands):

	For the three months ended March 31, 2025
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$77,930	$344,371	$141,106	$563,407
Energy	776,949	147,172	184,220	1,108,341
Intersegment eliminations	(19,127)	(3,462)	(1,047)	(23,636)
Total	$835,752	$488,081	$324,279	$1,648,112
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2024
Segment	Fixed-price	Unit-price	Cost reimbursable (1)	Total
Utilities	$87,000	$297,425	$103,499	$487,924
Energy	603,300	142,789	201,489	947,578
Intersegment eliminations	(20,950)	(1,753)	(92)	(22,795)
Total	$669,350	$438,461	$304,896	$1,412,707
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	March 31,	December 31,
Reporting Segment	2025	2024
Utilities	$703,462	$703,462
Energy	153,407	153,407
Total Goodwill	$856,869	$856,869

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
Tradenames	$19,220	$(18,609)	$611	$19,220	$(18,151)	$1,069
Customer relationships	295,977	(93,329)	202,648	295,977	(89,150)	206,827
Total	$315,197	$(111,938)	$203,259	$315,197	$(107,301)	$207,896

Amortization expense of intangible assets was $4.6 million and $5.2 million for the three months ended March 31, 2025, and 2024, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2025 (remaining nine months)	13,019
2026	16,135
2027	15,598
2028	14,375
2029	14,375
Thereafter	129,757
$203,259

Note 6—Accounts Payable and Accrued Liabilities

As of March 31, 2025, and December 31, 2024, accounts payable included retention amounts of approximately $42.5 million and $44.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and related employee benefits	$117,224	$134,821
Current operating lease liability	126,816	122,021
Casualty insurance reserves	18,343	16,878
Corporate income taxes and other taxes	77,662	53,469
Other	20,284	22,888
	$360,329	$350,077

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term loan	$565,068	$676,880
Revolving credit facility	—	—
Commercial equipment notes	38,251	43,900
Mortgage notes	12,883	18,714
Total debt	616,202	739,494
Unamortized debt issuance costs	(4,217)	(4,668)
Total debt, net	$611,985	$734,826
Less: current portion	(68,061)	(74,633)
Long-term debt, net of current portion	$543,924	$660,193

The weighted average interest rate on total debt outstanding as of March 31, 2025 and December 31, 2024 was 5.5% and 5.6%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. As of March 31, 2025, commercial letters of credit outstanding were $24.6 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $300.4 million as of March 31, 2025.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of March 31, 2025.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matured on January 31, 2025. See Note 8 – “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of March 31, 2025, commercial letters of credit outstanding were $0.4 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of March 31, 2025 was $13.6 million in Canadian dollars.

Note 8—Derivative Instruments

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging interest rate risk. None of our derivative instruments are used for trading purposes.

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our Amended Credit Agreement. To manage fluctuations in cash flows resulting from changes in interest rates on a portion of our variable-rate debt, we entered into an interest rate swap agreement on January 31, 2023, with a notional amount of $300.0 million. The swap was not designated as a hedge for accounting purposes. The swap effectively changes the variable-rate cash flow exposure on the debt obligations to fixed rates. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swap. As of December 31, 2024, our outstanding interest rate swap agreement contained a notional amount of $300.0 million. The interest rate swap matured on January 31, 2025.

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

The following table summarizes the fair value of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2025	2024
Interest rate swap	Other current assets	$—	$67

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

	Location of Gain	Three Months Ended March 31,
	Recognized on Derivatives	2025	2024
Interest rate swap	Interest expense, net	$22	$1,673

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

The effective tax rate on income for the three months ended March 31, 2025, and 2024 is 29.0%. For the first three months of 2025 and 2024, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

Our U.S. federal income tax returns are generally no longer subject to examination for tax years before 2020. The statutes of limitation of state and foreign jurisdictions generally vary between three to five years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2019.

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

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2025 and 2024 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06
October 30, 2024	December 31, 2024	January 15, 2025	0.08
February 19, 2025	March 31, 2025	April 15, 2025	0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$44,240	$18,943

Denominator:
Weighted average shares for computation of basic earnings per share:	53,813	53,490
Dilutive effect of stock-based awards	892	924
Weighted average shares for computation of diluted earnings per share	54,705	54,414

Earnings per share:
Basic	$0.82	$0.35
Diluted	$0.81	$0.35

Note 11—Stockholders’ Equity

Common stock

We issued 3,118 and 11,359 shares of common stock in the three months ended March 31, 2025, and 2024, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.2 million and $0.3 million for the three months ended March 31, 2025, and 2024. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the three months ended March 31, 2025, were a portion of bonus amounts earned in 2024, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2024. The shares purchased in the three months ended March 31, 2024, were for bonus amounts earned in 2023, and the number of shares was calculated based on 75% of the average daily closing market price during December 2023.

During the three months ended March 31, 2025, and 2024, we issued 3,736 and 7,984 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2025 and 2024, a total of 236,967 and 235,719 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended March 31, 2025, 11,040 shares were purchased at an average discounted purchase price of $51.80 per share. For the three months ended March 31, 2024, 9,101 shares were purchased at an average discounted purchase price of $35.52 per share.

Share Purchase Plan

The Board of Directors evaluates the use of share purchase programs from time to time. The number of shares to be authorized, if any, will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements and general business conditions. As of March 31, 2025, we did not have any shares available for purchase under a share purchase program.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense (1)	$41,574	$34,625

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2025	2024
Accrued liabilities	$126,816	$122,021
Noncurrent operating lease liabilities, net of current portion	320,405	333,370
	$447,221	$455,391

Note 13—Commitments and Contingencies

Legal proceedings —We are subject to claims and legal proceedings arising out of our business. We record costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss.

Management is unable to ascertain the ultimate outcome of claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retentions, management believes that it has meritorious defenses to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flow.

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

Bonding — As of March 31, 2025 and December 31, 2024, we had bid and completion bonds issued and outstanding totaling approximately $8.3 billion and $8.1 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.9 billion and $3.0 billion as of March 31, 2025, and December 31, 2024, respectively.

Note 14—Reportable Segments

Our Chief Operating Decision Maker (“CODM”), who is our Interim President and Chief Executive Officer, regularly reviews operating and financial performance based on our operating segments. We have aggregated our operating segments into two reportable segments in consideration of the aggregation criteria set forth in ASC 280. Our current reportable segments include the Utilities segment and the Energy segment.

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

Operating performance by segment for the three months ended March 31, 2025, and 2024 was as follows (in thousands):

	For the three months ended March 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$563,407	—	$1,108,341	—	$(23,636)	(1)	$1,648,112	—
Cost of revenue	511,829	90.8%	989,262	89.3%	(23,636)	(1)	1,477,455	89.6%
Gross profit	51,578	9.2%	119,079	10.7%	—		170,657	10.4%
Selling, general, and administrative expenses	33,518	5.9%	40,218	3.6%	25,765		99,501	6.0%
Transaction and related costs	—		—		792		792
Operating income	$18,060	3.2%	$78,861	7.1%	$(26,557)		$70,364	4.3%
(1)	Represents intersegment revenue and cost of revenue of $23.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended March 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$487,924	—	$947,578	—	$(22,795)	(1)	$1,412,707	—
Cost of revenue	458,446	94.0%	843,680	89.0%	(22,795)	(1)	1,279,331	90.6%
Gross profit	29,478	6.0%	103,898	11.0%	—		133,376	9.4%
Selling, general, and administrative expenses	29,279	6.0%	37,315	3.9%	21,994		88,588	6.3%
Transaction and related costs	—		—		550		550
Operating income	$199	0.0%	$66,583	7.0%	$(22,544)		$44,238	3.1%
(1)	Represents intersegment revenue and cost of revenue of $22.8 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating Income	$70,364	$44,238
Foreign exchange (loss) gain, net	(282)	560
Other income (expense), net	16	(126)
Interest expense, net	(7,789)	(17,992)
Income before provision for income taxes	$62,309	$26,680

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the three months ended March 31, 2025, and 2024 was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Utilities	$14,151	$15,680
Energy	5,885	7,712
Corporate and non-allocated costs	1,361	1,189
Total depreciation and amortization	$21,397	$24,581

Geographic Region — Revenue and Total Assets

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASU Topic 280, to evaluate segment performance and are therefore not presented by segment.

The majority of our revenue is derived from customers in the United States with approximately 2.2% and 6.3% generated from sources outside of the United States during the three months ended March 31, 2025 and 2024, respectively, principally in Canada. As of March 31, 2025 and December 31, 2024, approximately 3.6% and 4.0%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (“First Quarter 2025 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2025 Report, our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter

2025 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2025 Report and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Utilities segment operates throughout the United States and specializes in a range of services, including the installation and maintenance of new and existing natural gas and electric utility distribution and transmission systems and communications systems.

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

We have longstanding customer relationships with solar facility developers, utility, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as power producers and transportation agencies across our core markets. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States and major electrical and gas projects for a number of large utility companies in the United States. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

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

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business is uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our services in affected markets. We will continue to monitor these developments closely, particularly those that affect our business which operates in both the U.S. and Canada. We are also developing contingency plans, including alternative sourcing strategies and supplier diversification to mitigate potential future impacts.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. We began 2025 with $300.0 million of our variable rate debt outstanding economically hedged. The interest rate swap matured on January 31, 2025. Based on our variable rate debt outstanding as of March 31, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for credit losses, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since December 31, 2024.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2025, to the three months ended March 31, 2024.

Revenue

Revenue was $1,648.1 million for the three months ended March 31, 2025, an increase of $235.4 million, or 16.7%, compared to the same period in 2024. The increase was due to growth in both our Energy and Utilities segments.

Gross Profit

Gross profit was $170.7 million for the three months ended March 31, 2025, an increase of $37.3 million, or 28.0%, compared to the same period in 2024. The increase was primarily due to an increase in revenue in both segments and improved margins in our Utilities segment. Gross profit as a percentage of revenue increased to 10.4% for the three months ended March 31, 2025, compared to 9.4% for the same period in 2024 primarily driven by improved margins in our Utilities segment.

Selling, general and administrative expenses

SG&A expenses were $99.5 million during the three months ended March 31, 2025, an increase of $10.9 million, or 12.3%, compared to 2024, primarily due to increased people costs to support revenue growth and costs associated with the separation agreement entered into with our former Chief Executive Officer. SG&A expenses as a percentage of revenue decreased to 6.0% compared to 6.3% for the corresponding period in 2024 due to increased revenue.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2025, and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Foreign exchange (loss) gain, net	$(282)	$560
Other income (expense), net	16	(126)
Interest expense, net	(7,789)	(17,992)
Total other expense	$(8,055)	$(17,558)

Interest expense, net for the three months ended March 31, 2025, decreased $10.2 million compared to the same period in 2024 due to lower average debt balances and lower average interest rates.

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

The effective tax rate for the three-month periods ended March 31, 2025 and March 31, 2024, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2025, of $18.1 million compared to $7.7 million for the three months ended March 31, 2024. The $10.4 million increase is primarily driven by a $35.6 million increase in pretax income.

Segment results

Operating performance by segment for the three months ended March 31, 2025 and 2024 was as follows (in millions):

	For the three months ended March 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$563.4	—	$1,108.3	—	$(23.6)	(1)	$1,648.1	—
Cost of revenue	511.8	90.8%	989.2	89.3%	(23.6)	(1)	1,477.5	89.6%
Gross profit	51.6	9.2%	119.1	10.7%	—		170.7	10.4%
Selling, general, and administrative expenses	33.5	5.9%	40.2	3.6%	25.8		99.5	6.0%
Transaction and related costs	—		—		0.8		0.8
Operating income	$18.1	3.2%	$78.9	7.1%	$(26.6)		$70.4	4.3%
(1)	Represents intersegment revenue and cost of revenue of $23.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended March 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$487.9	—	$947.6	—	$(22.8)	(1)	$1,412.7	—
Cost of revenue	458.4	94.0%	843.7	89.0%	(22.8)	(1)	1,279.3	90.6%
Gross profit	29.5	6.0%	103.9	11.0%	—		133.4	9.4%
Selling, general, and administrative expenses	29.3	6.0%	37.3	3.9%	21.9		88.6	6.3%
Transaction and related costs	—		—		0.6		0.6
Operating income	$0.2	0.0%	$66.6	7.0%	$(22.5)		$44.2	3.1%
(1)	Represents intersegment revenue and cost of revenue of $22.8 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Utilities Segment

Revenue increased by $75.5 million, or 15.5%, for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increased activity in our power delivery, communications and gas operations markets.

Operating income for the three months ended March 31, 2025 increased $17.9 million compared to the same period in 2024 due to revenue growth and improved gross margins. Gross profit as a percentage of revenue increased to 9.2% during the three months ended March 31, 2025 compared to 6.0% in the same period in 2024, primarily due to strong performance in our power delivery market in 2025.

Energy Segment

Revenue increased by $160.7 million, or 17.0%, for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increased renewable energy activity.

Operating income for the three months ended March 31, 2025, increased by $12.3 million, or 18.4%, compared to the same period in 2024, due to strong revenue growth. Gross profit as a percentage of revenue decreased slightly to 10.7% during the three months ended March 31, 2025, compared to 11.0% in the same period in 2024.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 2.2% generated from sources outside of the United States during the three months ended March 31, 2025, principally in Canada.

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

Fixed and MSA Backlog by reporting segment for the periods ending March 31, 2025, and December 31, 2024, were as follows (in millions):

	March 31, 2025		December 31, 2024
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$100.4	$100.4	$71.1	$71.1
MSA Backlog	1,812.4	5,508.2	1,822.6	5,449.8
Backlog	$1,912.8	$5,608.6	$1,893.7	$5,520.9

Energy
Fixed Backlog	$3,115.1	$5,438.6	$3,160.6	$6,023.7
MSA Backlog	153.5	338.4	142.7	320.7
Backlog	$3,268.6	$5,777.0	$3,303.3	$6,344.4

Total
Fixed Backlog	$3,215.5	$5,539.0	$3,231.7	$6,094.8
MSA Backlog	1,965.9	5,846.6	1,965.3	5,770.5
Backlog	$5,181.4	$11,385.6	$5,197.0	$11,865.3

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $24.6 million, and available borrowing capacity was $300.4 million. In addition there were no outstanding borrowings under our Canadian credit facilities as of March 31,

2025, commercial letters of credit outstanding were $0.4 million in Canadian dollars and available borrowing capacity was $13.6 million in Canadian dollars.

In June 2023, we entered into an Accounts Receivable Securitization Facility (the “Facility”) with PNC Bank, National Association to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions Bank to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. In March 2025 we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended Facility”), modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. Under the Amended Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $100.0 million as of March 31, 2025. As of March 31, 2025, we had $50.0 million in available capacity under the Amended Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $351.6 million as of March 31, 2025, compared to $455.8 million as of December 31, 2024. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2025, we spent approximately $40.6 million for capital expenditures, which included $21.7 million for construction equipment and $15.5 million on our facilities. Capital expenditures for the remaining nine months of 2025 are expected to total between $50.0 million and $70.0 million, which includes $40.0 million to $60.0 million for equipment.

Cash Flows

Cash flows during the three months ended March 31, 2025 and 2024 are summarized as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Change in cash:
Net cash provided by (used in) operating activities	$66.2	$(28.5)
Net cash (used in) provided by investing activities	(33.2)	4.2
Net cash used in financing activities	(137.3)	(15.1)
Effect of exchange rate changes	—	(0.3)
Net change in cash, cash equivalents and restricted cash	$(104.3)	$(39.7)

Operating Activities

The cash flows provided by (used in) operating activities for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Operating Activities:
Net income	$44.2	$18.9	$25.3
Depreciation and amortization	21.4	24.6	(3.2)
Changes in assets and liabilities	0.9	(66.8)	67.7
Gain on sale of property and equipment	(5.9)	(9.1)	3.2
Other	5.6	3.9	1.7
Net cash provided by (used in) operating activities	$66.2	$(28.5)	$94.7

Net cash provided by operating activities for the three months ended March 31, 2025 was $66.2 million compared to $28.5 million cash used in operating activities for the three months ended March 31, 2024. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $0.9 million change in assets and liabilities for the three months ended March 31, 2025 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $179.4 million primarily due to the timing of our payments to vendors;
●	Accounts receivable decreased by $79.3 million, primarily due to the timing of collecting from our customers;
●	Contract assets increased by $165.2 million, primarily due to the timing of billing our customers;
●	Contract liabilities decreased $62.2 million, primarily due to lower deferred revenue; and
●	Other current assets increased by $31.2 million, primarily due to the prepayment of insurance premiums.

The significant components of the $66.8 million change in assets and liabilities for the three months ended March 31, 2024, are summarized as follows:

●	Accounts receivable increased by $129.3 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract assets increased by $26.5 million, primarily due to the timing of billing our customers;
●	Contract liabilities increased by $73.7 million, primarily due to higher deferred revenue; and
●	Accounts payable and accrued liabilities increased by $18.9 million primarily due to timing of our payments to vendors.

Investing activities

For the three months ended March 31, 2025, cash used in investing activities was $33.2 million compared to $4.2 million provided by the three months ended March 31, 2024.

During the three months ended March 31, 2025, we purchased property and equipment for $40.6 million compared to $10.4 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $7.4 million during the three months ended March 31, 2025, compared to $14.6 million during the same period in the prior year.

Financing activities

Financing activities used cash of $137.3 million for the three months ended March 31, 2025, compared to $15.1 million for the three months ended March 31, 2024, which was primarily due to the following:

●	Payments of long-term debt of $123.3 million, including $100.0 million of additional principal payments on our Term Loan;
●	Payments related to tax withholding for stock-based compensation of $9.9 million; and
●	Dividend payments to our stockholders of $4.3 million.

Financing activities used cash of $15.1 million for the three months ended March 31, 2024, which was primarily due to the following:

●	Payment of long-term debt of $7.0 million;
●	Payments related to tax withholding of stock-based compensation of $4.6 million; and

●	Dividend payments to our stockholders of $3.2 million.

Credit Agreements

For a description of our credit agreements, see Note 7— “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2025 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2025 Report.

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

●	As of March 31, 2025, we had letters of credit outstanding of $24.9 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2025 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. As of March 31, 2025, we had bid and completion bonds issued and outstanding totaling approximately $8.3 billion. The remaining performance obligation on those bonded projects totaled approximately $2.9 billion as of March 31, 2025. As of the date of this First Quarter 2025 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

Effects of Inflation, Tariffs and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation, tariffs or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been able to renegotiate some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of March 31, 2025, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Based on our variable rate debt outstanding as of March 31, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2025, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in item 1. Financial Statements of this First Quarter 2025 Report.

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
10.1

Offer Letter dated March 21, 2025, by and between Primoris Services Corporation and David King (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on March 26, 2025) (*)

10.2

Offer Letter dated March 21, 2025, by and between Primoris Services Corporation and Jeremy Kinch (incorporated by reference to Exhibit 10.2 to Primoris’ Current Report on Form 8-K filed on March 26, 2025) (*)

10.3	Tom McCormick Separation and Release of Claims Agreement dated March 19, 2025 (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on March 20, 2025) (*)

10.4

Amended and Restated Employment Agreement dated January 7, 2025, by and among Primoris Services Corporation and Jeremy Kinch (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on January 8, 2025) (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Principal Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Principal Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Principal Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Principal Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 5, 2025	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)