Form 10-Q
period 2025-06-30
Primoris Services Corp
filed 2025-08-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, 54,012,786 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$390,254	$455,825
Accounts receivable, net	1,020,461	834,386
Contract assets	920,672	773,736
Prepaid expenses and other current assets	127,644	95,525
Total current assets	2,459,031	2,159,472
Property and equipment, net	526,392	488,241
Operating lease assets	474,676	461,049
Intangible assets, net	198,663	207,896
Goodwill	856,869	856,869
Other long-term assets	20,411	22,341
Total assets	$4,536,042	$4,195,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826,296	$624,254
Contract liabilities	674,247	617,424
Accrued liabilities	436,820	350,077
Dividends payable	4,321	4,298
Current portion of long-term debt	78,076	74,633
Total current liabilities	2,019,760	1,670,686
Long-term debt, net of current portion	524,983	660,193
Noncurrent operating lease liabilities, net of current portion	330,834	333,370
Deferred tax liabilities	64,764	64,035
Other long-term liabilities	61,142	58,051
Total liabilities	3,001,483	2,786,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 54,008,463 and 53,740,729 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	6	6
Additional paid-in capital	287,425	285,811
Retained earnings	1,247,867	1,127,953
Accumulated other comprehensive income	(739)	(4,237)
Total stockholders’ equity	1,534,559	1,409,533
Total liabilities and stockholders’ equity	$4,536,042	$4,195,868

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$1,890,745	$1,563,715	$3,538,858	$2,976,422
Cost of revenue	1,659,009	1,377,005	3,136,465	2,656,336
Gross profit	231,736	186,710	402,393	320,086
Selling, general and administrative expenses	104,549	100,118	204,051	188,706
Transaction and related costs	543	522	1,334	1,072
Operating income	126,644	86,070	197,008	130,308
Other income (expense):
Foreign exchange (loss) gain, net	(365)	761	(647)	1,321
Other income (expense), net	32	81	49	(45)
Interest expense, net	(7,552)	(17,133)	(15,342)	(35,125)
Income before provision for income taxes	118,759	69,779	181,068	96,459
Provision for income taxes	(34,440)	(20,236)	(52,510)	(27,973)
Net income	$84,319	$49,543	$128,558	$68,486

Dividends per common share	$0.08	$0.06	$0.16	$0.12

Earnings per share:
Basic	$1.56	$0.92	$2.38	$1.28
Diluted	$1.54	$0.91	$2.35	$1.26

Weighted average common shares outstanding:
Basic	54,003	53,640	53,909	53,565
Diluted	54,805	54,653	54,756	54,522

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$84,319	$49,543	$128,558	$68,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,402	(619)	3,498	(1,892)
Comprehensive income	$87,721	$48,924	$132,056	$66,594

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, March 31, 2025	53,995,590	$6	$282,006	$1,167,869		$(4,141)	$1,445,740
Net income	—	—	—	84,319		—	84,319
Foreign currency translation adjustments, net of tax	—	—	—	—		3,402	3,402
Issuance of shares	4,640	—	284	—		—	284
Conversion of stock based awards, net of shares withheld for taxes	8,233	—	(293)	—		—	(293)
Stock-based compensation	—	—	5,428	—		—	5,428
Dividends declared ($0.08 per share)	—	—	—	(4,321)		—	(4,321)
Balance, June 30, 2025	54,008,463	$6	$287,425	$1,247,867		$(739)	$1,534,559

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2024	53,740,729	$6	$285,811	$1,127,953		$(4,237)	$1,409,533
Net income	—	—	—	128,558		—	128,558
Foreign currency translation adjustments, net of tax	—	—	—	—		3,498	3,498
Issuance of shares	22,534	—	1,363	—		—	1,363
Conversion of stock based awards, net of shares withheld for taxes	245,200	—	(10,204)	—		—	(10,204)
Stock-based compensation	—	—	10,455	—		—	10,455
Dividends declared ($0.16 per share)	—	—	—	(8,644)		—	(8,644)
Balance, June 30, 2025	54,008,463	$6	$287,425	$1,247,867		$(739)	$1,534,559

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

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$128,558	$68,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,899	50,274
Stock-based compensation expense	10,455	6,360
Gain on sale of property and equipment	(9,861)	(26,237)
Unrealized gain on interest rate swap	—	(231)
Other non-cash items	1,098	2,749
Changes in assets and liabilities:
Accounts receivable	(185,777)	(208,407)
Contract assets	(145,933)	(27,953)
Other current assets	(31,665)	(5,183)
Other long-term assets	1,339	(2,240)
Accounts payable	204,269	(44,520)
Contract liabilities	56,770	117,410
Operating lease assets and liabilities, net	(589)	(4,788)
Accrued liabilities	67,490	52,521
Other long-term liabilities	4,572	9,362
Net cash provided by (used in) operating activities	144,625	(12,397)
Cash flows from investing activities:
Purchase of property and equipment	(73,703)	(34,637)
Proceeds from sale of assets	14,592	73,930
Net cash (used in) provided by investing activities	(59,111)	39,293
Cash flows from financing activities:
Payments on long-term debt	(182,671)	(26,148)
Proceeds from pledge of accounts receivable under securitization facility	50,000	—
Payments related to tax withholding for stock-based compensation	(10,204)	(4,772)
Dividends paid	(8,621)	(6,424)
Other	(240)	(1,760)
Net cash used in financing activities	(151,736)	(39,104)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	987	1,654
Net change in cash, cash equivalents and restricted cash	(65,235)	(10,554)
Cash, cash equivalents and restricted cash at beginning of the period	461,429	223,542
Cash, cash equivalents and restricted cash at end of the period	$396,194	$212,988

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$7,253	$34,090
Cash paid for income taxes, net of refunds received	25,431	9,192
Leased assets obtained in exchange for new operating leases	73,363	120,228

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2025	2024
Dividends declared and not yet paid	$4,321	$3,217

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 25, 2025, which contains our audited consolidated financial statements for the year ended December 31, 2024, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K for the year ended December 31, 2024. The interim financial information is unaudited. In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

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

	June 30,
	2025	2024
Cash and cash equivalents	$390,254	$207,363
Restricted cash included in prepaid expenses and other current assets	5,940	5,625
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$396,194	$212,988

	December 31,
	2024	2023
Cash and cash equivalents	$455,825	$217,778
Restricted cash included in prepaid expense and other current assets	5,604	5,764
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$461,429	$223,542

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (the “Facility”) with PNC Bank, National Association (“PNC”) to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million at any one time. In March 2025, we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended Facility”), modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended Facility to $250.0 million. Fees associated with the Amended Facility for the six months ended June 30, 2025 and 2024, were $3.0 and $2.7 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income.

Under the Amended Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. When the SPE transfers ownership and control of qualifying accounts receivable to PNC and Regions, we and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities. Once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. Accounts receivable sold to the banking counterparty are recorded as a sale of financial assets and derecognized as trade accounts receivable from our Condensed Consolidated Balance Sheets. We account for accounts receivable pledged to the banking counterparty as a secured borrowing and record as long-term debt on our Condensed Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $100.0 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, we received $25.0 million and $10.0 million, respectively, in cash proceeds from the sale of accounts receivables under the Amended Facility, and repaid $0 and $10.0 million, respectively, to the Amended Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows.

The total outstanding balance of trade accounts receivable that have been pledged is $50.0 million as of June 30, 2025, which is included in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2025, we received $50.0 million in cash proceeds from the pledge of accounts receivables under the Amended Facility, and did not repay any amounts to the Amended Facility, which are included in cash from financing activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2024, we did not pledge any accounts receivable under the Amended Facility.

The SPE owned $399.3 million of trade accounts receivable as of June 30, 2025, which is included in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. In addition, the SPE had $50.0 million of debt outstanding as of June 30, 2025, which is included in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. As of June 30, 2025, we did not have any available capacity under the Amended Facility, prior to the August 2025 amendment.

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

For the three and six months ended June 30, 2025, approximately 45.9% and 46.1%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

For the three and six months ended June 30, 2024, approximately 39.7% and 42.3%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. This ASU will likely result in us including additional required disclosures in the financial statement footnotes in our Annual Report on Form 10-K commencing with the year ending December 31, 2025, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. generally accepted accounting principles (“GAAP”) in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will likely result in us including additional required disclosures in the financial statement footnotes, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

Note 3—Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. ASC Topic 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2025:
Cash and cash equivalents	$390,254	$—	$—

Assets as of December 31, 2024:
Cash and cash equivalents	$455,825	$—	$—
Interest rate swap	—	67	—

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

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the six months ended June 30, 2025 and 2024, $2,634.6 million, and $2,116.8 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of June 30, 2025, we had $5.3 billion of remaining performance obligations. We expect to recognize 66.5% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended June 30, 2025, revenue was negatively impacted by $0.6 million as a result of changes in estimates associated with performance obligations satisfied prior to March 31, 2025. In the six months ended June 30, 2025, revenue was negatively impacted by $7.9 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2024. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “Accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of June 30, 2025, we had approximately $253.7 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $192.7 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2025.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Unbilled revenue	$621,195	$492,252
Retention receivable	244,252	232,425
Contract materials (not yet installed)	55,225	49,059
	$920,672	$773,736

Contract assets increased by $146.9 million compared to December 31, 2024, primarily due to higher unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred revenue	$671,398	$614,328
Accrued loss provision	2,849	3,096
	$674,247	$617,424

Contract liabilities increased by $56.8 million compared to December 31, 2024, due to higher deferred revenue.

Revenue recognized for the six months ended June 30, 2025, that was included in the contract liability balance as of December 31, 2024, was approximately $523.9 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended June 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$539,458	$153,563	$693,021
Energy	63,918	1,172,889	1,236,807
Intersegment eliminations	(387)	(38,696)	(39,083)
Total	$602,989	$1,287,756	$1,890,745

	For the six months ended June 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$991,541	264,887	$1,256,428
Energy	102,328	2,242,821	2,345,149
Intersegment eliminations	(928)	(61,791)	(62,719)
Total	$1,092,941	$2,445,917	$3,538,858

	For the three months ended June 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$496,458	$124,340	$620,798
Energy	77,952	895,540	973,492
Intersegment eliminations	(44)	(30,531)	(30,575)
Total	$574,366	$989,349	$1,563,715

	For the six months ended June 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$877,956	$230,766	$1,108,722
Energy	170,718	1,750,352	1,921,070
Intersegment eliminations	(238)	(53,132)	(53,370)
Total	$1,048,436	$1,927,986	$2,976,422

Revenue by contract type was as follows (in thousands):

	For the three months ended June 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$110,536	$443,781	$138,704	$693,021
Energy	899,404	146,997	190,406	1,236,807
Intersegment eliminations	(32,125)	(6,444)	(514)	(39,083)
Total	$977,815	$584,334	$328,596	$1,890,745

	For the six months ended June 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$188,466	$788,152	$279,810	$1,256,428
Energy	1,676,354	294,169	374,626	2,345,149
Intersegment eliminations	(51,252)	(9,906)	(1,561)	(62,719)
Total	$1,813,568	$1,072,415	$652,875	$3,538,858
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2024
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$93,571	$387,980	$139,247	$620,798
Energy	539,406	164,600	269,486	973,492
Intersegment eliminations	(30,536)	(12)	(27)	(30,575)
Total	$602,441	$552,568	$408,706	$1,563,715
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2024
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$180,571	$685,405	$242,746	$1,108,722
Energy	1,142,706	307,389	470,975	1,921,070
Intersegment eliminations	(51,485)	(1,765)	(120)	(53,370)
Total	$1,271,792	$991,029	$713,601	$2,976,422

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	June 30,	December 31,
Reporting Segment	2025	2024
Utilities	$703,462	$703,462
Energy	153,407	153,407
Total Goodwill	$856,869	$856,869

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Tradenames	$19,220	$(19,067)	$153	$19,220	$(18,151)	$1,069
Customer relationships	295,977	(97,467)	198,510	295,977	(89,150)	206,827
Total	$315,197	$(116,534)	$198,663	$315,197	$(107,301)	$207,896

Amortization expense of intangible assets was $4.6 million and $5.1 million for the three months ended June 30, 2025, and 2024, respectively, and $9.2 million and $10.3 million for the six months ended June 30, 2025 and 2024, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2025 (remaining six months)	8,422
2026	16,135
2027	15,598
2028	14,375
2029	14,375
Thereafter	129,758
$198,663

Note 6—Accounts Payable and Accrued Liabilities

As of June 30, 2025, and December 31, 2024, accounts payable included retention amounts of approximately $43.9 million and $44.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2025	2024
Payroll and related employee benefits	$155,699	$134,821
Current operating lease liability	137,587	122,021
Casualty insurance reserves	21,512	16,878
Corporate income taxes and other taxes	88,382	53,469
Other	33,640	22,888
	$436,820	$350,077

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Term loan	$515,068	$676,880
Revolving credit facility	—	—
Commercial equipment notes	32,578	43,900
Mortgage notes	9,178	18,714
Securitization facility	50,000	—
Total debt	606,824	739,494
Unamortized debt issuance costs	(3,765)	(4,668)
Total debt, net	$603,059	$734,826
Less: current portion	(78,076)	(74,633)
Long-term debt, net of current portion	$524,983	$660,193

The weighted average interest rate on total debt outstanding as of June 30, 2025 and December 31, 2024 was 5.5% and 5.6%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. As of June 30, 2025, commercial letters of credit outstanding were $20.7 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $304.3 million as of June 30, 2025.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of June 30, 2025.

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

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of June 30, 2025, commercial letters of credit outstanding were $0.4 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of June 30, 2025 was $13.6 million in Canadian dollars.

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

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain	June 30,		June 30,
	Recognized on Derivatives	2025	2024	2025	2024
Interest rate swap	Interest expense, net	$—	$578	$22	$2,251

Cash flows from derivatives settled are reported as “Cash flows from operating activities.”

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

The effective tax rate on income for the six months ended June 30, 2025, and 2024 is 29.0%. For the first six months of 2025 and 2024, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. In general, the OBBBA makes permanent key corporate tax elements of the Tax Cuts and Jobs Act, and modifies certain international tax provisions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Consequently, during the three months ending September 30, 2025, the Company will evaluate the newly enacted tax law and identify any changes required to its financial statements that may result from the OBBBA.

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2025 and 2024 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06
October 30, 2024	December 31, 2024	January 15, 2025	0.08
February 19, 2025	March 31, 2025	April 15, 2025	0.08
April 30, 2025	June 30, 2025	July 15, 2025	0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$84,319	$49,543	$128,558	$68,486

Denominator:
Weighted average shares for computation of basic earnings per share:	54,003	53,640	53,909	53,565
Dilutive effect of stock-based awards	802	1,013	847	957
Weighted average shares for computation of diluted earnings per share	54,805	54,653	54,756	54,522

Earnings per share:
Basic	$1.56	$0.92	$2.38	$1.28
Diluted	$1.54	$0.91	$2.35	$1.26

Note 11—Stockholders’ Equity

Common stock

We issued 3,118 and 11,359 shares of common stock in the six months ended June 30, 2025, and 2024, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.2 million and $0.3 million for the six months ended June 30, 2025, and 2024, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the six months ended June 30, 2025, were a portion of bonus amounts earned in 2024, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2024. The shares purchased in the six months ended June 30, 2024, were for bonus amounts earned in 2023, and the number of shares was calculated based on 75% of the average daily closing market price during December 2023.

During the three months ended June 30, 2025, and 2024, we issued 4,640 and 6,400 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the six months ended June 30, 2025, and 2024, we issued 8,376 and 14,384 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2025, a total of 8,233 and 245,200 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 35,850 and 271,569 restricted and performance stock units, net of forfeitures for tax withholdings, converted to common stock during the three and six months ended June 30, 2024, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the six months ended June 30, 2025, 11,040 shares were purchased at an average discounted purchase price of $51.80 per share. For the six months ended June 30, 2024, 9,101 shares were purchased at an average discounted purchase price of $35.52 per share.

Share Purchase Plan

On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the six months ended June 30, 2025, we did not purchase any shares of common stock. As of June 30, 2025, we had $150.0 million available for purchase under the share purchase program.

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

Our leases have remaining lease terms that expire at various dates through 2035, some of which may include options to extend the leases for up to 5 years. The exercise of lease extensions is at our sole discretion. Periodically, we sublease excess facility space, but any sublease income is generally not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense (1)	$39,422	$37,145	$80,996	$71,770

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2025	2024
Accrued liabilities	$137,587	$122,021
Noncurrent operating lease liabilities, net of current portion	330,834	333,370
	$468,421	$455,391

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

Bonding — As of June 30, 2025 and December 31, 2024, we had bid and completion bonds issued and outstanding totaling approximately $8.2 billion and $8.1 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.5 billion and $3.0 billion as of June 30, 2025, and December 31, 2024, respectively.

Note 14—Reportable Segments

Our Chief Operating Decision Maker (“CODM”), who is our Interim President and Chief Executive Officer, regularly reviews operating and financial performance based on our operating segments. We have aggregated our operating segments into two reportable segments in consideration of the aggregation criteria set forth in ASC 280, Segment Reporting. Our current reportable segments include the Utilities segment and the Energy segment.

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

Operating performance by segment for the three months ended June 30, 2025, and 2024 was as follows (in thousands):

	For the three months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$693,021	—	$1,236,807	—	$(39,083)	(1)	$1,890,745	—
Cost of revenue	595,476	85.9%	1,102,616	89.2%	(39,083)	(1)	1,659,009	87.7%
Gross profit	97,545	14.1%	134,191	10.8%	—		231,736	12.3%
Selling, general, and administrative expenses	31,968	4.6%	41,617	3.4%	30,964		104,549	5.5%
Transaction and related costs	—		—		543		543
Operating income	$65,577	9.5%	$92,574	7.5%	$(31,507)		$126,644	6.7%
(1)	Represents intersegment revenue and cost of revenue of $39.1 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended June 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$620,798	—	$973,492	—	$(30,575)	(1)	$1,563,715	—
Cost of revenue	556,732	89.7%	850,848	87.4%	(30,575)	(1)	1,377,005	88.1%
Gross profit	64,066	10.3%	122,644	12.6%	—		186,710	11.9%
Selling, general, and administrative expenses	29,419	4.7%	37,863	3.9%	32,836		100,118	6.4%
Transaction and related costs	—		—		522		522
Operating income	$34,647	5.6%	$84,781	8.7%	$(33,358)		$86,070	5.5%
(1)	Represents intersegment revenue and cost of revenue of $30.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Operating performance by segment for the six months ended June 30, 2025, and 2024 was as follows (in thousands):

	For the six months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,256,428	—	$2,345,149	—	$(62,719)	(1)	$3,538,858	—
Cost of revenue	1,107,305	88.1%	2,091,879	89.2%	(62,719)	(1)	3,136,465	88.6%
Gross profit	149,123	11.9%	253,270	10.8%	—		402,393	11.4%
Selling, general, and administrative expenses	65,486	5.2%	81,835	3.5%	56,730		204,051	5.8%
Transaction and related costs	—		—		1,334		1,334
Operating income	$83,637	6.7%	$171,435	7.3%	$(58,064)		$197,008	5.6%
(1)	Represents intersegment revenue and cost of revenue of $62.7 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the six months ended June 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,108,722	—	$1,921,070	—	$(53,370)	(1)	$2,976,422	—
Cost of revenue	1,015,177	91.6%	1,694,529	88.2%	(53,370)	(1)	2,656,336	89.2%
Gross profit	93,545	8.4%	226,541	11.8%	—		320,086	10.8%
Selling, general, and administrative expenses	58,697	5.3%	75,178	3.9%	54,831		188,706	6.3%
Transaction and related costs	—		—		1,072		1,072
Operating income	$34,848	3.1%	$151,363	7.9%	$(55,903)		$130,308	4.4%
(1)	Represents intersegment revenue and cost of revenue of $53.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$126,644	$86,070	$197,008	$130,308
Foreign exchange (loss) gain, net	(365)	761	(647)	1,321
Other income (expense), net	32	81	49	(45)
Interest expense, net	(7,552)	(17,133)	(15,342)	(35,125)
Income before provision for income taxes	$118,759	$69,779	$181,068	$96,459

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the three and six months ended June 30, 2025, and 2024 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Utilities	$14,633	$16,023	$28,784	$31,704
Energy	6,419	7,690	12,304	15,402
Corporate and non-allocated costs	1,450	1,980	2,811	3,168
Total depreciation and amortization	$22,502	$25,693	$43,899	$50,274

Geographic Region — Revenue and Total Assets

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to evaluate segment performance and are therefore not presented by segment.

The majority of our revenue is derived from customers in the United States with approximately 2.3% and 5.4% generated from sources outside of the United States during the six months ended June 30, 2025 and 2024, respectively, principally in Canada. As of June 30, 2025 and December 31, 2024, approximately 3.4% and 4.0%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (“Second Quarter 2025 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2025 Report, our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2025 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2025 Report and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We actively monitor the impact of the macroeconomic environment, including the impact of inflation, tariffs, and volatility in the commodities markets, on all aspects of our business. We have experienced increased operating costs and anticipate that elevated levels of cost inflation could persist in the latter half of 2025. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted the profitability of our operations until the contracts have been renegotiated to reflect these higher costs.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. We began 2025 with $300.0 million of our variable rate debt outstanding economically hedged. The interest rate swap matured on January 31, 2025. Based on our variable rate debt outstanding as of June 30, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024.

Revenue

Revenue was $1,890.7 million for the three months ended June 30, 2025, an increase of $327.0 million, or 20.9%, compared to the same period in 2024. The increase was due to growth in both our Energy and Utilities segments.

Revenue was $3,538.9 million for the six months ended June 30, 2025, an increase of $562.4 million, or 18.9%, compared to the same period in 2024. The increase was due to growth in both our Energy and Utilities segments.

Gross Profit

Gross profit was $231.7 million for the three months ended June 30, 2025, an increase of $45.0 million, or 24.1%, compared to the same period in 2024. The increase was primarily due to an increase in revenue in both segments and improved margins in our Utilities segment, partially offset by lower margins in our Energy segment. Gross profit as a percentage of revenue increased to 12.3% for the three months ended June 30, 2025, compared to 11.9% for the same period in 2024 primarily driven by improved margins in our Utilities segment, partially offset by lower margins in our Energy segment.

Gross profit was $402.4 million for the six months ended June 30, 2025, an increase of $82.3 million, or 25.7%, compared to the same period in 2024. The increase was primarily due to an increase in revenue in both segments and improved margins in our Utilities segment, partially offset by lower margins in our Energy segment. Gross profit as a percentage of revenue increased to 11.4% for the six months ended June 30, 2025, compared to 10.8% for the same period in 2024 primarily driven by improved margins in our Utilities segment, partially offset by lower margins in our Energy segment.

Selling, general and administrative expenses

SG&A expenses were $104.6 million during the three months ended June 30, 2025, an increase of $4.4 million, or 4.4%, compared to 2024, primarily due to increased people costs to support revenue growth. SG&A expenses as a percentage of revenue decreased to 5.5% compared to 6.4% for the corresponding period in 2024 due to increased revenue.

SG&A expenses were $204.1 million during the six months ended June 30, 2025, an increase of $15.3 million, or 8.1%, compared to 2024, primarily due to increased people costs to support revenue growth and costs associated with the separation agreement entered into with our former Chief Executive Officer. SG&A expenses as a percentage of revenue decreased to 5.8% compared to 6.3% for the corresponding period in 2024 due to increased revenue.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Foreign exchange (loss) gain, net	$(365)	$761	$(647)	$1,321
Other income (expense), net	32	81	49	(45)
Interest expense, net	(7,552)	(17,133)	(15,342)	(35,125)
Total other expense	$(7,885)	$(16,291)	$(15,940)	$(33,849)

Interest expense, net for the three and six months ended June 30, 2025, decreased $9.6 million and $19.8 million, respectively, compared to the same periods in 2024 due to lower average debt balances and lower average interest rates.

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

The effective tax rate for the six-month periods ended June 30, 2025 and 2024, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the six months ended June 30, 2025, of $52.5 million compared to $28.0 million for the six months ended June 30, 2024. The $24.5 million increase is primarily driven by a $84.6 million increase in pretax income.

Segment results

Operating performance by segment for the three months ended June 30, 2025 and 2024 was as follows (in millions):

	For the three months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$693.0	—	$1,236.8	—	$(39.1)	(1)	$1,890.7		—
Cost of revenue	595.5	85.9%	1,102.6	89.2%	(39.1)	(1)	1,659.0		87.7%
Gross profit	97.5	14.1%	134.2	10.8%	—		231.7		12.3%
Selling, general, and administrative expenses	32.0	4.6%	41.6	3.4%	31.0		104.6		5.5%
Transaction and related costs	—	—	—	—	0.5		0.5
Operating income	$65.5	9.5%	$92.6	7.5%	$(31.5)		$126.6		6.7%
(1)	Represents intersegment revenue and cost of revenue of $39.1 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income

	For the three months ended June 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$620.8	—	$973.5	—	$(30.6)	(1)	$1,563.7		—
Cost of revenue	556.8	89.7%	850.8	87.4%	(30.6)	(1)	1,377.0		88.1%
Gross profit	64.0	10.3%	122.7	12.6%	—		186.7		11.9%
Selling, general, and administrative expenses	29.4	4.7%	37.9	3.9%	32.8		100.1		6.4%
Transaction and related costs	—		—		0.5		0.5
Operating income	$34.6	5.6%	$84.8	8.7%	$(33.3)		$86.1		5.5%
(1)	Represents intersegment revenue and cost of revenue of $30.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income

Utilities Segment

Revenue increased by $72.2 million, or 11.6%, for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increased activity in our power delivery, communications and gas operations markets.

Operating income for the three months ended June 30, 2025 increased $30.9 million compared to the same period in 2024 due to revenue growth and improved gross margins. Gross profit as a percentage of revenue increased to 14.1% during the three months ended June 30, 2025 compared to 10.3% in the same period in 2024, primarily due to strong performance across all markets in 2025, including the favorable impact of project closeouts in our gas operations market.

Energy Segment

Revenue increased by $263.3 million, or 27.0%, for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increased renewable energy activity, partially offset by lower pipeline activity.

Operating income for the three months ended June 30, 2025, increased by $7.8 million, or 9.2%, compared to the same period in 2024, primarily due to strong revenue growth, partially offset by lower gross margins. Gross profit as a percentage of revenue decreased to 10.8% during the three months ended June 30, 2025, compared to 12.6% in the same period in 2024 primarily due to a more favorable impact from the close out of renewables projects in 2024 compared to 2025. Additionally, we experienced increased costs in 2025 on certain renewables projects due in part to unfavorable weather conditions.

Operating performance by segment for the six months ended June 30, 2025 and 2024 was as follows (in millions):

	For the six months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,256.4	—	$2,345.1	—	$(62.7)	(1)	$3,538.8	—
Cost of revenue	1,107.3	88.1%	2,091.8	89.2%	(62.7)	(1)	3,136.4	88.6%
Gross profit	149.1	11.9%	253.3	10.8%	—		402.4	11.4%
Selling, general, and administrative expenses	65.5	5.2%	81.8	3.5%	56.8		204.1	5.8%
Transaction and related costs	—		—		1.3		1.3
Operating income	$83.6	6.7%	$171.5	7.3%	$(58.1)		$197.0	5.6%
(1)	Represents intersegment revenue and cost of revenue of $62.7 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the six months ended June 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,108.7	—	$1,921.1	—	$(53.4)	(1)	$2,976.4	—
Cost of revenue	1,015.2	91.6%	1,694.5	88.2%	(53.4)	(1)	2,656.3	89.2%
Gross profit	93.5	8.4%	226.6	11.8%	—		320.1	10.8%
Selling, general, and administrative expenses	58.7	5.3%	75.2	3.9%	54.8		188.7	6.3%
Transaction and related costs	—		—		1.1		1.1
Operating income	$34.8	3.1%	$151.4	7.9%	$(55.9)		$130.3	4.4%
(1)	Represents intersegment revenue and cost of revenue of $53.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Utilities Segment

Revenue increased by $147.7 million, or 13.3%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increased activity in our gas operations, power delivery and communications markets.

Operating income for the six months ended June 30, 2025 increased $48.8 million compared to the same period in 2024 due to revenue growth and improved gross margins. Gross profit as a percentage of revenue increased to 11.9% during the six months ended June 30, 2025 compared to 8.4% in the same period in 2024, primarily due to strong performance in our power delivery market in 2025 and a favorable impact from project closeouts in our gas operations market in 2025.

Energy Segment

Revenue increased by $424.0 million, or 22.1%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increased renewable energy activity, partially offset by lower industrial and pipeline activity.

Operating income for the six months ended June 30, 2025, increased by $20.1 million, or 13.3%, compared to the same period in 2024, primarily due to strong revenue growth. Gross profit as a percentage of revenue decreased to 10.8% during the six months ended June 30, 2025, compared to 11.8% in the same period in 2024 primarily due to a more favorable impact from the close out of renewable projects in 2024 compared to 2025. In addition, we experienced increased costs in 2025 on certain renewables projects due in part to unfavorable weather conditions.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 2.3% generated from sources outside of the United States during the six months ended June 30, 2025, principally in Canada.

Backlog

For infrastructure services contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and the estimated revenue on MSA work (“MSA Backlog”). We present two measures of backlog; one that includes Fixed Backlog and MSA Backlog for the next twelve months, and total backlog that includes all Fixed Backlog and MSA Backlog to the end of the MSA agreement. In addition, many of our MSAs are subject to renewal, and these potential renewals are not considered in estimating MSA Backlog. We do not include certain contracts in the calculation of fixed backlog where scope, and therefore contract value, is not adequately defined. We estimate MSA Backlog based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

Fixed and MSA Backlog by reporting segment for the periods ending June 30, 2025, and December 31, 2024, were as follows (in millions):

	June 30, 2025		December 31, 2024
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$101.8	$101.8	$71.1	$71.1
MSA Backlog	1,730.3	5,928.8	1,822.6	5,449.8
Backlog	$1,832.1	$6,030.6	$1,893.7	$5,520.9

Energy
Fixed Backlog	$3,140.4	$4,923.1	$3,160.6	$6,023.7
MSA Backlog	164.4	539.8	142.7	320.7
Backlog	$3,304.8	$5,462.9	$3,303.3	$6,344.4

Total
Fixed Backlog	$3,242.2	$5,024.9	$3,231.7	$6,094.8
MSA Backlog	1,894.7	6,468.6	1,965.3	5,770.5
Backlog	$5,136.9	$11,493.5	$5,197.0	$11,865.3

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $20.7 million, and available borrowing capacity was $304.3 million. In addition there were no outstanding borrowings under our Canadian credit facilities as of June 30, 2025, commercial letters of credit outstanding were $0.4 million in Canadian dollars and available borrowing capacity was $13.6 million in Canadian dollars.

In June 2023, we entered into the Facility with PNC to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. In March 2025 we entered into the “Amended Facility, modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended Facility to $250.0 million. Under the Amended Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote SPE created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $100.0 million as of June 30, 2025. In addition, the total amount of trade accounts receivable that have been pledged is $50.0 million as of June 30, 2025. As of June 30, 2025, we did not have any available capacity under the Amended Facility, prior to the August 2025 amendment.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $390.3 million as of June 30, 2025, compared to $455.8 million as of December 31, 2024. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the six months ended June 30, 2025, we spent approximately $73.7 million for capital expenditures, which included $40.5 million for construction equipment and $22.1 million on our facilities. Capital expenditures for the remaining six months of 2025 are expected to total between $25.0 million and $45.0 million, which includes $20.0 million to $40.0 million for equipment.

Cash Flows

Cash flows during the six months ended June 30, 2025 and 2024 are summarized as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Change in cash:
Net cash provided by (used in) operating activities	$144.6	$(12.4)
Net cash (used in) provided by investing activities	(59.1)	39.3
Net cash used in financing activities	(151.7)	(39.1)
Effect of exchange rate changes	1.0	1.7
Net change in cash, cash equivalents and restricted cash	$(65.2)	$(10.5)

Operating Activities

The cash flows provided by (used in) operating activities for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Six Months Ended June 30,
	2025	2024	Change
Operating Activities:
Net income	$128.6	$68.5	$60.1
Depreciation and amortization	43.9	50.3	(6.4)
Changes in assets and liabilities	(29.6)	(113.9)	84.3
Gain on sale of property and equipment	(9.9)	(26.2)	16.3
Other	11.6	8.9	2.7
Net cash provided by (used in) operating activities	$144.6	$(12.4)	$157.0

Net cash provided by operating activities for the six months ended June 30, 2025 was $144.6 million compared to $12.4 million cash used in operating activities for the six months ended June 30, 2024. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

The significant components of the $29.6 million change in assets and liabilities for the six months ended June 30, 2025 are summarized as follows:

●	Accounts receivable increased by $185.8 million, primarily due to increased revenue and the timing of collecting from our customers;
●	Contract assets increased by $145.9 million, primarily due to increased revenue and the timing of billing our customers;
●	Other current assets increased by $31.7 million, primarily due to the prepayment of insurance premiums and an increase in prepaid material purchases related to our solar projects;
●	Accounts payable and accrued liabilities increased by $271.8 million primarily due to revenue growth and the timing of our payments to vendors; and
●	Contract liabilities increased $56.8 million, primarily due to higher deferred revenue.

The significant components of the $113.9 million change in assets and liabilities for the six months ended June 30, 2024 are summarized as follows:

●	Accounts receivable increased by $208.4 million, primarily due to increased revenue and the timing of collecting from our customers;

●	Contract assets increased by $28.0 million, primarily due to increased revenue and the timing of billing our customers; and

●	Contract liabilities increased $117.4 million, primarily due to higher deferred revenue.

Investing activities

For the six months ended June 30, 2025, cash used in investing activities was $59.1 million compared to $39.3 million provided by investing activities for the six months ended June 30, 2024.

During the six months ended June 30, 2025, we purchased property and equipment for $73.7 million compared to $34.6 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $14.6 million during the six months ended June 30, 2025, compared to $73.9 million during the same period in the prior year.

Financing activities

Financing activities used cash of $151.7 million for the six months ended June 30, 2025, compared to $39.1 million for the six months ended June 30, 2024, which was primarily due to the following:

●	Payments of long-term debt of $182.7 million, including $150.0 million of additional principal payments on our Term Loan;
●	Payments related to tax withholding for stock-based compensation of $10.2 million;
●	Dividend payments to our stockholders of $8.6 million; and
●	Borrowings on our accounts receivable securitization facility of $50.0 million.

Financing activities used cash of $39.1 million for the six months ended June 30, 2024, which was primarily due to the following:

●	Payments of long-term debt of $26.1 million;
●	Dividend payments to our stockholders of $6.4 million; and
●	Payments related to tax withholding for stock-based compensation of $4.8 million.

Credit Agreements

For a description of our credit agreements, see Note 7— “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2025 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2025 Report.

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

●	As of June 30, 2025, we had letters of credit outstanding of $20.9 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2025 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. As of June 30, 2025, we had bid and completion bonds issued and outstanding totaling approximately $8.2 billion. The remaining performance obligation on those bonded projects totaled approximately $2.5 billion as of June 30, 2025. As of the date of this Second Quarter 2025 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of June 30, 2025, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Based on our variable rate debt outstanding as of June 30, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $5.7 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer (“Interim CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Interim CEO and CFO concluded that, as of June 30, 2025, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in Item 1. Financial Statements of this Second Quarter 2025 Report.

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

PRIMORIS SERVICES CORPORATION

Date: August 4, 2025	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)