Form 10-Q
period 2025-09-30
Primoris Services Corp
filed 2025-11-04
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, 54,032,351 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$431,418	$455,825
Accounts receivable, net	1,041,078	834,386
Contract assets	959,052	773,736
Prepaid expenses and other current assets	134,211	95,525
Total current assets	2,565,759	2,159,472
Property and equipment, net	530,209	488,241
Operating lease assets	484,357	461,049
Intangible assets, net	194,380	207,896
Goodwill	856,869	856,869
Other long-term assets	18,378	22,341
Total assets	$4,649,952	$4,195,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$945,630	$624,254
Contract liabilities	627,312	617,424
Accrued liabilities	499,571	350,077
Dividends payable	4,322	4,298
Current portion of long-term debt	63,844	74,633
Total current liabilities	2,140,679	1,670,686
Long-term debt, net of current portion	422,199	660,193
Noncurrent operating lease liabilities, net of current portion	329,189	333,370
Deferred tax liabilities	64,646	64,035
Other long-term liabilities	65,407	58,051
Total liabilities	3,022,120	2,786,335
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 54,029,163 and 53,740,729 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	6	6
Additional paid-in capital	291,715	285,811
Retained earnings	1,338,162	1,127,953
Accumulated other comprehensive income	(2,051)	(4,237)
Total stockholders’ equity	1,627,832	1,409,533
Total liabilities and stockholders’ equity	$4,649,952	$4,195,868

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$2,178,422	$1,649,086	$5,717,279	$4,625,508
Cost of revenue	1,942,708	1,450,525	5,079,172	4,106,861
Gross profit	235,714	198,561	638,107	518,647
Selling, general and administrative expenses	97,694	98,106	301,745	286,812
Transaction and related costs	1,019	905	2,353	1,977
Operating income	137,001	99,550	334,009	229,858
Other income (expense):
Foreign exchange gain, net	886	553	239	1,874
Other income, net	134	61	182	16
Interest expense, net	(6,955)	(17,859)	(22,296)	(52,984)
Income before provision for income taxes	131,066	82,305	312,134	178,764
Provision for income taxes	(36,449)	(23,869)	(88,958)	(51,842)
Net income	$94,617	$58,436	$223,176	$126,922

Dividends per common share	$0.08	$0.06	$0.24	$0.18

Earnings per share:
Basic	$1.75	$1.09	$4.14	$2.37
Diluted	$1.73	$1.07	$4.07	$2.33

Weighted average common shares outstanding:
Basic	54,017	53,692	53,945	53,608
Diluted	54,803	54,675	54,772	54,562

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$94,617	$58,436	$223,176	$126,922
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,312)	818	2,186	(1,074)
Comprehensive income	$93,305	$59,254	$225,362	$125,848

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, June 30, 2025	54,008,463	$6	$287,425	$1,247,867		$(739)	$1,534,559
Net income	—	—	—	94,617		—	94,617
Foreign currency translation adjustments, net of tax	—	—	—	—		(1,312)	(1,312)
Issuance of shares	6,578	—	627	—		—	627
Conversion of stock based awards, net of shares withheld for taxes	14,122	—	(791)	—		—	(791)
Stock-based compensation	—	—	4,454	—		—	4,454
Dividends declared ($0.08 per share)	—	—	—	(4,322)		—	(4,322)
Balance, September 30, 2025	54,029,163	$6	$291,715	$1,338,162		$(2,051)	$1,627,832

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Income	Equity
Balance, December 31, 2024	53,740,729	$6	$285,811	$1,127,953		$(4,237)	$1,409,533
Net income	—	—	—	223,176		—	223,176
Foreign currency translation adjustments, net of tax	—	—	—	—		2,186	2,186
Issuance of shares	29,112	—	1,990	—		—	1,990
Conversion of stock based awards, net of shares withheld for taxes	259,322	—	(10,995)	—		—	(10,995)
Stock-based compensation	—	—	14,909	—		—	14,909
Dividends declared ($0.24 per share)	—	—	—	(12,967)		—	(12,967)
Balance, September 30, 2025	54,029,163	$6	$291,715	$1,338,162		$(2,051)	$1,627,832

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

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$223,176	$126,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,725	72,948
Stock-based compensation expense	14,909	10,348
Gain on sale of property and equipment	(18,645)	(38,490)
Unrealized gain on interest rate swap	—	1,202
Other non-cash items	1,662	3,286
Changes in assets and liabilities:
Accounts receivable	(205,810)	(263,175)
Contract assets	(184,652)	39,517
Other current assets	(38,354)	(7,076)
Other long-term assets	(333)	(1,045)
Accounts payable	322,202	(139,074)
Contract liabilities	9,882	290,636
Operating lease assets and liabilities, net	(2,945)	(3,903)
Accrued liabilities	130,792	106,551
Other long-term liabilities	7,916	11,407
Net cash provided by operating activities	327,525	210,054
Cash flows from investing activities:
Purchase of property and equipment	(108,166)	(98,338)
Proceeds from sale of assets	27,016	97,447
Proceeds from repayment of note receivable	2,946	—
Net cash used in investing activities	(78,204)	(891)
Cash flows from financing activities:
Payments on long-term debt	(312,638)	(55,878)
Proceeds from pledge of accounts receivable under securitization facility	62,500	—
Payments related to tax withholding for stock-based compensation	(10,995)	(6,591)
Dividends paid	(12,943)	(9,641)
Other	(526)	(1,912)
Net cash used in financing activities	(274,602)	(74,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,165	(400)
Net change in cash, cash equivalents and restricted cash	(24,116)	134,741
Cash, cash equivalents and restricted cash at beginning of the period	461,429	223,542
Cash, cash equivalents and restricted cash at end of the period	$437,313	$358,283

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$20,264	$49,831
Cash paid for income taxes, net of refunds received	40,926	15,462
Leased assets obtained in exchange for new operating leases	117,809	177,675

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2025	2024
Dividends declared and not yet paid	$4,322	$3,223

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a leading provider of critical infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, fabrication and engineering services to a diversified base of customers through our two segments—Utilities and Energy.

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

Reportable Segments — Our current reportable segments are the Utilities segment and the Energy segment. See Note 14 — “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 25, 2025, which contains our audited consolidated financial statements for the year ended December 31, 2024, have been omitted.

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

	September 30,
	2025	2024
Cash and cash equivalents	$431,418	$352,657
Restricted cash included in prepaid expenses and other current assets	5,895	5,626
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$437,313	$358,283

	December 31,
	2024	2023
Cash and cash equivalents	$455,825	$217,778
Restricted cash included in prepaid expense and other current assets	5,604	5,764
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$461,429	$223,542

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (the “Facility”) with PNC Bank, National Association (“PNC”) to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024, we renewed the Facility for a two-year term, added Regions Bank (“Regions”) to the Facility, and increased the maximum purchase commitment to $150.0 million at any one time. In March 2025, we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended Facility”), modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended Facility to $250.0 million. Fees associated with the Amended Facility for the three and nine months ended September 30, 2025 were $2.3 million and $5.3 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income. Fees associated with the Facility for the three and nine months ended September 30, 2024 were $1.3 million and $4.0 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income.

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

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, we received $50.0 million and $10.0 million, respectively, in cash proceeds from the sale of accounts receivables under the Amended Facility, and repaid $0 and $10.0 million, respectively, to the Amended Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows.

The total outstanding balance of trade accounts receivable that have been pledged is $62.5 million as of September 30, 2025. For the nine months ended September 30, 2025, we received $62.5 million in cash proceeds from the pledge of accounts receivables under the Amended Facility, and did not repay any amounts to the Amended Facility, which are included in cash from financing activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2024, we did not pledge any accounts receivable under the Amended Facility.

The SPE owned $363.6 million of trade accounts receivable as of September 30, 2025, which is included in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. In addition, the SPE had $62.5 million of debt outstanding as of September 30, 2025, which is included in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. As of September 30, 2025, we had $62.5 million available capacity under the Facility.

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

For the three and nine months ended September 30, 2025, approximately 59.2% and 53.0%, respectively, of total revenue was generated from our top ten customers. For the three months ended September 30, 2025, one renewables customer accounted for 16.7% of total revenue and for the nine months ended September 30, 2025, one renewables customer accounted for 11.3% of total revenue.

For the three and nine months ended September 30, 2024, approximately 41.9% and 40.9%, respectively, of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. This ASU will likely result in us including additional required disclosures in the financial statement footnotes in our Annual Report on Form 10-K commencing with the year ending December 31, 2025, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. generally accepted accounting principles (“GAAP”) in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will likely result in us including additional required disclosures in the financial statement footnotes, but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC Topic 820, our financial assets and liabilities that are required to be measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of September 30, 2025:
Cash and cash equivalents	$431,418	$—	$—

Assets as of December 31, 2024:
Cash and cash equivalents	$455,825	$—	$—
Interest rate swap	—	67	—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Interest rate swaps are measured at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals. See Note 8 — “Derivative Instruments” for additional information.

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the nine months ended September 30, 2025 and 2024, $4,240.0 million, and $3,191.7 million, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of September 30, 2025, we had $4.4 billion of remaining performance obligations. We expect to recognize 72.9% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended September 30, 2025, revenue was negatively impacted by $28.7 million as a result of changes in estimates associated with performance obligations satisfied prior to June 30, 2025. In the nine months ended September 30, 2025, revenue was negatively impacted by $31.7 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2024. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “Accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of September 30, 2025, we had approximately $220.1 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $186.7 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through September 30, 2025.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Unbilled revenue	$622,653	$492,252
Retention receivable	283,966	232,425
Contract materials (not yet installed)	52,433	49,059
	$959,052	$773,736

Contract assets increased by $185.3 million compared to December 31, 2024, primarily due to higher unbilled revenue and an increase in retention receivable.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred revenue	$623,373	$614,328
Accrued loss provision	3,939	3,096
	$627,312	$617,424

Contract liabilities increased by $9.9 million compared to December 31, 2024, due to higher deferred revenue.

Revenue recognized for the nine months ended September 30, 2025, that was included in the contract liability balance as of December 31, 2024, was approximately $555.6 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in thousands):

	For the three months ended September 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$555,078	$182,395	$737,473
Energy	125,431	1,360,295	1,485,726
Intersegment eliminations	(4,818)	(39,959)	(44,777)
Total	$675,691	$1,502,731	$2,178,422

	For the nine months ended September 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$1,546,619	447,282	$1,993,901
Energy	227,759	3,603,116	3,830,875
Intersegment eliminations	(5,746)	(101,751)	(107,497)
Total	$1,768,632	$3,948,647	$5,717,279

	For the three months ended September 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$552,741	$113,499	$666,240
Energy	72,295	938,563	1,010,858
Intersegment eliminations	(20)	(27,992)	(28,012)
Total	$625,016	$1,024,070	$1,649,086

	For the nine months ended September 30, 2024
Segment	MSA	Non-MSA	Total
Utilities	$1,430,696	$344,266	$1,774,962
Energy	243,013	2,688,915	2,931,928
Intersegment eliminations	(258)	(81,124)	(81,382)
Total	$1,673,451	$2,952,057	$4,625,508

Revenue by contract type was as follows (in thousands):

	For the three months ended September 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$118,313	$466,784	$152,376	$737,473
Energy	951,237	158,137	376,352	1,485,726
Intersegment eliminations	(32,579)	(5,565)	(6,633)	(44,777)
Total	$1,036,971	$619,356	$522,095	$2,178,422
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$306,779	$1,254,936	$432,186	$1,993,901
Energy	2,627,591	452,306	750,978	3,830,875
Intersegment eliminations	(83,831)	(15,471)	(8,195)	(107,497)
Total	$2,850,539	$1,691,771	$1,174,969	$5,717,279
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended September 30, 2024
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$88,167	$437,493	$140,580	$666,240
Energy	608,899	179,403	222,556	1,010,858
Intersegment eliminations	(27,748)	(128)	(136)	(28,012)
Total	$669,318	$616,768	$363,000	$1,649,086
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the nine months ended September 30, 2024
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$268,738	$1,122,898	$383,326	$1,774,962
Energy	1,751,605	486,792	693,531	2,931,928
Intersegment eliminations	(79,233)	(1,893)	(256)	(81,382)
Total	$1,941,110	$1,607,797	$1,076,601	$4,625,508
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in thousands):

	September 30,	December 31,
Reporting Segment	2025	2024
Utilities	$703,462	$703,462
Energy	153,407	153,407
Total Goodwill	$856,869	$856,869

The table below summarizes the intangible asset categories and amounts, which are amortized on a straight-line basis (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Tradenames	$19,220	$(19,220)	$—	$19,220	$(18,151)	$1,069
Customer relationships	295,977	(101,597)	194,380	295,977	(89,150)	206,827
Total	$315,197	$(120,817)	$194,380	$315,197	$(107,301)	$207,896

Amortization expense of intangible assets was $4.3 million and $4.7 million for the three months ended September 30, 2025, and 2024, respectively, and $13.5 million and $15.0 million for the nine months ended September 30, 2025 and 2024, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2025 (remaining three months)	4,136
2026	16,135
2027	15,598
2028	14,375
2029	14,375
Thereafter	129,761
$194,380

Note 6—Accounts Payable and Accrued Liabilities

As of September 30, 2025, and December 31, 2024, accounts payable included retention amounts of approximately $54.8 million and $44.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2025	2024
Payroll and related employee benefits	$202,181	$134,821
Current operating lease liability	146,560	122,021
Casualty insurance reserves	20,782	16,878
Corporate income taxes and other taxes	101,574	53,469
Other	28,474	22,888
	$499,571	$350,077

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Term loan	$391,444	$676,880
Revolving credit facility	—	—
Commercial equipment notes	27,363	43,900
Mortgage notes	8,049	18,714
Securitization facility	62,500	—
Total debt	489,356	739,494
Unamortized debt issuance costs	(3,313)	(4,668)
Total debt, net	$486,043	$734,826
Less: current portion	(63,844)	(74,633)
Long-term debt, net of current portion	$422,199	$660,193

The weighted average interest rate on total debt outstanding as of September 30, 2025 and December 31, 2024 was 5.3% and 5.6%, respectively.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Amended Credit Agreement is August 1, 2027. As of September 30, 2025, commercial letters of credit outstanding were $9.8 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $315.2 million as of September 30, 2025.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of September 30, 2025.

On January 31, 2023, we entered into an interest rate swap agreement to manage our exposure to the fluctuations in variable interest rates. The swap effectively exchanged the interest rate on $300.0 million of the debt outstanding under our Term Loan from variable to a fixed rate of 4.095% per annum, plus an applicable margin. The interest rate swap matured on January 31, 2025. See Note 8 — “Derivative Instruments”.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of September 30, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of September 30, 2025 was $13.7 million in Canadian dollars.

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

The following table summarizes the amounts recognized with respect to our derivative instruments within the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Location of (Loss) Gain	September 30,		September 30,
	Recognized on Derivatives	2025	2024	2025	2024
Interest rate swap	Interest expense, net	$—	$(426)	$22	$1,825

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

The effective tax rate on income for the nine months ended September 30, 2025, and 2024 is 28.5% and 29.0%, respectively. For the first nine months of 2025 and 2024, our tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

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

ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. In general, the OBBBA makes permanent key corporate tax elements of the Tax Cuts and Jobs Act and modifies certain international tax provisions. The main provisions of the OBBA that will materially impact our current and deferred income taxes in 2025 are the restoration of the one hundred percent bonus depreciation deduction for qualifying tangible property purchases and the restoration of the ability to immediately expense domestic research and experimental expenditures. The Company will continue to analyze the provisions of the OBBA for other impacts to its current and deferred income taxes in the fourth quarter.

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2025 and 2024 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06
October 30, 2024	December 31, 2024	January 15, 2025	0.08
February 19, 2025	March 31, 2025	April 15, 2025	0.08
April 30, 2025	June 30, 2025	July 15, 2025	0.08
July 30, 2025	September 30, 2025	October 15, 2025	0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$94,617	$58,436	$223,176	$126,922

Denominator:
Weighted average shares for computation of basic earnings per share:	54,017	53,692	53,945	53,608
Dilutive effect of stock-based awards	786	983	827	954
Weighted average shares for computation of diluted earnings per share	54,803	54,675	54,772	54,562

Earnings per share:
Basic	$1.75	$1.09	$4.14	$2.37
Diluted	$1.73	$1.07	$4.07	$2.33

Note 11—Stockholders’ Equity

Common stock

We issued 3,118 and 11,359 shares of common stock in the nine months ended September 30, 2025, and 2024, respectively, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.2 million and $0.3 million for the nine months ended September 30, 2025, and 2024, respectively. Our LTR Plan for certain managers and executives allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in the nine months ended September 30, 2025, were a portion of bonus amounts earned in 2024, and the number of shares purchased was calculated based on 75% of the average daily closing market price of our common stock during December 2024. The shares purchased in the nine months ended September 30, 2024, were for bonus amounts earned in 2023, and the number of shares was calculated based on 75% of the average daily closing market price during December 2023.

During the three months ended September 30, 2025, and 2024, we issued 3,493 and 4,920 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the nine months ended September 30, 2025, and 2024, we issued 11,869 and 19,304 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and nine months ended September 30, 2025, a total of 14,122 and 259,322 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 28,636 and 300,205 restricted and performance stock units, net of forfeitures for tax withholdings, converted to common stock during the three and nine months ended September 30, 2024, respectively.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended September 30, 2025, 3,085 shares were purchased at an average discounted purchase price of $99.42 per share. For the nine months ended September 30, 2025, 14,125 shares were purchased at an average discounted purchase price of $62.20 per share. For the three months ended September 30, 2024, 6,437 shares were purchased at an average discounted purchase price of $45.14 per share. For the nine months ended September 30, 2024, 15,538 shares were purchased at an average discounted purchase price of $39.51 per share.

Share Purchase Plan

On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the nine months ended September 30, 2025, we did not purchase any shares of common stock. As of September 30, 2025, we had $150.0 million available for purchase under the share purchase program.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense (1)	$48,294	$38,156	$129,290	$109,926

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2025	2024
Accrued liabilities	$146,560	$122,021
Noncurrent operating lease liabilities, net of current portion	329,189	333,370
	$475,749	$455,391

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

Representation and Warranty Insurance Recoveries — We have obtained representation and warranty insurance to insure us against potential losses resulting from breaches of certain representations and warranties in connection with certain prior acquisitions. When appropriate, we file claims to recover losses attributable to breaches of representations or warranties by a selling party. The size of claim and amount of recovery can vary, but in some cases could have a material effect on our consolidated results of operations, financial condition or cash flow.

Bonding — As of September 30, 2025 and December 31, 2024, we had bid and completion bonds issued and outstanding totaling approximately $8.1 billion. The remaining performance obligation on those bonded projects totaled approximately $2.1 billion and $3.0 billion as of September 30, 2025, and December 31, 2024, respectively.

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

Operating performance by segment for the three months ended September 30, 2025, and 2024 was as follows (in thousands):

	For the three months ended September 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$737,473	—	$1,485,726	—	$(44,777)	(1)	$2,178,422	—
Cost of revenue	651,440	88.3%	1,336,045	89.9%	(44,777)	(1)	1,942,708	89.2%
Gross profit	86,033	11.7%	149,681	10.1%	—		235,714	10.8%
Selling, general, and administrative expenses	30,873	4.2%	41,108	2.8%	25,713		97,694	4.5%
Transaction and related costs	—		—		1,019		1,019
Operating income	$55,160	7.5%	$108,573	7.3%	$(26,732)		$137,001	6.3%
(1)	Represents intersegment revenue and cost of revenue of $44.6 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended September 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$666,240	—	$1,010,858	—	$(28,012)	(1)	$1,649,086	—
Cost of revenue	579,214	86.9%	899,323	89.0%	(28,012)	(1)	1,450,525	88.0%
Gross profit	87,026	13.1%	111,535	11.0%	—		198,561	12.0%
Selling, general, and administrative expenses	29,773	4.5%	37,342	3.7%	30,991		98,106	5.9%
Transaction and related costs	—		—		905		905
Operating income	$57,253	8.6%	$74,193	7.3%	$(31,896)		$99,550	6.0%
(1)	Represents intersegment revenue and cost of revenue of $28.0 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Operating performance by segment for the nine months ended September 30, 2025, and 2024 was as follows (in thousands):

	For the nine months ended September 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,993,901	—	$3,830,875	—	$(107,497)	(1)	$5,717,279	—
Cost of revenue	1,758,745	88.2%	3,427,924	89.5%	(107,497)	(1)	5,079,172	88.8%
Gross profit	235,156	11.8%	402,951	10.5%	—		638,107	11.2%
Selling, general, and administrative expenses	96,359	4.8%	122,943	3.2%	82,443		301,745	5.3%
Transaction and related costs	—		—		2,353		2,353
Operating income	$138,797	7.0%	$280,008	7.3%	$(84,796)		$334,009	5.8%
(1)	Represents intersegment revenue and cost of revenue of $107.3 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Condensed Consolidated Statements of Income.

	For the nine months ended September 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,774,962	—	$2,931,928	—	$(81,382)	(1)	$4,625,508	—
Cost of revenue	1,597,296	90.0%	2,590,947	88.4%	(81,382)	(1)	4,106,861	88.8%
Gross profit	177,666	10.0%	340,981	11.6%	—		518,647	11.2%
Selling, general, and administrative expenses	88,471	5.0%	112,520	3.8%	85,821		286,812	6.2%
Transaction and related costs	—		—		1,977		1,977
Operating income	$89,195	5.0%	$228,461	7.8%	$(87,798)		$229,858	5.0%
(1)	Represents intersegment revenue and cost of revenue of $81.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	a	2025	2024
Operating income	$137,001	$99,550		$334,009	$229,858
Foreign exchange gain, net	886	553		239	1,874
Other income, net	134	61		182	16
Interest expense, net	(6,955)	(17,859)		(22,296)	(52,984)
Income before provision for income taxes	$131,066	$82,305		$312,134	$178,764

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the three and nine months ended September 30, 2025, and 2024 was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Utilities	$14,043	$14,646	$42,826	$46,350
Energy	7,997	6,901	20,301	22,303
Corporate and non-allocated costs	1,787	1,127	4,598	4,295
Total depreciation and amortization	$23,827	$22,674	$67,725	$72,948

Geographic Region — Revenue and Total Assets

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to evaluate segment performance and are therefore not presented by segment.

The majority of our revenue is derived from customers in the United States with approximately 2.3% and 4.9% generated from sources outside of the United States during the nine months ended September 30, 2025 and 2024, respectively, principally in Canada. As of September 30, 2025 and December 31, 2024, approximately 3.5% and 4.0%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (“Third Quarter 2025 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Third Quarter 2025 Report, our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Third Quarter 2025 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Third Quarter 2025 Report and our Annual Report on Form 10-K for the year ended December 31, 2024.

Introduction

We are a leading provider of critical infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, fabrication, and engineering services to a diversified base of customers through our two segments: Utilities and Energy. The structure of our reportable segments is generally focused on broad end-user markets for our services.

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

Material trends and uncertainties

We generate our revenue from construction and engineering projects, as well as from providing a variety of critical infrastructure services. We depend in part on spending by companies in the communications, gas and electric utilities, energy, chemical, and pipeline industries, as well as state departments of transportation. Over the past several years, each segment has benefited from demand for more energy and power facilities, more reliable gas and electric utility infrastructure, and upgraded and expanded local highway and bridge needs. However, periodically, each of these industries and government agencies is adversely affected by macroeconomic conditions and other challenging market conditions, such as those that had caused declines in the pipeline industry. Economic and other factors outside of our control may affect the amount and size of contracts we are awarded in any particular period.

We actively monitor the impact of the macroeconomic environment, including the impact of inflation, tariffs, and volatility in the commodities markets, on all aspects of our business. We have experienced increased operating costs and anticipate that elevated levels of cost inflation could persist in the remainder of 2025. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted the profitability of our operations until the contracts have been renegotiated to reflect these higher costs.

The U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business remains uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our services in affected markets. We will continue to monitor these developments closely, particularly those that affect our business which operates in both the U.S. and Canada. We are also developing contingency plans, including alternative sourcing strategies and supplier diversification to mitigate potential future impacts.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. We began 2025 with $300.0 million of our variable rate debt outstanding economically hedged. The interest rate swap matured on January 31, 2025. Based on our variable rate debt outstanding as of September 30, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.5 million.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024.

Revenue

Revenue was $2,178.4 million for the three months ended September 30, 2025, an increase of $529.3 million, or 32.1%, compared to the same period in 2024. The increase was due to growth in both our Energy and Utilities segments.

Revenue was $5,717.3 million for the nine months ended September 30, 2025, an increase of $1,091.8 million, or 23.6%, compared to the same period in 2024. The increase was due to growth in both our Energy and Utilities segments.

Gross Profit

Gross profit was $235.7 million for the three months ended September 30, 2025, an increase of $37.1 million, or 18.7%, compared to the same period in 2024. The increase was primarily due to an increase in revenue in both segments, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 10.8% for the three months ended September 30, 2025, compared to 12.0% for the same period in 2024 primarily driven by lower margins in both segments.

Gross profit was $638.1 million for the nine months ended September 30, 2025, an increase of $119.5 million, or 23.0%, compared to the same period in 2024. The increase was primarily due to an increase in revenue in both segments and improved margins in our Utilities segment, partially offset by lower margins in our Energy segment. Gross profit as a percentage of revenue remained consistent at 11.2% for the nine months ended September 30, 2025, compared to the same period in 2024 primarily driven by improved margins in our Utilities segment, offset by lower margins in our Energy segment.

Selling, general and administrative expenses

SG&A expenses were $97.7 million during the three months ended September 30, 2025, a decrease of $0.4 million, or 0.4%, compared to 2024. SG&A expenses as a percentage of revenue decreased to 4.5% compared to 5.9% for the corresponding period in 2024 due to increased revenue and cost control efforts to leverage administrative costs in 2025.

SG&A expenses were $301.7 million during the nine months ended September 30, 2025, an increase of $14.9 million, or 5.2%, compared to 2024, primarily due to increased people costs to support revenue growth and costs associated with the separation agreement entered into with our former Chief Executive Officer. SG&A expenses as a percentage of revenue decreased to 5.3% compared to 6.2% for the corresponding period in 2024 due to increased revenue.

Other income and expense

Non-operating income and expense items for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Foreign exchange gain, net	$886	$553	$239	$1,874
Other income, net	134	61	182	16
Interest expense, net	(6,955)	(17,859)	(22,296)	(52,984)
Total other expense	$(5,935)	$(17,245)	$(21,875)	$(51,094)

Interest expense, net for the three and nine months ended September 30, 2025, decreased $10.9 million and $30.7 million, respectively, compared to the same periods in 2024 due to lower average debt balances and lower average interest rates.

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

The effective tax rate for the nine-month periods ended September 30, 2025 and 2024, of 28.5% and 29.0%, respectively differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

We recorded income tax expense for the nine months ended September 30, 2025, of $89.0 million compared to $51.8 million for the nine months ended September 30, 2024. The $37.2 million increase is primarily driven by a $133.4 million increase in pretax income.

Segment results

Operating performance by segment for the three months ended September 30, 2025 and 2024 was as follows (in millions):

	For the three months ended September 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$737.5	—	$1,485.7	—	$(44.8)	(1)	$2,178.4		—
Cost of revenue	651.5	88.3%	1,336.0	89.9%	(44.8)	(1)	1,942.7		89.2%
Gross profit	86.0	11.7%	149.7	10.1%	—		235.7		10.8%
Selling, general, and administrative expenses	30.9	4.2%	41.1	2.8%	25.7		97.7		4.5%
Transaction and related costs	—	—	—	—	1.0		1.0
Operating income	$55.1	7.5%	$108.6	7.3%	$(26.7)		$137.0		6.3%
(1)	Represents intersegment revenue and cost of revenue of $44.6 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended September 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$666.2	—	$1,010.9	—	$(28.0)	(1)	$1,649.1		—
Cost of revenue	579.2	86.9%	899.3	89.0%	(28.0)	(1)	1,450.5		88.0%
Gross profit	87.0	13.1%	111.6	11.0%	—		198.6		12.0%
Selling, general, and administrative expenses	29.8	4.5%	37.3	3.7%	31.0		98.1		5.9%
Transaction and related costs	—		—		0.9		0.9
Operating income	$57.2	8.6%	$74.3	7.3%	$(31.9)		$99.6		6.0%
(1)	Represents intersegment revenue and cost of revenue of $28.0 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Utilities Segment

Revenue increased by $71.3 million, or 10.7%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increased activity in our power delivery, communications and gas operations markets.

Operating income for the three months ended September 30, 2025 decreased $2.1 million, or 3.7% compared to the same period in 2024 due to lower gross margins, partially offset by revenue growth. Gross profit as a percentage of revenue decreased to 11.7% during the three months ended September 30, 2025 compared to 13.1% in the same period in 2024, primarily due to reduced higher margin storm work in 2025.

Energy Segment

Revenue increased by $474.8 million, or 47.0%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increased renewable energy and industrial activity, partially offset by lower pipeline activity.

Operating income for the three months ended September 30, 2025, increased by $34.3 million, or 46.2%, compared to the same period in 2024, primarily due to revenue growth, partially offset by lower gross margins. Gross profit as a percentage of revenue decreased to 10.1% during the three months ended September 30, 2025, compared to 11.0% in the same period in 2024 primarily due to a more favorable impact from the close out of multiple renewables and industrial projects in 2024. In addition, we experienced increased costs in 2025 on certain renewables projects due in part to unfavorable weather conditions.

Operating performance by segment for the nine months ended September 30, 2025 and 2024 was as follows (in millions):

	For the nine months ended September 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,993.9	—	$3,830.9	—	$(107.5)	(1)	$5,717.3	—
Cost of revenue	1,758.7	88.2%	3,428.0	89.5%	(107.5)	(1)	5,079.2	88.8%
Gross profit	235.2	11.8%	402.9	10.5%	—		638.1	11.2%
Selling, general, and administrative expenses	96.4	4.8%	122.9	3.2%	82.4		301.7	5.3%
Transaction and related costs	—		—		2.4		2.4
Operating income	$138.8	7.0%	$280.0	7.3%	$(84.8)		$334.0	5.8%
(1)	Represents intersegment revenue and cost of revenue of $107.3 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Condensed Consolidated Statements of Income.

	For the nine months ended September 30, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,775.0	—	$2,931.9	—	$(81.4)	(1)	$4,625.5	—
Cost of revenue	1,597.3	90.0%	2,590.9	88.4%	(81.4)	(1)	4,106.8	88.8%
Gross profit	177.7	10.0%	341.0	11.6%	—		518.7	11.2%
Selling, general, and administrative expenses	88.5	5.0%	112.5	3.8%	85.8		286.8	6.2%
Transaction and related costs	—		—		2.0		2.0
Operating income	$89.2	5.0%	$228.5	7.8%	$(87.8)		$229.9	5.0%
(1)	Represents intersegment revenue and cost of revenue of $81.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Utilities Segment

Revenue increased by $218.9 million, or 12.3%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increased activity in our gas operations, power delivery and communications markets.

Operating income for the nine months ended September 30, 2025 increased $49.6 million, or 55.6% compared to the same period in 2024 due to revenue growth and improved gross margins. Gross profit as a percentage of revenue increased to 11.8% during the nine months ended September 30, 2025 compared to 10.0% in the same period in 2024, primarily due to strong performance in power delivery in 2025 and a favorable impact from project closeouts in gas operations in 2025, partially offset by reduced higher margin storm work in 2025.

Energy Segment

Revenue increased by $899.0 million, or 30.7%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increased renewable energy activity, partially offset by lower pipeline activity.

Operating income for the nine months ended September 30, 2025, increased by $51.5 million, or 22.5%, compared to the same period in 2024, primarily due to strong revenue growth, partially offset by lower gross margins. Gross profit as a percentage of revenue decreased to 10.5% during the nine months ended September 30, 2025, compared to 11.6% in the same period in 2024 primarily due to a more favorable impact from the close out of renewable projects in 2024 compared to 2025. In addition, we experienced increased costs in 2025 on certain renewables projects due in part to unfavorable weather conditions.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 2.3% generated from sources outside of the United States during the nine months ended September 30, 2025, principally in Canada.

Backlog

For infrastructure services contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and the estimated revenue on MSA work (“MSA Backlog”). We present two measures of backlog; one that includes Fixed Backlog and MSA Backlog for the next twelve months, and total backlog that includes all Fixed Backlog and MSA Backlog to the end of the MSA agreement. In addition, many of our MSAs are subject to renewal, and these potential renewals can be considered in estimating MSA Backlog. We do not include certain contracts in the calculation of fixed backlog where scope, and therefore contract value, is not adequately defined. We estimate MSA Backlog based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

Fixed and MSA Backlog by reporting segment for the periods ending September 30, 2025, and December 31, 2024, were as follows (in millions):

	September 30, 2025		December 31, 2024
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$107.2	$107.2	$71.1	$71.1
MSA Backlog	1,919.1	6,486.2	1,822.6	5,449.8
Backlog	$2,026.3	$6,593.4	$1,893.7	$5,520.9

Energy
Fixed Backlog	$2,807.6	$3,996.1	$3,160.6	$6,023.7
MSA Backlog	169.2	473.9	142.7	320.7
Backlog	$2,976.8	$4,470.0	$3,303.3	$6,344.4

Total
Fixed Backlog	$2,914.8	$4,103.3	$3,231.7	$6,094.8
MSA Backlog	2,088.3	6,960.1	1,965.3	5,770.5
Backlog	$5,003.1	$11,063.4	$5,197.0	$11,865.3

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of September 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.8 million, and available borrowing capacity was $315.2 million. In addition, there were no outstanding borrowings under our Canadian credit facilities as of September 30, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and available borrowing capacity was $13.7 million in Canadian dollars.

In June 2023, we entered into the Facility with PNC to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024 we renewed the Facility for a two-year term, added Regions to the Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. In March 2025 we entered into the “Amended Facility, modifying certain terms of the Facility and extending the maturity date of the Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended Facility to $250.0 million. Under the Amended Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote SPE created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of September 30, 2025. In addition, the total amount of trade accounts receivable that have been pledged is $62.5 million as of September 30, 2025. As of September 30, 2025, we had $62.5 million available capacity under the Amended Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $431.4 million as of September 30, 2025, compared to $455.8 million as of December 31, 2024. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the nine months ended September 30, 2025, we spent approximately $108.2 million for capital expenditures, which included $64.2 million for construction equipment and $27.7 million on our facilities. Capital expenditures for the remaining three months of 2025 are expected to total between $15.0 million and $20.0 million, which includes $5.0 million to $10.0 million for equipment.

Cash Flows

Cash flows during the nine months ended September 30, 2025 and 2024 are summarized as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Change in cash:
Net cash provided by operating activities	$327.5	$210.1
Net cash used in investing activities	(78.2)	(0.9)
Net cash used in financing activities	(274.6)	(74.0)
Effect of exchange rate changes	1.2	(0.4)
Net change in cash, cash equivalents and restricted cash	$(24.1)	$134.8

Operating Activities

The cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024	Change
Operating Activities:
Net income	$223.2	$126.9	$96.3
Depreciation and amortization	67.7	73.0	(5.3)
Changes in assets and liabilities	38.7	33.8	4.9
Gain on sale of property and equipment	(18.7)	(38.5)	19.8
Other	16.6	14.8	1.8
Net cash provided by operating activities	$327.5	$210.0	$117.5

Net cash provided by operating activities for the nine months ended September 30, 2025 was $327.5 million compared to $210.0 million cash provided by operating activities for the nine months ended September 30, 2024. The change year-over-year was primarily due to an increase in net income.

The significant components of the $38.7 million change in assets and liabilities for the nine months ended September 30, 2025 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $453.0 million primarily due to revenue growth and the timing of our payments to vendors;
●	Accounts receivable increased by $205.8 million, primarily due to increased revenue and the timing of collecting from our customers; and
●	Contract assets increased by $184.7 million, primarily due to increased revenue and the timing of billing our customers.

The significant components of the $33.8 million change in assets and liabilities for the nine months ended September 30, 2024 are summarized as follows:

●	Contract liabilities increased by $290.6 million, primarily due to higher deferred revenue from favorable billing terms on certain new projects;

●	Contract assets decreased by $39.5 million, primarily due to the timing of billing our customers;

●	Accounts payable and accrued liabilities decreased by $32.5 million primarily due to the timing of our payments to vendors; and

●	Accounts receivable increased by $263.2 million, primarily due to increased revenue and the timing of collecting from our customers.

Investing activities

For the nine months ended September 30, 2025, cash used in investing activities was $78.2 million compared to $0.9 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we purchased property and equipment for $108.2 million compared to $98.3 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $27.0 million during the nine months ended September 30, 2025, compared to $97.4 million during the same period in the prior year.

Financing activities

Financing activities used cash of $274.6 million for the nine months ended September 30, 2025, which was primarily due to the following:

●	Payments on long-term debt of $312.6 million, including $250.0 million of additional principal payments on our Term Loan;
●	Dividend payments to our stockholders of $12.9 million;
●	Payments related to tax withholding for stock-based compensation of $11.0 million; and
●	Borrowings on our accounts receivable securitization facility of $62.5 million.

Financing activities used cash of $74.0 million for the nine months ended September 30, 2024, which was primarily due to the following:

●	Payments on long-term debt of $55.9 million;
●	Dividend payments to our stockholders of $9.6 million; and
●	Payments related to tax withholding for stock-based compensation of $6.6 million.

Credit Agreements

For a description of our credit agreements, see Note 7 — “Credit Arrangements” in Item 1, Financial Statements of this Third Quarter 2025 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this Third Quarter 2025 Report.

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

●	As of September 30, 2025, we had letters of credit outstanding of $10.0 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Amended Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Third Quarter 2025 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or completion bonds in connection with services that we provide. As of September 30, 2025, we had bid and completion bonds issued and outstanding totaling approximately $8.1 billion. The remaining performance obligation on those bonded projects totaled approximately $2.1 billion as of September 30, 2025. As of the date of this Third Quarter 2025 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of September 30, 2025, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Based on our variable rate debt outstanding as of September 30, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.5 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer (“Interim CEO”) and our Executive Vice

President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Interim CEO and CFO concluded that, as of September 30, 2025, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in Item 1. Financial Statements of this Third Quarter 2025 Report.

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

PRIMORIS SERVICES CORPORATION

Date: November 3, 2025	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)