Form 10-K
period 2025-12-31
Primoris Services Corp
filed 2026-02-24
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4.2 billion based upon the closing price of such common equity as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this Annual Report on Form 10-K, in addition to those stockholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates.

On February 17, 2026, there were 54,056,502 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation, tariffs and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Middle East, war between Russia and Ukraine, tension between China and Taiwan and other geopolitical tensions, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions, cybersecurity threats or inability to protect intellectual property; disruptions and risks related to artificial intelligence; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing political conditions and legal and regulatory requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; asset impairments; and risks arising from the inability to successfully integrate acquired businesses. We discuss many of these risks in detail in Part I, Item 1A. “Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I

ITEM 1. BUSINESS

Business Overview

Primoris Services Corporation (“Primoris”, the “Company”, “we”, “us”, or “our”) is a leading provider of critical infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, and engineering services to a diversified base of customers through our two segments: Utilities and Energy. The structure of our reportable segments is generally focused on broad end-user markets for our services.

We have longstanding customer relationships with solar facility developers, power producers, gas and electric utilities, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as transportation agencies across our core markets. We provide our services to a diversified base of customers, under a range of contracting options. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

Reportable Segments

Our current reportable segments are the Utilities segment and the Energy segment.

The Utilities segment operates throughout the United States and specializes in a range of services, including the construction and maintenance of new and existing natural gas and electric utility distribution and transmission systems, and communications systems.

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, and petroleum and petrochemical industries, as well as state departments of transportation.

Strategy

Our strategy has remained consistent from year to year and continues to emphasize the following key elements:

●	Growth Through Controlled Expansion. We continue to grow our Company by expanding our scope of services, leveraging our existing customer base to expand into new geographic markets, and adding new customers. In addition, we evaluate acquisitions that offer growth opportunities and the ability to leverage our resources as a leading service provider to the utilities and energy industries, specifically focusing on attractive markets, like renewable energy, electric transmission and distribution, gas distribution, and power generation.

●	Emphasis on MSA Revenue Growth, Retention of Existing Customers and Expansion of Project Work in our Core Competencies. In order to fully leverage our relationships with our existing customer base, we believe it is important to maintain strong customer relationships in order to drive more revenue from them. We are focused on an intentional mix of recurring work from MSAs, which are generally multi-year agreements that provide visible, recurring revenue, and project work in areas of our core competencies.

●	Ownership or Long-Term Leasing of Equipment. Many of our services are equipment intensive. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership or long-term leasing of a large and varied construction fleet and our maintenance facilities enhances our access to reliable equipment at a favorable cost.

●	Stable Work Force. Our business model emphasizes self-performance of a significant portion of our work. In both of our segments, we maintain a stable work force of skilled, experienced craft professionals, many of whom are cross-trained on projects such as pipeline and facility construction, refinery maintenance, gas and electrical distribution, and piping systems.

●	Selective Bidding. We selectively bid projects that we believe offer an opportunity to meet our profitability objectives and that may offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We also strive to reduce risk in our project selection process. We believe that by carefully positioning ourselves in market segments that have meaningful barriers of entry, we can continue to be competitive.

●	Maintain a strong balance sheet and a conservative capital structure. We have maintained a capital structure that provides access to debt financing as needed while relying on strong operating cash flows to provide the primary support for our operations. We believe this structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Backlog

Backlog is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

We have longstanding customer relationships with solar facility developers, power producers, gas and electric utilities, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as transportation agencies across our core markets. We have completed major underground and industrial projects for large natural gas transmission and petrochemical companies in the United States and major electrical and gas projects for large utility companies in the United States. Although we have not been dependent upon any one customer in any year, a small number of customers may constitute a substantial portion of our total revenue in any given year.

We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. We often provide services under long term MSAs, which are generally multi-year agreements for specific types of work. Work performed under these contracts is typically generated through project specific work orders, ranging from repairs and new installations to maintenance and upgrade services. These MSAs have various terms, depending on the nature of the services provided, and our customers are generally not contractually obligated to purchase an amount of services from us under the MSAs, although we do have MSAs that include minimum spend requirements or targeted spend amounts. For the years ended December 31, 2025, 2024 and 2023, revenue derived from projects performed under MSAs was 32.0%, 36.8%, and 36.7% of total revenue, respectively.

Our customers include many of the leading energy and utility companies in the United States, such as; Xcel Energy, Pacific Gas & Electric, Southern California Gas, Oncor Electric, Duke Energy, Sempra Energy, Williams, Hecate Energy, Consumers Energy, Dominion, Valero, D.E. Shaw Renewable Investments, Entergy, Florida Power and Light, Intersect Power, Avantus, ExxonMobil, and Enterprise Pipeline as well as the Texas Department of Transportation and the Louisiana Department of Transportation and Development.

Our top ten customers vary from year to year due to the nature of our business. A large construction project for a customer may result in significant revenue in one year, with significantly less revenue in subsequent years after project completion. For the years ended December 31, 2025, 2024 and 2023, 53.1%, 41.3% and 41.1%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue.

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

Competition

We face competition on large construction projects from both regional and national contractors, including competition from larger companies that have financial and other resources in excess of those available to us. Competitors on small construction projects range from large construction companies to a variety of smaller contractors. We compete with many local and regional firms for construction services and with a number of large firms on select projects. Each business unit faces varied competition depending on the type of project, project location, and services offered.

We compete with different companies in different end markets. For example, competitors in our utilities markets include Quanta Services, Inc., Dycom Industries, MYR Group, and MasTec, Inc.; competitors in our industrial markets include PCL, Kiewit, Performance Contractors, and Boh Brothers; competitors in the renewables market include Blattner Energy and Mortenson; and competitors in our highway services markets include Sterling Construction Company and Zachry Construction Company. In each market we may also compete with local, private companies.

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

Risk Management, Insurance and Bonding

We maintain a comprehensive schedule of primary and excess insurance policies covering a broad range of exposures arising from our construction and general business operations. All of our policies have been procured with limits and deductibles or self-insured retention amounts up to certain limits applied on an occurrence or claims made basis.

We maintain a comprehensive safety and risk management program that has contributed to a favorable loss experience factor. Our senior leadership, enterprise risk management department, and large network of safety directors and health, safety, and environmental professionals, effectively assess and manage potential risks and liabilities throughout the pre-construction and performance phases of our projects. While we place a strong emphasis on maintaining a safe workplace, we cannot provide assurances that we will be able to prevent or reduce all injuries or claims within our operations.

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

Regulation and Environmental Requirements

Our operations are subject to compliance with regulatory requirements of federal, state, and municipal agencies and authorities, and international laws and regulations including with respect to:

●	Licensing, permitting and inspection requirements applicable to construction projects;
●	Worker safety, including regulations established by the Occupational Safety and Health Administration (OSHA), Mine Safety and Health Administration (MSHA), and other local or state regulatory bodies;
●	Wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
●	Transportation of equipment and materials, including licensing and permitting requirements, as well as aviation activities;
●	Building and electrical codes;
●	Applicable U.S. and non-U.S. anti-corruption regulations;
●	Immigration regulations applicable to the U.S. and cross-border employment;
●	Labor relations;
●	Special bidding, procurement and other requirements on government projects; and
●	Protection of the environment, including regulations established by the Environmental Protection Agency, state agencies and other foreign environmental regulators.

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

We are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, liability can be imposed for cleanup of previously owned or leased properties, or properties to which hazardous substances or wastes were sent by current, or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge, or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, or affect our ability to sell, lease or use our properties as collateral for financing.

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

Climate Related Impacts

Our management considers climate-related risks and opportunities in connection with its long-term strategic planning and enterprise risk management process. While the overall impact on our operations continues to evolve, various aspects of changing climate and weather patterns, as well as market and societal concerns about the future impact of changing climate and weather patterns, have resulted and are expected to continue to result in operational opportunities and challenges. These opportunities and challenges arise from the physical risks associated with changes in climate and weather patterns, as well as technological advances, market developments and additional regulatory and compliance costs.

Our operating results can be significantly influenced by the climates in which we operate as well as severe weather events. Changes in climate could result in more accommodating weather patterns for greater periods of time in certain areas, which may enable us to increase our productivity in those areas. Physical risks associated with changing climate and weather patterns have also increased hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. Additionally, new legislation or regulation related to changing climate and weather patterns could increase our costs. However, due to risks associated with changing climate and weather patterns some utility customers are utilizing sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy segment. For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Human Capital Management

Employee Profile. We believe that our employees are vital to successfully completing our projects. Our ability to maintain sufficient, continuous work for hourly employees helps us to maintain a stable, loyal workforce with an understanding of our policies and culture, which contributes to our strong performance, safety and quality record. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers. In addition, we have partnerships with technical schools where we recruit and hire craft employees.

Several of our subsidiaries have operations that are unionized through the negotiation and execution of collective bargaining agreements. As of December 31, 2025, approximately 30% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. These collective bargaining agreements have varying terms and are subject to renegotiation upon expiration. We have not experienced recent work stoppages and believe our employee and union relations are good.

As of December 31, 2025, we employed 3,055 salaried employees and 15,471 hourly employees. The total number of hourly personnel employed is subject to the volume of infrastructure services and construction work in progress.

We employ a dynamic mix of people to create the strongest company possible. Our policy prohibits discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We employ people of all backgrounds, experiences, cultures, styles and talents.

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

Safety, Health and Wellness. We are committed to the health, safety and wellness of our employees, and we pride ourselves on above average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture. Lost Time Injury Rate (“LTIR”) tracks the rate of injuries in the workplace which results in the employee having to take a minimum of one full working day away from work. For the year ended December 31, 2025, our LTIR rate was 0.11 compared to an industry average of 0.90 per the U.S. Bureau of Labor construction industry statistics. Total Recordable Incident Rate (“TRIR”) tracks the total number of workplace injuries which rise to the level of the Occupational Safety and Health Administration’s definition of recordability, whether leading to time away from work or not. TRIR is reported as the number of workplace safety incidents per 100 full-time workers during a one-year period. For the year ended December 31, 2025, our TRIR rate was 0.53 compared to an industry average of 2.20 per the U.S. Bureau of Labor construction industry statistics.

Compensation and Benefits. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. Our compensation programs are generally designed to align employee compensation with market practices and our performance. With respect to our executive officers, business unit management, and other senior leadership, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company and individual performance. In connection with these compensation programs, we grant stock-based compensation to management and key personnel at the business unit levels, which we believe helps to align incentives throughout our organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11. “Executive Compensation,” which will be incorporated by reference from our definitive proxy statement related to our 2026 Annual Meeting of Stockholders.

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

Website Access and Other Information

Our website address is www.prim.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the “Investors” tab or through the website of the Securities and Exchange Commission (the

“SEC”) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy and Risk Committee are posted on our website under the “Investors/Governance Documents” tab. Also posted on our website under the “Investors/Governance Documents” tab is our Code of Conduct. We intend to disclose on our website any amendments or waivers to our Code of Conduct.

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

Our business is subject to seasonal and annual fluctuations. Some of the quarterly variation is the result of weather, particularly rain, ice, snow, and named storms, which create difficult operating conditions. Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter, and demand for routine repair and maintenance services for electric utilities is lower during their peak customer needs in the summer. Some of the annual variation is the result of construction projects which fluctuate based on customer timing, project duration, weather, and general economic conditions. Annual and quarterly results may also be adversely affected by:

●	Changes in our mix of customers, projects, contracts and business;
●	Regional or national and/or general economic conditions and demand for our services;
●	Variations and changes in the margins of projects performed during any particular quarter;
●	Increases in the costs to perform services caused by changing conditions;
●	The termination, or expiration of existing agreements or contracts;
●	The budgetary spending patterns of customers;
●	Increases in construction costs, including due to tariffs, inflation or supply chain challenges, that we may be unable to pass through to our customers;
●	Cost or schedule overruns on fixed-price contracts;
●	Availability of qualified labor for specific projects;
●	Changes in bonding requirements and bonding availability for existing and new agreements;
●	The need for, and availability of, letters of credit;
●	Costs we incur to support growth, whether organic or through acquisitions;
●	The timing and volume of work under contract; and
●	Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter, or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers have at times in the past and may in the future delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of and potential disruptions related to artificial intelligence (“AI”) in the industries we serve, could adversely affect our customers and their willingness to fund capital expenditures in the future.

Economic, political, regulatory and market conditions affecting our specific end markets can adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. For example, much of the work that we perform in the highway markets involves funding by federal, state and local governments. This funding is subject to fluctuation based on the budgets and operating priorities of the various government agencies and has in the past and may in the future be impacted by federal government shutdowns and federal budget cuts.

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

In addition, many customers operate in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve, including from climate-related initiatives and developments in AI, could render existing projects or technologies uncompetitive or obsolete, and cause longer-term changes in consumer behavior or alter our customers’ existing operating models. Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services.

Our business may be materially adversely impacted by regional, national and/or global requirements related to weather and climate patterns and the impact of greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, are the focus of increased scientific and political scrutiny and may be subject to changing legal requirements. International agreements, federal laws, state laws and various regulatory schemes to limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a portion of our revenue and contract profit from engineering and construction services to clients that own and/or operate a wide range of process plants and own and/or operate electric power generating plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting, or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our products and/or services.

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

While the potential impact of climate-related changes, including legislative and regulatory responses thereto, on our operations is uncertain, management considers climate-related risks and opportunities in connection with its long-term strategic planning and short-term deployment of resources. Changing climate and weather patterns may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are influenced by weather, and major changes in weather patterns could significantly impact our future operating results. For example, if changing climate and weather patterns result in more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively impact our operating results.

Concerns about the impact of climate change have resulted, and are expected to continue to result, in technological advancements and market developments that impact our business. For example, utility customers are expanding sustainable sources of power generation, such as renewables, which can provide additional opportunities for our Energy segment. Additionally, increased electrification of new technologies may lead to additional demand for new and expanded electric power infrastructure and reengineering of existing electric power infrastructure. However, concerns about climate change could also result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, as well as decreased demand for refined products, which in turn could negatively impact our customers and demand for certain of our pipeline, underground utility and infrastructure services.

The foregoing factors could also affect our customers and the types of projects that they award. Demand for power projects, underground pipelines or highway projects could be affected by significant changes in weather, or climate conditions, or by regulatory changes relating thereto, which could in turn reduce demand for our services.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters and public health crises have in the past, and could in the future, impact our business. Events such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events could disrupt our operations, or the operations of one or more of our vendors or customers, and could adversely affect our financial results. In particular, these types of events could impact our product supply chain from or to the impacted region and could cause our customers to delay or cancel projects, which could impact our ability to operate. In addition, these types of events could lead to general inefficiencies from having to start and stop work, re-sequencing work or modifying our customary work practices.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively impact our future results of operations, cash flows and liquidity.

A significant portion of our business is focused on providing construction and/or installation services to owners and operators of solar power and other renewable energy facilities. Currently, the development of solar and other renewable energy facilities benefit from the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and increased demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or similar environmental policies may negatively affect future demand for our services. Changes to federal support for renewable energy projects may also negatively affect future demand for our services.

We may lose business to competitors through the competitive bidding processes.

We are engaged in a competitive business in which some customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other infrastructure services contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in equipment and technology, which can put pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business. Additionally, an increase in competition may result in a decrease in new awards, a decrease in profit margins, or both.

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

A portion of our revenue is derived from project-based work that is awarded through a competitive bid process. The portion of revenue generated from the competitive bid process for 2025, 2024 and 2023 was approximately 27.6%, 28.3%, and 30.1%, respectively. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether or when work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

We derive a meaningful portion of our revenue from a few customers, and the loss of one or more of these customers could have significant effects on our revenue, resulting in adverse effects on our financial condition, results of operations and cash flows.

Our customer base is reasonably concentrated, with our top ten customers accounting for approximately 53.1% of our revenue in 2025, 41.3% of our revenue in 2024 and 41.1% of our revenue in 2023. However, the customers included in our top ten customer list generally vary from year to year. Our revenue is dependent both on performance of larger construction projects and relatively smaller projects under MSAs. For the large construction projects, the completion of the project does not necessarily represent the permanent loss of a customer; however, the future revenue generated from work for that customer may fluctuate significantly.

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

During 2025, 2024 and 2023, revenue attributable to our services outside of the United States, principally in Canada, was 2.3%, 4.6% and 5.8% of our total revenue, respectively. There are risks inherent in doing business internationally, including:

●	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;
●	Political and economic instability;
●	Changes in United States and other national government import or export licensing requirements, tariffs, trade policies and relations affecting the market for our services, including arising from policy initiatives implemented by the U.S. presidential administration;
●	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar non-United States laws and regulations;
●	Currency exchange rate fluctuations, devaluations and other conversion restrictions;
●	Restrictions on, or fees or taxes associated with, repatriating foreign profit and assets back to the United States; and
●	Difficulties in staffing and managing international operations.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation and business. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

Backlog may not be realized or may not result in revenue or profit. Our backlog is subject to cancellation and unexpected adjustments and, therefore, is not necessarily an accurate representation of future operating results.

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

In addition, most contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. Additionally, some revenue may never be included in backlog if it is awarded and completed in the same quarter. While backlog includes estimated MSA revenue, customers are not contractually obligated to purchase a certain amount of services under the MSA, making it difficult to estimate our customers’ demand for our services.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

While backlog may not be indicative of the revenue we expect to earn the following fiscal year, it is a potential, though not comprehensive, indicator of future revenue more generally; however, recognition of revenue from backlog does not necessarily ensure that the projects will be profitable. Poor project execution could impact profit from contracts included in backlog. For projects for which a loss is expected, future revenue will be recorded with no margin, which may reduce the overall margin percentage for work performed. If our backlog fails to materialize, or if amounts in our backlog are unprofitable, our results of operations, cash flows, liquidity and financial condition could be materially adversely affected.

Our actual cost may be greater than expected in performing our contracts causing us to realize significantly lower profit or losses on our projects.

We currently generate, and expect to continue to generate, a substantial portion of our revenue from fixed price and unit price contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

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

Our ability to perform work and meet customer schedules can be affected by weather conditions such as snow, ice, rain, and named storms. Weather may affect our ability to work efficiently and can cause project delays and additional costs. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability. The impact of weather conditions can result in variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year.

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

Although significant materials are often supplied by the customer, we use suppliers to provide some materials and equipment used for projects. If a supplier fails to provide supplies and equipment at the estimated price, fails to provide adequate amounts of supplies and equipment, fails to provide supplies or equipment that meet the project requirements, or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project. The additional cost or project delays can negatively impact project profitability and may impact our reputation.

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

We periodically enter into various joint ventures and teaming arrangements where control may be shared with unaffiliated third parties. At times, we also participate in joint ventures where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, including internal controls and financial reporting which may have an impact on our business. If our joint venture partners fail to satisfactorily perform their joint venture obligations, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, and where we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture, we may be required to make additional investments or provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profit and may impact our reputation in the industry.

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

In our fixed-price and unit-price contracts we may provide a project completion date, and in some of our projects we may commit that the project will achieve specific performance standards, including completion by a certain date. Failure to complete the project as scheduled or at the contracted performance standards could result in additional costs or penalties, including liquidated damages, and such amounts could reduce or exceed expected project profit and may have a material adverse impact on our business, results of operations and financial condition.

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

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce, the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for, or work on, certain projects.

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

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, cyber-security and related incidents, property damage, punitive damages, and civil penalties, or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, our cash flows, and our business.

We are self-insured up to certain limits.

Although we maintain insurance policies with respect to general liability, auto liability and worker’s compensation liability, those policies are subject to deductibles or self-insured retention amounts up to certain limits applied on an occurrence basis. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible per individual claimant per year.

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

In many instances, these key employees have significant experience and expertise in our industry. These key employees often possess and maintain key relationships with our customers and subcontractors that would be difficult to replace. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

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

As of December 31, 2025, approximately 30% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have an adverse effect on our business.

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

The amount of the withdrawal liability legislated by ERISA and MEPA varies for every pension plan to which we contribute. For each plan, our potential liability is the total unfunded vested benefits of the plan multiplied by a fraction: the numerator of the fraction is the sum of our contributions to the plan for the past ten years and the denominator is the sum of all contributions made by all employers to the plan for the past ten years. For some pension plans to which we contribute, the total unfunded vested benefits for the entire plan could be in the billions of dollars. If we cannot reduce the alleged fractional exposure through exemptions or negotiations, the withdrawal from a plan could have a material adverse impact on our business.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have an adverse effect on our business.

As part of our growth strategy, we intend to acquire companies that expand, complement or diversify our business. Acquisitions may expose us to operational challenges and risks, including, among others:

●	The diversion of management’s attention from the day-to-day operations of the combined company;
●	Managing a significantly larger company than before completion of an acquisition;
●	The assimilation of new employees and the integration of business cultures;
●	Training and facilitating our internal control processes within the acquired organization;
●	Retaining key personnel;
●	The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
●	Challenges in keeping existing customers and obtaining new customers;
●	Challenges in combining service offerings and sales and marketing activities;
●	Difficulties identifying significant risks during due diligence activities;
●	The assumption of unknown liabilities of the acquired business for which there are inadequate reserves;
●	The potential impairment of acquired goodwill and intangible assets; and
●	The inability to enforce covenants not to compete.

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

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace, including OSHA and other state and local laws and regulations. While we have invested, and will continue to invest, substantial resources in our environmental, health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violating health and safety regulations, our reputation could suffer and our customers could cancel our contracts and not award us future business.

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

The cyber threats we and our third-party service providers (including our partners and vendors) face are rapidly evolving and are becoming increasingly sophisticated (often through the use of AI) and include denial of service attacks, ransomware, spyware, misinformation, phishing/smishing/vishing attacks, business compromise attacks, typosquatting, automated attacks, employee errors, negligence or malfeasance, the use of malicious codes or worms, payment fraud, and other unauthorized occurrences on, or conducted through, our or our third-party service providers’ information systems and networks, originating from a wide variety of sources, including criminals, terrorists, nation states, financially motivated actors, internal actors, and external service providers.

Any cyber threat that affects our facilities, our systems, our partners, our customers or any of our financial data could have a material adverse effect on our business. We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers supplying us their data rely on the security of our infrastructure and systems, including hardware, software and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such third parties who provide us services or with whom we communicate could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Despite our security measures and business continuity plans, our information technology systems and networked and connected products may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, or breaches due to errors or malfeasance by employees, contractors or others who have access to these systems and products. Any of these events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation.

We have experienced cyber security threats, such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents will continue to increase. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation, disrupt our operations, expose us to potential liability, regulatory actions and loss of business, and materially impact our results of operations. We currently maintain a cyber insurance policy; however, such insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

While we have taken steps to mitigate persistent and continuously evolving cyber security threats by implementing network security and internal control measures, implementing policies and procedures for managing risk to our information systems, periodically testing our information technology systems, and conducting employee training on cyber security, a system or network failure or data security breach could disrupt our business or the delivery of services to our customers, result in potential liabilities, the termination of contracts, divert the attention of management from effectively operating our business, cause significant reputational damage, or otherwise have an adverse effect on our financial results. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt. If existing cash balances together with the borrowing capacity under our credit facilities were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources. Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results. These factors may affect our ability to arrange additional financing on terms that are acceptable to us. If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities. In addition, the terms of any financing agreement we enter into may require us to agree to covenants that limit or restrict our operational and financial flexibility.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. At December 31, 2025, our balance sheet included goodwill of $856.9 million and intangible assets of $190.2 million resulting from previous acquisitions. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Goodwill and Indefinite-Lived Intangible Assets” of this Annual Report on Form 10-K. Any impairment of goodwill, or identifiable intangible assets recorded in connection with the various acquisitions, or for any future acquisitions, would negatively impact our results of operations.

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

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2025, none of our variable rate debt was economically hedged. If interest rates increase, our debt service obligations will increase even if the amount borrowed remains the same, and our net income and cash flows will decrease correspondingly. Based on our variable rate debt outstanding as of December 31, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.4 million.

Risks Related to our Common Stock

Our common stock is subject to potential dilution to our stockholders.

As part of our acquisition strategy, we have issued and used shares of common stock as part of contingent earn-out consideration, which has resulted in dilution to our stockholders. Additionally, we could issue shares in connection with an acquisition which could result in dilution to our stockholders. Our Certificate of Incorporation permits us to issue up to 90.0 million shares of common stock of which approximately 54.0 million were outstanding at December 31, 2025. While New York Stock Exchange rules require that we obtain stockholder approval to issue more than 20% additional shares, stockholder approval is not required below that level. In addition, we can issue shares of preferred stock which could cause further dilution to the stockholder, resulting in reduced net income and cash flow available to common stockholders.

In 2022, our stockholders adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), under which eligible full-time employees can purchase shares of our common stock at a discount on a semi-annual basis. The number of shares authorized and available for purchase under the ESPP is 1.0 million. As of December 31, 2025, there were 945,700 shares of common stock remaining available for purchase. Additional purchases made under the ESPP will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

In 2023, our stockholders adopted our 2023 Equity Incentive Plan (“2023 Equity Plan”). The 2023 Equity Plan replaced a previous equity plan. The 2023 Equity Plan authorized the Board of Directors to issue equity awards totaling 6.5 million shares of our common stock. As of December 31, 2025, there were 5.5 million shares of common stock remaining available for issuance under our 2023 Equity Plan. Equity awards made to our directors and employees will have the effect of diluting our earnings per share and stockholders’ percentage of ownership.

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

Cybersecurity Risk Management and Strategy

We rely on computer, information, network, and communication technology and related systems to operate our business and to protect confidential, restricted, and sensitive company, customer, and partner information. We have a multi-layered cybersecurity risk management program designed to identify risks related to the organization’s digital and physical assets, review and assess existing security measures, and implement and manage solutions to mitigate cyber risks. These solutions are designed to protect our facilities, our systems, our partners, our customers, and our financial data in case we experience a cyber incident. Protection measures are designed to detect and guard against threats, including phishing, social engineering, executive targeting, brand impersonation, configuration mistakes, sensitive data leakage, leaked credentials, malicious attacks, third-party risks, vulnerabilities, insider threats (both intentional and unintentional), and password attacks. This type of ongoing vulnerability risk management is crucial as the organization and the external threat landscape evolves. This cybersecurity risk management program is incorporated as part of the Primoris Enterprise Risk Management Program.

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

As of the date of this report, we are not aware of any known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, as discussed under Part I, Item 1A. “Risk Factors”, specifically the risks titled “Disruptions to our operational systems could adversely impact our operations, our ability to report financial results and our business” and “Security breaches, cyber security attacks or other disruptions to our information technology systems and networks could adversely impact our operations or compromise the confidentiality of private customer data or our own proprietary information,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner, which could materially affect us, including our business operations, results of operations or financial condition.

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

Facilities

We lease our executive offices in Dallas, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include offices, production yards, maintenance shops, and training and education facilities that are used in our operations by both of our segments. As of December 31, 2025, we owned 44 of our facilities and leased the remainder. We believe that our facilities are adequate to meet our current and foreseeable requirements.

Property, Plant and Equipment

The construction industry is capital intensive, and we expect to continue making capital expenditures to meet anticipated needs for our services. In 2025, we spent approximately $129.9 million for capital expenditures, which included $75.8 million for construction equipment and $35.3 million on our facilities.

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

Legal Proceedings

For information regarding legal proceedings, see Note 11 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “PRIM”. We had outstanding 54,056,502 shares of common stock and 271 stockholders of record as of February 17, 2026. These stockholders of record include depositories that hold shares of stock for brokerage firms, which in turn, hold shares of stock for numerous beneficial owners.

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

The following graph compares the cumulative total return to holders of our common stock during the five-year period from December 31, 2020, and in each quarter through December 31, 2025. The return is compared to the cumulative total return during the same period achieved on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and a peer group index selected by our management that includes five public companies within our industry (the “Peer Group”). The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of MasTec, Inc., MYR Group, Inc., Dycom Industries, Inc., Sterling Construction Company, Inc. and Granite Construction, Inc.

The returns are calculated assuming that an investment with a value of $100 was made in our common stock, the S&P 500 and the Peer Group as of December 31, 2020. All dividends were reinvested in additional shares of common stock. The Peer Group investment is weighted based on the market capitalization of each company at the measurement period. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF DECEMBER 31, 2020 THROUGH DECEMBER 31, 2025

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

Introduction

We are a leading provider of critical infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, and engineering services to a diversified base of customers through our two segments: Utilities and Energy. The structure of our reportable segments is generally focused on broad end-user markets for our services.

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

We have longstanding customer relationships with solar facility developers, power producers, gas and electric utilities, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as transportation agencies across our core markets. We have completed major underground and industrial projects for a number of large natural gas transmission and petrochemical companies in the United States and major electrical and gas projects for a number of large utility companies in the United States. We enter into a large number of contracts each year, and the projects can vary in length from daily work orders to as long as 36 months, and occasionally longer, for completion on larger projects. Although we have not been dependent upon any one customer in any year, a small number of customers tend to constitute a substantial portion of our total revenue in any given year.

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2025, 2024, and 2023, $5.6 billion, $4.7 billion, and $3.9 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

We have seen and continue to anticipate potential changes to the regulatory and environmental requirements for many of our clients’ infrastructure projects, which may impact the timing and certainty of projects. While permitting and other regulatory challenges create uncertainty as to the timing of some of our opportunities, we continue to see consistent investment activity across a wide range of projects in the end markets we serve. We believe that we have the financial and operational strength to meet the challenge of either short-term delays or significant increases in work. We continue to be optimistic about both short and longer-term opportunities. Our current outlook for our primary end markets is as follows:

●	Construction of alternative energy facilities, chemical processing facilities, renewable natural gas facilities, solar power facilities, battery storage — We believe state and federal governments, investors and utilities remain committed to a diversified power generation mix that includes alternative energy sources. As this trend continues, along with the growing demand for power, we are seeing strong demand for the construction of new generation facilities powered by renewable energy sources, as well as energy storage systems. The extension of investment incentives and strong support of U.S. manufacturing has attracted a significant amount of capital to finance renewable projects as well as to enhance the supply chain needed to meet increasing demand. To the extent this trend continues, we anticipate continued engineering, procurement, and construction opportunities, that will benefit our Energy segment.

●	Communications construction opportunities — We believe the federal government remains committed to improving and expanding broadband communications access. Federal and State programs provide critical funding to help construct and improve the infrastructure required to provide sufficient broadband access to areas that have historically had lower access to broadband services. We expect these opportunities, as well as ongoing spending by communications and technology companies, to benefit our Utilities segment.

●	Power Delivery, inspection, maintenance, and replacement of electrical utility infrastructure — We are experiencing strong tailwinds in our power delivery business due to increased demand for electricity in the United States. Electric utilities continue to invest in grid resiliency, modernization, renewable generation integration, and increased electrification of certain industries. Our national position in this market allows for scalable coverage across the industry. Electric distribution expansion and resiliency initiatives with clients in our key markets has been, and will continue to be, a strong opportunity for us as we see utilities customers continue to invest in grid reliability. Additionally, we are experiencing new opportunities as utilities providers and current federal legislations requires investments in renewable and natural gas generation and upgrades to transmission infrastructure. These opportunities, as well as ongoing electric utility repair and maintenance opportunities are expected to benefit our Utilities segment.

●	Inspection, maintenance and replacement of gas utility infrastructure — We expect that ongoing safety enhancements to gas pipeline systems and the gas utility infrastructure will provide continuing opportunities for our Utilities segment. We also expect that gas utility repair and maintenance opportunities will continue.

●	Construction of natural gas-fired power plants and industrial plants — We expect strong demand for baseload and peak shaving power plants, as well as behind the meter generation for data centers. We believe that based on continuing population growth, increased power demand, and the intermittency of renewable power resources, gas powered generation will still be needed, not withstanding some opposition to these traditional generation sources. In addition, the historically low price of natural gas could result in the continued replacement of higher carbon emitting coal-fired power plants and the conversion and expansion at chemical plants and industrial facilities in other parts of the United States. These opportunities would benefit our Energy segment.

●	Construction of petroleum, natural gas, natural gas liquid, and other liquid pipelines — We expect that the volatility in the price of oil, gas, and condensates could reduce production of higher operating cost shale basins. In addition, the ability of our customers to obtain federal and state permits for projects could impact the demand for our services, especially for larger interstate pipelines. However, high levels of production from the shale formations and increased demand for gas-fired power generation and exporting liquified natural gas (“LNG”) could strain the current pipeline capacity limitations between production and processing locations which would provide opportunities for our Energy segment.

●	Inspection, maintenance and replacement of pipeline infrastructure — We believe that regulatory measures around the frequency or stringency of pipeline integrity testing requirements provides growth opportunity for our Energy segment. Regulatory requirements continue to mandate or require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates safely, reliably and in an environmentally conscious manner. In addition, permitting challenges associated with construction of new pipelines may make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through maintenance and integrity initiatives. As a result, we expect a potential increase in demand for our pipeline integrity services.

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

We actively monitor the impact of the macroeconomic environment, including the impact of inflation, tariffs, and volatility in the commodities markets, on all aspects of our business. We have experienced increased operating costs and anticipate that elevated levels of cost inflation could persist in 2026. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted the profitability of our operations until the contracts have been renegotiated to reflect these higher costs.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility, Term Loan, and Amended Accounts Receivable Securitization Facility bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2025, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.4 million.

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

At December 31, 2025, we had approximately $201.2 million of unapproved contract modifications included in the aggregate transaction prices. These unapproved contract modifications were in the process of being negotiated in the normal course of business. Approximately $179.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2025.

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

Identifiable Tangible Assets. Significant identifiable tangible assets acquired would include accounts receivable, contract assets, leases and fixed assets (generally consisting of facilities and construction equipment). We determine the fair value of these assets as of the acquisition date. For current assets and current liabilities of an acquisition, we will evaluate whether the book value is equivalent to fair value due to their short-term nature. We estimate the fair value of fixed assets using a market approach, based on comparable market values for similar equipment of similar condition and age.

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

There were no impairments of goodwill for the years ended December 31, 2025, 2024 and 2023.

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

Based on our results for the year ended December 31, 2025, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $3.8 million.

Litigation and contingencies—Litigation and contingencies are included in our consolidated financial statements based on our assessment of the expected outcome of litigation proceedings or the expected resolution of the contingency. We record costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. Management is unable to ascertain the ultimate outcome of other claims and legal proceedings; however, after review and consultation with counsel and taking into consideration relevant insurance coverage and related deductibles/self-insurance retention, management believes that it has meritorious defenses to the claims and believes that the reasonably possible outcome of such claims will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial condition or cash flows. See Note 11 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Recently Issued Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Results of Operations

Consolidated Results

Revenue

2025 and 2024

Revenue for the year ended December 31, 2025 increased by $1.2 billion, or 19.0%, compared to 2024. The increase was due to growth in both our Energy and Utilities segments.

2024 and 2023

Revenue for the year ended December 31, 2024 increased by $0.7 billion, or 11.4%, compared to 2023. The increase was primarily due to growth in our Energy segment.

Gross Profit

2025 and 2024

For the year ended December 31, 2025, gross profit increased by $109.9 million, or 15.6%, compared to 2024. The increase was primarily due to an increase in revenue in both segments, partially offset by lower margins. Gross profit as a percentage of revenue decreased to 10.7% compared to 11.0% for the same period in 2024, primarily driven by lower margins in our Energy segment, partially offset by higher margins in our Utilities segment.

2024 and 2023

For the year ended December 31, 2024, gross profit increased by $115.8 million, or 19.7%, compared to 2023. The increase was primarily due to an increase in revenue in both segments and improved margins. Gross profit as a percentage of revenue increased to 11.0% compared to 10.3% for the same period in 2023, primarily driven by improved margins in our Utilities segment.

Selling, general and administrative expenses

SG&A expenses consist primarily of compensation and benefits to executive, management level and administrative employees, marketing and communications, professional fees, rent for facilities and utilities.

2025 and 2024

SG&A expenses were $399.2 million for the year ended December 31, 2025, an increase of $15.9 million, or 4.1% compared to 2024, primarily due to increased people costs to support revenue growth and investments in technology. SG&A expense as a percentage of revenue for the year ended December 31, 2025 decreased to 5.3% compared to 6.0% for the year ended December 31, 2024 as we continue to improve leverage of our administrative cost base.

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

Transaction and related costs

2025 and 2024

Transaction and related costs for the year ended December 31, 2025 was $2.4 million, a decrease of $0.1 million or 4.0% compared to 2024.

2024 and 2023

Transaction and related costs for the year ended December 31, 2024, were $2.5 million, a decrease of $3.2 million or 56.1% compared to 2023 primarily related to a decrease in integration costs for the PLH Group, Inc. (“PLH”) acquisition.

Other income and expense

Non-operating income and expense items for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Foreign exchange (loss) gain, net	$(0.1)	$2.7	$1.1
Other income, net	1.3	0.1	1.6
Interest expense, net	(28.7)	(65.3)	(78.2)
Total other expense	$(27.5)	$(62.5)	$(75.5)

Interest expense, net for the year ended December 31, 2025, was $28.7 million compared to $65.3 million for the year ended December 31, 2024. The decrease of $36.6 million was due to lower average debt balances and lower average interest rates.

Interest expense, net for the year ended December 31, 2024 was $65.3 million compared to $78.2 million for the year ended December 31, 2023. The decrease of $12.9 million was due to lower average debt balances and lower average interest rates.

The weighted average interest rate on total debt outstanding at December 31, 2025, 2024 and 2023 was 5.0%, 5.6% and 6.8%, respectively.

Provision for income taxes

Our provision for income taxes increased $35.1 million to $109.1 million for 2025 compared to 2024. The increase was primarily driven by an increase in pre-tax profits subject to tax.

Our provision for income taxes increased $22.5 million to $74.0 million for 2024 compared to 2023. The increase was primarily driven by an increase in pre-tax profits subject to tax.

The effective tax rate on income for 2025, 2024 and 2023 was 28.4%, 29.0% and 29.0%, respectively. In all years presented, the tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes and nondeductible components of per diem expenses.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense for the year ended December 31, 2025, nor did it materially change our effective income tax rate for 2025.

Segment Results

Operating performance by segment for the years ended December 31, 2025, 2024, and 2023 was as follows (in millions):

	For the year ended December 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,691.7	—	$5,018.6	—	$(135.4)	(1)	$7,574.9	—
Cost of revenue	2,383.0	88.5%	4,514.2	89.9%	(135.4)	(1)	6,761.8	89.3%
Gross profit	308.7	11.5%	504.4	10.1%	—		813.1	10.7%
Selling, general, and administrative expenses	126.2	4.7%	163.4	3.3%	109.6		399.2	5.3%
Transaction and related costs	—		—		2.4		2.4
Operating income	$182.5	6.8%	$341.0	6.8%	$(112.0)		$411.5	5.4%

(1)	Represents intersegment revenue and cost of revenue of $135.2 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,439.0	—	$4,032.0	—	$(104.2)	(1)	$6,366.8	—
Cost of revenue	2,181.1	89.4%	3,586.7	89.0%	(104.2)	(1)	5,663.6	89.0%
Gross profit	257.9	10.6%	445.3	11.0%	—		703.2	11.0%
Selling, general, and administrative expenses	118.2	4.8%	150.2	3.7%	114.9		383.3	6.0%
Transaction and related costs	—		—		2.5		2.5
Operating income	$139.7	5.7%	$295.1	7.3%	$(117.4)		$317.4	5.0%

(1)	Represents intersegment revenue and cost of revenue of $104.2 million in the Utilities segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2023
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,410.1	—	$3,346.2	—	$(41.0)	(1)	$5,715.3	—
Cost of revenue	2,203.1	91.4%	2,965.7	88.6%	(41.0)	(1)	5,127.8	89.7%
Gross profit	207.0	8.6%	380.5	11.4%	—		587.5	10.3%
Selling, general, and administrative expenses	117.8	4.9%	132.6	4.0%	78.3		328.7	5.8%
Transaction and related costs	—		—		5.7		5.7
Operating income	$89.2	3.7%	$247.9	7.4%	$(84.0)		$253.1	4.4%

(1)	Represents intersegment revenue and cost of revenue of $29.9 million in the Utilities segment and $11.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

Utilities Segment

2025 and 2024

Revenue increased by $252.7 million, or 10.4%, during 2025 compared to 2024 primarily due to increased activity in our gas operations, power delivery and communications markets.

Operating income increased $42.8 million, or 30.6%, during 2025 compared to 2024 due to revenue growth and improved gross margins. Gross profit as a percentage of revenue increased to 11.5% in 2025 compared to 10.6% in 2024 primarily due to improved performance in power delivery and a favorable impact from project closeouts in gas operations in 2025, partially offset by a decline in higher margin storm work in 2025.

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

Energy Segment

2025 and 2024

Revenue increased by $986.6 million, or 24.5%, during 2025 compared to 2024, primarily due to increased renewable energy and industrial activity.

Operating income increased by $45.9 million, or 15.6% during 2025 compared to 2024, primarily due to strong revenue growth, partially offset by lower gross margins. Gross profit as a percentage of revenue decreased to 10.1% in 2025 compared to 11.0% in 2024, primarily due to a more favorable impact from the close out of renewables projects in 2024 compared to 2025. In addition, we experienced increased costs in 2025 on certain renewables projects due in part to more challenging soil conditions than anticipated and unfavorable weather conditions.

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

Liquidity and Capital Resources

Cash Needs

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. At December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.9 million, and available borrowing capacity was $315.1 million. In addition, there were no outstanding borrowings under our Canadian credit facilities as of December 31, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and available borrowing capacity was $13.7 million in Canadian dollars.

In June 2023, we entered into an Accounts Receivable Securitization Facility (the “AR Facility”) with PNC Bank, National Association to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024 we renewed the AR Facility for a two-year term, added Regions Bank to the AR Facility, and increased the maximum purchase commitment to $150.0 million, at any one time. In March 2025 we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended AR Facility), modifying certain terms of the AR Facility and extending the maturity date of the AR Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended AR Facility to $250.0 million. Under the Amended AR Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity created specifically for this purpose. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of December 31, 2025. In addition, the total amount of trade accounts receivable that have been pledged is $62.5 million as of December 31, 2025. As of December 31, 2025, we had $62.5 million available capacity under the Amended AR Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing our credit facility as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $535.5 million at December 31, 2025, compared to $455.8 million at December 31, 2024. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. In 2025, we spent approximately $129.9 million for capital expenditures, which included $75.8 million for construction equipment and $35.3 million on our facilities. Capital expenditures are expected to total between $120.0 million and $140.0 million for 2026, which includes $90.0 million to $110.0 million for construction equipment.

Cash Flows

Cash flows during the years ended December 31, 2025, 2024 and 2023 are summarized as follows (in millions):

	2025	2024	2023
Change in cash:
Net cash provided by operating activities	$470.4	$508.3	$198.5
Net cash used in investing activities	(93.9)	(27.2)	(30.0)
Net cash used in financing activities	(296.3)	(244.4)	(205.3)
Effect of exchange rate changes	(0.3)	1.2	1.3
Net change in cash, cash equivalents and restricted cash	$79.9	$237.9	$(35.5)

Operating Activities

The sources and uses of cash flow associated with operating activities for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$274.9	$180.9	$126.1
Depreciation and amortization	91.9	95.5	107.0
Changes in assets and liabilities	102.5	255.9	(0.1)
Gain on sale of property and equipment	(21.7)	(44.8)	(48.1)
Other	22.8	20.8	13.6
Net cash provided by operating activities	$470.4	$508.3	$198.5

2025 and 2024

Net cash provided by operating activities for 2025 was $470.4 million, a decrease of $37.9 million compared to 2024. The change year-over-year was primarily due to the impact from the changes in assets and liabilities offset by an increase in net income.

The significant components of the $102.5 million change in assets and liabilities for the year ended December 31, 2025 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $148.9 million primarily due to revenue growth and the timing of our payments to vendors;
●	Accounts receivable decreased by $111.3 million, primarily due to the timing of collecting from our customers; and
●	Contract assets increased by $162.2 million, primarily due to increased revenue and the timing of billing our customers.

2024 and 2023

Net cash provided by operating activities for 2024 was $508.3 million, an increase of $309.8 million compared to 2023. The change year-over-year was primarily due to improvement in the impact from the changes in assets and liabilities and an increase in net income.

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

Investing activities

Net cash used in investing activities was $93.9 million, $27.2 million, and $30.0 million in the years ended December 31, 2025, 2024 and 2023, respectively.

We purchased property and equipment for $129.9 million, $126.5 million and $103.0 million in the years ended December 31, 2025, 2024 and 2023 respectively, principally for our construction activities and investments in facilities. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets and facilities, typically to update our fleet. We received proceeds from the sale of assets of $32.5 million, $99.3 million and $63.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During 2023, we received $9.3 million from a net working capital true-up related to the PLH acquisition.

Financing activities

Financing activities used cash of $296.3 million in 2025, which was primarily due to the following:

●	Payment on long-term debt of $329.3 million, including $250.0 million of additional principal payments on our term loan;
●	Dividend payments to our stockholders of $17.3 million;
●	Payments related to tax withholding for stock-based compensation of $11.8 million; and
●	Borrowings on our Amended AR Facility of $62.5 million.

Financing activities used cash of $244.4 million in 2024, which was primarily due to the following:

●	Payment of long-term debt of $224.5 million including $150.0 million of additional principal payments on our term loan;
●	Dividend payments to our stockholders of $12.9 million; and
●	Payments related to tax withholding for stock-based compensation of $7.5 million.

Financing activities used cash of $205.3 million in 2023, which was primarily due to the following:

●	Net payments on our revolving credit facilities of $100.0 million;
●	Payment of long-term debt of $97.0 million; and
●	Dividend payments to our stockholders of $12.8 million.

Debt Activities

Credit Agreement

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Credit Agreement is August 1, 2027. As of December 31, 2025, commercial letters of credit outstanding were $9.9 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $315.1 million as of December 31, 2025.

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

The Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at December 31, 2025.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2025, was $13.7 million in Canadian dollars.

Contractual Obligations

As of December 31, 2025, we had $472.7 million of outstanding long-term debt, and there were no short-term borrowings.

A summary of contractual obligations as of December 31, 2025 is as follows (in millions):

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$472.7	$60.9	$404.6	$0.7	$6.5
Interest on long-term debt (1)	36.7	22.6	13.6	0.5	—
Operating leases	530.5	178.2	263.7	78.6	10.0
	$1,039.9	$261.6	$681.9	$79.8	$16.5
Letters of credit	$10.1	$10.1	$—	$—	$—
(1)	The interest amount represents interest payments for our fixed rate debt assuming that principal payments are made as originally scheduled. Our Credit Agreement and Amended AR Facility bear interest at variable market rates, and estimated payments are based on the interest rate in effect as of December 31, 2025.

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

●	At December 31, 2025, we had letters of credit outstanding of $10.1 million under the terms of our credit agreements. These letters of credit are primarily used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and Canadian Credit Facility. If a beneficiary were to successfully draw on any letter of credit, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit.

●	In the ordinary course of our business, we may be required by our customers to post surety bid or payment/performance bonds in connection with services that we provide. At December 31, 2025, we had bid and payment/performance bonds issued and outstanding totaling approximately $8.7 billion. The remaining performance obligation on those bonded projects totaled approximately $2.4 billion at December 31, 2025. We do not believe that it is likely that a material claim will be made under our surety arrangements.

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity.

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements.

●	From time to time we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

Fixed and MSA Backlog by reporting segment for the periods ending December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025		December 31, 2024
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$96.1	$96.1	$71.1	$71.1
MSA Backlog	1,904.8	6,327.3	1,822.6	5,449.8
Backlog	$2,000.9	$6,423.4	$1,893.7	$5,520.9

Energy
Fixed Backlog	$3,081.7	$4,889.8	$3,160.6	$6,023.7
MSA Backlog	208.8	632.1	142.7	320.7
Backlog	$3,290.5	$5,521.9	$3,303.3	$6,344.4

Total
Fixed Backlog	$3,177.8	$4,985.9	$3,231.7	$6,094.8
MSA Backlog	2,113.6	6,959.4	1,965.3	5,770.5
Backlog	$5,291.4	$11,945.3	$5,197.0	$11,865.3

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2025, due to the generally short maturities of these items.

Our Revolving Credit Facility, Term Loan, and Amended AR Facility bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2025, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of December 31, 2025, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.4 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counterparties that are financial institutions as a means to limit significant exposure with any one party.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Annual Report on Form 10-K and are incorporated herein by reference. The financial statements, supplementary data and schedules are listed in the index on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Independent Registered Public Accounting Firm Report

Baker Tilly US, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included in Item 8. “Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025. Based on this evaluation, our CEO and CFO concluded that, at December 31, 2025, there has not been any change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10. is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item 11. is set forth in our Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K or set forth under the caption, “Compensation Committee Report” of our Proxy Statement, which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12. is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13. is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14. is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	We have filed the following documents as part of this Report:
1.	Consolidated Balance Sheets of Primoris Services Corporation and subsidiaries as of December 31, 2025 and 2024 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2025, 2024 and 2023.
2.	Report of Baker Tilly US, LLP, independent registered public accounting firm, related to the consolidated financial statements in part (A)(1) above.
3.	Notes to the consolidated financial statements in part (A)(1) above.
4.	List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

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

Exhibit 10.7	Tom McCormick Separation and Release of Claims Agreement dated March 19, 2025 (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on March 20, 2025) (#)

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

Exhibit 10.12	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 9, 2023). (#)

Exhibit 10.13

Amended and Restated Employment Agreement dated January 7, 2025, by and among Primoris Services Corporation and Jeremy Kinch (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on January 8, 2025) (#)

Exhibit 10.14

Offer Letter dated March 21, 2025, by and between Primoris Services Corporation and David King (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on March 26, 2025) (#)

Exhibit 10.15

Offer Letter dated March 21, 2025, by and between Primoris Services Corporation and Jeremy Kinch (incorporated by reference to Exhibit 10.2 to Primoris’ Current Report on Form 8-K filed on March 26, 2025) (#)

Exhibit 10.16

Employment Agreement dated effective November 10, 2025, by and between Primoris Services Corporation and Koti Vadlamudi (incorporated by reference to Exhibit 10.1 to Primoris’ Current Report on Form 8-K filed on October 7, 2025) (#)

Exhibit 19.1	Insider Trading Policy (*)

Exhibit 21.1	Subsidiaries and equity investments of Primoris Services Corporation (*)

Exhibit 23.1	Consent of Baker Tilly US, LLP, independent registered public accounting firm (*)

Exhibit No.	Description

Exhibit 31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit 32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

Exhibit 97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K, as filed with the SEC on February 27, 2024)

Exhibit 101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

Exhibit 101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

Exhibit 101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

Exhibit 101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

Exhibit 101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

Exhibit 101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(#)	Management contract or compensatory plan, contract or arrangement.
(*)	Filed herewith.
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

Primoris Services Corporation (Registrant)

Date:	February 23, 2026	BY:	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

	Signature	Title

By:	/s/ Koti Vadlamudi	President, Chief Executive Officer and Director
	Koti Vadlamudi	(Principal Executive Officer)

By:	/s/ Kenneth M. Dodgen	Executive Vice President, Chief Financial Officer
	Kenneth M. Dodgen	(Principal Financial Officer)

By:	/s/ Travis L. Stricker	Senior Vice President, Chief Accounting Officer
	Travis L. Stricker	(Principal Accounting Officer)

By:	/s/ David L. King	Chairman of the Board of Directors
David L. King

By:	/s/ Michael E. Ching	Director
Michael E. Ching

By:	/s/ Carla S. Mashinski	Director
Carla S. Mashinski

By:	/s/ Terry D. McCallister	Director
Terry D. McCallister

By:	/s/ Jose R. Rodriguez	Director
Jose R. Rodriguez

By:	/s/ Harpreet Saluja	Director
Harpreet Saluja

By:	/s/ John P. Schauerman	Director
John P. Schauerman

By:	/s/ Patricia K. Wagner	Director
Patricia K. Wagner

Date:	February 23, 2026

PRIMORIS SERVICES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Primoris Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Primoris Services Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Revenue Recognition – Estimated contract costs and variable consideration estimates

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s consolidated revenue was $7,575 million, of which, $5,600 million was derived from contracts where scope was adequately defined, and was recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs at completion, and thus revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. Changes in these estimates could have a significant impact on the amount of revenue and profit recognized. Additionally, the nature of the Company’s contracts give rise to several types of variable consideration. The Company’s estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on their assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

How We Addressed the Matter in Our Audit

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

/s/ Baker Tilly US, LLP

Los Angeles, California

February 23, 2026

We have served as the Company’s auditor since 2006.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$535.5	$455.8
Accounts receivable, net	723.4	834.4
Contract assets	936.9	773.7
Prepaid expenses and other current assets	137.8	95.6
Total current assets	2,333.6	2,159.5
Property and equipment, net	531.2	488.2
Operating lease assets	488.9	461.0
Intangible assets, net	190.2	207.9
Goodwill	856.9	856.9
Other long-term assets	7.0	22.4
Total assets	$4,407.8	$4,195.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744.3	$624.3
Contract liabilities	633.6	617.4
Accrued liabilities	405.4	350.1
Dividends payable	4.3	4.3
Current portion of long-term debt	60.9	74.6
Total current liabilities	1,848.5	1,670.7
Long-term debt, net of current portion	409.0	660.2
Noncurrent operating lease liabilities, net of current portion	325.6	333.4
Deferred tax liabilities	71.4	64.0
Other long-term liabilities	72.3	58.1
Total liabilities	2,726.8	2,786.4
Commitments and contingencies (See Note 11)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 54,045,067 and 53,740,729 issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	296.9	285.8
Retained earnings	1,385.6	1,127.9
Accumulated other comprehensive income	(1.5)	(4.2)
Total stockholders’ equity	1,681.0	1,409.5
Total liabilities and stockholders’ equity	$4,407.8	$4,195.9

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$7,574.9	$6,366.8	$5,715.3
Cost of revenue	6,761.8	5,663.6	5,127.8
Gross profit	813.1	703.2	587.5
Selling, general and administrative expenses	399.2	383.3	328.7
Transaction and related costs	2.4	2.5	5.7
Operating income	411.5	317.4	253.1
Other income (expense):
Foreign exchange (loss) gain, net	(0.1)	2.7	1.1
Other income, net	1.3	0.1	1.6
Interest expense, net	(28.7)	(65.3)	(78.2)
Income before provision for income taxes	384.0	254.9	177.6
Provision for income taxes	(109.1)	(74.0)	(51.5)
Net income	274.9	180.9	126.1

Dividends per common share	$0.32	$0.26	$0.24

Earnings per share:
Basic	$5.09	$3.37	$2.37
Diluted	$5.02	$3.31	$2.33

Weighted average common shares outstanding:
Basic	54.0	53.6	53.3
Diluted	54.8	54.6	54.2

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$274.9	180.9	$126.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.7	(3.4)	1.8
Comprehensive income	$277.6	$177.5	$127.9

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital		Earnings	Income (Loss)	Equity
Balance, December 31, 2022	53,124,899	$—	$263.8		$847.7	$(2.6)	$1,108.9
Net income	—	—	—		126.1	—	126.1
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1.8	1.8
Issuance of shares	72,823	—	2.0		—	—	2.0
Conversion of stock-based awards, net of shares withheld for taxes	168,605	—	(1.7)		—	—	(1.7)
Stock-based compensation	—	—	11.8		—	—	11.8
Dividends declared ($0.24 per share)	—	—	—		(12.8)	—	(12.8)
Balance, December 31, 2023	53,366,327	$—	$275.9		$961.0	$(0.8)	$1,236.1
Net income	—	—	—		180.9	—	180.9
Foreign currency translation adjustments, net of tax	—	—	—		—	(3.4)	(3.4)
Issuance of shares	51,689	—	2.3		—	—	2.3
Conversion of stock-based awards, net of shares withheld for taxes	322,713	—	(7.5)		—	—	(7.5)
Stock-based compensation	—	—	15.1		—	—	15.1
Dividends declared ($0.26 per share)	—	—	—		(14.0)	—	(14.0)
Balance, December 31, 2024	53,740,729	$—	$285.8		$1,127.9	$(4.2)	$1,409.5
Net income	—	—	—		274.9	—	274.9
Foreign currency translation adjustments, net of tax	—	—	—		—	2.7	2.7
Issuance of shares	31,226	—	2.3		—	—	2.3
Conversion of stock-based awards, net of shares withheld for taxes	273,112	—	(11.8)		—	—	(11.8)
Stock-based compensation	—	—	20.6		—	—	20.6
Dividends declared ($0.32 per share)	—	—	—		(17.2)	—	(17.2)
Balance, December 31, 2025	54,045,067	$—	$296.9		$1,385.6	$(1.5)	$1,681.0

See accompanying notes.

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$274.9	$180.9	$126.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.9	95.5	107.0
Stock-based compensation expense	20.6	15.1	11.8
Gain on sale of property and equipment	(21.7)	(44.8)	(48.1)
Unrealized loss (gain) on interest rate swap	—	1.6	(0.4)
Other non-cash items	2.2	4.1	2.2
Changes in assets and liabilities:
Accounts receivable	111.3	(167.6)	(16.9)
Contract assets	(162.2)	62.7	(229.8)
Other current assets	(32.0)	18.4	45.6
Net deferred tax liabilities	7.3	5.0	29.4
Other long-term assets	0.1	—	0.5
Accounts payable	121.0	11.4	93.4
Contract liabilities	16.2	251.2	84.7
Operating lease assets and liabilities, net	(2.0)	(5.3)	(1.2)
Accrued liabilities	27.9	66.4	(6.8)
Other long-term liabilities	14.9	13.7	1.0
Net cash provided by operating activities	470.4	508.3	198.5
Cash flows from investing activities:
Purchase of property and equipment	(129.9)	(126.5)	(103.0)
Proceeds from sale of assets	32.5	99.3	63.7
Cash paid for acquisitions, net of cash and restricted cash acquired	—	—	9.3
Proceeds from repayment of note receivable	3.5	—	—
Net cash used in investing activities	(93.9)	(27.2)	(30.0)
Cash flows from financing activities:
Borrowings under revolving lines of credit	—	—	440.2
Payments on revolving lines of credit	—	—	(540.2)
Proceeds from issuance of long-term debt	—	—	10.0
Payments on long-term debt	(329.3)	(224.5)	(97.0)
Proceeds from pledge of accounts receivable under securitization facility	62.5	—	—
Payments related to tax withholding for stock-based compensation	(11.8)	(7.5)	(1.7)
Dividends paid	(17.3)	(12.9)	(12.8)
Other	(0.4)	0.5	(3.8)
Net cash used in financing activities	(296.3)	(244.4)	(205.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	1.2	1.3
Net change in cash, cash equivalents and restricted cash	79.9	237.9	(35.5)
Cash, cash equivalents and restricted cash at beginning of the year	461.4	223.5	259.0
Cash, cash equivalents and restricted cash at end of the year	$541.3	$461.4	$223.5

See accompanying notes

PRIMORIS SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$22.1	$61.3	$82.3
Cash paid for income taxes, net of refunds received (1)	86.9	65.3	5.1
Leased assets obtained in exchange for new operating leases	161.5	228.7	260.4

(1)	We purchased $45.0 million and $40.0 million of transferable investment tax credits (“ITC”) in the years ended December 31, 2025 and 2024, at a purchase price of $41.9 million and $36.9 million, respectively. Cash paid for income taxes of $86.9 million in 2025 includes the $41.9 million ITC purchase price. Cash paid for income taxes of $65.3 million in 2024 includes the $36.9 million ITC purchase price.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2025	2024	2023
Dividends declared and not yet paid	$4.3	$4.3	$3.2

See accompanying notes.

PRIMORIS SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in millions, except share and per share amounts

Note 1—Nature of Business

Organization and operations — Primoris Services Corporation is a leading provider of critical infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, and engineering services to a diversified base of customers through our two segments.

We have longstanding customer relationships with solar facility developers, power producers, gas and electric utilities, refining, petrochemical, communications, midstream, downstream, and engineering companies, as well as transportation agencies across our core markets. We provide our services to a diversified base of customers, under a range of contracting options. A portion of our services are provided under Master Service Agreements (“MSA”), which are generally multi-year agreements. The remainder of our services are generated from contracts for specific construction or installation projects.

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

Reportable Segments — Our current reportable segments are the Utilities segment and the Energy segment. See Note 12 – “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals of such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2025	2024	2023	2022
Cash and cash equivalents	$535.5	$455.8	$217.8	$248.7
Restricted cash included in prepaid expenses and other current assets	5.8	5.6	5.7	10.3
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$541.3	$461.4	$223.5	$259.0

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

As a result of the Tax Cuts and Jobs Act new taxes were created on certain foreign earnings. Namely, U.S. shareholders are now subject to a current tax on global intangible low-taxed income (“GILTI”) earned by specified foreign subsidiaries. Available guidance related to GILTI provides for an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. The current tax impacts of GILTI are included in our effective tax rate.

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

Cash concentration—We place our cash in demand deposit accounts and short-term U.S. Treasury bonds. At December 31, 2025 and 2024, we had cash balances of $535.5 million and $455.8 million, respectively. Our cash balances are held in high credit quality financial institutions in order to mitigate the risk of holding funds not backed by the federal government or in excess of federally backed limits.

Collective bargaining agreements—Approximately 30% of our hourly employees, primarily consisting of field laborers, were covered by collective bargaining agreements in 2025. Upon renegotiation of such agreements, we could be exposed to increases in hourly costs and work stoppages.

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

Insurance—We self-insure worker’s compensation liability, general liability, and auto liability up to certain limits per claim. We maintained a self-insurance reserve totaling $72.9 million and $57.9 million at December 31, 2025 and 2024, respectively, with the current portion recorded to “Accrued liabilities” and the long-term portion recorded to “Other long-term liabilities” on the Consolidated Balance Sheets. Claims administration expenses are charged to current operations as incurred. Our accruals are based on judgment and the probability of losses, with the assistance of third-party actuaries. Actual payments that may be made in the future could materially differ from such reserves.

Derivative instruments and hedging activities — We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. From time to time we use interest rate swap agreements. The interest rate swap agreements are entered into to improve the predictability of cash flows from interest payments related to variable rate debt and are not designated as a hedge for accounting purposes. Therefore, the change in the fair value of the derivative asset or liability is reflected in net income in the Consolidated Statements of Income (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities.

Accounts receivable—Accounts receivable and contract receivables are primarily with public and private companies and governmental agencies located in the United States and Canada. Credit terms for payment of products and services are extended to customers in the normal course of business. Contract receivables are generally progress billings on projects, and as a result, are short-term in nature. Generally, we require no collateral from our customers, but file statutory liens or stop notices on any construction projects when collection problems are anticipated. While a project is underway, we estimate the collectability of contract amounts at the same time that we estimate project costs. As discussed in Note 4 — “Revenue”, realization of the eventual cash collection may be recognized as adjustments to the contract revenue and profitability. We provide an allowance for credit losses to estimate losses from uncollectible accounts. Under this method an allowance is recorded based upon historical experience and management’s evaluation of, among other factors, current and reasonably supportable expected future economic conditions and the customer’s willingness or ability to pay. Receivables are written off in the period deemed uncollectible. The allowance for credit losses at December 31, 2025 and 2024 was less than $0.1 million and $2.0 million, respectively.

Accounts Receivable Securitization Facility — In June 2023, we entered into an Accounts Receivable Securitization Facility (the “AR Facility”) with PNC Bank, National Association (“PNC”) to reduce interest costs and improve cash flows from trade accounts receivable. In July 2024, we renewed the AR Facility for a two-year term, added Regions Bank (“Regions”) to the AR Facility, and increased the maximum purchase commitment to $150.0 million at any one time. In March 2025, we entered into an amended and restated Accounts Receivable Securitization Facility (the “Amended AR Facility”), modifying certain terms of the AR Facility and extending the maturity date of the AR Facility to March 24, 2027. In August 2025, we increased the maximum commitment amount under the Amended AR Facility to $250.0 million. Fees associated with the Amended AR Facility for the year ended December 31, 2025 were $7.5 million and are included in interest expense in the Consolidated Statements of Income. Fees associated with the AR Facility for the year ended December 31, 2024 and 2023 were $5.2 million and $1.9 million, respectively, and are included in interest expense in the Consolidated Statements of Income.

Under the Amended AR Facility, certain of our designated subsidiaries may sell or pledge their trade accounts receivable as they are originated to a wholly owned bankruptcy remote Special Purpose Entity (“SPE”) created specifically for this purpose. We control and, therefore, consolidate the SPE in our consolidated financial statements. When the SPE transfers ownership and control of qualifying accounts receivable to PNC and Regions, we and our related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities. Once sold, the accounts receivable are no longer available to satisfy our creditors or our related subsidiaries. Accounts receivable sold to the banking counterparty are recorded as a sale of financial assets and derecognized as trade accounts receivable from our Consolidated Balance Sheets. We account for accounts receivable pledged to the banking counterparty as a secured borrowing and record as long-term debt on our Consolidated Balance Sheets.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we received $50.0 million and $10.0 million, respectively, in cash proceeds from the sale of accounts receivables under the Amended AR Facility and AR Facility, respectively, and repaid $0 and $10.0 million, respectively, which are included in cash from operating activities in the Consolidated Statements of Cash Flows.

The total outstanding balance of trade accounts receivable that have been pledged is $62.5 million as of December 31, 2025. For the year ended December 31, 2025, we received $62.5 million in cash proceeds from the pledge of accounts receivables under the Amended AR Facility, and did not repay any amounts to the Amended AR Facility, which are included in cash from financing activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2024, we did not pledge any accounts receivable under the AR Facility.

The SPE owned $185.3 million of trade accounts receivable as of December 31, 2025, which is included in “Accounts receivable, net” on the Consolidated Balance Sheets. In addition, the SPE had $62.5 million of debt outstanding as of December 31, 2025, which is included in “Long-term debt, net of current portion” on the Consolidated Balance Sheets. As of December 31, 2025, we had $62.5 million available capacity under the Amended AR Facility.

Significant revision in contract estimates — We recognize revenue over time for contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. Under this method, the costs incurred to date as a percentage of total estimated costs are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project. For projects that were in process at the end of the prior year, there can be a difference in revenue and profit that would have been recognized in the prior year had current year estimates of costs to complete been known at the end of the prior year. During the year ended December 31, 2025, certain contracts had revisions in estimates from those projected at December 31, 2024. This change in estimate resulted in a decrease in net income of $39.9 million, or $0.74 basic earnings per share and $0.73 diluted earnings per share for the year ended December 31, 2025.

Customer concentration — We operate in multiple industry segments encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year account for approximately 40.0% to 50.0% of total revenue; however, the group that comprises the top ten customers varies from year to year. For the years ended December 31, 2025, 2024 and 2023, approximately 53.1%, 41.3% and 41.1%, respectively, of total revenue was generated from our top ten customers in each year. In each of the years, a different group of customers comprised the top ten customers by revenue. For the year ended December 31, 2025, one customer accounted for approximately 12.1% of our revenue. For the years ended December 31, 2024 and 2023, no one customer accounted for more than 10% of total revenue.

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

We assess the recoverability of property and equipment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform an analysis to determine if an impairment exists. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment is determined by management. For the years ended December 31, 2025, 2024 and 2023, our management has not identified any material impairment of its property and equipment.

Taxes collected from customers—Sales and use taxes collected from our customers are recorded on a net basis.

Share-based payments and stock-based compensation—In May 2013, the shareholders approved and we adopted the Primoris Services Corporation 2013 Equity Incentive Plan (“2013 Equity Plan”). Detailed discussion of shares issued under the 2013 Equity Plan are included in Note 15 — “Stock-Based Compensation” and in Note 18—“Stockholders’ Equity”. Such share issuances include grants of Restricted Stock Units (“RSU”) and Performance Stock Units (“PSU”) to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

In May 2023, the shareholders approved and we adopted the Primoris Services Corporation 2023 Equity Incentive Plan (“2023 Equity Plan”). Detailed discussion of shares issued under the Equity Plan are included in Note 15 — “Stock-Based Compensation” and in Note 18—“Stockholders’ Equity”. Such share issuances include grants of RSUs and PSUs to executives and certain senior managers and issuances of stock to non-employee members of the Board of Directors.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however entities have the option to apply retrospectively for each period presented. We adopted this ASU on a retrospective basis and it resulted in us including additional required disclosures in the financial statement footnotes in our annual report on form 10-K commencing with the year ending December 31, 2025, but did not have an effect on our consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will likely result in us including additional required disclosures in the financial statement footnotes but is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and certain liabilities that are required to be measured at fair value at December 31, 2025 and 2024 (in millions):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of December 31, 2025:
Cash and cash equivalents	$535.5	$—	$—
Interest rate swap	—	—	—

Assets as of December 31, 2024:
Cash and cash equivalents	$455.8	$—	$—
Interest rate swap	—	0.1	—

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

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the years ended December 31, 2025, 2024, and 2023, $5.6 billion, $4.7 billion, and $3.9 billion, respectively of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we can’t reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of December 31, 2025, we had $5.3 billion of remaining performance obligations. We expect to recognize approximately 65.9% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. For the year ended December 31, 2025, revenue was negatively impacted by $23.2 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2024. For the year ended December 31, 2024, revenue was negatively impacted by $32.8 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2023. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “accrued loss provision” which is included in “Contract liabilities” on the Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

At December 31, 2025, we had approximately $201.2 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $179.5 million of the unapproved contract modifications had been recognized as revenue on a cumulative catch-up basis through December 31, 2025.

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

The caption “Contract assets” in the Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating the cost incurred to a specific project.

Contract assets consist of the following (in millions):

	December 31,	December 31,	December 31,
	2025	2024	2023
Unbilled revenue	$569.7	$492.3	$604.2
Retention receivable	311.2	232.4	202.3
Contract materials (not yet installed)	56.0	49.0	39.7
	$936.9	$773.7	$846.2

Contract assets increased by $163.2 million compared to December 31, 2024, primarily due to increased unbilled revenue and retention receivable.

The caption “Contract liabilities” in the Consolidated Balance Sheets represents the following:

●	deferred revenue on billings in excess of contract revenue recognized to date, and

●	the accrued loss provision.

Contract liabilities consist of the following (in millions):

	December 31,	December 31,	December 31,
	2025	2024	2023
Deferred revenue	$629.2	$614.3	$363.2
Accrued loss provision	4.4	3.1	3.3
	$633.6	$617.4	$366.5

Contract liabilities increased by $16.2 million compared to December 31, 2024, due to increased deferred revenue.

Revenue recognized for the years ended December 31, 2025 and 2024, that was included in the contract liability balance at the beginning of each year was approximately $565.3 million and $324.4 million, respectively.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in millions):

	For the year ended December 31, 2025
Segment	MSA	Non-MSA	Total
Utilities	$2,131.7	560.0	$2,691.7
Energy	299.4	4,719.2	5,018.6
Intersegment eliminations	(5.6)	(129.8)	(135.4)
Total	$2,425.5	$5,149.4	$7,574.9

	For the year ended December 31, 2024
Segment	MSA	Non-MSA	Total
Utilities	$2,004.5	$434.5	$2,439.0
Energy	339.3	3,692.7	4,032.0
Intersegment eliminations	(0.6)	(103.6)	(104.2)
Total	$2,343.2	$4,023.6	$6,366.8

	For the year ended December 31, 2023
Segment	MSA	Non-MSA	Total
Utilities	$1,814.7	$595.4	$2,410.1
Energy	291.1	3,055.1	3,346.2
Intersegment eliminations	(6.5)	(34.5)	(41.0)
Total	$2,099.3	$3,616.0	$5,715.3

Revenue by contract type was as follows (in millions):

	For the year ended December 31, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$409.6	$1,728.6	$553.5	$2,691.7
Energy	3,481.0	601.0	936.6	5,018.6
Intersegment eliminations	(107.2)	(23.1)	(5.1)	(135.4)
Total	$3,783.4	$2,306.5	$1,485.0	$7,574.9
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2024
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$334.2	1,542.8	562.0	$2,439.0
Energy	2,584.4	663.8	783.8	4,032.0
Intersegment eliminations	(102.0)	(1.8)	(0.4)	(104.2)
Total	$2,816.6	$2,204.8	$1,345.4	$6,366.8
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the year ended December 31, 2023
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$396.8	$1,497.8	$515.5	$2,410.1
Energy	2,236.6	585.6	524.0	3,346.2
Intersegment eliminations	(10.5)	(26.9)	(3.6)	(41.0)
Total	$2,622.9	$2,056.5	$1,035.9	$5,715.3
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Property and Equipment

The following is a summary of property and equipment (in millions):

	December 31,
	2025	2024	Useful Life
Land and buildings	$267.6	$193.9	Buildings 30 Years
Leasehold improvements	22.7	19.6	Various*
Office equipment	34.8	31.4	3 - 5 Years
Construction equipment	583.3	570.9	3 - 10 Years
Solar equipment	23.6	23.6	25 years
Construction in progress	15.0	74.5
	947.0	913.9
Less: accumulated depreciation and amortization	(415.8)	(425.7)
Property and equipment, net	$531.2	$488.2

* Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term.

Depreciation expense was $74.2 million, $75.9 million and $85.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6—Goodwill and Intangible Assets

The change in goodwill by segment for 2025 and 2024 was as follows (in millions):

	Utilities	Energy	Total
Balance at December 31, 2023	$703.5	$154.2	$857.7
Goodwill adjustments during the period	—	(0.8)	(0.8)
Balance at December 31, 2024	703.5	153.4	856.9
Goodwill adjustments during the period	—	—	—
Balance at December 31, 2025	$703.5	$153.4	$856.9

The $0.8 million adjustment in 2024 relates to a disposal of assets within the Energy reporting unit.

There were no impairments of goodwill for the years ended December 31, 2025, 2024 and 2023.

The table below summarizes the intangible asset categories, which are generally amortized on a straight-line basis (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Tradenames	$19.2	$(19.2)	$—	$19.2	$(18.1)	$1.1
Customer relationships	296.0	(105.8)	190.2	296.0	(89.2)	206.8
Total	$315.2	$(125.0)	$190.2	$315.2	$(107.3)	$207.9

Amortization expense of intangible assets was $17.7 million, $19.6 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2025, is as follows (in millions):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2026	$16.1
2027	15.6
2028	14.4
2029	14.4
2030	14.4
Thereafter	115.3
$190.2

Note 7—Accounts Payable and Accrued Liabilities

At December 31, 2025 and 2024, accounts payable included retention amounts of approximately $61.4 million and $44.6 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in millions):

	December 31,	December 31,
	2025	2024
Payroll and related employee benefits	$152.5	$134.8
Current operating lease liability	155.4	122.0
Casualty insurance reserves	21.4	16.9
Corporate income taxes and other taxes	49.1	53.5
Other	27.0	22.9
	$405.4	$350.1

Note 8—Credit Arrangements

Long-term debt and credit facilities consist of the following at December 31, 2025 (in millions):

	December 31,	December 31,
	2025	2024
Term loan	$379.6	$676.9
Revolving credit facility	—	—
Commercial equipment notes	22.7	43.9
Mortgage notes	7.9	18.7
Securitization facility	62.5	—
Total debt	472.7	739.5
Unamortized debt issuance costs	(2.8)	(4.7)
Total debt, net	$469.9	$734.8
Less: current portion	(60.9)	(74.6)
Long-term debt, net of current portion	$409.0	$660.2

The weighted average interest rate on total debt outstanding at December 31, 2025 and 2024 was 5.0% and 5.6%, respectively.

Scheduled maturities of long-term debt are as follows (in millions):

Year Ending
December 31,
2026	$60.9
2027	396.9
2028	7.7
2029	0.6
2030	0.1
Thereafter	6.5
$472.7

Commercial Notes Payable and Mortgage Notes Payable

From time to time, we enter into commercial equipment notes payable with various equipment finance companies and banks. At December 31, 2025, interest rates ranged from 1.60% to 6.28% per annum and maturity dates range from February 2025 through October 2030. The notes are secured by certain construction equipment.

From time to time, we enter into secured mortgage notes payable with various banks. At December 31, 2025, the interest rate on our outstanding mortgage note was 4.50% per annum and matures in October 2028. This note is secured by certain real estate.

Credit Agreement

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the Lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Credit Agreement is August 1, 2027. As of December 31, 2025, commercial letters of credit outstanding were $9.9 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $315.1 million as of December 31, 2025.

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

The Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement at December 31, 2025.

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

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. At December 31, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and there were no outstanding borrowings. Available capacity at December 31, 2025, was $13.7 million in Canadian dollars.

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

The following table summarizes the fair value of our derivative contracts included in the Consolidated Balance Sheets (in millions):

		December 31,	December 31,
	Balance Sheet Location	2025	2024
Interest rate swap	Other current assets	$—	$0.1

The following table summarizes the amounts recognized with respect to our derivative instruments within the Consolidated Statements of Income (in millions):

	Location of Gain	Year Ended December 31,
	Recognized on Derivatives	2025	2024	2023
Interest rate swap	Interest expense, net	$—	$1.8	$5.3

Note 10—Leases

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

The components of operating lease expense are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense (1)	$177.4	$148.3	$112.2

________________________________________

(1)	Includes short-term leases, which are immaterial.

Our operating lease liabilities are reported on the Consolidated Balance Sheets as follows (in millions):

	December 31,	December 31,
	2025	2024
Accrued liabilities	$155.4	$122.0
Noncurrent operating lease liabilities, net of current portion	325.6	333.4
	$481.0	$455.4

The future minimum lease payments under non-cancelable operating leases are as follows (in millions):

Future Minimum
For the Years Ending December 31,	Lease Payments
2026	$178.2
2027	154.8
2028	108.9
2029	60.2
2030	18.4
Thereafter	10.0
Total lease payments	$530.5
Less imputed interest	(49.5)
Total	$481.0

Other information related to operating leases is as follows (in millions, except lease term and discount rate):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$165.7	$145.8
Weighted-average remaining lease term on operating leases (years)	3.46	3.90
Weighted-average discount rate on operating leases	6.32%	6.50%

.

Note 11—Commitments and Contingencies

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

Bonding—As of December 31, 2025 and 2024, we had bid and payment/performance bonds issued and outstanding totaling approximately $8.7 billion and $8.1 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.4 billion and $3.0 billion, respectively.

Note 12—Reportable Segments

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

Operating performance by segment for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	For the year ended December 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,691.7	—	$5,018.6	—	$(135.4)	(1)	$7,574.9	—
Cost of revenue	2,383.0	88.5%	4,514.2	89.9%	(135.4)	(1)	6,761.8	89.3%
Gross profit	308.7	11.5%	504.4	10.1%	—		813.1	10.7%
Selling, general, and administrative expenses	126.2	4.7%	163.4	3.3%	109.6		399.2	5.3%
Transaction and related costs	—		—		2.4		2.4
Operating income	$182.5	6.8%	$341.0	6.8%	$(112.0)		$411.5	5.4%

(1)	Represents intersegment revenue and cost of revenue of $135.2 million in the Utilities segment and $0.2 million in the Energy segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2024
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,439.0	—	$4,032.0	—	$(104.2)	(1)	$6,366.8	—
Cost of revenue	2,181.1	89.4%	3,586.7	89.0%	(104.2)	(1)	5,663.6	89.0%
Gross profit	257.9	10.6%	445.3	11.0%	—		703.2	11.0%
Selling, general, and administrative expenses	118.2	4.8%	150.2	3.7%	114.9		383.3	6.0%
Transaction and related costs	—		—		2.5		2.5
Operating income	$139.7	5.7%	$295.1	7.3%	$(117.4)		$317.4	5.0%

(1)	Represents intersegment revenue and cost of revenue of $104.2 million in the Utilities segment eliminated in our Consolidated Statements of Income.

	For the year ended December 31, 2023
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$2,410.1	—	$3,346.2	—	$(41.0)	(1)	$5,715.3	—
Cost of revenue	2,203.1	91.4%	2,965.7	88.6%	(41.0)	(1)	5,127.8	89.7%
Gross profit	207.0	8.6%	380.5	11.4%	—		587.5	10.3%
Selling, general, and administrative expenses	117.8	4.9%	132.6	4.0%	78.3		328.7	5.8%
Transaction and related costs	—		—		5.7		5.7
Operating income	$89.2	3.7%	$247.9	7.4%	$(84.0)		$253.1	4.4%

(1)	Represents intersegment revenue and cost of revenue of $29.9 million in the Utilities segment and $11.1 million in the Energy segment eliminated in our Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating income	$411.5	$317.4	$253.1
Foreign exchange (loss) gain, net	(0.1)	2.7	1.1
Other income, net	1.3	0.1	1.6
Interest expense, net	(28.7)	(65.3)	(78.2)
Income before provision for income taxes	$384.0	$254.9	$177.6

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the years ended December 31, 2025, 2024, and 2023 was as follows (in millions):

	For the years ended December 31,
	2025	2024	2023
Utilities	$57.2	$60.8	$70.9
Energy	28.2	29.1	31.4
Corporate and non-allocated costs	6.5	5.6	4.7
Total depreciation and amortization	$91.9	$95.5	$107.0

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASC 280, to evaluate segment performance and are therefore not presented by segment.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 2.3%, 4.6% and 5.8% generated from sources outside of the United States, principally Canada, for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, approximately 3.4% and 4.0%, respectively of total assets were located outside of the United States.

Note 13 — Multiemployer Plans

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

We contributed $68.2 million, $62.9 million, and $62.2 million, to multiemployer pension plans for the years ended December 31, 2025, 2024 and 2023, respectively. These costs were charged to the related construction contracts in process.

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

During the last three years, we made annual contributions to 45 pension plans. Based upon the most recent and available plan financial information, we made contributions to the Construction Laborers Pension Trust for Southern California, the Southern California Pipe Trades Trust Funds, the Minnesota Laborers Pension Fund, and the Pipeline Industry Benefit Fund that represented more than 5% of the plan’s total contributions. None of the other significant pension plans we contributed to below listed us in the plan’s Form 5500 as providing more than 5% of the plan’s total contributions during the years ended December 31, 2025, 2024 and 2023.

Our participation in significant plans for the years ended December 31, 2025, 2024 and 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The “Zone Status” is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The next column lists the expiration date of our collective bargaining agreement related to the plan.

						Collective
				FIP/RP		Bargaining
	EIN /	Pension Protection Act		Status		Agreement	Contributions of the Company
	Pension Plan	Zone Status		Pending /	Surcharge	Expiration	(In Millions)
Pension Fund Name	Number	2025	2024	Implemented	Imposed	Date	2025	2024	2023
National Electric Annuity Plan (1)	52-6132372/001	N/A	N/A	N/A	N/A	N/A	$15.9	$12.4	$7.8

Construction Laborers Pension Trust for Southern California	43-6159056/001	Green as of December 31, 2024	Green as of December 31, 2023	No	No	6/30/2026	7.3	6.4	5.2

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green as of January 31, 2025	Green as of January 31, 2024	No	No	6/4/2026	6.2	7.5	6.1

Operating Engineer Trust Funds	95-6032478/001	Green as of June 30, 2024	Green as of June 30, 2023	No	No	6/30/2028	5.0	3.7	4.9

Southern California Pipe Trades Trust Funds	51-6108443/001	Green as of December 31, 2024	Green as of December 31, 2023	No	No	8/31/2026	4.7	4.8	4.3

Minnesota Laborers Pension Fund	41-6159599/001	Green as of December 31, 2024	Green as of December 31, 2023	No	No	5/31/2027	4.4	3.9	3.6

Laborers Pension Trust Fund for Northern California	94-6277608/001	Green as of May 31, 2024	Green as of May 31, 2023	No	No	6/30/2027	3.9	4.5	5.2

Laborers International Union of North America National Pension Fund	52-6074345/001	Green as of December 31, 2024	Green as of December 31, 2023	No	No	6/1/2026	3.5	3.1	2.0

United Association National Pension Fund Formerly Plumbers & Pipefitters National Pension Fund	52-6152779	Green as of June 30, 2024	Green as of June 30, 2023	No	No	6/30/2026	2.5	2.4	2.4

California Ironworkers Field Pension Trust	95-6042866/001	Green as of May 31, 2024	Green as of May 31, 2023	No	No	5/31/2026	2.5	1.3	0.5

Pipeline Industry Benefit Fund	73-6146433/001	Green as of December 31, 2024	Green as of December 31, 2023	No	No	6/1/2026	2.2	3.3	4.4

				Contributions to significant plans			58.1	53.3	46.4
				Contributions to other multiemployer plans			10.1	9.6	15.8

				Total contributions made			$68.2	$62.9	$62.2

(1)	This plan is a defined contribution multiemployer pension plan and therefore, PPA zone status, funding status, surcharge, and collective bargaining agreement disclosures are not applicable.

Note 14—Employee Benefit Plans

Defined Contribution Plans—We sponsor multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. Our plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by us. In addition, at the discretion of our Board of Directors, we may make additional profit share contributions to the plans. No such additional contributions were made during 2023 through 2025. Matching contributions to all defined contribution plans for the years ended December 31, 2025, 2024 and 2023 were $21.5 million, $18.0 million, and $16.4 million, respectively. The increase in matching contributions in 2025 is primarily due to increased participation in the plans. We have no other post-retirement benefits.

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

As of December 31, 2025 and 2024, the deferred compensation liability under our deferred compensation plan was $2.2 and $1.2 million, respectively, which was included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. To provide for future obligations related to these deferred compensation plans, we have invested in corporate-owned life insurance (“COLI”) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 31, 2025 and 2024, the fair market was $2.1 million and $1.1 million, respectively, which was included in “Other long-term assets” in the accompanying Consolidated Balance Sheets.

Note 15—Stock-Based Compensation

We maintain two equity compensation plans under which stock-based compensation has been granted, the 2013 Equity Plan and the 2023 Equity Plan. Upon the adoption of the 2023 Equity Plan, awards were no longer granted under the 2013 Equity Plan. The 2023 Equity Plan permits the granting of up to 6.5 million shares to executives, directors and certain senior managers. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. As of December 31, 2025, there were 5.5 million shares of common stock remaining available for grant under the 2023 Equity Plan.

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

The table below presents RSU activity for 2025:

Nonvested RSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2024	553,420	$36.01
Granted	267,000	$74.86
Vested	(246,421)	$32.12
Forfeited	(66,044)	$52.31
Balance at December 31, 2025	507,955	$56.07

During 2024, 306,674 RSUs were granted with a weighted-average grant date fair value per unit of $45.16. The total fair value of RSUs that vested during 2025, 2024 and 2023 was $7.9 million, $11.5 million and $6.5 million, respectively. At December 31, 2025, approximately $18.5 million of unrecognized compensation expense remains for the RSUs, which will be recognized over a weighted average period of 2.19 years.

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

The table below presents PSU activity for 2025:

Nonvested PSUs	Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2024	334,723	$32.02
Granted	189,484	$70.25
Vested	(186,988)	$29.04
Forfeited	(74,862)	$47.70
Balance at December 31, 2025	262,357	$48.99

At December 31, 2025, approximately $6.9 million of unrecognized compensation expense remains for the PSUs, which will be recognized over a weighted average period of 2.01 years.

Stock-based Compensation Expense

For the years ended December 31, 2025, 2024 and 2023, we recognized $20.6 million, $15.1 million, and $11.8 million, respectively, in compensation expense for both RSUs and PSUs.

Note 16—Income Taxes

Income before provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$385.9	$236.5	$158.1
Foreign	(1.9)	18.4	19.5
Total	$384.0	$254.9	$177.6

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision
Federal	$69.9	$49.8	$11.3
State	23.5	12.2	7.2
Foreign	1.1	7.5	3.7
	94.5	69.5	22.2
Deferred provision (benefit)
Federal	14.9	5.7	28.6
State	—	(0.4)	1.4
Foreign	(0.3)	(0.8)	(0.7)
	14.6	4.5	29.3

Total	$109.1	$74.0	$51.5

A reconciliation of income tax expense compared to the amount of income tax expense that would result by applying the U.S. federal statutory income tax rate to pre-tax income is presented on both a dollar (in millions) and a percentage basis as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$80.7	21.0%	$53.5	21.0%	$37.3	21.0%
Domestic federal - nontaxable and nondeductible items
Nondeductible meals & entertainment	11.1	2.9%	8.6	3.4%	6.3	3.6%
Other nontaxable and nondeductible items	2.5	0.7%	3.9	1.5%	3.1	1.7%
Domestic federal - effect of cross border tax laws	—	—	(0.2)	(0.1)%	—	—
Domestic state and local income taxes, net of federal income tax effect (1)	18.8	4.8%	9.5	3.7%	6.7	3.8%
Tax credits
Discount on purchased transferable tax credits	(3.2)	(0.8)%	(3.1)	(1.2)%	—	—
Other	(1.4)	(0.4)%	(2.0)	(0.8)%	(1.5)	(0.8)%
Foreign tax effects - Canada	1.1	0.3%	3.6	1.4%	(0.1)	(0.1)%
Changes in valuation allowances	1.2	0.3%	(0.6)	(0.2)%	0.6	0.3%
Changes in unrecognized tax benefits	(1.7)	(0.4)%	0.8	0.3%	(0.9)	(0.5)%
Effective worldwide tax rates	$109.1	28.4%	$74.0	29.0%	$51.5	29.0%

(1)	The states that contribute to the majority (greater than 50.0%) of the tax effect include California and Louisiana for 2025, California and Louisiana for 2024, and Arkansas, California, Louisiana, Michigan, and Texas for 2023.

The total cash paid for income taxes (net of refunds) is composed of the following (in millions):

	Year ended December 31,
Cash paid for income taxes, net of refunds:	2025	2024	2023
US Federal (1)	$64.9	$45.1	$(2.7)
US State and local
California	7.0	*	1.1
Florida	*	*	0.3
Louisiana	*	4.0	0.6
Maryland	*	*	0.4
Minnesota	*	*	0.3
North Carolina	*	*	0.3
Texas	*	*	0.8
Other	9.4	12.1	0.3
Total US State and local	16.4	16.1	4.1
Foreign
Canada	5.6	4.0	3.4
Mexico	*	0.1	0.3
Total foreign	5.6	4.1	3.7
Total cash paid for income taxes, net of refunds	$86.9	$65.3	$5.1

*	The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

(1)	We purchased $45.0 million and $40.0 million of transferable investment tax credits (“ITC”) in the years ended December 31, 2025 and 2024, at a purchase price of $41.9 million and $36.9 million, respectively. Cash paid for income taxes of $86.9 million in 2025 includes the $41.9 million ITC purchase price. Cash paid for income taxes of $65.3 million in 2024 includes the $36.9 million ITC purchase price.

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which we operate. Our operations in the United States are subject to federal income tax rates of 21.0% and varying state income tax rates. Our principal international operations are in Canada. Our subsidiaries in Canada are subject to a corporate income tax rate of 23.0%. We did not have any non-taxable foreign earnings from tax holidays for taxable years 2023 through 2025.

We purchased $45.0 million of transferable ITCs in 2025 at a purchase price of $41.9 million which we expect to fully utilize within our 2025 federal income tax return. We purchased $40.0 million of transferable ITCs in 2024 at a purchase price of $36.9 million which were fully utilized within our 2024 federal income tax return. We made an accounting policy election to use the flow through income statement method under which we recognized the benefit of the ITC in our 2025 and 2024 income tax expense.

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

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Accrued compensation	$15.3	$12.2
Accrued worker's compensation	3.4	3.9
Net operating losses	30.3	35.0
Capital losses	4.1	—
Lease liabilities	104.7	91.9
Insurance reserves	11.6	8.9
Loss reserves	1.3	1.2
Tax credits	1.4	0.8
Capitalized research	7.3	15.0
Other	2.2	—
Total deferred tax assets	181.6	168.9
Deferred tax liabilities
Depreciation and amortization	(131.0)	(124.4)
Prepaid expenses and other	(3.7)	(4.1)
Lease assets	(107.5)	(94.1)
Total deferred tax liabilities	(242.2)	(222.6)

Valuation allowance	(10.8)	(10.3)

Net deferred tax liabilities	$(71.4)	$(64.0)

As of December 31, 2025, we have recorded a deferred tax asset of $30.3 million reflecting the tax benefit of approximately $484.1 million of federal and state income tax net operating loss carryforwards, some of which were acquired in the acquisitions of PLH and other companies. Our tax credits of $1.4 million generally expire between 10 and 20 years after they are generated. Our U.S. federal net operating losses expire beginning in 2032, and our state net operating losses generally expire 20 years after the period in which the losses were incurred. Capital losses expire if not utilized within 5 years.

The valuation allowances for deferred income tax assets at December 31, 2025 and 2024, were $10.8 million and $10.3 million, respectively. The $0.5 million net increase in valuation allowances during 2025 was due to changes in the realizability of the state net operating losses, net of changes for capital losses. These valuation allowances relate to uncertainty in our outlook as to the amount of future taxable income required in particular tax jurisdictions in order to utilize certain tax losses, considering also the tax regulations which limit the annual utilization of acquired losses. We believe it is more likely than not that we will realize the benefit of our deferred tax assets net of existing valuation allowances.

A reconciliation of the beginning, ending and aggregate changes in the gross balances of unrecognized tax benefits is as follows (in millions):

	December 31,
	2025	2024	2023
Beginning balance	$9.3	$9.2	$10.2
Increases in balances for tax positions taken during the current year	6.3	0.1	0.1
(Decreases) increases in balances for tax positions taken during prior years	—	—	(0.7)
Lapse of statute of limitations	(2.2)	—	(0.4)
Total	$13.4	$9.3	$9.2

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. We recognized interest expense related to uncertain tax positions of $0.5 million, $0.7 million, and $0.6 million for the years ending December 31, 2025, 2024, and 2023, respectively. The effect on our tax rate if we were to recognize our gross unrecognized tax benefits as of December 31, 2025 approximates $16.8 million, including interest and penalties.

Our federal income tax returns are generally no longer subject to examination for tax years before 2020. The statutes of limitation of state and foreign jurisdictions generally vary between 3 to 5 years. Accordingly, our state and foreign income tax returns are generally no longer subject to examination for tax years before 2020.

Note 17—Dividends and Earnings Per Share

We have declared cash dividends during 2023, 2024 and 2025 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 22, 2023	March 31, 2023	April 14, 2023	0.06
May 3, 2023	June 30, 2023	July 14, 2023	0.06
August 2, 2023	September 29, 2023	October 13, 2023	0.06
November 2, 2023	December 29, 2023	January 12, 2024	0.06
February 21, 2024	March 28, 2024	April 15, 2024	0.06
May 1, 2024	June 28, 2024	July 15, 2024	0.06
July 31, 2024	September 27, 2024	October 11, 2024	0.06
October 30, 2024	December 31, 2024	January 15, 2025	0.08
February 19, 2025	March 31, 2025	April 15, 2025	0.08
April 30, 2025	June 30, 2025	July 15, 2025	0.08
July 30, 2025	September 30, 2025	October 15, 2025	0.08
October 29, 2025	December 31, 2025	January 15, 2026	0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by our Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$274.9	$180.9	$126.1

Denominator:
Weighted average shares for computation of basic earnings per share:	54.0	53.6	53.3
Dilutive effect of stock-based awards	0.8	1.0	0.9
Weighted average shares for computation of diluted earnings per share	54.8	54.6	54.2

Earnings per share:
Basic	$5.09	$3.37	$2.37
Diluted	$5.02	$3.31	$2.33

Note 18—Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. No shares of Preferred Stock were outstanding at December 31, 2025 and 2024.

Common Stock

We are authorized to issue 90,000,000 shares of $0.0001 par value common stock, of which 54,045,067 and 53,740,729 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

We issued 3,118 shares of common stock in 2025, 11,359 shares of common stock in 2024, and 21,245 shares of common stock in 2023 under our LTR Plan. The shares were purchased by the participants in the LTR Plan with payments made to us of $0.2 million in 2025, $0.3 million in 2024, and $0.3 million in 2023. Our LTR Plan for managers allows participants to use a portion of their annual bonus amount to purchase our common stock at a discount from the market price. The shares purchased in 2025, 2024 and 2023 were for bonus amounts earned in 2024, 2023 and 2022 and the number of shares was calculated at 75% of the average closing price for December of the previous year.

During the years ended December 31, 2025, 2024, and 2023, we issued 13,983, 24,792, and 39,040 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. The shares were fully vested upon issuance and have a one-year trading restriction.

During the years ended December 31, 2025, 2024, and 2023, 273,112, 322,713, and 168,605 RSUs, net of forfeitures for tax withholdings, respectively, were converted to common stock.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan for which, eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. In 2025, 14,125 shares were purchased at an average price of $62.20 per share. In 2024, 15,538 shares were purchased at an average purchase price of $39.51 per share.

Share Purchase Plan

On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the year ended December 31, 2025, we did not purchase any shares of common stock. As of December 31, 2025, we had $150.0 million available for purchase under the share purchase program.

Note 19—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables (in millions, except per share amounts):

	Year Ended December 31, 2025
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,648.1	$1,890.7	$2,178.4	$1,857.7
Gross profit	170.7	231.7	235.7	175.0
Net income	44.2	84.3	94.6	51.8

Earnings per share:
Basic earnings per share	$0.82	$1.56	$1.75	$0.96
Diluted earnings per share	0.81	1.54	1.73	0.95

Weighted average shares outstanding
Basic	53.8	54.0	54.0	54.0
Diluted	54.7	54.8	54.8	54.8

	Year Ended December 31, 2024
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,412.7	$1,563.7	$1,649.1	$1,741.3
Gross profit	133.4	186.7	198.5	184.6
Net income	18.9	49.6	58.4	54.0

Earnings per share:
Basic earnings per share	$0.35	$0.92	$1.09	$1.00
Diluted earnings per share	0.35	0.91	1.07	0.99

Weighted average shares outstanding
Basic	53.5	53.6	53.7	53.7
Diluted	54.4	54.7	54.7	54.7