Form 10-Q
period 2026-03-31
Primoris Services Corp
filed 2026-05-06
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 54,254,935 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$361.5	$535.5
Accounts receivable, net	754.4	723.4
Contract assets	917.3	936.9
Prepaid expenses and other current assets	108.2	137.8
Total current assets	2,141.4	2,333.6
Property and equipment, net	536.0	531.2
Operating lease assets	485.5	488.9
Intangible assets, net	186.1	190.2
Goodwill	856.9	856.9
Other long-term assets	7.7	7.0
Total assets	$4,213.6	$4,407.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646.5	$744.3
Contract liabilities	571.9	633.6
Accrued liabilities	390.8	405.4
Dividends payable	4.3	4.3
Current portion of long-term debt	57.2	60.9
Total current liabilities	1,670.7	1,848.5
Long-term debt, net of current portion	396.3	409.0
Noncurrent operating lease liabilities, net of current portion	313.2	325.6
Deferred tax liabilities	71.4	71.4
Other long-term liabilities	78.0	72.3
Total liabilities	2,529.6	2,726.8
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 54,235,290 and 54,045,067 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	287.7	296.9
Retained earnings	1,398.7	1,385.6
Accumulated other comprehensive loss	(2.4)	(1.5)
Total stockholders’ equity	1,684.0	1,681.0
Total liabilities and stockholders’ equity	$4,213.6	$4,407.8

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,559.9	$1,648.1
Cost of revenue	1,425.2	1,477.4
Gross profit	134.7	170.7
Selling, general and administrative expenses	105.8	99.5
Transaction and related costs	4.5	0.8
Operating income	24.4	70.4
Other income (expense):
Foreign exchange loss, net	—	(0.3)
Other income, net	0.1	—
Interest expense, net	(4.6)	(7.8)
Income before provision for income taxes	19.9	62.3
Provision for income taxes	(2.5)	(18.1)
Net income	$17.4	$44.2

Dividends per common share	$0.08	$0.08

Earnings per share:
Basic	$0.32	$0.82
Diluted	$0.32	$0.81

Weighted average common shares outstanding:
Basic	54.1	53.8
Diluted	54.8	54.7

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$17.4	$44.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.9)	0.1
Comprehensive income	$16.5	$44.3

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Equity
Balance, December 31, 2025	54,045,067	$—	$296.9	$1,385.6		$(1.5)	$1,681.0
Net income	—	—	—	17.4		—	17.4
Foreign currency translation adjustments, net of tax	—	—	—	—		(0.9)	(0.9)
Issuance of shares	5,498	—	0.8	—		—	0.8
Conversion of stock-based awards, net of shares withheld for taxes	184,725	—	(17.7)	—		—	(17.7)
Stock-based compensation	—	—	7.7	—		—	7.7
Dividends declared ($0.08 per share)	—	—	—	(4.3)		—	(4.3)
Balance, March 31, 2026	54,235,290	$—	$287.7	$1,398.7		$(2.4)	$1,684.0

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	0	Equity
Balance, December 31, 2024	53,740,729	$—	$285.8	$1,127.9		$(4.2)		$1,409.5
Net income	—	—	—	44.2		—		44.2
Foreign currency translation adjustments, net of tax	—	—	—	—		0.1		0.1
Issuance of shares	17,894	—	1.1	—		—		1.1
Conversion of stock-based awards, net of shares withheld for taxes	236,967	—	(9.9)	—		—		(9.9)
Stock-based compensation	—	—	5.0	—		—		5.0
Dividends declared ($0.08 per share)	—	—	—	(4.3)		—		(4.3)
Balance, March 31, 2025	53,995,590	$—	$282.0	$1,167.8		$(4.1)		$1,445.7

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$17.4	$44.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23.8	21.4
Stock-based compensation expense	7.7	5.0
Gain on sale of property and equipment	(5.0)	(5.9)
Other non-cash items	0.6	0.6
Changes in assets and liabilities:
Accounts receivable	(31.4)	79.3
Contract assets	19.4	(165.2)
Other current assets	21.4	(31.2)
Other long-term assets	(0.9)	(0.4)
Accounts payable	(98.0)	172.3
Contract liabilities	(61.7)	(62.2)
Operating lease assets and liabilities, net	(3.2)	(2.0)
Accrued liabilities	(18.5)	7.1
Other long-term liabilities	5.8	3.2
Net cash (used in) provided by operating activities	(122.6)	66.2
Cash flows from investing activities:
Purchase of property and equipment	(27.8)	(40.6)
Proceeds from sale of assets	7.1	7.4
Proceeds from repayment of note receivable	8.0	—
Net cash used in investing activities	(12.7)	(33.2)
Cash flows from financing activities:
Payments on long-term debt	(16.8)	(123.3)
Payments related to tax withholding for stock-based compensation	(17.7)	(9.9)
Dividends paid	(4.3)	(4.3)
Other	0.2	0.3
Net cash used in financing activities	(38.6)	(137.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	—
Net change in cash, cash equivalents and restricted cash	(174.1)	(104.2)
Cash, cash equivalents and restricted cash at beginning of the period	541.3	461.4
Cash, cash equivalents and restricted cash at end of the period	$367.2	$357.2

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$8.1	$7.3
Cash paid for income taxes, net of refunds received	—	(0.4)
Leased assets obtained in exchange for new operating leases	31.5	19.0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2026	2025
Dividends declared and not yet paid	$4.3	$4.3

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Share and Per Share Amounts)

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

Reportable Segments — Our current reportable segments are the Utilities segment and the Energy segment. See Note 13 — “Reportable Segments” for a brief description of the reportable segments and their operations.

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 24, 2026, which contains our audited consolidated financial statements for the year ended December 31, 2025, have been omitted.

This Form 10-Q should be read in conjunction with our most recent Annual Report on Form 10-K for the year ended December 31, 2025. The interim financial information is unaudited. In the opinion of management, the interim information includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial information.

Restricted cash — Restricted cash consists primarily of cash balances that are restricted as to withdrawal or usage and contract retention payments made by customers into escrow bank accounts and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Escrow cash accounts are released to us by customers as projects are completed in accordance with contract terms. The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31,
	2026	2025
Cash and cash equivalents	$361.5	$351.6
Restricted cash included in prepaid expenses and other current assets	5.7	5.6
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$367.2	$357.2

	December 31,
	2025	2024
Cash and cash equivalents	$535.5	$455.8
Restricted cash included in prepaid expense and other current assets	5.8	5.6
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$541.3	$461.4

Accounts Receivable Securitization Facility — We have an Accounts Receivable Securitization Facility (the “AR Facility”) to reduce interest costs and improve cash flows from trade accounts receivable. Under the AR Facility we may sell or pledge trade accounts receivable as they are originated to a wholly owned bankruptcy remote special purpose entity (the “SPE”). The maximum commitment amount under the AR Facility is $250.0 million. Fees associated with the AR Facility for the three months ended March 31, 2026 and 2025 were $2.2 and $1.4 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Income.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of March 31, 2026. For the three months ended March 31, 2026, we did not receive any cash proceeds from the sale of accounts receivables under the AR Facility and for the three months ended March 31, 2025, we received $25.0 million, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. We did not repay any amounts to the AR Facility for the three months ended March 31, 2026 and 2025.

The total outstanding balance of trade accounts receivable that have been pledged is $62.5 million as of March 31, 2026. For the three months ended March 31, 2026, we did not receive any cash proceeds from the pledge of accounts receivables under the AR Facility, and did not repay any amounts to the AR Facility. As of March 31, 2025, we did not pledge any accounts receivable under the AR Facility.

The SPE owned $126.9 million and $185.3 million of trade accounts receivable as of March 31, 2026, and December 31, 2025, respectively, which is included in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. In addition, the SPE had $62.5 million of debt outstanding as of March 31, 2026, and December 31, 2025, which is included in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. As of March 31, 2026, we had $62.5 million of available capacity under the AR Facility.

Customer concentration — We operate in multiple industry sectors encompassing the construction of commercial, utility, industrial and public works infrastructure assets primarily throughout the United States. Typically, the top ten customers in any one calendar year generate revenue that is approximately 40% to 50% of total revenue; however, the companies that comprise the top ten customers vary from year to year.

For the three months ended March 31, 2026, approximately 49.9% of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

For the three months ended March 31, 2025, approximately 47.1% of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and liabilities that are required to be measured at fair value as of March 31, 2026, and December 31, 2025 (in millions):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2026:
Cash and cash equivalents	$361.5	$—	$—

Assets as of December 31, 2025:
Cash and cash equivalents	$535.5	$—	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 4—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the three months ended March 31, 2026, and 2025, $1.1 billion, and $1.2 billion, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of March 31, 2026, we had $4.5 billion of remaining performance obligations. We expect to recognize 75.8% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended March 31, 2026, revenue was negatively impacted by $14.0 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2025. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “Accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of March 31, 2026, we had approximately $217.8 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $203.5 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through March 31, 2026.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Unbilled revenue	$545.3	$569.7
Retention receivable	309.7	311.2
Contract materials (not yet installed)	62.3	56.0
	$917.3	$936.9

Contract assets decreased by $19.6 million compared to December 31, 2025, primarily due to lower unbilled revenue.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Deferred revenue	$568.5	$629.2
Accrued loss provision	3.4	4.4
	$571.9	$633.6

Contract liabilities decreased by $61.7 million compared to December 31, 2025, due to lower deferred revenue.

Revenue recognized for the three months ended March 31, 2026, that was included in the contract liability balance as of December 31, 2025, was approximately $415.4 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in millions):

	For the three months ended March 31, 2026
Segment	MSA	Non-MSA	Total
Utilities	$473.6	$159.3	$632.9
Energy	86.2	869.2	955.4
Intersegment eliminations	—	(28.4)	(28.4)
Total	$559.8	$1,000.1	$1,559.9

	For the three months ended March 31, 2025
Segment	MSA	Non-MSA	Total
Utilities	$452.1	$111.3	$563.4
Energy	38.4	1,069.9	1,108.3
Intersegment eliminations	(0.5)	(23.1)	(23.6)
Total	$490.0	$1,158.1	$1,648.1

Revenue by contract type was as follows (in millions):

	For the three months ended March 31, 2026
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$112.1	$399.1	$121.7	$632.9
Energy	615.0	159.8	180.6	955.4
Intersegment eliminations	(25.7)	(1.6)	(1.1)	(28.4)
Total	$701.4	$557.3	$301.2	$1,559.9
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended March 31, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$77.9	$344.4	$141.1	$563.4
Energy	776.9	147.2	184.2	1,108.3
Intersegment eliminations	(19.1)	(3.5)	(1.0)	(23.6)
Total	$835.7	$488.1	$324.3	$1,648.1
(1)	Includes time and material and cost reimbursable plus fee contracts.

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

Note 5—Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment was as follows (in millions):

	March 31,	December 31,
Reporting Segment	2026	2025
Utilities	$703.5	$703.5
Energy	153.4	153.4
Total Goodwill	$856.9	$856.9

The table below shows the intangible asset amounts, which are amortized on a straight-line basis (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$296.0	$(109.9)	$186.1	$296.0	$(105.8)	$190.2

Amortization expense of intangible assets was $4.1 million and $4.6 million for the three months ended March 31, 2026, and 2025, respectively. Estimated future amortization expense for intangible assets is as follows (in millions):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2026 (remaining nine months)	$12.0
2027	16.0
2028	14.0
2029	14.0
2030	14.0
Thereafter	116.1
$186.1

Note 6—Accounts Payable and Accrued Liabilities

As of March 31, 2026, and December 31, 2025, accounts payable included retention amounts of approximately $59.1 million and $61.4 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in millions):

	March 31,	December 31,
	2026	2025
Payroll and related employee benefits	$138.6	$152.5
Current operating lease liability	161.3	155.4
Casualty insurance reserves	23.9	21.4
Corporate income taxes and other taxes	32.4	49.1
Other	34.6	27.0
	$390.8	$405.4

Note 7—Credit Arrangements

Long-term debt and credit facilities consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Term loan	$367.8	$379.6
Revolving credit facility	—	—
Commercial equipment notes	17.8	22.7
Mortgage notes	7.8	7.9
Securitization facility	62.5	62.5
Total debt	455.9	472.7
Unamortized debt issuance costs	(2.4)	(2.8)
Total debt, net	$453.5	$469.9
Less: current portion	(57.2)	(60.9)
Long-term debt, net of current portion	$396.3	$409.0

The weighted average interest rate on total debt outstanding as of March 31, 2026 and December 31, 2025 was 5.0%.

On August 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which increased our term loan to an aggregate principal amount of $945.0 million (the “Term Loan”) and increased our revolving credit facility to $325.0 million (the “Revolving Credit Facility”), under which the lenders agreed to make loans on a revolving basis from time to time and to issue letters of credit for up to the $325.0 million committed amount. The maturity date of the Credit Agreement is August 1, 2027. As of March 31, 2026, commercial letters of credit outstanding were $9.3 million. There were no outstanding borrowings under the Revolving Credit Facility, and available borrowing capacity was $315.7 million as of March 31, 2026.

The Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Credit Agreement as of March 31, 2026.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of March 31, 2026, commercial letters of credit outstanding were $0.4 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of March 31, 2026 was $13.6 million in Canadian dollars.

Note 8—Income Taxes

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

The effective tax rate on income for the three months ended March 31, 2026, and 2025, was 12.6% and 29.0%, respectively. For the first three months of 2026, our tax rate differed from the U.S. federal statutory rate of 21.0%, primarily due to a discrete tax benefit for equity compensation paid in the quarter, partially offset by the impact of state income tax expense and nondeductible components of per diem expenses. For the first three months of 2025, our tax rate differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income tax expense and nondeductible components of per diem expenses.

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

Note 9—Dividends and Earnings Per Share

We paid cash dividends during 2026 and 2025 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 19, 2025	March 31, 2025	April 15, 2025	$0.08
April 30, 2025	June 30, 2025	July 15, 2025	$0.08
July 30, 2025	September 30, 2025	October 15, 2025	$0.08
October 29, 2025	December 31, 2025	January 15, 2026	$0.08
February 17, 2026	March 31, 2026	April 15, 2026	$0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts).

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$17.4	$44.2

Denominator:
Weighted average shares for computation of basic earnings per share:	54.1	53.8
Dilutive effect of stock-based awards	0.7	0.9
Weighted average shares for computation of diluted earnings per share	54.8	54.7

Earnings per share:
Basic	$0.32	$0.82
Diluted	$0.32	$0.81

Note 10—Stockholders’ Equity

Common stock

During the three months ended March 31, 2026, and 2025, we issued 2,224 and 3,736 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three months ended March 31, 2026 and 2025, a total of 184,725 and 236,967 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock.

We issued 3,118 shares of common stock in the three months ended March 31, 2025, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.2 million for the three months ended March 31, 2025. The shares purchased in the three months ended March 31, 2025, were for bonus amounts earned in 2024, and the number of shares was calculated based on 75% of the average daily closing market price during December 2024. In July 2025, the LTR plan was discontinued and no shares were issued in 2026, or will be issued in future periods.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the three months ended March 31, 2026, 3,274 shares were purchased at an average discounted purchase price of $126.54 per share. For the three months ended March 31, 2025, 11,040 shares were purchased at an average discounted purchase price of $51.80 per share.

Share Purchase Plan

On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the three months ended March 31, 2026, we did not purchase any shares of common stock. As of March 31, 2026, we had $150.0 million available for purchase under the share purchase program.

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

The components of lease expense are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease expense (1)	$47.8	$41.6

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31,	December 31,
	2026	2025
Accrued liabilities	$161.3	$155.4
Noncurrent operating lease liabilities, net of current portion	313.2	325.6
	$474.5	$481.0

Note 12—Commitments and Contingencies

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

Bonding — As of March 31, 2026 and December 31, 2025, we had bid and payment/performance bonds issued and outstanding totaling approximately $9.1 billion and $8.7 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $2.3 billion and $2.4 billion as of March 31, 2026, and December 31, 2025, respectively.

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

Operating performance by segment for the three months ended March 31, 2026, and 2025 was as follows (in millions):

	For the three months ended March 31, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$632.9	—	$955.4	—	$(28.4)	(1)	$1,559.9	—
Cost of revenue	570.9	90.2%	882.7	92.4%	(28.4)	(1)	1,425.2	91.4%
Gross profit	62.0	9.8%	72.7	7.6%	—		134.7	8.6%
Selling, general, and administrative expenses	31.5	5.0%	42.9	4.5%	31.4		105.8	6.8%
Transaction and related costs	—		—		4.5		4.5
Operating income	$30.5	4.8%	$29.8	3.1%	$(35.9)		$24.4	1.6%

(1)	Represents intersegment revenue and cost of revenue of $28.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended March 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$563.4	—	$1,108.3	—	$(23.6)	(1)	$1,648.1	—
Cost of revenue	511.8	90.8%	989.2	89.3%	(23.6)	(1)	1,477.4	89.6%
Gross profit	51.6	9.2%	119.1	10.7%	—		170.7	10.4%
Selling, general, and administrative expenses	33.5	5.9%	40.2	3.6%	25.8		99.5	6.0%
Transaction and related costs	—		—		0.8		0.8
Operating income	$18.1	3.2%	$78.9	7.1%	$(26.6)		$70.4	4.3%

(1)	Represents intersegment revenue and cost of revenue of $23.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Reconciliation of operating income to income before provision for income taxes is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating income	$24.4	$70.4
Foreign exchange loss, net	—	(0.3)
Other income, net	0.1	—
Interest expense, net	(4.6)	(7.8)
Income before provision for income taxes	$19.9	$62.3

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Condensed Consolidated Statements of Income. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the three months ended March 31, 2026, and 2025 was as follows (in millions):

	For the three months ended March 31,
	2026	2025
Utilities	$14.2	$14.1
Energy	7.9	5.9
Corporate and non-allocated costs	1.7	1.4
Total depreciation and amortization	$23.8	$21.4

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASC 280, to evaluate segment performance and are therefore not presented by segment.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 2.8% and 2.2% generated from sources outside of the United States during the three months ended March 31, 2026 and 2025, respectively, principally in Canada. As of March 31, 2026 and December 31, 2025, approximately 3.2% and 3.4%, respectively, of total assets were located outside of the United States, principally in Canada.

Note 14—Subsequent Events

Acquisition of PayneCrest Electric, Inc. (“PayneCrest”)

On March 30, 2026, we entered into a definitive merger agreement to acquire PayneCrest Electric, Inc. (“PayneCrest”). PayneCrest is a leading electrical construction and services provider supporting industrial, manufacturing, and advanced facilities. The acquisition increases our exposure to the high-growth data center services market and expands opportunities for integrating our industrial and renewables businesses with complementary electrical construction capabilities.

On May 1, 2026, we closed on the PayneCrest acquisition in an all cash transaction valued at approximately $399.5 million, net of cash acquired. Since the closing of the PayneCrest acquisition occurred subsequent to our quarter-end, our preliminary estimate of assets acquired and liabilities assumed, which is subject to a formal valuation process, has not yet been completed. We will reflect the preliminary estimates in our second quarter 2026 10-Q filing, and we will finalize the estimates as soon as practicable within the measurement period, but not later than one year following the acquisition close date. The total purchase price was funded through a combination of borrowings under our term loan facility (as discussed immediately below) and cash on hand. We will incorporate PayneCrest operations into our Energy segment.

Amended and Restated Credit Agreement

On May 1, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the Credit Agreement to increase the Term Loan by $411.8 million to an aggregate principal amount of $779.6 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from August 1, 2027 to May 1, 2031.

In addition to the New Term Loan, the Amended Credit Agreement increased the existing Revolving Credit Facility to $750.0 million, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue up to $400.0 million of letters of credit. At May 1, 2026, there was $50.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.8 million, and available borrowing capacity was $690.2 million.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $9.7 million, with the balance due on May 1, 2031. The first principal payment will be due on September 30, 2026.

The proceeds from the New Term Loan were used to finance the acquisition of PayneCrest.

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

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (“First Quarter 2026 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer timing, project duration, weather, and general economic conditions; changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of oil, natural gas, and natural gas liquids; variations and changes in the margins of projects performed during any particular quarter; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; the budgetary spending patterns of customers; inflation, tariffs and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; changes in bonding requirements and bonding availability for existing and new agreements; the need and availability of letters of credit; increases in interest rates and slowing economic growth or recession; the instability in the banking system; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including conflicts in the Middle East, war between Russia and Ukraine, and tension between China and Taiwan and other geopolitical tensions, severe weather conditions, public health crises and pandemics, political crises or other catastrophic events; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by credit facilities; failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments, including risks arising from the inability to successfully integrate acquired businesses; possible information technology interruptions, cybersecurity breaches and threats, and inability to protect intellectual property; disruptions related to artificial intelligence; the Company’s failure, or the failure of our agents or partners, to comply with laws; the Company's ability to secure appropriate insurance; new or changing political conditions and legal and regulatory requirements, including those relating to environmental, health and safety matters; the loss of one or a few clients that account for a significant portion of the Company's revenues; and asset impairments.

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this First Quarter 2026 Report, our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this First Quarter 2026 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this First Quarter 2026 Report and our Annual Report on Form 10-K for the year ended December 31, 2025.

Introduction

We are a leading provider of infrastructure services operating mainly in the United States and Canada. We provide a wide range of construction, maintenance, replacement, and engineering services to a diversified base of customers through our two segments: Utilities and Energy. The structure of our reportable segments is generally focused on broad end-user markets for our services.

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

We actively monitor the impact of the macroeconomic environment, including the impact of inflation, tariffs, and volatility in the commodities markets, on all aspects of our business. We have experienced increased operating costs and anticipate that elevated levels of cost inflation could persist for the remainder of 2026. Recent geopolitical conflict involving Iran has contributed to increased volatility and upward pressure in global energy markets, which has resulted in higher fuel costs and may continue to impact operating expenses and margins depending on the duration and severity of the disruption. In an effort to mitigate the impacts of inflation on our operations, we attempt to recover increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted the profitability of our operations until the contracts have been renegotiated to reflect these higher costs.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility, Term Loan, and Accounts Receivable Securitization Facility bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2026, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2026, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.3 million.

Acquisitions

We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire companies or selected portions of such companies. We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, the services they provide and the additional new geographies and clients they bring. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flows.

On May 1, 2026, we closed on our acquisition of PayneCrest Electric, Inc. (“PayneCrest”) in an all-cash transaction valued at approximately $399.5 million, net of cash acquired. PayneCrest is a leading electrical construction and services provider supporting industrial, manufacturing, and advanced facilities. The acquisition increases our exposure to the high-growth data center services market and expands opportunities for integrating our industrial and renewables businesses with complementary electrical construction capabilities. The total purchase price was funded through a combination of borrowings under our term loan facility (as amended) and cash on hand. We will incorporate PayneCrest operations into our Energy segment. For more information, see Note 14 – “Subsequent Events” in Item 1, Financial Statements of this First Quarter 2026 Report.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and that affect the amounts of revenue and expenses reported for each period. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our accounting for revenue recognized over time, the allowance for credit losses, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and deferred income taxes. Actual results could differ significantly from our estimates, and our estimates could change if they were made under different assumptions or conditions. Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since December 31, 2025.

Results of Operations

Consolidated Results

The following discussion compares the results of the three months ended March 31, 2026, to the three months ended March 31, 2025.

Revenue

Revenue was $1.6 billion for the three months ended March 31, 2026, a decrease of $0.1 billion, or 5.4%, compared to the same period in 2025. The decrease was primarily due to lower revenue in our Energy segment partially offset by growth in the Utilities segment.

Gross Profit

Gross profit was $134.7 million for the three months ended March 31, 2026, a decrease of $36.0 million, or 21.1%, compared to the same period in 2025. The decrease was primarily due to a decrease in revenue and margin in the Energy segment, partially offset by an increase in revenue and margin in the Utilities segment. Gross profit as a percentage of revenue decreased to 8.6% for the three months ended March 31, 2026, compared to 10.4% for the same period in 2025 primarily driven by lower margins in our Energy segment.

Selling, general and administrative expenses

SG&A expenses were $105.8 million during the three months ended March 31, 2026, an increase of $6.3 million, or 6.3%, compared to 2025. SG&A expenses as a percentage of revenue increased to 6.8% compared to 6.0% for the corresponding period in 2025 primarily due to lower revenue.

Transaction and related costs

Transaction and related costs were $4.5 million during the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. The increase was due to professional fees paid to advisors associated with the PayneCrest acquisition.

Other income and expense

Non-operating income and expense items for the three months ended March 31, 2026, and 2025 were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Foreign exchange loss, net	$—	$(0.3)
Other income, net	0.1	—
Interest expense, net	(4.6)	(7.8)
Total other expense	$(4.5)	$(8.1)

Interest expense, net for the three months ended March 31, 2026, decreased $3.2 million compared to the same period in 2025 due to lower average debt balances.

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

The effective tax rate for the three-month period ended March 31, 2026, of 12.6%, differs from the U.S. federal statutory rate of 21.0%, primarily due to a discrete tax benefit for equity compensation paid in the quarter, partially offset by state income tax expense and nondeductible components of per diem expenses. The effective tax rate for the three-month period ended March 31, 2025, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible components of per diem expenses.

We recorded income tax expense for the three months ended March 31, 2026, of $2.5 million compared to $18.1 million for the three months ended March 31, 2025. The $15.6 million decrease is primarily driven by a $42.4 million decrease in pretax income and a decrease in the effective tax rate.

Segment results

Operating performance by segment for the three months ended March 31, 2026 and 2025 was as follows (in millions):

	For the three months ended March 31, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$632.9	—	$955.4	—	$(28.4)	(1)	$1,559.9		—
Cost of revenue	570.9	90.2%	882.7	92.4%	(28.4)	(1)	1,425.2		91.4%
Gross profit	62.0	9.8%	72.7	7.6%	—		134.7		8.6%
Selling, general, and administrative expenses	31.5	5.0%	42.9	4.5%	31.4		105.8		6.8%
Transaction and related costs	—		—		4.5		4.5
Operating income	$30.5	4.8%	$29.8	3.1%	$(35.9)		$24.4		1.6%

(1)	Represents intersegment revenue and cost of revenue of $28.4 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

	For the three months ended March 31, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$563.4	—	$1,108.3	—	$(23.6)	(1)	$1,648.1		—
Cost of revenue	511.8	90.8%	989.2	89.3%	(23.6)	(1)	1,477.4		89.6%
Gross profit	51.6	9.2%	119.1	10.7%	—		170.7		10.4%
Selling, general, and administrative expenses	33.5	5.9%	40.2	3.6%	25.8		99.5		6.0%
Transaction and related costs	—		—		0.8		0.8
Operating income	$18.1	3.2%	$78.9	7.1%	$(26.6)		$70.4		4.3%

(1)	Represents intersegment revenue and cost of revenue of $23.6 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Income.

Utilities Segment

Revenue increased by $69.5 million, or 12.3%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased activity in our power delivery and gas operations markets.

Operating income for the three months ended March 31, 2026, increased $12.4 million, or 68.5% compared to the same period in 2025 due to revenue growth. Gross profit as a percentage of revenue during the three months ended March 31, 2026, increased to 9.8% compared to 9.2% in the same period in 2025.

Energy Segment

Revenue decreased by $152.9 million, or 13.8%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily attributable to decreased renewable energy activity, due to slower than anticipated starts of new projects, release of new work, and slower than expected financial close associated with certain projects.

Operating income for the three months ended March 31, 2026, decreased by $49.1 million, or 62.2%, compared to the same period in 2025, due to decreased revenue and lower gross margins. Gross profit as a percentage of revenue decreased to 7.6% during the three months ended March 31, 2026, compared to 10.7% in the same period in 2025 primarily due to increased costs in 2026 on certain renewable energy projects. These higher costs were driven in part by project redesign efforts, changes in project sequencing, labor productivity challenges, and unfavorable weather conditions. In addition, we had lower than anticipated volumes in 2026, which led to higher relative carrying costs for equipment and personnel.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 2.8% generated from sources outside of the United States during the three months ended March 31, 2026, principally in Canada.

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

Fixed and MSA Backlog by reporting segment for the periods ending March 31, 2026, and December 31, 2025, were as follows (in millions):

	March 31, 2026		December 31, 2025
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$93.4	$93.4	$96.1	$96.1
MSA Backlog	1,920.7	6,806.2	1,904.8	6,327.3
Backlog	$2,014.1	$6,899.6	$2,000.9	$6,423.4

Energy
Fixed Backlog	$2,995.0	$4,089.4	$3,081.7	$4,889.8
MSA Backlog	259.7	652.1	208.8	632.1
Backlog	$3,254.7	$4,741.5	$3,290.5	$5,521.9

Total
Fixed Backlog	$3,088.4	$4,182.8	$3,177.8	$4,985.9
MSA Backlog	2,180.4	7,458.3	2,113.6	6,959.4
Backlog	$5,268.8	$11,641.1	$5,291.4	$11,945.3

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

Liquidity and Capital Resources

Liquidity represents our ability to pay our liabilities when they become due, fund business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period and our cash flows from operating activities. If needed, we have availability under our lines of credit to augment liquidity needs, and we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt and equity securities. Our short-term and long-term cash requirements consist primarily of working capital, investments to support revenue growth and maintain our equipment and facilities, general corporate needs, and to service our debt obligations. As of March 31, 2026, there were no outstanding borrowings under the

Revolving Credit Facility, commercial letters of credit outstanding were $9.8 million, and available borrowing capacity was $315.2 million. In addition, there were no outstanding borrowings under our Canadian credit facilities as of September 30, 2025, commercial letters of credit outstanding were $0.3 million in Canadian dollars and available borrowing capacity was $13.7 million in Canadian dollars.

On May 1, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the Credit Agreement to increase the Term Loan by $411.8 million to an aggregate principal amount of $779.6 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from August 1, 2027 to May 1, 2031.

In addition to the New Term Loan, the Amended Credit Agreement increased the existing Revolving Credit Facility to $750.0 million, whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue up to $400.0 million of letters of credit. At May 1, 2026, there was $50.0 million of outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.8 million, and available borrowing capacity was $690.2 million. The proceeds from the New Term Loan were used to finance the acquisition of PayneCrest.

We have an Accounts Receivable Securitization Facility (the “AR Facility”) to reduce interest costs and improve cash flows from trade accounts receivable. Under the AR Facility we may sell or pledge trade accounts receivable as they are originated to a wholly owned bankruptcy remote special purpose entity. The maximum commitment amount under the AR Facility is $250.0 million. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $125.0 million as of March 31, 2026. In addition, the total amount of trade accounts receivable that have been pledged is $62.5 million as of March 31, 2026. As of March 31, 2026, we had $62.5 million of available capacity under the AR Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $361.5 million as of March 31, 2026, compared to $535.5 million as of December 31, 2025. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the three months ended March 31, 2026, we spent approximately $27.8 million for capital expenditures, which included $16.0 million for construction equipment and $6.5 million on our facilities. Capital expenditures for the remaining nine months of 2026 are expected to total between $90.0 million and $110.0 million, which includes $70.0 million to $90.0 million for equipment.

Cash Flows

Cash flows during the three months ended March 31, 2026 and 2025 are summarized as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Change in cash:
Net cash (used in) provided by operating activities	$(122.6)	$66.2
Net cash used in investing activities	(12.7)	(33.2)
Net cash used in financing activities	(38.6)	(137.2)
Effect of exchange rate changes	(0.2)	—
Net change in cash, cash equivalents and restricted cash	$(174.1)	$(104.2)

Operating Activities

The cash flows provided by operating activities for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three months ended
	March 31,
	2026	2025	Change
Operating Activities:
Net income	$17.4	$44.2	$(26.8)
Depreciation and amortization	23.8	21.4	2.4
Changes in assets and liabilities	(167.1)	0.9	(168.0)
Gain on sale of property and equipment	(5.0)	(5.9)	0.9
Other	8.3	5.6	2.7
Net cash (used in) provided by operating activities	$(122.6)	$66.2	$(188.8)

Net cash used in operating activities for the three months ended March 31, 2026 was $122.6 million compared to $66.2 million cash provided by operating activities for the three months ended March 31, 2025. The change year-over-year was primarily due to the unfavorable impact from the changes in assets and liabilities and a decrease in net income.

The significant components of the $167.1 million change in assets and liabilities for the three months ended March 31, 2026 are summarized as follows:

●	Accounts payable decreased by $98.0 million primarily due to the timing of our payments to vendors;
●	Contract liabilities decreased $61.7 million, primarily due to lower deferred revenue;
●	Accounts receivable increased by $31.4 million, primarily due to the timing of collecting from our customers; and
●	Contract assets decreased by $19.4 million, primarily due to the timing of billing our customers.

The significant components of the $0.9 million change in assets and liabilities for the three months ended March 31, 2025 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $179.4 million primarily due to the timing of our payments to vendors;

●	Accounts receivable decreased by $79.3 million, primarily due to the timing of collecting from our customers;

●	Contract assets increased by $165.2 million, primarily due to the timing of billing our customers;

●	Contract liabilities decreased $62.2 million, primarily due to lower deferred revenue; and

●	Other current assets increased by $31.2 million, primarily due to the prepayment of insurance premiums.

Investing activities

For the three months ended March 31, 2026, cash used in investing activities was $12.7 million compared to $33.2 million for the three months ended March 31, 2025.

During the three months ended March 31, 2026, we purchased property and equipment for $27.8 million compared to $40.6 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $7.1 million during the three months ended March 31, 2026, compared to $7.4 million during the same period in the prior year.

Financing activities

Financing activities used cash of $38.6 million for the three months ended March 31, 2026, which was primarily due to the following:

●	Payments related to tax withholding for stock-based compensation of $17.7 million;
●	Payments on long-term debt of $16.8 million; and
●	Dividend payments to our stockholders of $4.3 million.

Financing activities used cash of $137.2 million for the three months ended March 31, 2025, which was primarily due to the following:

●	Payments of long-term debt of $123.3 million, including $100.0 million of additional principal payments on our Term Loan;
●	Payments related to tax withholding for stock-based compensation of $9.9 million; and
●	Dividend payments to our stockholders of $4.3 million.

Credit Agreements

For a description of our credit agreements, see Note 7 — “Credit Arrangements” in Item 1, Financial Statements of this First Quarter 2026 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 10 — “Stockholders’ Equity” in Item 1, Financial Statements of this First Quarter 2026 Report.

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

●	As of March 31, 2026, we had letters of credit outstanding of $9.5 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this First Quarter 2026 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or payment/performance bonds in connection with services that we provide. As of March 31, 2026, we had bid and payment/performance bonds issued and outstanding totaling approximately $9.1 billion. The remaining performance obligation on those bonded projects totaled approximately $2.3 billion as of March 31, 2026. As of the date of this First Quarter 2026 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security

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

Effects of Inflation, Tariffs and Changing Prices

Our operations are affected by increases in prices, whether caused by inflation, tariffs or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. As a result, we consider the potential impacts of inflation when negotiating contracts with our customers.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of March 31, 2026, due to the generally short maturities of these items.

Our Revolving Credit Facility and Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2026, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of March 31, 2026, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $4.3 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in Item 1. Financial Statements of this First Quarter 2026 Report.

Item 5. Other Information

Insider Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Amendment to Credit Agreement

The information set forth below in this item 5 is reported in lieu of information that would be reported under items “1.01 Entry into a Material Definitive Agreement” and "2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant." of Form 8-K.

On May 1, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the existing credit agreement to (i) provide a new term loan in the aggregate principal amount of $779.6 million (the “New Term Loan”) to refinance the outstanding term loan, (ii) provide a new revolving loan commitment in the aggregate amount of $750.0 million (the “Revolving Credit Facility”) whereby the Lenders agree to make loans on a revolving basis from time to time and to issue up to $400.0 million of letters of credit, and (iii) to extend the maturity date of the existing credit agreement from August 1, 2027 to May 1, 2031.

Under the Amended Credit Agreement, we must make quarterly principal payments on the New Term Loan in an amount equal to approximately $9.7 million. The first principal payment will be due on September 30, 2026.

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

The principal amount of any loan drawn under the Amended Credit Agreement may be prepaid in whole or in part at any time, without premium or penalty.

The Amended Credit Agreement includes various restrictive covenants for facilities of this type.

The proceeds from the New Term Loan were used to finance the acquisition of PayneCrest.

The foregoing description of the Amended Credit Agreement is only a summary and is qualified in its entirety by reference to the complete text of the Amended Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Fourth Amended and Restated Credit Agreement by and among Primoris Services Corporation, CIBC Bank USA and the several other financial institutions party thereto (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Principal Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Principal Financial Officer (*)

32.1	Section 1350 Certification by the Registrant’s Principal Executive Officer (**)

32.2	Section 1350 Certification by the Registrant’s Principal Financial Officer (**)

101 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (*)

101 SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(*)	Filed herewith.
(**)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMORIS SERVICES CORPORATION

Date: May 5, 2026	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)