Form 10-Q
period 2026-06-30
Primoris Services Corp
filed 2026-08-05
CIK 1361538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 53,832,327 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PRIMORIS SERVICES CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$218.2	$535.5
Accounts receivable, net	839.1	723.4
Contract assets	937.7	936.9
Prepaid expenses and other current assets	168.2	137.8
Total current assets	2,163.2	2,333.6
Property and equipment, net	543.3	531.2
Operating lease assets	492.3	488.9
Intangible assets, net	375.2	190.2
Goodwill	1,051.5	856.9
Other long-term assets	13.3	7.0
Total assets	$4,638.8	$4,407.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691.7	$744.3
Contract liabilities	683.1	633.6
Accrued liabilities	407.1	405.4
Dividends payable	4.3	4.3
Current portion of long-term debt	45.0	60.9
Total current liabilities	1,831.2	1,848.5
Long-term debt, net of current portion	752.0	409.0
Noncurrent operating lease liabilities, net of current portion	314.5	325.6
Deferred tax liabilities	54.5	71.4
Other long-term liabilities	80.3	72.3
Total liabilities	3,032.5	2,726.8
Commitments and contingencies (See Note 13)
Stockholders’ equity
Common stock—$0.0001 par value; 90,000,000 shares authorized: 53,828,741 and 54,045,067 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	239.1	296.9
Retained earnings	1,370.2	1,385.6
Accumulated other comprehensive loss	(3.0)	(1.5)
Total stockholders’ equity	1,606.3	1,681.0
Total liabilities and stockholders’ equity	$4,638.8	$4,407.8

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,688.2	$1,890.7	$3,248.1	$3,538.8
Cost of revenue	1,605.8	1,659.0	3,031.0	3,136.4
Gross profit	82.4	231.7	217.1	402.4
Selling, general and administrative expenses	106.3	104.6	212.0	204.1
Transaction and related costs	2.9	0.5	7.4	1.3
Operating (loss) income	(26.8)	126.6	(2.3)	197.0
Other income (expense):
Foreign exchange gain (loss), net	0.6	(0.4)	0.6	(0.6)
Other income, net	0.2	—	0.3	—
Interest expense, net	(10.6)	(7.5)	(15.2)	(15.3)
(Loss) income before benefit (provision) for income taxes	(36.6)	118.7	(16.6)	181.1
Benefit (provision) for income taxes	12.4	(34.4)	9.9	(52.5)
Net (loss) income	$(24.2)	$84.3	$(6.7)	$128.6

Dividends per common share	$0.08	$0.08	$0.16	$0.16

(Loss) earnings per share:
Basic	$(0.45)	$1.56	$(0.12)	$2.38
Diluted	$(0.45)	$1.54	$(0.12)	$2.35

Weighted average common shares outstanding:
Basic	54.0	54.0	54.1	53.9
Diluted	54.0	54.8	54.1	54.8

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$(24.2)	$84.3	$(6.7)	$128.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.6)	3.4	(1.5)	3.5
Comprehensive (loss) income	$(24.8)	$87.7	$(8.2)	$132.1

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Equity
Balance, March 31, 2026	54,235,290	$—	$287.7	$1,398.7		$(2.4)	$1,684.0
Net loss	—	—	—	(24.2)		—	(24.2)
Foreign currency translation adjustments, net of tax	—	—	—	—		(0.6)	(0.6)
Issuance of shares	2,144	—	0.4	—		—	0.4
Conversion of stock-based awards, net of shares withheld for taxes	40,594	—	(2.2)	—		—	(2.2)
Stock-based compensation	—	—	3.2	—		—	3.2
Purchase of stock	(449,287)		(50.0)	—		—	(50.0)
Dividends declared ($0.08 per share)	—	—	—	(4.3)		—	(4.3)
Balance, June 30, 2026	53,828,741	$—	$239.1	$1,370.2		$(3.0)	$1,606.3

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	Equity
Balance, December 31, 2025	54,045,067	$—	$296.9	$1,385.6		$(1.5)	$1,681.0
Net loss	—	—	—	(6.7)		—	(6.7)
Foreign currency translation adjustments, net of tax	—	—	—	—		(1.5)	(1.5)
Issuance of shares	7,642	—	1.1	—		—	1.1
Conversion of stock based awards, net of shares withheld for taxes	225,319	—	(19.8)	—		—	(19.8)
Stock-based compensation	—	—	10.9	—		—	10.9
Purchase of stock	(449,287)	—	(50.0)	—		—	(50.0)
Dividends declared ($0.16 per share)	—	—	—	(8.7)		—	(8.7)
Balance, June 30, 2026	53,828,741	$—	$239.1	$1,370.2		$(3.0)	$1,606.3

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In Millions, Except Share Amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	0	Equity
Balance, March 31, 2025	53,995,590	$—	$282.0	$1,167.8		$(4.1)		$1,445.7
Net income	—	—	—	84.3		—		84.3
Foreign currency translation adjustments, net of tax	—	—	—	—		3.4		3.4
Issuance of shares	4,640	—	0.3	—		—		0.3
Conversion of stock-based awards, net of shares withheld for taxes	8,233	—	(0.3)	—		—		(0.3)
Stock-based compensation	—	—	5.4	—		—		5.4
Dividends declared ($0.08 per share)	—	—	—	(4.3)		—		(4.3)
Balance, June 30, 2025	54,008,463	$—	$287.4	$1,247.8		$(0.7)		$1,534.5

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Retained		Comprehensive		Stockholders’
	Shares	Amount	Capital	Earnings	0	Loss	0	Equity
Balance, December 31, 2024	53,740,729	$0	$285.8	$1,127.9		$(4.2)		$1,409.5
Net income	—	—	0	128.6		0		128.6
Foreign currency translation adjustments, net of tax	—	—	0	0		3.5		3.5
Issuance of shares	22,534	—	1.4	0		0		1.4
Conversion of stock based awards, net of shares withheld for taxes	245,200	—	(10.2)	0		0		(10.2)
Stock-based compensation	—	—	10.4	0		0		10.4
Dividends declared ($0.16 per share)	—	—	0	(8.7)		0		(8.7)
Balance, June 30, 2025	54,008,463	$0	$287.4	$1,247.8		$(0.7)		$1,534.5

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(6.7)	$128.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (net of effect of acquisitions):
Depreciation and amortization	54.4	43.9
Stock-based compensation expense	10.9	10.4
Gain on sale of property and equipment	(9.0)	(9.9)
Other non-cash items	1.0	1.1
Changes in assets and liabilities:
Accounts receivable	(20.0)	(185.8)
Contract assets	24.2	(145.9)
Other current assets	(36.7)	(31.7)
Other long-term assets	(1.2)	1.3
Accounts payable	(102.5)	204.2
Contract liabilities	(23.7)	56.8
Operating lease assets and liabilities, net	(2.3)	(0.5)
Accrued liabilities	(27.1)	67.5
Other long-term liabilities	7.4	4.6
Net cash (used in) provided by operating activities	(131.3)	144.6
Cash flows from investing activities:
Purchase of property and equipment	(50.3)	(73.7)
Proceeds from sale of assets	12.5	14.6
Proceeds from repayment of note receivable	8.0	—
Cash paid for acquisitions, net of cash acquired	(401.4)	—
Net cash used in investing activities	(431.2)	(59.1)
Cash flows from financing activities:
Proceeds from issuance of debt	411.8	—
Payments on long-term debt	(21.0)	(182.7)
Borrowings under revolving line of credit	160.0	—
Payments on revolving line of credit	(160.0)	—
Payments on pledged accounts receivable under securitization facility	(62.5)	—
Proceeds from pledge of accounts receivable under securitization facility	—	50.0
Payments related to tax withholding for stock-based compensation	(19.8)	(10.2)
Stock purchases	(50.0)	—
Dividends paid	(8.7)	(8.6)
Other	(5.2)	(0.2)
Net cash provided by (used in) financing activities	244.6	(151.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	1.0
Net change in cash, cash equivalents and restricted cash	(317.4)	(65.2)
Cash, cash equivalents and restricted cash at beginning of the period	541.3	461.4
Cash, cash equivalents and restricted cash at end of the period	$223.9	$396.2

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIMORIS SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$18.1	$7.3
Cash paid for income taxes, net of refunds received	21.0	25.4
Leased assets obtained in exchange for new operating leases	72.2	73.4

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2026	2025
Dividends declared and not yet paid	$4.3	$4.3

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

Note 2—Basis of Presentation

Interim condensed consolidated financial statements — The interim condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As such, certain disclosures, which would substantially duplicate the disclosures contained in our Annual Report on Form 10-K, filed on February 24, 2026, which contains our audited consolidated financial statements for the year ended December 31, 2025, have been omitted.

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

	June 30,
	2026	2025
Cash and cash equivalents	$218.2	$390.3
Restricted cash included in prepaid expenses and other current assets	5.7	5.9
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$223.9	$396.2

	December 31,
	2025	2024
Cash and cash equivalents	$535.5	$455.8
Restricted cash included in prepaid expense and other current assets	5.8	5.6
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$541.3	$461.4

Accounts Receivable Securitization Facility — We have an Accounts Receivable Securitization Facility (the “AR Facility”) to reduce interest costs and improve cash flows from trade accounts receivable. Under the AR Facility we may sell or pledge trade accounts receivable as they are originated to a wholly owned bankruptcy remote special purpose entity (the “SPE”). The maximum commitment amount under the AR Facility is $250.0 million. Fees associated with the AR Facility for the six months ended June 30, 2026 and 2025 were $4.6 and $3.0 million, respectively, and are included in interest expense in the Condensed Consolidated Statements of Operations.

The total outstanding balance of trade accounts receivable that have been sold and derecognized is $213.5 million as of June 30, 2026. For the six months ended June 30, 2026, we received $92.5 million in cash proceeds from the sale of accounts receivables under the AR Facility and repaid $4.0 million to the AR Facility, which are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2025, we received $25.0 million in cash proceeds from the sale of accounts receivable under the AR Facility and did not have any repayments to the AR Facility.

There were no trade accounts receivable pledged as of June 30, 2026. For the six months ended June 30, 2026, we did not receive any cash proceeds from the pledge of accounts receivables under the AR Facility, and repaid $62.5 million to the AR Facility which are included in cash from financing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2025, we received $50.0 million in cash proceeds from the pledge of accounts receivables under the AR Facility, and did not repay any amounts to the AR Facility.

The SPE owned $219.7 million and $185.3 million of trade accounts receivable as of June 30, 2026, and December 31, 2025, respectively, which is included in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. In addition, the SPE had no debt outstanding as of June 30, 2026, and $62.5 million outstanding as of December 31, 2025, which is included in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. As of June 30, 2026, we had $36.5 million of available capacity under the AR Facility.

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

For the three and six months ended June 30, 2026, approximately 50.9% and 48.2% of total revenue was generated from our top ten customers and no one customer accounted for more than 10% of our total revenue.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, our financial assets and liabilities that are required to be measured at fair value as of June 30, 2026, and December 31, 2025 (in millions):

	Fair Value Measurements at Reporting Date
		Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets as of June 30, 2026:
Cash and cash equivalents	$218.2	$—	$—

Assets as of December 31, 2025:
Cash and cash equivalents	$535.5	$—	$—

Other financial instruments not listed in the table consist of accounts receivable, accounts payable and certain accrued liabilities. These financial instruments generally approximate fair value based on their short-term nature. The carrying value of our long-term debt approximates fair value based on comparison with current prevailing market rates for loans of similar risks and maturities.

Note 4—Acquisitions

Acquisition of PayneCrest

On May 1, 2026, we completed the acquisition of PayneCrest Electric, Inc. (“PayneCrest”) in an all-cash transaction valued at approximately $404.7 million, net of cash acquired. PayneCrest is a leading electrical construction and services provider supporting industrial, manufacturing, and advanced facilities. The acquisition increases our exposure to the high-growth data center services market and expands opportunities for integrating our industrial and renewables businesses with complementary electrical construction capabilities. The total purchase price was funded through a combination of borrowings under our term loan facility (as discussed immediately below) and cash on hand.

The table below represents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The final determination of fair value for certain assets and liabilities is subject to further change and will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined during the one-year measurement period, as defined in ASC 805, which ends during the second quarter of 2027. The primary areas of the preliminary estimates that are not yet finalized relate to property, plant and equipment, identifiable intangible assets, contract assets and liabilities, deferred income taxes, the fair value of certain contractual obligations, and accounts receivable.

Purchase consideration (in millions)
Total purchase consideration	$437.5
Less cash and restricted cash acquired	32.8
Net cash paid	$404.7

Identifiable assets acquired and liabilities assumed (in millions)
Cash and cash equivalents	$32.8
Accounts receivable	96.3
Contract assets	25.6
Prepaid expenses and other current assets	2.1
Property and equipment	3.6
Operating lease assets	3.2
Deferred tax asset	16.9
Intangible assets:
Customer relationships	128.1
Tradename	46.4
Backlog	24.9
Other long-term assets	2.6
Accounts payable and accrued liabilities	(62.7)
Contract liabilities	(73.3)
Noncurrent operating lease liabilities, net of current	(2.6)
Other long-term liabilities	(1.0)
Total identifiable net assets	242.9
Goodwill	194.6
Total purchase consideration	$437.5

Goodwill associated with the PayneCrest acquisition principally consists of expected benefits from the expanded exposure to the high-growth data center services market and expands opportunities for integrating our industrial and renewables businesses with complementary electrical construction capabilities. Goodwill also includes the value of the assembled workforce. Goodwill and intangible assets are deductible over a 15-year period for income tax purposes. We incorporated PayneCrest operations and all related Goodwill into our Energy segment.

The intangible assets acquired with the PayneCrest acquisition consisted of customer relationships of $128.1 million, tradename of $46.4 million, and backlog of $24.9 million. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships. The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The fair value of tradenames is estimated using the income approach, specifically the relief-from-royalty method, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the tradename. The significant assumptions used by management in determining the fair values of tradename intangible assets include future revenues, royalty rates, and discount rates. The fair value of backlog is estimated as of the acquisition date based upon the contractual nature of the backlog using the multi-period excess earnings method, which discounts to present value the projected cash flows attributable to the backlog. The customer relationships, tradename, and backlog are being amortized over a useful life of 15 years, 10 years, and 1 year, respectively.

Acquisition related costs were $0.4 million and $4.7 million for the three and six months ended June 30, 2026, and are included in “Transaction and related costs” on the Condensed Consolidated Statements of Operations. Such costs primarily consisted of professional fees paid to advisors.

Note 5—Revenue

We generate revenue under a range of contracting types, including fixed-price, unit-price, time and material, and cost reimbursable plus fee contracts, each of which has a different risk profile. For the six months ended June 30, 2026, and 2025, $2.2 billion, and $2.6 billion, respectively, of our revenue is derived from contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value. For these contracts, revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). For certain contracts, where scope is not adequately defined and we cannot reasonably estimate total contract value, revenue is recognized either on an input basis, based on contract costs incurred as defined within the respective contracts, or an output basis, based on units completed. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

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

As of June 30, 2026, we had $6.0 billion of remaining performance obligations. We expect to recognize 65.1% of our remaining performance obligations as revenue during the next 12 months and substantially all of the remaining balance in the 12 to 18 months thereafter.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. In the three months ended June 30, 2026, revenue was negatively impacted by $71.1 million as a result of changes in estimates associated with performance obligations satisfied prior to March 31, 2026. In the six months ended June 30, 2026, revenue was negatively impacted by $87.6 million as a result of changes in estimates associated with performance obligations satisfied prior to December 31, 2025. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including the reversal of any previously recognized profit, in the period it is identified and recognized as an “Accrued loss provision” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods.

As of June 30, 2026, we had approximately $244.0 million of unapproved contract modifications included in the aggregate transaction prices. These contract modifications were in the process of being negotiated in the normal course of business. Approximately $205.9 million of the contract modifications had been recognized as revenue on a cumulative catch-up basis through June 30, 2026.

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

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents the following:

●	unbilled revenue, which arises when revenue has been recorded but the amount will not be billed until a later date;

●	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones; and

●	contract materials for certain job specific materials not yet installed, which are valued using the specific identification method relating to the cost incurred to a specific project.

Contract assets consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Unbilled revenue	$584.4	$569.7
Retention receivable	291.3	311.2
Contract materials (not yet installed)	62.0	56.0
	$937.7	$936.9

Contract assets increased by $0.8 million compared to December 31, 2025, primarily due to higher unbilled revenue from the PayneCrest acquisition partially offset by a lower retention receivable.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents the following:

●	deferred revenue, which arises when billings are in excess of revenue recognized to date; and

●	the accrued loss provision.

Contract liabilities consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Deferred revenue	$667.0	$629.2
Accrued loss provision	16.1	4.4
	$683.1	$633.6

Contract liabilities increased by $49.5 million compared to December 31, 2025, due to higher deferred revenue from the PayneCrest acquisition and an increase in the accrued loss provision related to cost overruns on a renewables project that put the project in a loss position.

Revenue recognized for the six months ended June 30, 2026, that was included in the contract liability balance as of December 31, 2025, was approximately $521.7 million.

The following tables present our revenue disaggregated into various categories.

MSA and Non-MSA revenue was as follows (in millions):

	For the three months ended June 30, 2026
Segment	MSA	Non-MSA	Total
Utilities	$583.5	$129.1	$712.6
Energy	137.1	862.8	999.9
Intersegment eliminations	—	(24.3)	(24.3)
Total	$720.6	$967.6	$1,688.2

	For the six months ended June 30, 2026
Segment	MSA	Non-MSA	Total
Utilities	$1,057.1	288.4	$1,345.5
Energy	223.3	1,732.0	1,955.3
Intersegment eliminations	—	(52.7)	(52.7)
Total	$1,280.4	$1,967.7	$3,248.1

	For the three months ended June 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$539.4	$153.6	$693.0
Energy	63.9	1,172.9	1,236.8
Intersegment eliminations	(0.4)	(38.7)	(39.1)
Total	$602.9	$1,287.8	$1,890.7

	For the six months ended June 30, 2025
Segment	MSA	Non-MSA	Total
Utilities	$991.5	$264.9	$1,256.4
Energy	102.3	2,242.8	2,345.1
Intersegment eliminations	(0.9)	(61.8)	(62.7)
Total	$1,092.9	$2,445.9	$3,538.8

Revenue by contract type was as follows (in millions):

	For the three months ended June 30, 2026
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$106.9	$475.7	$130.0	$712.6
Energy	543.8	183.2	272.9	999.9
Intersegment eliminations	(16.7)	0.7	(8.3)	(24.3)
Total	$634.0	$659.6	$394.6	$1,688.2
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2026
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$219.0	$874.8	$251.7	$1,345.5
Energy	1,158.8	343.0	453.5	1,955.3
Intersegment eliminations	(42.4)	(0.9)	(9.4)	(52.7)
Total	$1,335.4	$1,216.9	$695.8	$3,248.1
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the three months ended June 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$110.5	$443.8	$138.7	$693.0
Energy	899.4	147.0	190.4	1,236.8
Intersegment eliminations	(32.1)	(6.5)	(0.5)	(39.1)
Total	$977.8	$584.3	$328.6	$1,890.7
(1)	Includes time and material and cost reimbursable plus fee contracts.

	For the six months ended June 30, 2025
Segment	Fixed-Price	Unit-Price	Cost Reimbursable (1)	Total
Utilities	$188.5	788.1	279.8	$1,256.4
Energy	1,676.3	294.2	374.6	2,345.1
Intersegment eliminations	(51.3)	(9.9)	(1.5)	(62.7)
Total	$1,813.5	$1,072.4	$652.9	$3,538.8

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

Note 6—Goodwill and Intangible Assets

The change in goodwill by reportable segment for the six months ended June 30, 2026, was as follows (in millions):

	Utilities	Energy	Total
Balance at December 31, 2025	$703.5	$153.4	$856.9
Goodwill acquired during the period	—	194.6	194.6
Balance at June 30, 2026	$703.5	$348.0	$1,051.5

The table below shows the intangible asset amounts, which are amortized on a straight-line basis (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$424.1	$(115.3)	$308.8	$296.0	$(105.8)	$190.2
Tradename	46.4	(0.8)	45.6	—	—	—
Backlog	24.9	(4.1)	20.8	—	—	—
Total	$495.4	$(120.2)	$375.2	$296.0	$(105.8)	$190.2

Amortization expense of intangible assets was $10.4 million and $4.6 million for the three months ended June 30, 2026, and 2025, respectively, and $14.4 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. Estimated future amortization expense for intangible assets is as follows (in millions):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Expense
2026 (remaining 6 months)	$27.1
2027	37.1
2028	27.6
2029	27.6
2030	27.6
Thereafter	228.2
$375.2

Note 7—Accounts Payable and Accrued Liabilities

As of June 30, 2026, and December 31, 2025, accounts payable included retention amounts of approximately $59.9 million and $61.4 million, respectively. These amounts owed to subcontractors have been retained pending contract completion and customer acceptance of jobs.

The following is a summary of accrued liabilities (in millions):

	June 30,	December 31,
	2026	2025
Payroll and related employee benefits	$157.5	$152.5
Current operating lease liability	167.6	155.4
Casualty insurance reserves	24.2	21.4
Corporate income taxes and other taxes	21.6	49.1
Other	36.2	27.0
	$407.1	$405.4

Note 8—Credit Arrangements

Long-term debt and credit facilities consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Term loan	$779.6	$379.6
Revolving credit facility	—	—
Commercial equipment notes	13.9	22.7
Mortgage notes	7.6	7.9
Securitization facility	—	62.5
Total debt	801.1	472.7
Unamortized debt issuance costs	(4.1)	(2.8)
Total debt, net	$797.0	$469.9
Less: current portion	(45.0)	(60.9)
Long-term debt, net of current portion	$752.0	$409.0

The weighted average interest rate on total debt outstanding as of June 30, 2026 and December 31, 2025 was 4.9% and 5.0%, respectively.

On May 1, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the credit agreement (the “Credit Agreement”) to increase the term loan (the “Term Loan”) by $411.8 million to an aggregate principal amount of $779.6 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from August 1, 2027 to May 1, 2031.

In addition to the New Term Loan, the Amended Credit Agreement increased the revolving credit facility to $750.0 million, (the “Revolving Credit Facility”), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue up to $400.0 million of letters of credit. As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.3 million, and available borrowing capacity was $740.7 million.

The Amended Credit Agreement contains various restrictive and financial covenants including, among others, a net senior debt/EBITDA ratio and minimum EBITDA to cash interest ratio. In addition, the Amended Credit Agreement includes restrictions on investments, change of control provisions and provisions in the event we dispose of more than 20% of our total assets. We were in compliance with the covenants for the Amended Credit Agreement as of June 30, 2026.

Canadian Credit Facilities

We have credit facilities totaling $14.0 million in Canadian dollars for the purposes of issuing commercial letters of credit and providing funding for working capital. As of June 30, 2026, commercial letters of credit outstanding were $0.4 million in Canadian dollars and there were no outstanding borrowings. Available capacity as of June 30, 2026 was $13.6 million in Canadian dollars.

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

The effective tax rate on income for the six months ended June 30, 2026, and 2025, was 59.5% and 29.0%, respectively. For the first six months of 2026, our tax rate differed from the U.S. federal statutory rate of 21.0%, primarily due to discrete tax benefits for equity compensation paid in the first six months, partially offset by the impact of state income tax expense and nondeductible components of per diem expenses. For the six months of 2025, our tax rate differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income tax expense and nondeductible components of per diem expenses.

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

Note 10—Dividends and Earnings Per Share

We paid cash dividends during 2026 and 2025 as follows:

Declaration Date	Record Date	Date Paid	Amount Per Share
February 19, 2025	March 31, 2025	April 15, 2025	$0.08
April 30, 2025	June 30, 2025	July 15, 2025	$0.08
July 30, 2025	September 30, 2025	October 15, 2025	$0.08
October 29, 2025	December 31, 2025	January 15, 2026	$0.08
February 17, 2026	March 31, 2026	April 15, 2026	$0.08
April 30, 2026	June 30, 2026	July 15, 2026	$0.08

The payment of future dividends is contingent upon our revenue and earnings, capital requirements and our general financial condition, as well as contractual restrictions and other considerations deemed relevant by the Board of Directors.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(24.2)	$84.3	$(6.7)	$128.6

Denominator:
Weighted average shares for computation of basic earnings per share:	54.0	54.0	54.1	53.9
Dilutive effect of stock-based awards (1)	—	0.8	—	0.9
Weighted average shares for computation of diluted earnings per share	54.0	54.8	54.1	54.8

Earnings per share:
Basic	$(0.45)	$1.56	$(0.12)	$2.38
Diluted	$(0.45)	$1.54	$(0.12)	$2.35

(1)	The dilutive effect of stock-based awards of 0.6 million and 0.7 million for the three and six months ended June 30, 2026, respectively, were excluded from the weighted average diluted shares outstanding for the three and six months ended June 30, 2026, as their inclusion would be anti-dilutive.

Note 11—Stockholders’ Equity

Common stock

During the three months ended June 30, 2026, and 2025, we issued 2,144 and 4,640 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors. During the six months ended June 30, 2026, and 2025, we issued 4,368 and 8,376 shares of common stock, respectively, as part of the quarterly compensation of the non-employee members of the Board of Directors.

During the three and six months ended June 30, 2026, a total of 40,594 and 225,319 restricted and performance stock units, net of forfeitures for tax withholdings, respectively, were converted to common stock. There were 8,233 and 245,200 restricted and performance stock units, net of forfeitures for tax withholdings, converted to common stock during the three and six months ended June 30, 2025, respectively.

We issued 3,118 shares of common stock in the six months ended June 30, 2025, under our long-term retention plan (“LTR Plan”). The shares were purchased by the participants in the LTR Plan with payment made to us of $0.2 million for the six months ended June 30, 2025. The shares purchased in the six months ended June 30, 2025, were for bonus amounts earned in 2024, and the number of shares was calculated based on 75% of the average daily closing market price during December 2024. In July 2025, the LTR plan was discontinued and no shares were issued in 2026, or will be issued in future periods.

Employee Stock Purchase Plan

In May 2022, our shareholders approved the 2022 Primoris Services Corporation Employee Stock Purchase Plan (the “ESPP”), for which eligible full-time employees can purchase shares of our common stock at a discount. The purchase price of the stock is 90% of the lower of the market price at the beginning of the offering period or the end of the offering period. Purchases occur semi-annually, approximately 30 days following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31 of each year, but in no cases can extend beyond March 31 of the period or year, and approximately 30 days following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 of each year. For the six months ended June 30, 2026, 3,274 shares were purchased at an average discounted purchase price of $126.54 per share. For the six months ended June 30, 2025, 11,040 shares were purchased at an average discounted purchase price of $51.80 per share.

Share Purchase Plan

On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the three and six months ended June 30, 2026, we purchased 449,287 shares, which in the aggregate equaled $50.0 million, at a weighted average purchase price of $111.29 per share. As of June 30, 2026, we had $100.0 million available for purchase under the share purchase program.

Note 12—Leases

We lease administrative and operational facilities, which are generally longer-term, project specific facilities or yards, and construction equipment under non-cancelable operating leases. We determine if an arrangement is a lease at inception. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Operating leases are included in “Operating lease assets”, “Accrued liabilities”, and “Noncurrent operating lease liabilities, net of current portion” on our Condensed Consolidated Balance Sheets. We also made an accounting policy election in which leases with an initial term of 12 months or less are not recorded on the balance sheet and lease payments are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.

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

The components of lease expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense (1)	$49.8	$39.4	$97.6	$81.0

________________________________________

(1)	Includes short-term leases which are immaterial.

Our operating lease liabilities are reported on the Condensed Consolidated Balance Sheets as follows (in millions):

	June 30,	December 31,
	2026	2025
Accrued liabilities	$167.6	$155.4
Noncurrent operating lease liabilities, net of current portion	314.5	325.6
	$482.1	$481.0

Note 13—Commitments and Contingencies

Legal proceedings — We are subject to claims and legal proceedings arising out of our business. We record costs related to contingencies when a loss from such claims is probable and the amount is reasonably estimable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. In view of the inherent difficulty of predicting the outcome of claims and other legal proceedings, we may not be able to predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.

On July 21, 2026, two purported Company stockholders filed a putative class action in the U.S. District Court for the Northern District of Texas against the Company and certain current and former officers, alleging false and misleading statements in the Company’s disclosures. The plaintiffs seek monetary damages and costs and expenses. The Company intends to vigorously defend against these claims. However, given the uncertainty of litigation, the Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to this matter.

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

Bonding — As of June 30, 2026 and December 31, 2025, we had bid and payment/performance bonds issued and outstanding totaling approximately $9.3 billion and $8.7 billion, respectively. The remaining performance obligation on those bonded projects totaled approximately $1.9 billion and $2.4 billion as of June 30, 2026, and December 31, 2025, respectively.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, data center services and petroleum and petrochemical industries, as well as state departments of transportation.

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

Operating performance by segment for the three months ended June 30, 2026, and 2025 was as follows (in millions):

	For the three months ended June 30, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$712.6	—	$999.9	—	$(24.3)	(1)	$1,688.2	—
Cost of revenue	627.5	88.1%	1,002.6	100.3%	(24.3)	(1)	1,605.8	95.1%
Gross profit (loss)	85.1	11.9%	(2.7)	(0.3)%	—		82.4	4.9%
Selling, general, and administrative expenses	30.6	4.3%	53.7	5.4%	22.0		106.3	6.3%
Transaction and related costs	—		—		2.9		2.9
Operating income (loss)	$54.5	7.6%	$(56.4)	(5.6)%	$(24.9)		$(26.8)	(1.6)%

(1)	Represents intersegment revenue and cost of revenue of $24.2 million in the Utilities segment and $0.1 million in the Energy Segment eliminated in our Condensed Consolidated Statements of Operations.

	For the three months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$693.0	—	$1,236.8	—	$(39.1)	(1)	$1,890.7	—
Cost of revenue	595.5	85.9%	1,102.6	89.2%	(39.1)	(1)	1,659.0	87.7%
Gross profit	97.5	14.1%	134.2	10.8%	—		231.7	12.3%
Selling, general, and administrative expenses	32.0	4.6%	41.6	3.4%	31.0		104.6	5.5%
Transaction and related costs	—		—		0.5		0.5
Operating income	$65.5	9.5%	$92.6	7.5%	$(31.5)		$126.6	6.7%

(1)	Represents intersegment revenue and cost of revenue of $39.1 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Operations.

Operating performance by segment for the six months ended June 30, 2026, and 2025 was as follows (in millions):

	For the six months ended June 30, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,345.5	—	$1,955.3	—	$(52.7)	(1)	$3,248.1	—
Cost of revenue	1,198.4	89.1%	1,885.3	96.4%	(52.7)	(1)	3,031.0	93.3%
Gross profit	147.1	10.9%	70.0	3.6%	—		217.1	6.7%
Selling, general, and administrative expenses	62.1	4.6%	96.6	4.9%	53.3		212.0	6.5%
Transaction and related costs	—		—		7.4		7.4
Operating income (loss)	$85.0	6.3%	$(26.6)	(1.4)%	$(60.7)		$(2.3)	(0.1)%

(1)	Represents intersegment revenue and cost of revenue of $52.6 million in the Utilities segment and $0.1 million in the Energy Segment eliminated in our Condensed Consolidated Statements of Operations.

	For the six months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,256.4	—	$2,345.1	—	$(62.7)	(1)	$3,538.8	—
Cost of revenue	1,107.3	88.1%	2,091.8	89.2%	(62.7)	(1)	3,136.4	88.6%
Gross profit	149.1	11.9%	253.3	10.8%	—		402.4	11.4%
Selling, general, and administrative expenses	65.5	5.2%	81.8	3.5%	56.8		204.1	5.8%
Transaction and related costs	—		—		1.3		1.3
Operating income	$83.6	6.7%	$171.5	7.3%	$(58.1)		$197.0	5.6%

(1)	Represents intersegment revenue and cost of revenue of $62.7 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Operations.

Reconciliation of operating income to income before provision for income taxes is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	a	2026	2025
Operating (loss) income	$(26.8)	$126.6		$(2.3)	$197.0
Foreign exchange gain (loss), net	0.6	(0.4)		0.6	(0.6)
Other income, net	0.2	—		0.3	—
Interest expense, net	(10.6)	(7.5)		(15.2)	(15.3)
(Loss) income before benefit (provision) for income taxes	$(36.6)	$118.7		$(16.6)	$181.1

Depreciation and Amortization

Depreciation of various fixed assets and finance leases and amortization of intangible assets are reported by the segment/corporate group that utilizes the underlying assets. Depreciation and amortization are included within Cost of revenue and SG&A in the Condensed Consolidated Statements of Operations. A substantial majority of depreciation is reported in Cost of revenue and all amortization is included within SG&A. Depreciation and amortization expense by segment for the three and six months ended June 30, 2026, and 2025 was as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Utilities	$14.2	$14.6	$28.3	$28.8
Energy	14.4	6.4	22.3	12.3
Corporate and non-allocated costs	2.1	1.5	3.8	2.8
Total depreciation and amortization	$30.7	$22.5	$54.4	$43.9

Separate measures of our business assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management and our CODM, as defined by ASC 280, to evaluate segment performance and are therefore not presented by segment.

Geographic Region — Revenue and Total Assets

The majority of our revenue is derived from customers in the United States with approximately 3.0% and 2.3% generated from sources outside of the United States during the six months ended June 30, 2026 and 2025, respectively, principally in Canada. As of June 30, 2026 and December 31, 2025, approximately 2.9% and 3.4%, respectively, of total assets were located outside of the United States, principally in Canada.

PRIMORIS SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (“Second Quarter 2026 Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and usually can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We discuss many of these risks in detail in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission (“SEC”). You should read this Second Quarter 2026 Report, our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Second Quarter 2026 Report. We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes included in Part 1, Item 1 of this Second Quarter 2026 Report and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Energy segment operates throughout the United States and Canada and specializes in a range of services that include engineering, procurement, construction, and maintenance services for entities in the energy, renewable energy and energy storage, renewable fuels, data center services and petroleum and petrochemical industries, as well as state departments of transportation.

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

We are exposed to certain market risks related to changes in interest rates. To monitor and manage these market risks, we have established risk management policies and procedures. Our Revolving Credit Facility, New Term Loan, and Accounts Receivable Securitization Facility bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2026, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2026, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $7.8 million.

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

Acquisition of PayneCrest

On May 1, 2026, we completed the acquisition of PayneCrest Electric, Inc. (“PayneCrest”) in an all-cash transaction valued at approximately $404.7 million, net of cash acquired. PayneCrest is a leading electrical construction and services provider supporting industrial, manufacturing, and advanced facilities. The acquisition increases our exposure to the high-growth data center services market and expands opportunities for integrating our industrial and renewables businesses with complementary electrical construction capabilities. The total purchase price was funded through a combination of borrowings under our term loan facility (as amended) and cash on hand. We incorporated PayneCrest operations into our Energy segment. For more information, see Note 4 – “Acquisitions” in Item 1, Financial Statements of this Second Quarter 2026 Report.

Seasonality, cyclicality and variability

Our results of operations are subject to quarterly variations. Some of the variation is the result of weather, particularly rain, ice, snow, and named storms, which can impact our ability to perform infrastructure services. These seasonal impacts can affect revenue and profitability in all of our businesses. Any quarter can be affected either negatively or positively, by atypical weather patterns in any part of the country. In addition, demand for new projects in our Utilities segment tends to be lower during the early part of the calendar year due to clients’ internal budget cycles. As a result, we usually experience higher revenue and earnings in the second, third and fourth quarters of the year as compared to the first quarter.

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

Results of Operations

Consolidated Results

The following discussion compares the results of the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025.

Revenue

Revenue was $1.7 billion for the three months ended June 30, 2026, a decrease of $0.2 billion, or 10.7%, compared to the same period in 2025. The decrease was due to lower revenue in our Energy segment.

Revenue was $3.2 billion for the six months ended June 30, 2026, a decrease of $0.3 billion, or 8.2%, compared to the same period in 2025. The decrease was due to lower revenue in our Energy segment partially offset by growth in the Utilities segment.

Gross Profit

Gross profit was $82.4 million for the three months ended June 30, 2026, a decrease of $149.3 million, or 64.4% compared to the same period in 2025. The decrease was primarily due to a decrease in revenue and margin in the Energy segment and a decrease in margin in the Utilities segment. Gross profit as a percentage of revenue decreased to 4.9% for the three months ended June 30, 2026, compared to 12.3% for the same period in 2025 primarily driven by lower margins in the Energy and Utilities segments.

Gross profit was $217.1 million for the six months ended June 30, 2026, a decrease of $185.3 million, or 46.0%, compared to the same period in 2025. The decrease was primarily due to a decrease in revenue and margin in the Energy segment. Gross profit as a percentage of revenue decreased to 6.7% for the six months ended June 30, 2026, compared to 11.4% for the same period in 2025 primarily driven by lower margins in the Energy segment.

Selling, general and administrative expenses

SG&A expenses were $106.3 million during the three months ended June 30, 2026, an increase of $1.7 million, or 1.6%, compared to 2025, due to the acquisition of PayneCrest, partially offset by lower incentive compensation costs. SG&A expenses as a percentage of revenue increased to 6.3% compared to 5.5% for the corresponding period in 2025 primarily due to lower revenue.

SG&A expenses were $212.0 million during the six months ended June 30, 2026, an increase of $7.9 million, or 3.9%, compared to 2025, primarily due to the acquisition of PayneCrest, partially offset by lower incentive compensation costs. SG&A expenses as a percentage of revenue increased to 6.5% compared to 5.8% for the corresponding period in 2025 primarily due to lower revenue.

Transaction and related costs

Transaction and related costs were $2.9 million during the three months ended June 30, 2026, compared to $0.5 million for the three months ended June 30, 2025. The increase was primarily due to professional fees paid to advisors associated with the PayneCrest acquisition.

Transaction and related costs were $7.4 million during the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. The increase was primarily due to professional fees paid to advisors associated with the PayneCrest acquisition.

Other income and expense

Non-operating income and expense items for the three and six months ended June 30, 2026, and 2025 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Foreign exchange gain (loss), net	$0.6	$(0.4)	$0.6	$(0.6)
Other income, net	0.2	—	0.3	—
Interest expense, net	(10.6)	(7.5)	(15.2)	(15.3)
Total other expense	$(9.8)	$(7.9)	$(14.3)	$(15.9)

Interest expense, net for the three months ended June 30, 2026, increased $3.1 million compared to the same period in 2025, due to higher average debt balances, offset by a lower average interest rate.

Interest expense, net for the six months ended June 30, 2026, decreased $0.1 million compared to the same period in 2025, due to a lower average interest rate, offset by higher average debt balances.

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

The effective tax rate for the six month period ended June 30, 2026, of 59.5%, differs from the U.S. federal statutory rate of 21.0%, primarily due to discrete tax benefits for equity compensation paid in the first six months, partially offset by state income tax expense and nondeductible components of per diem expenses. The effective tax rate for the six month period ended June 30, 2025, of 29.0% differs from the U.S. federal statutory rate of 21.0% primarily due to state income tax expense and nondeductible components of per diem expenses.

We recorded an income tax benefit for the six months ended June 30, 2026, of $9.9 million compared to an income tax expense of $52.5 million for the six months ended June 30, 2025. The $62.4 million change is primarily driven by a $197.7 million decrease in pretax income and an increase in the effective tax rate.

Segment results

Operating performance by segment for the three months ended June 30, 2026 and 2025 was as follows (in millions):

	For the three months ended June 30, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$712.6	—	$999.9	—	$(24.3)	(1)	$1,688.2		—
Cost of revenue	627.5	88.1%	1,002.6	100.3%	(24.3)	(1)	1,605.8		95.1%
Gross profit (loss)	85.1	11.9%	(2.7)	(0.3)%	—		82.4		4.9%
Selling, general, and administrative expenses	30.6	4.3%	53.7	5.4%	22.0		106.3		6.3%
Transaction and related costs	—		—		2.9		2.9
Operating income (loss)	$54.5	7.6%	$(56.4)	(5.6)%	$(24.9)		$(26.8)		(1.6)%

(1)	Represents intersegment revenue and cost of revenue of $24.2 million in the Utilities segment and $0.1 million in the Energy Segment eliminated in our Condensed Consolidated Statements of Operations.

	For the three months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	a	% of Consolidated Revenue
Revenue	$693.0	—	$1,236.8	—	$(39.1)	(1)	$1,890.7		—
Cost of revenue	595.5	85.9%	1,102.6	89.2%	(39.1)	(1)	1,659.0		87.7%
Gross profit	97.5	14.1%	134.2	10.8%	—		231.7		12.3%
Selling, general, and administrative expenses	32.0	4.6%	41.6	3.4%	31.0		104.6		5.5%
Transaction and related costs	—		—		0.5		0.5
Operating income	$65.5	9.5%	$92.6	7.5%	$(31.5)		$126.6		6.7%

(1)	Represents intersegment revenue and cost of revenue of $39.1 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Operations.

Utilities Segment

Revenue increased by $19.6 million, or 2.8%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to increased activity in our gas operations and power delivery businesses, partially offset by decreased activity in our communications business.

Operating income for the three months ended June 30, 2026, decreased $11.0 million, or 16.8% compared to the same period in 2025 due to lower gross margins, partially offset by revenue growth. Gross profit as a percentage of revenue during the three months ended June 30, 2026, decreased to 11.9% compared to 14.1% in the same period in 2025 primarily due to the impact of favorable project closeouts in our gas operations business in 2025, and a decrease in higher margin storm restoration work in 2026.

Energy Segment

Revenue decreased by $236.9 million, or 19.2%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily attributable to decreased renewable energy activity, due to slower than anticipated start of new projects, release of new work, and slower than expected financial close associated with certain projects. The decrease was partially offset by the incremental impact from the acquisition of PayneCrest.

Operating income for the three months ended June 30, 2026, decreased by $149.0 million compared to the same period in 2025, due to decreased revenue and lower gross margins. Gross loss as a percentage of revenue was (0.3%) during the three months ended June 30, 2026, compared to gross profit as a percentage of revenue of 10.8% in the same period in 2025 primarily due to cost overruns in 2026 associated with six renewable energy projects. These higher costs were driven in part by project redesign efforts, changes in project sequencing, labor productivity challenges, sub-surface issues, and unfavorable weather conditions. Two of the six projects were substantially complete in the second quarter of 2026, three are expected to be substantially complete in the third quarter of 2026, and the remaining project is expected to be substantially complete in the fourth quarter of 2026. In addition, we have had lower than anticipated volumes in 2026, which led to higher relative carrying costs for equipment and personnel.

Operating performance by segment for the six months ended June 30, 2026 and 2025 was as follows (in millions):

	For the six months ended June 30, 2026
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,345.5	—	$1,955.3	—	$(52.7)	(1)	$3,248.1	—
Cost of revenue	1,198.4	89.1%	1,885.3	96.4%	(52.7)	(1)	3,031.0	93.3%
Gross profit	147.1	10.9%	70.0	3.6%	—		217.1	6.7%
Selling, general, and administrative expenses	62.1	4.6%	96.6	4.9%	53.3		212.0	6.5%
Transaction and related costs	—		—		7.4		7.4
Operating income (loss)	$85.0	6.3%	$(26.6)	(1.4)%	$(60.7)		$(2.3)	(0.1)%

(1)	Represents intersegment revenue and cost of revenue of $52.6 million in the Utilities segment and $0.1 million in the Energy Segment eliminated in our Condensed Consolidated Statements of Operations.

	For the six months ended June 30, 2025
	Utilities	% of Segment Revenue	Energy	% of Segment Revenue	Corporate and non-allocated costs		Consolidated	% of Consolidated Revenue
Revenue	$1,256.4	—	$2,345.1	—	$(62.7)	(1)	$3,538.8	—
Cost of revenue	1,107.3	88.1%	2,091.8	89.2%	(62.7)	(1)	3,136.4	88.6%
Gross profit	149.1	11.9%	253.3	10.8%	—		402.4	11.4%
Selling, general, and administrative expenses	65.5	5.2%	81.8	3.5%	56.8		204.1	5.8%
Transaction and related costs	—		—		1.3		1.3
Operating income	$83.6	6.7%	$171.5	7.3%	$(58.1)		$197.0	5.6%

(1)	Represents intersegment revenue and cost of revenue of $62.7 million in the Utilities segment eliminated in our Condensed Consolidated Statements of Operations.

Utilities Segment

Revenue increased by $89.1 million, or 7.1%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to increased activity in our power delivery and gas operations markets, partially offset by decreased activity in our communications market.

Operating income for the six months ended June 30, 2026, increased $1.4 million, or 1.7% compared to the same period in 2025 due to lower gross margins, partially offset by revenue growth. Gross profit as a percentage of revenue during the six months ended June 30, 2026, decreased to 10.9% compared to 11.9% in the same period in 2025 primarily due to a favorable impact from project closeouts in our gas operations business in 2025 and a decrease in higher margin storm restoration work in 2026.

Energy Segment

Revenue decreased by $389.8 million, or 16.6%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily attributable to decreased renewable energy activity, due to slower than anticipated start of new projects, release of new work, and slower than expected financial close associated with certain projects. The decrease was partially offset by the incremental impact from the acquisition of PayneCrest.

Operating income for the six months ended June 30, 2026, decreased by $198.1 million compared to the same period in 2025, due to decreased revenue and lower gross margins. Gross profit as a percentage of revenue decreased to 3.6% during the six months ended June 30, 2026, compared to 10.8% in the same period in 2025 primarily due to cost overruns in 2026 associated with six renewable energy projects. These higher costs were driven in part by project redesign efforts, changes in project sequencing, labor productivity challenges, sub-surface issues, and unfavorable weather conditions. Two of the six projects were substantially complete in the second quarter of 2026, three are expected to be substantially complete in the third quarter of 2026, and the remaining project is expected to be substantially complete in the fourth quarter of 2026. In addition, we have had lower than anticipated volumes in 2026, which led to higher relative carrying costs for equipment and personnel.

Geographic area financial information

The majority of our revenue is derived from customers in the United States with approximately 3.0% generated from sources outside of the United States during the six months ended June 30, 2026, principally in Canada.

Backlog

For infrastructure services contractors, backlog can be an indicator of future revenue streams. Different companies define and calculate backlog in different manners. We define backlog as anticipated revenue from the uncompleted portions of existing contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value (“Fixed Backlog”), and the estimated revenue on MSA work (“MSA Backlog”). We present two measures of backlog: one that includes Fixed Backlog and MSA Backlog for the next twelve months, and total backlog that includes all Fixed Backlog and MSA Backlog to the end of the MSA agreement. In addition, many of our MSAs are subject to renewal, and these potential renewals can be considered in estimating MSA Backlog. We do not include certain contracts in the calculation of fixed backlog where scope, and therefore contract value, is not adequately defined. We estimate MSA Backlog based on historical trends, anticipated seasonal impacts and estimates of customer demand based on information from our customers.

Fixed and MSA Backlog by reporting segment for the periods ending June 30, 2026, and December 31, 2025, were as follows (in millions):

	June 30, 2026		December 31, 2025
	Next 12 Months	Total	Next 12 Months	Total
Utilities
Fixed Backlog	$90.6	$90.6	$96.1	$96.1
MSA Backlog	2,214.6	7,575.4	1,904.8	6,327.3
Backlog	$2,305.2	$7,666.0	$2,000.9	$6,423.4

Energy
Fixed Backlog (1)	$3,519.8	$5,613.7	$3,081.7	$4,889.8
MSA Backlog	269.9	576.6	208.8	632.1
Backlog	$3,789.7	$6,190.3	$3,290.5	$5,521.9

Total
Fixed Backlog	$3,610.4	$5,704.3	$3,177.8	$4,985.9
MSA Backlog	2,484.5	8,152.0	2,113.6	6,959.4
Backlog	$6,094.9	$13,856.3	$5,291.4	$11,945.3

(1)	Total Fixed Backlog as of June 30, 2026, includes approximately $432.2 million as a result of the PayneCrest acquisition.

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

On May 1, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with CIBC Bank USA, as administrative agent (the “Administrative Agent”) and co-lead arranger, and the financial parties thereto (collectively, the “Lenders”), amending and restating the credit agreement (the “Credit Agreement”) to increase the term loan (the “Term Loan”) by $411.8 million to an aggregate principal amount of $779.6 million (the “New Term Loan”) and to extend the maturity date of the Credit Agreement from August 1, 2027 to May 1, 2031.

In addition to the New Term Loan, the Amended Credit Agreement increased the revolving credit facility to $750.0 million (the “Revolving Credit Facility), whereby the Lenders agreed to make loans on a revolving basis from time to time and to issue up to $400.0 million of letters of credit.

As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, commercial letters of credit outstanding were $9.3 million, and available borrowing capacity was $740.7 million. In addition, there were no outstanding borrowings under our Canadian credit facilities as of June 30, 2026, commercial letters of credit outstanding were $0.4 million in Canadian dollars and available borrowing capacity was $13.6 million in Canadian dollars.

We have an Accounts Receivable Securitization Facility (the “AR Facility”) to reduce interest costs and improve cash flows from trade accounts receivable. Under the AR Facility we may sell or pledge trade accounts receivable as they are originated to a wholly owned bankruptcy remote special purpose entity. The maximum commitment amount under the AR Facility is $250.0 million. The total outstanding balance of trade accounts receivable that have been sold and derecognized is $213.5 million as of June 30, 2026. In addition, no trade accounts receivable have been pledged as of June 30, 2026. As of June 30, 2026, we had $36.5 million of available capacity under the AR Facility.

In order to maintain sufficient liquidity, we evaluate our working capital requirements on a regular basis. We may elect to raise additional capital by issuing common stock, convertible notes, term debt or increasing the borrowing capacity under our credit facilities as necessary to fund our operations or to fund the acquisition of new businesses.

Our cash and cash equivalents totaled $218.2 million as of June 30, 2026, compared to $535.5 million as of December 31, 2025. We anticipate that our cash and investments on hand, existing borrowing capacity under our credit facilities, access to and capacity under a shelf registration statement, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, our planned capital expenditures, and settle our commitments and contingencies for the next twelve months and the foreseeable future.

The construction industry is capital intensive, and we expect to continue to make capital expenditures to meet anticipated needs for our services. During the six months ended June 30, 2026, we spent approximately $50.3 million for capital expenditures, which included $28.4 million for construction equipment and $13.1 million on our facilities. Capital expenditures for the remaining six months of 2026 are expected to total between $70.0 million and $90.0 million, which includes $60.0 million to $80.0 million for equipment.

Cash Flows

Cash flows during the six months ended June 30, 2026 and 2025 are summarized as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Change in cash:
Net cash (used in) provided by operating activities	$(131.3)	$144.6
Net cash used in investing activities	(431.2)	(59.1)
Net cash provided by (used in) financing activities	244.6	(151.7)
Effect of exchange rate changes	0.5	1.0
Net change in cash, cash equivalents and restricted cash	$(317.4)	$(65.2)

Operating Activities

The cash flows provided by operating activities for the six months ended June 30, 2026 and 2025, were as follows (in millions):

	Six months ended
	June 30,
	2026	2025	Change
Operating Activities:
Net (loss) income	$(6.7)	$128.6	$(135.3)
Depreciation and amortization	54.4	43.9	10.5
Changes in assets and liabilities	(181.9)	(29.5)	(152.4)
Gain on sale of property and equipment	(9.0)	(9.9)	0.9
Other	11.9	11.5	0.4
Net cash (used in) provided by operating activities	$(131.3)	$144.6	$(275.9)

Net cash used in operating activities for the six months ended June 30, 2026 was $131.3 million compared to $144.6 million cash provided by operating activities for the six months ended June 30, 2025. The change year-over-year was primarily due to the unfavorable impact from the changes in assets and liabilities and a decrease in net income.

The significant components of the $181.9 million change in assets and liabilities for the six months ended June 30, 2026 are summarized as follows:

●	Accounts payable and accrued liabilities decreased by $129.6 million primarily due to the timing of our payments to vendors;
●	Contract liabilities decreased $23.7 million, primarily due to lower deferred revenue;
●	Accounts receivable increased by $20.0 million, primarily due to the timing of collecting from our customers; and
●	Contract assets decreased by $24.2 million, primarily due to the timing of billing our customers.

The significant components of the $29.5 million change in assets and liabilities for the six months ended June 30, 2025 are summarized as follows:

●	Accounts payable and accrued liabilities increased by $271.7 million primarily due to revenue growth and the timing of our payments to vendors;

●	Contract liabilities increased $56.8 million, primarily due to higher deferred revenue;

●	Accounts receivable increased by $185.8 million, primarily due to increased revenue and the timing of collecting from our customers;

●	Contract assets increased by $145.9 million, primarily due to increased revenue and the timing of billing our customers; and

●	Other current assets increased by $31.7 million, primarily due to the prepayment of insurance premiums and an increase in prepaid material purchases related to our solar projects.

Investing activities

For the six months ended June 30, 2026, cash used in investing activities was $431.2 million compared to $59.1 million for the six months ended June 30, 2025.

During the six months ended June 30, 2026, we used $401.4 million for the acquisition of PayneCrest.

During the six months ended June 30, 2026, we purchased property and equipment for $50.3 million compared to $73.7 million during the same period in the prior year. We believe the ownership or long-term leasing of equipment is generally preferable to renting equipment on a project-by-project basis, as this strategy helps to ensure the equipment is available for our projects when needed. In addition, this approach has historically resulted in lower overall equipment costs.

We periodically sell assets, typically to update our fleet. We received proceeds from the sale of assets of $12.5 million during the six months ended June 30, 2026, compared to $14.6 million during the same period in the prior year.

Financing activities

Financing activities provided cash of $244.6 million for the six months ended June 30, 2026, which was primarily due to the following:

●	Proceeds from the issuance of debt of $411.8 million;
●	Payments on our AR Facility of $62.5 million;
●	Purchase of common stock of $50.0 million;
●	Payments on long-term debt of $21.0 million;
●	Payments related to tax withholding for stock-based compensation of $19.8 million; and
●	Dividend payments to our stockholders of $8.7 million.

Financing activities used cash of $151.7 million for the six months ended June 30, 2025, which was primarily due to the following:

●	Payments of long-term debt of $182.7 million, including $150.0 million of additional principal payments on our Term Loan;
●	Payments related to tax withholding for stock-based compensation of $10.2 million;
●	Dividend payments to our stockholders of $8.6 million; and
●	Borrowings on our AR Facility of $50.0 million.

Credit Agreements

For a description of our credit agreements, see Note 8 — “Credit Arrangements” in Item 1, Financial Statements of this Second Quarter 2026 Report.

Common stock

For a discussion of items affecting our common stock, please see Note 11 — “Stockholders’ Equity” in Item 1, Financial Statements of this Second Quarter 2026 Report.

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

●	As of June 30, 2026, we had letters of credit outstanding of $9.7 million under the terms of our credit agreements. These letters of credit are used by our insurance carriers to ensure reimbursement for amounts that they are disbursing on our behalf, such as beneficiaries under our self-funded insurance program. In addition, from time to time, certain customers require us to post a letter of credit to ensure payments to our subcontractors or guarantee performance under our contracts. Letters of credit reduce our borrowing availability under our Credit Agreement and our Canadian credit facilities. If these letters of credit were drawn on by the beneficiary, we would be required to reimburse the issuer of the letter of credit, and we may be required to record a charge to earnings for the reimbursement. As of the date of this Second Quarter 2026 Report, we do not believe that it is likely that any material claims will be made under a letter of credit;

●	In the ordinary course of our business, we may be required by our customers to post surety bid or payment/performance bonds in connection with services that we provide. As of June 30, 2026, we had bid and payment/performance bonds issued and outstanding totaling approximately $9.3 billion. The remaining performance obligation on those bonded projects totaled approximately $1.9 billion as of June 30, 2026. As of the date of this Second Quarter 2026 Report, we do not anticipate that we would have to fund any material claim under our surety arrangements;

●	Certain of our subsidiaries are parties to collective bargaining agreements with unions. In most instances, these agreements require that we contribute to multi-employer pension and health and welfare plans. For many plans, the contributions are determined annually and required future contributions cannot be determined since contribution rates depend on the total number of union employees and actuarial calculations based on the demographics of all participants. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Amendments Act of 1980, subjects employers to potential liabilities in the event of an employer’s complete or partial withdrawal of an underfunded multi-employer pension plan. The Pension Protection Act of 2006 added new funding rules that are classified as “endangered”, “seriously endangered”, or “critical” status. Withdrawal liabilities or requirements for increased future contributions could negatively impact our results of operations and liquidity;

●	We enter into employment agreements with certain employees which provide for compensation and benefits under certain circumstances and which may contain a change of control clause. We may be obligated to make payments under the terms of these agreements; and

●	From time to time, we make other guarantees, such as guaranteeing the obligations of our subsidiaries.

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

The carrying amounts for cash and cash equivalents, accounts receivable, short-term investments, short-term debt, accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value as of June 30, 2026, due to the generally short maturities of these items.

Our Revolving Credit Facility and New Term Loan bear interest at a variable rate which exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2026, none of our variable rate debt outstanding was economically hedged. Based on our variable rate debt outstanding as of June 30, 2026, a 1.0% increase or decrease in interest rates would change annual interest expense by approximately $7.8 million.

We do not execute transactions or use financial derivative instruments for trading or speculative purposes. We generally enter into transactions with counter-parties that are financial institutions as a means to limit significant exposure with any one party.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting practices or processes that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 — “Commitments and Contingencies”, included in the unaudited notes to our condensed consolidated financial statements included in Item 1. Financial Statements of this Second Quarter 2026 Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Securities

Share activity during the three months ended June 30, 2026 was as follows:

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of Publicly	Shares That May Yet Be Purchased
Period	of Shares Purchased	Paid Per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	—	—	—	$—
May 1, 2026 to May 31, 2026	449,287	$111.29	449,287	100.0
June 1, 2026 to June 30, 2026	—	—	—	—
Total	449,287	$111.29	449,287	$100.0

(1)	On April 30, 2025, our Board of Directors authorized a share purchase program under which we may acquire shares up to an aggregate purchase price of $150.0 million. The timing of share purchases, if any, depends on market conditions, share price and other factors. The share purchase program expires on April 30, 2028. During the three months ended June 30, 2026, we purchased 449,287 shares, which in the aggregate equaled $50.0 million, at a weighted average purchase price $111.29 per share. As of June 30, 2026, we had $100.0 million available for purchase under the share purchase program.

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

PRIMORIS SERVICES CORPORATION

Date: August 4, 2026	/s/ Kenneth M. Dodgen
Kenneth M. Dodgen
Executive Vice President, Chief Financial Officer (Principal Financial Officer)